Form 10-K
period 2015-12-31
Criteo S.A.
filed 2016-02-29
CIK 1576427

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
for the Fiscal Year Ended December 31, 2015
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
for the transition period from                    to
Commission file number: 001-36153

Criteo S.A.
(Exact name of registrant as specified in its charter)

France (State or other jurisdiction of incorporation or organization)	Not Applicable (I.R.S. Employer Identification Number)
32, rue Blanche, 75009 Paris—France
(Address of principal executive offices including zip code)
Registrant's telephone number, including area code: +33 1 40 40 22 90
          Securities registered pursuant to Section 12(b) of the Act:

American Depositary Shares, each representing one ordinary share, nominal value €0.025 per share	Nasdaq Global Select Market
Ordinary shares, nominal value €0.025 per share*	Nasdaq Global Select Market *
(Title of class)	(Name of exchange on which registered)
*    Not for trading, but only in connection with the registration of the American Depositary Shares.

          Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒    No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐   No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒    No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☒	Accelerated Filer ☐	Non-accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
          The aggregate market value of voting stock held by non-affiliates of the registrant as of the last business day of the registrant's most recently completed second fiscal quarter, was $2.7 billion, based on the closing sale price as reported by the Nasdaq Global Select Market on June 30, 2015. Ordinary shares, nominal value €0.025 per share, held by each officer and director and by each person who owns or may be deemed to own 10% or more of the outstanding ordinary shares have been excluded since such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
          As of January 31, 2016, the registrant had 62,480,517 ordinary shares, nominal value €0.025 per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates certain information by reference from the registrant’s proxy statement for the 2016 Annual Meeting of Shareholders. Such proxy statement will be filed no later than 120 days after the close of the registrant’s fiscal year ended December 31, 2015.

CRITEO S.A.
ANNUAL REPORT ON FORM 10-K
For The Fiscal Year Ended December 31, 2015

General
Except where the context otherwise requires, all references in this Annual Report on Form 10-K (“Form 10-K”) to the “Company,” “Criteo,” “we,” “us,” “our” or similar words or phrases are to Criteo S.A. and its subsidiaries, taken together. In this Form 10-K, references to “$” and “US$” are to United States dollars. Our audited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, or U.S. GAAP. Unless otherwise indicated, the statistical and financial data contained in this Form 10-K are presented as of December 31, 2015.
Trademarks
“Criteo,” the Criteo logo and other trademarks or service marks of Criteo S.A. appearing in this Annual Report on Form 10-K are the property of Criteo S.A. Trade names, trademarks and service marks of other companies appearing in this Form 10-K are the property of their respective holders.

Special Note Regarding Forward-Looking Statements
This Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are based on our management’s beliefs and assumptions and on information currently available to our management. All statements other than present and historical facts and conditions contained in this Form 10-K, including statements regarding our future results of operations and financial positions, business strategy, plans and our objectives for future operations, are forward-looking statements. When used in this Form 10-K, the words “anticipate,” “believe,” “can,” “could,” “estimate,” “expect,” “intend,” “is designed to,” “may,” “might,” “plan,” “potential,” “predict,” “objective,” “should,” or the negative of these and similar expressions identify forward-looking statements. Forward- looking statements include, but are not limited to, statements about:

•	our ability to meet the challenges of a growing and international company in a rapidly developing and changing industry, including our ability to forecast accurately;

•	our ability to maintain an adequate rate of revenue growth and sustain profitability;

•	the ability of the Criteo Engine to accurately predict engagement by a user;

•	our ability to continue to collect and utilize data about user behavior and interaction with advertisers;

•	our ability to adapt to regulatory, legislative or self-regulatory developments regarding internet privacy matters;

•	our ability to protect users’ information and adequately address privacy concerns;

•	our ability to acquire an adequate supply of advertising inventory from publishers on terms that are favorable to us;

•	our ability to predict and adapt to changes in widely adopted industry platforms and other new technologies;

•	the effects of increased competition in our market;

•	our ability to enter new marketing channels and to effectively scale our technology platform in new industry verticals;

•	our ability to manage our international operations and expansion and the integration of our acquisitions;

•	our ability to maintain, protect and enhance our brand and intellectual property;

•	failures in our systems or infrastructure; and

•	our ability to attract and retain qualified employees and key personnel.
You should refer to Item 1A “Risk Factors” of this Form 10-K for a discussion of important factors that may cause our actual results to differ materially from those expressed or implied by our forward-looking statements. As a result of these factors, we cannot assure you that the forward-looking statements in this Form 10-K will prove to be accurate. Furthermore, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified time frame or at all. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.
You should read this Form 10-K and the documents that we reference in this Form 10-K and have filed as exhibits to this Form 10-K completely and with the understanding that our actual future results may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements.
 This Form 10-K contains market data and industry forecasts that were obtained from industry publications. These data and forecasts involve a number of assumptions and limitations, and you are cautioned not to give undue weight to such information. We have not independently verified any third-party information. While we believe the market position, market opportunity and market size information included in this Form 10-K is generally reliable, such information is inherently imprecise.

PART I
Item 1.    Business
History and Development of the Company
Criteo S.A. was incorporated as a société par actions simplifiée, or S.A.S., under the laws of the French Republic on November 3, 2005, for a period of 99 years and subsequently converted to a société anonyme, or S.A. We are registered at the Paris Commerce and Companies Register under the number 484 786 249. Our agent for service of process in the United States is National Registered Agents, Inc. We began selling our solution in France in 2007 and expanded our business into other countries in Western Europe. In 2009, we expanded our business into North America and entered the Asia-Pacific region in late 2010.
Business Overview
We are a global technology company specializing in digital performance marketing. We strive to deliver post-click sales to our advertiser clients at scale and according to the client’s targeted return on investment. We use our proprietary predictive software algorithms, coupled with large volumes of granular shopping intent data and deep insights gained from the analysis of expressed consumer intent and purchasing habits, to price and deliver in real time highly relevant and personalized digital performance advertisements to consumers. By measuring our value delivered on a post-click sales basis, we make the return on investment transparent and easy to measure for our advertiser clients.
We partner with our clients to capture activity on their digital properties, which we define as websites and/or mobile applications, and optimize our advertisement placement decisions based on that activity and other data. Demonstrating the depth and scale of our data, we collected data on over $439 billion in sales transactions1 on our clients' digital properties in the year ended December 31, 2015, whether or not a consumer saw or clicked on an advertisement displayed by Criteo. Based on this data and our other assets, we delivered targeted advertisements that generated approximately 5.2 billion clicks in the year ended December 31, 2015. Based on these clicks, our clients generated approximately $21 billion in post-click sales2 during this period. A post-click sale is defined as a purchase made by a user from one of our clients’ digital properties within a certain period of time following the user clicking on an advertisement we delivered for that client. This period of time varies by client, but is a maximum of 30 days. We believe post-click sales is a key performance indicator that our clients use to measure the effectiveness of our solution in driving sales and the return on their marketing spend with us. As of December 31, 2015, we had over 10,000 clients and in each of the last three years our average client retention rate was over 90%.

___________________________________________________
1 We have changed the method to measure our clients’ sales transactions and aligned it with our method to measure post-click sales in 2015. Previously, we collected data on purchases with an average order value between €10 and €1,000 (or euro equivalent for transactions denominated in currencies other than the euro) made by visitors representing less than 50% of all monthly visitors to a client's digital properties. Now, we collect data on purchases made by visitors representing less than 30% of all visitors to a client's digital properties over the last three months, where our client's cost of sales is between 0.5% and 40%. Using this new method, our clients’ sales transactions were $279 billion in 2014 and $439 billion in 2015.
2 We have changed our method to measure post-click sales and aligned it with our method to measure client sales. Previously, we collected data on purchases with average order value between €10 and €1,000 (or euro equivalent for transactions denominated in currencies other than the euro) made by visitors representing less than 30% of all visitors to a client's digital properties in the last 12 months. Now, we collect data on purchases made by visitors representing less than 30% of all visitors to a client's digital properties over the last three months, where our client’s cost of sales is between 0.5% and 40%. Using this new methodology, our clients’ post-click sales were $15.3 billion in 2014 and $20.9 billion in 2015.

Our technology enables digital performance marketing through four key steps.

First, we capture consumers' shopping intent directly from the product catalogs and stores on our advertiser clients' digital properties. Second, our proprietary technology predicts the best offer for each user of our advertiser clients by recommending the right product or service for that user, predicting in real time the value of that user for the advertiser client and bidding an appropriate price for the advertising inventory on which our advertisement will be displayed. Third, we create a customized advertisement and deliver the advertisement to the user across a wide range of inventory available to us. Fourth, we measure in real time the success of the advertisement and relay that information to our advertiser clients. This entire process can be executed in under 100 milliseconds and, throughout the process, our technology monitors and adjusts each of these steps in order to optimize performance in real time. Every day we are presented with billions of opportunities to connect individuals that are browsing the internet or using mobile applications, whom we refer to as consumers or users, with relevant marketing messages from our clients. For each of these opportunities, our algorithms analyze massive volumes of data to observe and predict user intent and deliver specific messaging for products or services that are likely to engage that particular user and result in a sale for our client. The accuracy of our algorithms improves with every advertisement we deliver, as they incorporate new data, while continuing to learn from previous data.
Our solution is comprised of the Criteo Engine, our data assets, access to inventory, and our advertiser and publisher platforms. The Criteo Engine has been developed over the past 10 years and consists of multiple machine learning algorithms—in particular our prediction, recommendation, bidding and creative algorithms—and the proprietary global hardware and software infrastructure that enables our solution to operate in real time and at significant scale. The Criteo Engine delivers advertisements through multiple marketing channels and formats, including display advertising banners, native advertising banners (including on social media platforms) and marketing messages delivered to opt-in e-mail addresses. Advertisements are delivered on all devices and screens, including web browsers on desktops and laptops, mobile web browsers on smartphones and tablets, as well as mobile applications.
Access to high quality data assets fuels the accuracy of our algorithms. These data assets include our clients' sensitive and proprietary data, such as: transaction activity on their digital properties; publisher-specific data, such as the performance of advertisements we previously delivered; as well as internally developed data that includes vast knowledge we have extracted from having delivered and measured responses to over 2.4 trillion advertising impressions. We obtain large volumes of expressed consumer purchase intent, browsing behavior and transaction data through integration with substantially all of our clients, which enables us to track users' interactions with our clients' digital properties at an individual product level.

We believe this deep access to highly granular information demonstrates the trust that our clients place in us. For example, for most of our clients, we typically have real-time access to the products or services a customer has viewed, researched or bought from them and we continuously receive updated information on more than 600 million products or services, including pricing, images and descriptions. The combination of these data sets gives us powerful insights into consumer purchasing habits that we use to create the most relevant advertisements to drive user engagement and ultimately sales for our clients.
We also benefit from broad access to inventory through our direct relationships with close to 14,000 publisher partners, as well as a leading presence on real-time-bidding display advertising exchanges. We define inventory as the combination of display advertising impressions as well as opt-in e-mail addresses. We believe that many of our direct publisher partners have granted us preferred access to portions of their inventory as a result of our ability to effectively monetize that inventory. This access means we are able to select, buy and price inventory on an impression-by-impression basis that a publisher might otherwise only sell subject to minimum volume commitments. In addition, in some instances, we get exclusive access to inventory or priority access before a publisher makes that inventory available to others.
The accuracy and efficiency of the Criteo Engine enables us to charge our clients only when users engage with an advertisement we deliver, usually by clicking on it. In contrast, traditional display solutions typically charge clients when an advertisement is displayed, whether or not the advertisement is seen or clicked on. We believe our pay-for-performance pricing model provides a clear link between the cost of a marketing campaign and its effectiveness and is valued as such by our clients. Our revenue retention rate was 135%, 147% and 138% for the years ended December 31, 2013, 2014 and 2015. We define our revenue retention rate as (i) revenue recognized during a period from clients that contributed to revenue recognized in the prior corresponding period divided by (ii) total revenue recognized in such prior corresponding period. We believe our ability to retain and grow revenue from our existing clients is a useful indicator of the stability of our revenue base and the long-term value of our client relationship.
Our clients have 24/7 access to a unified dashboard to manage their campaigns. As a result, we reduce unnecessary complexity and cost associated with manual processes and multiple vendors for our clients, delivering efficiencies even as clients' campaigns grow in size and complexity. Our solution is available as a unique and comprehensive offering and cannot be broken down and purchased as separate products or services.
As clients have embraced our solution, we have achieved significant growth since our inception and have established a global footprint, including a significant presence in Europe, the Americas and Asia-Pacific. As of December 31, 2015, we had more than 10,000 clients that used our solution, including some of the largest and most sophisticated e-commerce companies in the world.
Our financial results include:

•	revenue of $589.4 million, $988.2 million and $1,323.0 million for the years ended December 31, 2013, 2014 and 2015, respectively;

•
revenue excluding traffic acquisition costs, which we refer to as Revenue ex-TAC, which is a non-GAAP financial measure, of $237.7 million, $402.8 million and $534.0 million for the years ended December 31, 2013, 2014 and 2015, respectively;

•	net income of $1.8 million, $46.9 million and $62.3 million for the years ended December 31, 2013, 2014 and 2015, respectively; and

•	Adjusted EBITDA, which is a non-GAAP financial measure, of $41.6 million, $105.4 million and $143.4 million for the years ended December 31, 2013, 2014 and 2015, respectively.
Please see footnotes 3 and 5 to the "Other Financial and Operating Data" table in Part II Item 6. Selected Financial Data in this Form 10-K for a reconciliation of Revenue ex-TAC to revenue and Adjusted EBITDA to net income, in each case the most directly comparable financial measures calculated and presented in accordance with U.S. GAAP.

Industry Background
The ability to engage and convert customers is a critical driver of success for businesses, especially for businesses in the e-commerce sector, who often dedicate a significant portion of their cost base to developing such an ability. Business to consumer retail e-commerce was approximately a $1.6 trillion industry globally in 2015, and is expected to grow at a 16% compound annual growth rate, or CAGR, to $2.5 trillion in 2018, according to eMarketer. The internet and mobile devices are becoming increasingly important mediums for businesses to generate customer engagement and leads that ultimately result in sales, both online and offline. However, these mediums are also complex and fragmented, making it difficult and costly to engage and convert customers. For example, the global cart abandonment rate, or the percentage of online customers leaving their order behind instead of purchasing, was 76% in 2015 according to SaleCycle, including 78% in the Retail vertical and 83% in the Travel vertical. It is therefore important for businesses to develop and execute marketing campaigns across all screens (desktop, laptops, tablets and smartphones) effectively harnessing consumer intent, big data, technology, measurability and the ability to target, at scale. According to eMarketer, marketers spent $170.2 billion on digital advertising in 2015, including on search, display and classifieds, with this spend expected to grow at a 14.5% CAGR to over $255 billion in 2018.
There are two primary channels for customer engagement and conversion online – search and display.
Search marketing, which mainly consists of placing text-based advertisements alongside user query results, represented 48.2% of internet advertising spend in 2015. It is expected to grow from $82.0 billion in 2015 at a 14.0% CAGR to $121.4 billion in 2018, according to eMarketer. Historically, search has been effective at capturing consumer intent and quickly delivering highly targeted advertisements based on query keywords, showing measurable results through simple, pay-for-results pricing, and creating an automated and efficient marketplace for advertising inventory.
Internet display advertising involves placing images, video or advertisements that incorporate animation, sound and/or interactivity, which we refer to as rich media content, alongside website and mobile application content. According to ZenithOptimedia, display advertising accounted for 44% of the $170 billion total internet advertising market in 2015. It is projected to grow at a 16.8% CAGR to $119.2 billion in 2018. The display market is highly fragmented as compared to search and is growing at a rate faster than search, due in part to the rapid rise of mobile internet usage, as well as the continued proliferation of content across the internet, including on social media platforms. Through internet display advertising, businesses can deliver impactful advertisements integrating imagery, sound, motion and interactivity with the user. These attributes have led display advertising to be well suited to broad marketing objectives, including generating awareness and favorability for brands as opposed to the intent-driven performance objectives of search.
Currently, internet display advertising faces a number of important challenges as an effective intent-driven medium for customer engagement and conversion, including:
Difficult to Deliver Targeted, Relevant Ads. Businesses strive for targeted, relevant advertisements to minimize wasted spend and maximize their chances of generating engagement, and ultimately a sale. Relevant advertisements are ones that target a specific audience with a message that matches that audience's purchase intent or interest and that are delivered at the right moment. Achieving relevance, however, is particularly difficult because users are scattered across online destinations and devices, and consumer purchase intent and interest can be hard to determine or can change rapidly. Against this backdrop, traditional internet display advertising solutions have incorporated limited audience targeting capabilities, and even more limited personalization. In addition, these solutions have generally not been effective in utilizing consumer intent as a signal for the delivery of advertisements. As a result, targeting and messaging have mainly been done by placing generic advertisements alongside certain types of content (e.g., non-personalized automotive advertisements on sites related to cars), without incorporating purchase intent or interests. These traditional campaigns often lack relevance, and as a consequence result in poor user engagement.

Difficult to Deliver Performance at Scale. Many internet display advertising solutions are unable to sustain performance for larger campaigns or longer trials due in part to the highly fragmented nature of the internet display landscape, increasing amounts of data and lack of robust technology. Therefore, the challenges described above are amplified for larger and more complex campaigns.
Pricing Disconnected from Performance. Internet display advertising inventory has historically been sold on a cost per impression, or CPM, basis, meaning that an advertiser is charged each time an advertisement is displayed, whether or not a user interacted with the advertisement. This makes it difficult for advertisers to determine the true cost of an advertising campaign and evaluate the relationship of that cost to the effectiveness of the campaign in driving engagement and sales. Today, there are a few different pricing models generally available in the internet advertising market, including the traditional CPM pricing model, as well as cost per click, or CPC, pricing model, where an advertiser is charged when a user clicks on the advertisement, cost per action, or CPA, pricing model, where an advertiser is charged when a user takes a specific action which may be completing a form or making a purchase, and hybrid pricing models, which reflect a combination of one or more of these models. While the search segment of the internet advertising market is generally priced on a CPC model, we believe the internet display advertisement segment of the internet advertising market is generally priced on a CPM basis.
Inefficient Campaign Execution. Deployment of internet display advertising campaigns can be inefficient and costly. Traditional solutions are often a combination of many point solutions, requiring businesses to connect and manage multiple intermediaries and complex elements of the advertising campaign execution process, including media planning, data analysis, targeting, creative assembly, media buying, optimization, advertisement serving and reporting. In addition, meaningful portions of campaign planning, execution and management remain a highly manual exercise.
We believe internet display advertising has now reached a critical inflection point where its potential to be both a brand building medium and a more effective engagement and conversion tool has finally materialized. This transformation is being driven by powerful technology trends including:
Big Data. According to IDC, from now until 2020, the digital universe is expected to double every two years. The large and diverse data sets that make up this digital information are often referred to as big data and are generally categorized into business application data, human-generated content and machine data. New computational approaches and the falling costs of computing power enable technology companies to process and draw insights from this data using machine learning approaches. These insights can be used to optimize display advertising campaigns in ways that were not previously possible. The ability to collect, collate and analyze shopping intent data points is becoming a key differentiator for advertiser clients.
Programmatic Buying. Technologies for more automated and efficient buying and selling of display advertising have been gaining traction for several years with both advertisers and publishers. Programmatic buying from real-time, automated buying platforms and bidding exchanges, as well as through relationships with publishers, provide advertisers with dynamic, targeted and efficient ways to access the proper inventory, and help publishers to maximize the value of their advertising inventory. Worldwide spending in programmatic display advertising is expected to grow from $14.2 billion in 2015 to $36.8 billion in 2019 according to MAGNA GLOBAL, representing a CAGR of 31.0%.
Mobile Commerce and Multi-Device Usage. Penetration of smartphones and tablets is driving rapid growth of global mobile commerce. Mobile commerce represented $298 billion globally in 2015, and is expected to grow at a 28.1% CAGR between 2015 and 2018 according to Goldman Sachs. Mobile devices accounted for 35% of the global e-commerce transactions of our retail clients in the fourth quarter of 2015. In mature markets such as Korea, Japan and the United Kingdom, close to or more than 50% of e-commerce transactions were done on a mobile device over the same period. In addition, consumers increasingly use multiple devices to access the internet and interact with ecommerce websites. Accordingly, transactions involving the usage of multiple devices, referred to as “cross-device” transactions, represent a fast-growing share of ecommerce, and mobile commerce in particular. Close to 40% of the ecommerce transactions of our clients occurred across multiple devices in the fourth quarter of 2015.

Competitive Strengths of Our Solution
We believe our solution is transforming the way our clients use digital performance marketing to drive sales by making digital performance marketing, and in particular internet display advertising, a more efficient and effective medium for engaging consumers and converting them into buyers. We believe the following competitive strengths will enable us to capture increasingly greater digital performance marketing budgets:
Powerful, Scalable Technology & Network Effects. Our solution is the result of 10 years of research and development and investment in our technology platform. The Criteo Engine is supported by a flexible and scalable high-performance computing infrastructure, made of 22,340 processing cores with total storage capacity of 39 petabytes. Every day, our platform can process 26 terabytes of additional compressed data. We own over 14,000 servers through a global network of seven data centers and have a team of over 700 professionals dedicated to operating and constantly enhancing our technology platform. We believe our core assets are increasingly hard to replicate by other market participants. Our technology platform operates at significant scale and is powered by machine learning algorithms whose accuracy and performance improve with each new piece of information about a user and the billions of advertising impressions we analyze daily, creating a cycle of increasing network effects. As clients spend more with us and we attract more publisher inventory and deliver more advertisements, our data assets grow, enabling us to deliver even more precisely targeted and personalized advertisements and generate additional sales for our clients. As a result, we believe more businesses will use our solution and increase their spend with us. This, in turn, will enable us to increase advertising revenue for our publishers, further expanding our publisher network and enhancing our access to their advertising inventory. We expect this cycle of self-reinforcing network effects will continue to contribute to fueling our growth.
Highly Relevant, Targeted Ads. Through our deep data-driven understanding of consumer intent and behavior, we are able to deliver highly relevant, targeted and personalized advertisements across a number of devices, including desktops, laptops, smartphones and tablets. We have access to two types of differentiating high quality data: (1) valuable consumer purchase intent and behavior data, including products that a consumer has recently viewed or purchased; and (2) our own operating data and insights, accumulated through the delivery of over 2.4 trillion internet display advertisements. Substantially all of our clients grant us access to their detailed consumer purchase intent and behavior data through integration with their websites and mobile applications. More broadly, our own operating data includes insights from user responses to each advertisement that we provide, which we use to continually improve our performance. The scale and breadth of our data is constantly growing as users interact with our clients and as we deliver advertising impressions. For example, in 2015, we analyzed over 9 trillion ad impressions and delivered over 710 billion targeted advertisements. By dynamically matching what we believe to be a user's intent or interest with a personalized advertisement, we are able to deliver more relevant and engaging advertisements to users, which are more likely to lead to sales. Our average click-through rate, or the ratio of clicks generated by our advertisements over the number of advertising impressions we purchased (“CTR”), was 0.66% in 2015, which represents a factor of over four times the average click-through rate for Standard Media in 2015 of 0.16%, as measured by the DoubleClick display benchmark tool. We believe our superior click-through rate illustrates the strength of our solution.
Performance Driven Business Model and Transparency of Return-On-Investment. We only get paid when a user engages with one of our advertisements, usually by clicking on it. This model is well proven in search marketing, and our clients value pay-for-performance pricing for providing a clear link between the cost of a marketing campaign and its effectiveness. In addition, as the Criteo Engine becomes more sophisticated, we are increasingly optimizing our solution not just to maximize clicks at a target cost per click, but to maximize post-click purchases at a target cost of sales. As a result, most of our clients now set their budgets with us whereby their total spend with us is effectively constrained only by our ability to find enough relevant opportunities for them that achieve their specific return objectives. For example, for the year ended December 31, 2015, 78% of our Revenue ex-TAC was derived from clients whose budgets were either uncapped or so large that the budget constraint did not restrict purchases of advertisements by us. In addition, existing advertiser clients continue to increase their advertising spend with us as demonstrated by an increase in Revenue ex-TAC per client. Our revenue retention rate for the year ended December 31, 2015 was 138%, demonstrating our ability to drive revenue expansion within our existing client base.

We use the industry-standard last-click attribution model to measure the effectiveness of our solution for our advertiser clients. We believe that our return-on-investment calculation methodology, based on post-click sales, is a relevant proxy for the sales we generate for our clients. For the year ended December 31, 2015, we estimate that our solution helped generate 8.9% of the total online sales of our retail clients with uncapped budgets. As a result, we believe that marketers view their spend with Criteo as a transparent and elastic cost of sales, as opposed to a traditional discretionary marketing spend.
Deep Liquidity of Demand and Supply. Over multiple years, we have built an extensive network of relationships with our advertiser clients and publishers, creating a highly liquid marketplace for internet display advertising inventory, as well as for opt-in e-mail inventory. As of December 31, 2015, we have over 10,000 advertiser clients, including some of the largest e-commerce companies in the world and approximately 73% of our advertiser relationships are directly with the advertiser. For the year ended December 31, 2015, our top 10 clients represented 12.7% of our revenue. As we continue to grow our client base, we will continue to grow the number of users who interact with our advertisements, which will allow us to benefit from greater scale when we purchase inventory from publisher partners. On the supply side, we have direct relationships with close to 14,000 publisher partners and are also integrated with the leading advertising exchanges and networks. A dedicated team of approximately 130 professionals is focused on building and maintaining our direct relationships with publishers, many of whom have granted us preferred access to portions of their internet display advertising inventory. For the month of September 2015, comScore data indicated that over 1.1 billion unique users saw Criteo advertisements on the desktop alone, representing the second largest reach worldwide. Our deep and liquid marketplace has enabled us to increase our reach and access to a quality supply of advertising inventory, allowing us to quickly match an advertisement to a user before purchase intent has diminished.
Complete Performance Solution. Our solution works seamlessly across digital devices (desktops, laptops, tablets and smartphones), across digital environments (web browsers and mobile applications) and across operating systems, including on the two major mobile environments: Google’s Android and Apple’s iOS. We believe that, for advertisers looking to engage with their prospects or customers irrespective of the screen, device, digital environment or operating system where the user may be, our complete performance solution provides a clear advantage over other solutions available on the market. In addition, with the dramatic increase in smartphone and tablet usage in an increasingly fragmented digital landscape, it has become critical for marketers to engage and convert their customers across multiple digital devices. In the fourth quarter of 2015, 91% of our clients used our multi-screen solution, including on the desktop and mobile devices. In December 2015, 47% of our Revenue ex-TAC was generated by clicks on advertisements delivered on mobile devices. At the end of 2014, we launched our "Universal Match" cross-device matching solution that allows us to capture shopping intent data from one device, show an ad on another device and track sale conversion on a third device. We believe the addition of our "Universal Match" cross-device solution will increasingly become a competitive strength.
Complementary Performance-Based Marketing Channels. We deliver our solution through complementary marketing channels: display advertising banners, native advertising banners (including on social media platforms) and marketing messages delivered to opt-in e-mail addresses. Our marketer clients have the choice to maximize the reach and engagement of their customers through a combination of our marketing channels, while always using a single, integrated solution, optimizing their marketing spend and only paying for performance.
Simple End-To-End Solution and Highly Efficient Campaign Execution at Scale. Our solution is end-to-end as it encompasses the integration of our advertiser clients' digital property, the tracking of users, the real-time buying of impressions on publisher partners' digital properties, the real-time creation of customized advertisements for each specific client and its prospective end customer, the serving and delivery of the advertisements and the provision of real-time analytics on the performance of marketing campaigns to clients. In addition, our clients have 24/7 access to a unified dashboard to manage their performance marketing. Our platform automates most of the processes associated with executing a performance marketing campaign, such as creative assembly, real-time buying of inventory and campaign optimization, and billing. Using our platform, our clients are able to drive sales based on their specific cost of sales or return on investment objectives in large volumes with real-time control over the prices they pay.

As a result, we reduce unnecessary complexity and cost associated with manual processes and multiple providers involved in performance marketing campaign management. Further, we are able to continue to deliver these efficiencies even as marketing campaigns scale and become more complex.
Extensive Reach and Global Presence. We do business in 87 countries and have a direct operating presence in 18 countries. For 2015, 44.3% of our revenue was derived from clients who conducted marketing campaigns with us in more than one national market. We have achieved this global presence by replicating and scaling our business model across geographic markets. Large businesses are increasingly seeking comprehensive marketing solutions that are effective across multiple geographies and we are able to meet this demand by leveraging our global network of relationships. We believe we are well positioned to serve our clients in nearly every market in which they seek to drive sales.
Commitment to Privacy. We are committed to consumer privacy. The user information we collect relates solely to purchase intent and is therefore not considered Personally-Identifiable Information, or PII. In 2009, we became one of the first companies to include a link in all the advertisements we deliver, which gives users access to clear, transparent, detailed and user-friendly information about personalized advertisements and the data practices associated with the advertisements they receive. In addition, we provide consumers with an easy-to-use and easy-to-access mechanism to control their advertising experience and opt out of receiving targeted advertisements we deliver or send either for all campaigns or for a specific client or specific period of time. We believe that this transparent consumer-centric approach to privacy empowers consumers to make better-informed decisions about our use of their data. We also actively encourage our advertiser clients and publishers to provide information to consumers about our collection and use of data relating to advertisements we deliver and track.
Our Growth Opportunities
Our vision is to become our clients' preferred partner for digital performance marketing across all digital marketing channels and across all screens. Our goal is to drive sales at scale for our clients at their target return-on-investment through customer engagement and conversion. Our growth drivers relate to two primary areas: (1) expanding our client base and (2) increasing the value we deliver to clients. The core elements of our growth strategy include:
Continuing to Innovate and Invest in Technology and Data. We intend to continue to make substantial investments in research and development to further increase the efficiency and effectiveness of our solution. In addition to improving our algorithms and underlying technology platform, we also intend to continue to develop ways of extracting greater value from the data we collect for the benefit of our clients. We believe these investments will enhance our value proposition for both existing and prospective clients and publisher partners.
Selectively Broadening our Spectrum of Marketing Channels. We started delivering our solution in internet display for web browsers on the desktop. Since then, we have expanded into native display, including on social media platforms, and into e-mail marketing. Our marketing channels work across all screens, including desktop and laptop web, mobile web and mobile applications. We intend to continue to expand selectively into additional marketing channels in order to help our clients optimize their performance marketing spend and generate more sales across a broader range of marketing channels, while always using a single solution priced on a transparent performance-based model. In particular, we are currently exploring potential ways to help our clients optimize their performance on search engine marketing. In addition, we are also exploring the possibility of measuring the impact of our digital campaigns on our clients' in-store sales. We believe a broader platform of complementary marketing channels will enhance our value proposition for existing and prospective clients.
Leveraging our Cross-Device Capabilities to Reach and Convert our Clients' Customers. We deliver performance digital marketing across a number of devices, including desktops, laptops, smartphones and tablets, both through internet browsers and applications. With the dramatic increase in smartphone and tablet usage in an increasingly fragmented digital landscape, we believe it is critical for marketers to engage and convert their customers across multiple digital devices. At the end of 2014, we launched our cross-device matching solution, allowing us to match consumers' shopping behavior in real time and deliver relevant user-centric marketing messages across different devices.

At the end of 2015, 65% of our advertiser clients were participating in our "Universal Match" cross-device initiative by contributing data points that enable the exact match of users. We believe our "Universal Match" cross-device solution will continue to enhance our value proposition for existing and prospective clients.
Expanding Our Presence in Core Markets and Penetrating New Geographic Markets. We believe significant opportunities remain for us to grow our business in geographic markets where we already operate, such as Europe, the United States and Japan. Additionally, we plan to leverage and grow our existing sales teams as we enter and expand operations in new geographic markets, such as China, South-East Asia, India, Eastern Europe, the Middle East and Latin America. We have a strong track record of entering new markets successfully and rapidly achieving commercial traction.
Continuing to Grow our Client Base Across Market Segments. We intend to continue growing our client base, both in the large client and the midmarket segments. During 2014 and 2015, we invested significantly to capture the midmarket opportunity and intend to continue investing in this promising market segment. In particular, we plan to expand our midmarket presence in the Americas, Europe, the Middle East and Africa, or EMEA, and Japan, as well as to launch midmarket operations in new geographies, including in South-East Asia and China.
Pursuing Strategic Acquisitions. We selectively evaluate technologies and businesses that we believe have potential to enhance, complement or expand our technology platform and product portfolio or strengthen our research and development team. As part of our strategy to build upon our market and technology leadership, in July 2013, we acquired all of the shares of Ad-X Limited, or Ad-X, a mobile analytics and attribution technology company with strong expertise in mobile application technology. In February 2014, we acquired all of the equity of Tedemis S.A., or Tedemis, a provider of real-time personalized e-mail marketing solutions to help advertisers turn web visitors into customers. In April 2014, we completed the acquisition of AdQuantic SAS, or AdQuantic, a bidding technology company headquartered in Paris. Through the acquisition of AdQuantic, we added a team of seven experts in bidding technology, reinforcing our focus on research and development. In February 2015, we acquired DataPop, Inc., or DataPop, a Los Angeles-based company specializing in the optimization of shopping campaigns on large search engines. Both the AdQuantic and DataPop acquisitions have provided us with key assets in our efforts to explore the opportunity to build an offering in search engine marketing. We target acquisitions that can be efficiently integrated into our technology infrastructure and global operations, while preserving the quality and performance of our offering. We believe we are an acquirer of choice among prospective acquisition targets due to our entrepreneurial culture, growth, global scale, strong brand and market position.
Our Solution
Our technology delivers digital performance marketing. We generate post-click sales for our clients by efficiently and effectively engaging and converting customers. Our solution is comprised of the Criteo Engine, our data assets, access to inventory, and our advertiser and publisher platforms.
Criteo Engine
The Criteo Engine leverages the vast and high-quality data assets developed through our extensive relationships with thousands of clients and publishers, as well as our significant operational history, with the goal of delivering, in real time, highly relevant and personalized digital performance advertisements that engage and convert consumers.
The Criteo Engine consists of:

•
Recommendation algorithms. These algorithms dynamically create and tailor advertisements to specific user interest by determining the specific products and services to include in the advertisement. These products and services may be ones that a user has already been exposed to, or to a large extent, that the algorithms predict the user could be interested in. Alternatively, these products and services may be ones that other users, who have been exposed to some of the same products and services as such user, have been interested in.

•
Prediction algorithms. These algorithms predict the probability and nature of a user’s engagement with a given advertisement, for example in the form of clicks, conversions, basket value, or even specific product categories purchased. This predicted engagement incorporates data from our advertiser clients, publishers and third-party sources, including user intent, who the client is, the products offered by the client, as well as data on the creative content of the advertisement and the publisher context in which the advertisement is viewed. Together with our recommendation algorithms, the prediction algorithms allow us to determine the most appropriate price to pay for an advertising impression based on an individual user's predicted engagement, conversion and conversion value, as well as what a client is willing to pay for that engagement.

•
Bidding engine. Our bidding engine executes campaigns based on certain objectives set by our clients (for example, cost-per-click limits and number of sales). After a bid is placed and won, the Criteo Engine assembles and delivers individualized advertisements and provides campaign reporting, all in near-real time.

•
Dynamic creative optimization. Based on the results of our algorithms, the Criteo Engine automatically assembles customized advertising content on an impression-by-impression basis in real time, by optimizing each individual creative component in the advertisement, from the font, color, size of product pictures to the “call to action” or price discount.

•
Software systems and processes. Our algorithms are supported by robust software infrastructure that allows our solution to operate seamlessly at scale. The architecture and processing capabilities of this technology have been designed to match the massive computational demands and complexity of the algorithms. This technology enables data synchronization, storage and analysis across a large-scale distributed computing infrastructure in multiple geographies, as well as fast data collection and retrieval using multi-layered caching infrastructure.

•
Experimentation platform. This offline/online platform is used to improve the prediction abilities of our models, by measuring the correlation of specific parameters with user engagement, usually clicks. A dedicated team is constantly testing new types and sources of data to determine whether they help to diminish the gap between predicted engagement and actual observed engagement over the course of live campaigns.

Data Assets
The accuracy of our algorithms improves with both the increasing quantity and quality of data we obtain from our clients and publishers, as well as insights gained through our extensive operational history. Using cookies and similar tracking technologies, we collect information about the interaction of users with our advertisers’ and publishers’ digital properties (including, for example, information about the placement of advertisements and users’ shopping or other interactions with our clients’ digital properties or advertisements). The information we collect does not enable us to identify the particular user. We have access to large volumes of granular data from our clients, which carry consumer intent and are directly relevant to those clients’ campaigns. Our clients grant us access to this valuable data through direct integration with us, which requires our clients to place Criteo software code throughout their digital properties. This integration gives us privileged insight into users’ behavioral history at the product level for each client, representing a very high-quality data asset. We use the shopping intent data from each specific client only for the benefit of that specific client’s marketing campaigns.
In addition to client data, we seek to use as much information as possible about the context or intent of a given user to further refine our prediction accuracy. We collect this data directly from our clients or publishers.

Access to Inventory
Through our relationships with the leading real-time bidding, or "RTB," internet display exchanges, and close to 14,000 publisher partners, including through PuMP, our Publisher Marketplace, we provide extensive access to advertising inventory. In some cases, we have negotiated direct and privileged access with publishers, giving us the opportunity to purchase on an impression-per-impression basis and in real time: (1) inventory that a publisher might otherwise only sell subject to minimum volume commitments; and/or (2) particular advertising impressions before such impressions are made available to other potential buyers. For example, in Japan, we have entered into a strategic relationship with Yahoo! Japan, giving us privileged access to its advertising inventory for delivering personalized display advertisements. This marked the first time that Yahoo! Japan, one of Japan’s largest publishers, had allowed a third-party technology to monetize their inventory.
Across both our direct publisher relationships and inventory purchasing done on advertising exchanges, we leverage the Criteo Engine’s ability to quickly and accurately value available advertising inventory, and utilize that information to bid for inventory on a programmatic, automated basis. Our ability to efficiently access and value inventory results in deep liquidity, allowing us to deliver effective advertisements at the right price for our clients, even as the size and complexity of campaigns increases.
We purchase inventory from our direct publishers generally through insertion orders consistent with industry standard terms and conditions for the purchase of internet advertising inventory. Pursuant to such arrangements, we purchase impressions on a CPM basis for users that Criteo recognizes on the publishers’ network. Such arrangements are cancellable upon short notice and without penalty.
Through the direct relationships we have with publishers, we take steps to determine that the publisher’s inventory meets our content requirements and the content requirements of our clients to ensure that their display advertisements are not shown in inappropriate content categories, such as adult or political content. With respect to our inventory purchased through RTB exchanges, we utilize third-party software to verify that the inventory where the advertisement placement is shown conforms to our advertising guidelines and the content expectations of our advertisers.
In addition to display advertising inventory, we also source opt-in e-mail addresses from third-party marketing e-mail databases, usually from publishers with whom we have a direct relationship. E-mail addresses are collected by publishers on an opt-in basis for usage for commercial purposes. The recipients of these e-mail messages have provided their positive consent to receive commercial e-mail messages.
Advertiser and Publisher Platforms
We offer our clients an integrated technology platform that enables comprehensive visibility and includes a unified and easy-to-use dashboard and a suite of software and services that automates key campaign processes. As a result, we reduce unnecessary complexity and cost associated with manual processes and multiple vendors, delivering efficiencies even as campaigns grow in size and complexity.
Our integrated solution includes a comprehensive suite of services and software tools, including:

•	A unified dashboard to manage campaigns. This dashboard automates a number of campaign execution and management tasks. Key attributes of the dashboard include:

•	easy-to-use interface;

•	24/7 availability;

•	granular control, with the ability to specify product categories and bid at the category level; and

•	transparent and detailed reporting of key campaign metrics, such as CPCs, impressions served, effective cost per thousand impressions, or eCPM, and post-click sales.

•
Business intelligence. We provide consulting services to our larger clients through a team of advisors that aid them in setting goals for, extracting insights from, and evaluating trends and performance of their marketing campaigns across our different marketing channels.

•
Publisher Marketplace. We also offer small- and medium-sized publishers direct access to advertisers by providing a comprehensive inventory management platform that we call PuMP, which allows us to access the inventory of these publishers, without directly managing that inventory. Through this platform, our small- and medium-sized publisher partners have access to:

•	an easy-to-use interface;

•	24/7 availability;

•	control to specify minimum prices for each publisher’s inventory; and

•	reporting that allows each publisher to monitor the amount of money they have made selling their inventory to us.
Strategic Relationship with Yahoo! Japan
In August 2012, we entered into a strategic relationship with Yahoo! Japan, a leading provider of advertising inventory in Japan, which provides us with privileged access to their performance-based display inventory. In connection with this strategic relationship, Yahoo! Japan invested in our subsidiary, Criteo K.K. We retain 66% ownership of Criteo K.K. and Yahoo! Japan holds 34% ownership. Yahoo! Japan has the right to require us to buy back its interest, and we have the right to require them to sell their interest, in Criteo K.K. under specified circumstances, such as a termination of the commercial relationship. This strategic relationship may be terminated by either party for material breach and other customary events. The term of this strategic relationship was renewed to August 2017 and will renew automatically thereafter for one-year terms if neither party provides advance written notice of termination within a specified period of time.
Infrastructure
Our ability to deliver our solution depends on our highly sophisticated global technology software and hardware infrastructure. Our global infrastructure includes over 14,000 servers and two Hadoop clusters providing a storage capacity exceeding 39 petabytes. Our global infrastructure is divided into four independent geographical zones in the Americas, Asia-Pacific, EMEA and mainland China. In each of the zones, our services are delivered through data centers that support these zones. We generally rely on more than one data center in any given zone. The data centers are strategically placed within large zones to be close to our advertiser clients, publishers and users. This has the benefit of minimizing the impact of network latency within a particular zone, especially for time-constrained services such as RTB. In addition, we replicate data across multiple data centers to maximize availability and performance. We also generally seek to distribute workload across multiple locations in order to avoid overloads in our systems and increase reliability through redundancy.
Within each data center, computing power is provided by horizontal build-outs of commodity servers arranged in multiple, highly redundant pools. Some of these pools are dedicated to handling incoming traffic and delivering advertisements, including web servers, caches, and database applications.

Other pools are devoted to the data analytics involved in creating these advertisements. In particular, we use clusters using software specifically designed for processing large data sets, such as Hadoop, to run the offline data analysis; the results are then fed back to refresh and improve our prediction and recommendation algorithms.
We use multiple layered security controls to protect the Criteo Engine and data assets, including hardware- and software-based access controls for our source code and production systems, segregated networks for different components of our production systems and centralized production systems management.
Our Clients
Our client base consists primarily of companies in the digital retail, travel and classifieds verticals and includes some of the largest and most sophisticated e-commerce companies in the world. These companies range from large, diversified e-commerce companies to mid-size regional companies. As of December 31, 2015, we had more than 10,000 advertiser clients, representing clients who had a marketing campaign that was live on any given day over a 12 trailing-month period. In 2015, approximately 73% of our client relationships were held directly with the advertiser.
We believe our business is not substantially dependent on any particular client. In 2013, 2014 and 2015, our largest client represented 5.1%, 2.9% and 1.9% of our revenue, respectively, and in 2015 our largest 10 clients represented 12.7% of our revenue in the aggregate.
We define a client to be a unique party from whom we have received an insertion order and delivered an advertisement during the previous 12 months. We count specific brands or divisions within the same business as distinct clients so long as those entities have separately signed insertion orders with us. On the other hand, we count a client who runs campaigns in multiple geographies as a single client, even though multiple insertion orders may be involved. When the insertion order is with an advertising agency, we generally consider the client on whose behalf the marketing campaign is conducted as the “client” for purposes of this calculation. In the event a client has its marketing spend with us managed by multiple agencies, that client is counted as a single client.
Our client base is composed of two client segments: the large client segment and the midmarket segment. We define large clients typically as the top-100 or the top-200 advertiser websites per vertical in a given geographic market, depending on the depth of that market, based on the number of monthly unique visitors as measured by comScore or other third-party providers of such information. We define a midmarket client as any client outside of the top-100 or top-200 advertisers per vertical in a given geographic market, depending on the depth of that market, and with a certain minimum threshold number of unique monthly visitors to their digital property, as measured by comScore or other third-party providers of such information. This minimum threshold varies by market, but is generally around 40,000 for our more developed markets.
Research and Development
We invest substantial resources in research and development to enhance our solution and technology infrastructure, develop new features, conduct quality assurance testing and improve our core technology. Our engineering group is primarily located in research and development centers in Paris, France and Palo Alto, California. We expect to continue to expand capabilities of our technology in the future and to invest significantly in continued research and development efforts. We had approximately 400 employees primarily engaged in research and development at December 31, 2015. Research and development expense totaled $42.7 million, $60.1 million and $86.8 million for 2013, 2014 and 2015, respectively.

Intellectual Property
Our intellectual property rights are a key component of our success. We rely on a combination of patent, trademark, copyright and trade secret laws, as well as confidentiality procedures and contractual restrictions, to establish, maintain and protect our proprietary rights. We generally require employees, consultants, clients, publishers, suppliers and partners to execute confidentiality agreements with us that restrict the disclosure of our intellectual property. We also generally require our employees and consultants to execute invention assignment agreements with us that protect our intellectual property rights.
Intellectual property laws, together with our efforts to protect our proprietary rights, provide only limited protection, and any of our intellectual property rights may be challenged, invalidated, circumvented, infringed or misappropriated. The laws of certain countries do not protect proprietary rights to the same extent as the laws of France and the United States and, therefore, in certain jurisdictions, we may be unable to protect our proprietary technology.
Agreements with our employees and consultants may also be breached, and we may not have adequate remedies to redress any breach. Further, to the extent that our employees or consultants use intellectual property owned by others in their work for us, disputes may arise as to the rights to know-how and inventions relating thereto or resulting therefrom. Finally, our trade secrets may otherwise become known or be independently discovered by competitors and unauthorized parties may attempt to copy aspects of our solution or obtain and use information that we regard as proprietary.
As of December 31, 2015, we held one issued French patent and four issued U.S. patents. In addition, we have filed 18 non-provisional U.S. patent applications, two European applications, one Japanese application and one international patent application under the Patent Cooperation Treaty. We also own and use registered and unregistered trademarks on or in connection with our products and services in numerous jurisdictions. In addition, we have also registered numerous internet domain names.
Our industry is characterized by the existence of a large number of patents and frequent claims and related litigation regarding patent and other intellectual property rights. In particular, leading companies in the technology industry have extensive patent portfolios. From time to time, third parties, including certain of these leading companies, have asserted and may assert patent, copyright, trademark and other intellectual property rights against us, our advertiser clients or our publishers. Litigation and associated expenses may be necessary to enforce our proprietary rights.
Privacy, Data Protection and Content Control
Privacy and Data Protection
Privacy and data protection laws play a significant role in our business. In the United States, at both the state and federal level, there are laws that govern activities such as the collection and use of data by companies like us. Online advertising activities in the United States have primarily been subject to regulation by the Federal Trade Commission, or the FTC, which has regularly relied upon Section 5 of the Federal Trade Commission Act, or Section 5, to enforce against unfair and deceptive trade practices. Section 5 has been the primary regulatory tool used to enforce against alleged violations of consumer privacy interests. In addition, our solution reaches users throughout the world, including in Europe, Australia, Canada, South America and Asia-Pacific. As a result, some of our activities may also be subject to the laws of foreign jurisdictions. In particular, European data protection laws can be more restrictive regarding the collection and use of data than those in U.S. jurisdictions. As we continue to expand into other foreign countries and jurisdictions, we may be subject to additional laws and regulations that may affect how we conduct business.

Additionally, U.S. and foreign governments have enacted, considered or are considering legislation or regulations that could significantly restrict industry participants’ ability to collect, augment, analyze, use and share anonymous data, such as by regulating the level of consumer notice and consent required before a company can employ cookies or other electronic tools to track people online. The European Union, or E.U., and some E.U. member states have already implemented legislation and regulations requiring websites to obtain specific types of notice and consent from individuals before using cookies or other technologies to track individuals and their online behavior and deliver targeted advertisements. It remains a possibility that additional legislation and regulations may be passed or otherwise issued in the future.
We also participate in industry self-regulatory programs, mainly initiated by Internet Advertising Bureau E.U. & U.S., Network Advertising Initiative, Digital Advertising Alliance, and European Digital Advertising Alliance, and under which, in addition to other compliance obligations, we provide consumers with notice about our use of cookies and our collection and use of data in connection with the delivery of targeted advertising and allow them to opt out from the use of data we collect for the delivery of targeted advertising. In an effort to harmonize the industry’s approach to internet-based advertising, these programs also facilitate a user’s ability to disable services of integrated providers but also educate users on the potential benefits of online advertising, including access to free content and display of more relevant advertisements to users. The rules and policies of the self-regulatory programs that we participate in are updated from time to time and may impose additional restrictions upon us in the future.
In 2009, we became one of the first companies to broadly include a link in the advertisements we deliver, which gives access to clear, transparent, detailed and user-friendly information describing why a user is seeing an advertisement, as well as prominently describing our service and data management practices. In addition, we provide users with an easy-to-use and easy-to-access mechanism to opt out of receiving advertisements we deliver or being tracked by us either for all campaigns or for a specific client or time period. We believe that this user-centric approach in addressing privacy matters empowers users to make informed decisions on the use of their data. We also actively encourage our clients to provide greater transparency and information about the collection and use of data.
Content Control
To protect against unlawful advertiser and publisher content, we include restrictions on content in our terms and conditions. We also manually review the websites of new publisher partners and use third-party software to screen impressions we acquire through advertising exchanges.
Government Regulation
In addition to the laws and regulations governing privacy and data protection described above, we are subject to numerous domestic and foreign laws and regulations covering a wide variety of subject matters. New laws and regulations (or new interpretations of existing laws and regulations) may also impact our business. The costs of compliance with these laws and regulations are high and are likely to increase in the future and any failure on our part to comply with these laws may subject us to significant liabilities and other penalties.
Competition
We compete primarily in the market for digital performance marketing. Our market is rapidly evolving, highly competitive, complex and fragmented. We face significant competition in this market, which we expect to intensify in the future, partially as a result of potential new entrants in our market, including but not limited to large well-established internet publishers. We currently compete with large, well-established companies, such as Alliance Data Systems, Corp. ("Alliance Data"), Amazon.com, Inc. ("Amazon"), eBay Inc. ("eBay"), Facebook, Inc. ("Facebook"), Google Inc. ("Google"), Sociomantic Labs ("Sociomantic"), which is owned by Tesco plc, and Twitter, Inc. ("Twitter") as well as smaller, privately held companies. We believe the principal competitive factors in our industry include:

•	technology-based ability to deliver return on marketing spend at scale;

•	comprehensiveness and efficiency of solution;

•	relevance and breadth of products;

•	client trust;

•	breadth and depth of publisher relationships;

•	global reach;

•	client service; and

•	ease of use.
We believe that we are well positioned with respect to all of these factors and expect to continue to grow and capture an increasing share of digital performance marketing budgets globally.
Seasonality
Our client base consists primarily of businesses in the digital retail, travel and classifieds industries. In the digital retail industry in particular, many businesses devote the largest portion of their budgets to the fourth quarter of the calendar year, to coincide with increased holiday spending by consumers. Our e-commerce retail clients typically conduct fewer advertising campaigns in the first and second quarters than they do in other quarters, while our travel clients typically increase their travel campaigns in the first and third quarters and conduct fewer advertising campaigns in the second quarter. As a result, our revenue tends to be seasonal in nature but the impact of this seasonality has, to date, been partly offset by our significant growth and geographic expansion. If the seasonal fluctuations become more pronounced, our operating cash flows could fluctuate materially from period to period.
Employees
As of December 31, 2015, we had 1,841 employees. Our employees employed by French entities are represented by a labor union, employee representative bodies (works' council, employee delegates and a health and safety committee) and covered by collective bargaining agreements. We consider labor relations to be good and have not experienced any work stoppages, slowdowns or other serious labor problems that have materially impeded our business operations.
Financial Information about Segments and Geographic Areas
We manage our operations as a single reportable segment. For information about revenues, net income and total assets of our reporting segment, please see our audited consolidated financial statements included elsewhere in this Form 10-K. For a breakdown of our revenue and non-current assets by geographic region, please see note 26 to our audited consolidated financial statements included elsewhere in this Form 10-K. For information regarding risks associated with our international operations, please refer to the section entitled “Risk Factors” in Item 1A of Part I in this Form 10-K.
Available Information
We intend to make available, free of charge on our website, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the U.S. Securities and Exchange Commission (the "SEC"). These documents may be accessed through our website at www.criteo.com under “Investors.”

Information contained on, or that can be accessed through, our website does not constitute a part of this Form 10-K. We have included our website address in this Form 10-K solely as an inactive textual reference.
You may also review a copy of this Form 10-K, including exhibits and any schedule filed with this Form 10-K, and obtain copies of such materials at prescribed rates, at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549-0102. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains a website (www.sec.gov) that contains reports, proxy and information statements and other information regarding registrants, such as Criteo, that file electronically with the SEC.
With respect to references made in this Form 10-K to any contract or other document of Criteo, such references are not necessarily complete and you should refer to the exhibits attached or incorporated by reference to this Form 10-K for copies of the actual contract or document.

Item 1A Risk Factors
Investing in our ADSs involves a high degree of risk. You should carefully consider the following risks and all other information contained in this Form 10-K, including our consolidated financial statements and the related notes thereto, before investing in our ADSs. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, also may become important factors that affect us. If any of the following risks materialize, our business, financial condition and results of operations could be materially harmed. In that case, the trading price of our ADSs could decline, and you may lose some or all of your investment.
Risks Related to Our Business and Industry
We are a rapidly growing company, which makes it difficult to evaluate our future prospects and may increase the risk that we will not be successful.
We are a rapidly growing company. Our ability to forecast our future operating results is subject to a number of uncertainties, including our ability to plan for and model future growth. We have encountered and will continue to encounter risks and uncertainties frequently experienced by growing companies in rapidly evolving industries, including challenges in forecasting accuracy, determining appropriate investments, market acceptance of our existing and future solutions, managing client implementations and developing new solutions. If our assumptions regarding these uncertainties, which we use to plan our business, are incorrect or change in reaction to changes in our markets, or if we do not address these risks successfully, our operating and financial results could differ materially from our expectations, our business could suffer.
We have experienced rapid growth in recent periods, and our recent growth rates may not be indicative of our future growth.
Our revenue has increased substantially since our inception, but we may not be able to sustain revenue growth consistent with our recent history, or at all. You should not consider our revenue growth in recent periods as indicative of our future performance. In future periods, our revenue could decline or grow more slowly than we expect. We believe growth of our revenue depends on a number of factors, including our ability to:

•	attract new clients, and retain and expand our relationships with existing clients;

•
maintain the breadth of our publisher network and attract new publishers, including publishers of web content, mobile applications and video and social games, in order to grow the volume and breadth of advertising inventory and opt-in e-mail addresses available to us;

•
adapt our solution to meet evolving needs of businesses, including to address market trends such as (i) the migration of consumers from web to mobile devices, (ii) the increasing percentage of sales that involve multiple devices, and (iii) the growing adoption by consumers of "ad-blocking" software on web browsers on desktop and/or on mobile devices;

•	maintain and increase our access to data necessary for the performance of the Criteo Engine;

•	maintain the proper functioning of the Criteo Engine as we continue to collect increasing amounts of data from our growing base of clients;

•	continuously improve the algorithms underlying the Criteo Engine;

•	continue to adapt to a changing regulatory landscape governing privacy matters;

•	deliver our solution through a broader spectrum of marketing channels;

•
continue to develop our ability to positively match users across different digital devices and/or digital environments and to track sales across such devices and environments in order to correctly attribute sales being generated from our services;

•	introduce our solution to new geographic markets;

•	increase awareness of our brand on a global basis; and

•	attract and retain employees.
We cannot assure you that we will be able to successfully accomplish any of these objectives.
In addition, we also may incur significant losses in the future for a number of reasons, including other risks described in this Form 10-K, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors. While we have been profitable in each of the last three full years, we had losses in certain quarterly periods. If we fail to achieve sufficient revenue growth to offset increased costs, we may be unable to sustain our recent growth in revenue or return to profitability in the future.
The failure by the Criteo Engine to accurately predict engagement by a user could result in significant costs to us, in lost revenue and in diminished internet display advertising inventory.
The effective delivery of our solution depends on the ability of the Criteo Engine to accurately predict the likelihood that a consumer will engage with any given internet display advertisement in order for our clients to achieve desirable returns on their marketing spend. We primarily charge our clients based on a cost per click, or CPC, pricing model, and our clients only pay us when a user engages with the advertisement, usually by clicking on it. However, we purchase advertising inventory from publishers on a cost per thousand impressions, or CPM, basis.
Our agreements with clients are open-ended and often do not include a spending minimum. Similarly, our contracts with publishers generally also do not include long-term obligations requiring them to make their inventory available to us. Therefore, we need to continuously deliver satisfactory results for our advertiser clients and publishers in order to maintain and increase revenue, which in turn depends in part on the optimal functioning of the Criteo Engine.
In addition, as we have increased the number of advertiser clients and publishers that use our solution on a global basis, we have experienced significant growth in the amount of data processed by the Criteo Engine and the amount of advertising impressions we deliver. As the amount of data and variables processed by the Criteo Engine increase, the risk of errors in the type of data collected, stored or accessed increases. In addition, the calculations that the algorithms must compute become increasingly complex and the likelihood of any defects or errors increases.
If we were to experience significant errors or defects in the Criteo Engine, our solution could be impaired or stop working altogether, which could prevent us from purchasing any advertising inventory and generating any revenue until the errors or defects were corrected. Other negative consequences from significant errors or defects in the Criteo Engine could include:

•	a loss of advertiser clients and publishers;

•	lower click-through rates;

•	lower profitability per impression;

•	faulty inventory purchase decisions for which we may need to bear the cost;

•	lower return on marketing spend for our clients;

•	lower price for advertising inventory which we may be able to offer to publishers; and

•	delivery of advertisements that are less relevant or irrelevant to users.
Furthermore, our success depends in part on our ability to continuously innovate and improve the algorithms underlying the Criteo Engine in order to deliver positive results for our advertiser clients and publishers that can be clearly attributed to the services we provide. The failure to do so could result in delivering poor performance for our advertiser clients and a reduced ability to secure advertising inventory from publishers.
If failures in the Criteo Engine or our inability to innovate and improve the algorithms underlying the Criteo Engine result in our advertiser clients and publishers ceasing to use our solution, we cannot assure you that we will be able to replace, in a timely or effective manner, departing clients with new clients that generate comparable revenue or departing publishers with new publishers that offer similar internet display advertising inventory and/or offer similar opt-in e-mail addresses. As a result, the failure by the Criteo Engine to accurately predict engagement by a user and continue to do so over time could result in significant costs to us, in lost revenue and in diminished internet display advertising inventory.
Our ability to generate revenue depends on our collection of significant amounts of data from various sources.
Our ability to optimize the delivery of internet display advertisements or email marketing messages for our clients depends on our ability to successfully leverage data, including data that we collect from our clients as well as data provided by our publisher partners and from third parties as well as our own operating history. Using cookies and similar tracking technologies, we collect information about the interaction of users with our advertisers’ and publishers’ websites and mobile applications (including, for example, information about the placement of advertisements and users’ shopping or other interactions with our clients’ websites or advertisements). Our ability to successfully leverage such data is dependent upon our continued ability to access and utilize such data.
Our ability to access and use such data could be restricted by a number of factors, including consumer choice, restrictions imposed by advertisers and publishers, changes in technology, and new developments in laws, regulations, and industry standards.
If consumer resistance to the collection and sharing of the data used to deliver targeted advertising, increased visibility of consent or "do not track" mechanisms as a result of industry regulatory and/or legal developments, the adoption by consumers of "ad-blocking" software, and/or the development and deployment of new technologies result in a material impact on our ability to collect data, this will materially impair the results of our operations.
Changes to web browsers and a number of other factors could impair our ability to collect or use the significant amounts of data we use to optimize display advertisements for our clients.
We collect information about the interaction of users with our advertisers’ and publishers’ websites and mobile applications (including, for example, information about the placement of advertisements and users’ shopping or other interactions with our clients’ websites, mobile applications or advertisements) using cookies and similar tracking technologies. Our ability to access and use such data could be restricted by a number of factors, including consumer choice, restrictions imposed by advertisers and publishers, changes in technology, and new developments in laws, regulations and industry standards. Further, certain web browsers, such as Safari, currently block or are planning to block some or all third-party cookies by default.
We have adapted our solution to enable us to continue to access data and deliver internet display advertising by using first-party cookies, rather than third-party cookies. There can be no assurance regulators will not challenge the transparency of the solution or web browser developers will not technically block the solution. If the roll-out of our solution is not successful, we could be prevented from serving advertisements to users that utilize web browsers that block third-party cookies. If we are blocked from serving advertisements to a significant portion of internet users, our business could suffer and our results of operations could be harmed.

In addition, our ability to collect and use data may be restricted or prevented by a number of other factors, including:

•	the failure of our network or software systems, or the network or software systems of our clients;

•	variability in user traffic on advertiser websites or mobile applications;

•
decisions by some of our advertiser clients or publishers to restrict our ability to collect data from them, third parties and users or to refuse to implement mechanisms we request to ensure compliance with our legal obligations;

•
changes in browser or device functionality and settings, and other new technologies, which make it easier for users to prevent the placement of cookies or other tracking technology and impact our publishers’ or our advertisers’ ability to collect and use data;

•
decisions by consumers to opt out of tracking or to use technology, such as browser settings or "ad-blocking" software, that limits our ability to collect data about users and reduces our ability to deliver relevant advertisements;

•	as the number of sales involving multiple devices increases, our ability to develop a device graph that is strong enough to properly match users and track sales across such devices;

•
our inability to grow our advertiser and publisher base in new industry verticals and geographic markets in order to obtain the critical mass of data necessary for the Criteo Engine to perform optimally in such new industry vertical or geographic markets;

•	interruptions, failures or defects in our data collection, mining, analysis and storage systems;

•	changes in regulation impacting the collection and use of data; and

•
changes in international laws, rules, regulations, and industry standards or increased enforcement of international laws, rules, regulations, and industry standards (e.g. laws in the United States, European Union, and the Asia-Pacific region).

Any of the above described limitations on our ability to successfully collect, utilize and leverage data could also materially impair the optimal performance of the Criteo Engine and severely limit our ability to target users for our advertisements, which would harm our business and adversely impact our future results of operations.
Increased availability of “ad-blocking” software could impair our ability to collect the significant amounts of data we use to optimize display advertisements for our clients.
Internet users are able to download free or paid “ad-blocking” software that prevents third-party cookies from being stored on a user's computer and block advertisements from being displayed to such user. If the availability of ad-blocking software increases and its use becomes more prevalent on computers and mobile devices, fewer of our cookies or sellers' cookies may be set in browsers or accessible in mobile devices. As a result, the number of users we could serve our clients' advertisements to could be materially restricted and our Criteo Engine would be denied the benefit of the data and impressions collected from such users, which would adversely affect our business. In particular, Apple Inc.'s ("Apple") latest operating system, iOS9, allows third-party developers to build content-blocking extensions for Safari's mobile browser. Safari is the default browser on iPhone and iPad mobile devices and a significant number of mobile customers use this application to access the Internet. As a result, iPhone and iPad users are able to download "ad-blocking" apps which block third-party cookies from reaching them while they browse the internet on Safari. If a significant number of Safari users download such "ad-blocking" apps, our business could be materially impacted.

Regulatory, legislative or self-regulatory developments regarding internet privacy matters could adversely affect our ability to conduct our business.
Self-regulation and privacy regulation
The regulatory environment for the collection and use of consumer data by advertising networks, advertisers, and publishers is very unsettled in Europe, the United States and elsewhere in the world.
The United States and foreign governments have enacted, considered or are considering legislation or regulations that could significantly restrict industry participants’ ability to collect, augment, analyze, use and share anonymous data, such as by regulating the level of consumer notice and consent required before a company can place cookies or other tracking technologies. A number of existing bills are pending in the U.S. Congress that contain provisions that would regulate how companies can use cookies and other tracking technologies to collect and utilize user information.
On September 27, 2013, the governor of California signed into law AB 370, an amendment to the California Online Privacy Protection Act of 2003, or CalOPPA. This amendment requires that we disclose in our privacy policy how we respond to web browser “do not track” signals. Our updated privacy policy discloses that we do not respond to web browser do not track signals but that we do respond to opt-out requests made through our proprietary opt-out button or through industry opt-out platforms (namely Network Advertising Initiative and Digital Advertising Alliance).
Directive 2009/136/EC of the European Parliament and of the Council of November 25, 2009 amended Directive 2002/581-EC of the European Parliament and of the Council, or the E-Privacy Directive, to introduce a requirement for countries in the European Economic Area to enact specific legislation requiring companies like ours together with advertisers and publishers to present users with an information notice and obtain their consent prior to placing cookies or other tracking technologies.
The amendment to the E-Privacy Directive and country-specific laws, which follow or have already followed the E-Privacy Directive may reduce the amount of data we can collect or process. The changes in Europe following the amendment to the E-Privacy Directive have also resulted in a significant increase in publicity surrounding use of data for targeted advertising, which has heightened consumer awareness and influenced consumer sentiment.
The amended E-Privacy Directive which requires advertisers or companies like ours to obtain informed consent from users for the placement of cookies or other tracking technologies and the delivery of targeted advertisements, was intended to be implemented in all twenty eight countries of the European Union. The requirement to obtain users’ consent has been implemented differently across the European Union member states. Some countries, like the United Kingdom, permit companies to imply consent from the user’s proceeding onto the website and continuing his/her navigation after s/he has been clearly informed about how cookies are used without disabling them. Other countries currently require, through law and/or guidance, that the user’s consent must be obtained prior to the placement of cookies for targeted advertising purposes. The position regarding prior consent versus consent at the time of cookie dropping is not fully settled within the European Union. If the trend in the European Union toward requiring "prior" consent is confirmed, our clients would have to implement solutions that deactivate our tags on the first user visit, which would result in Criteo losing all first browsing events on advertiser websites and first impressions on publisher websites.
The position regarding explicit versus implied consent is still not fully settled within the European Economic Area, or the European Union. On October 2, 2013, the Article 29 Data Protection Working Party, a group with an advisory status composed inter alia of representatives of the European Union data protection authorities and of the European Commission, issued a new guidance on the obtaining of consent for cookies under the E-Privacy Directive and recommended that consent be expressed by the user’s positive action or other active behavior, such as clicking on a link, image or other content, based on clear information that cookies will be set due to this action.

If the trend in the European Union toward an implied consent mechanism as an acceptable solution does not continue, and requirements for explicit consent mechanisms are maintained, decisions by users not to provide explicit consent could materially affect our business. In addition to explicit versus implied consent uncertainties, changes to the timing of when users receive disclosure about placement of our cookies for purposes of targeting advertising (i.e., providing pop-up or other clear notice prior to placement of the cookie) could materially affect our business.
In some countries where legislation and/or regulators’ guidance had previously taken a strict explicit consent position, regulators and some legislators recently have shown more flexibility and willingness to accept an implied consent approach.
Further, in guidance issued in April 2012, the Commission Nationale de l’Informatique et des Libertés, or CNIL, the French data protection regulator, interpreted French law to require the data controller of any processing that sets cookies, or a third party designated by the data controller, to inform the user of the purpose of the cookie (e.g., targeted advertising) and to ask if the user accepts the storage of the cookie on his/her computer prior to any processing of user data for targeted advertising purposes, among other requirements. On December 5, 2013, the CNIL clarified its former guidance. As a result of this decision, on the entry page of the website or mobile application, users must be shown a notice indicating that by proceeding onto the website and continuing his/her navigation the user will be deemed to consent to the setting of cookies and other tracking technologies. This notice, which cannot disappear until the user has continued his/her navigation, must indicate the purpose of the services proposed to be provided through the cookies and give access to options to object to such cookies. Consent remains valid for a maximum period of 13 months, after which consent from the users must again be sought. This is an implied consent regime through information and control. If the consent is obtained prior to the cookie being placed on a device, we would lose all first events on advertiser websites and lose all first impressions on publisher websites. Liability for non-compliance with this recommendation is shared between advertisers, publishers and networks, including us. We need the assistance of the advertisers and publishers with whom we work to ensure our mutual compliance with these rules, including to provide appropriate information and obtain the user’s consent, including explicit consent where required.
If advertisers, publishers or networks on whom we rely, fail to obtain appropriate consent, we could potentially be liable under these guidelines and could suffer damages, fines and penalties and reputational harm. In 2012, CNIL commenced an inquiry into our compliance with French Data Privacy laws. While the investigation was closed in July 2014 with no compliance actions for Criteo to take, there can be no assurance that there will not be further inquiries with respect to our compliance with privacy laws from CNIL or regulatory bodies in other jurisdictions.
A new regulation is being considered by European legislative bodies to replace the 1995 E.U. Data Protection Directive, which may include more stringent operational requirements for business processing data and may introduce significant penalties for non-compliance. Last December, E.U. institutions reached an agreement on a draft regulation to be formally voted on this spring, which does significantly increase the level of sanctions for non-compliance. We do not believe the regulation will have a material impact on our business or the way or technologies operate, however, since the regulation is not yet final, there can be no assurance that this will be the case. Once formally adopted the regulation will be enforced after a 2 year transition period.
Considering our global presence, we may also be subject to local data protection laws in Canada, the Asia-Pacific region, South America and other regions. There is no harmonized legal approach in many of these regions and little regulatory guidance. Consequently, we could be at risk of non-compliance with applicable local privacy protection laws.
In addition to compliance with government regulations, we voluntarily participate in several trade associations and industry self-regulatory groups that promulgate best practices or codes of conduct relating to targeted advertising. For example, the Internet Advertising Bureau EU & US, the Network Advertising Initiative, the European Digital Advertising Alliance and the Digital Advertising Alliance, have developed and implemented guidance for companies to provide notice and choice to users regarding targeted advertising. There is ongoing debate about whether the current guidance and approaches by such associations and industry groups comply with E.U. law.

For example, on December 28, 2011, the Article 29 Working Group published an opinion stating that the self-regulatory code was not adequate to comply with Article 5.3 of the amended E-Privacy Directive addressing placement and reading of cookies for targeted advertising. We could be adversely affected by changes to these guidelines and codes in ways that are inconsistent with our practices or the practices of our publishers and advertisers or in conflict with the laws and regulations of the European Union, the United States or other international regulatory authorities.
On October 6, 2015, the European Court of Justice invalidated the E.U.-U.S. Safe Harbor framework. We relied on this framework to operate our data transfers both internally (HR, CRM and other back-office data processing) and with several U.S. based partners (notably, RTB platforms). While there are other options to validate data transfers in the European Union and the United States, we cannot anticipate how successful we will be in implementing additional arrangements with our partners. The European Court of Justice decision has compromised the legal certainty for these transfers. However, E.U. and U.S. institutions have reached a political agreement to conclude a new Safe Harbor Scheme (called the E.U.-U.S. Privacy Shield), for which we would be eligible once formally adopted.
The user information we retain relates solely to purchase intent and is therefore not considered as Personally Identifiable Information (or "PII"). However, Criteo currently operates in over 87 countries and the interpretation of PII, and, as a result, our obligations relating thereto, may vary from one country to the other. For example, in some countries, operating a local data center is compulsory for the processing of PII. Moreover, in certain countries the legal requirements surrounding PII are so new that their impact on doing business is not yet clear.
These existing and proposed laws, regulations and industry standards can be costly to comply with and can delay or impede the development of new products, result in negative publicity and reputational harm, increase our operating costs, require significant management time and attention, increase our risk of non-compliance and subject us to claims or other remedies, including fines or demands that we modify or cease existing business practices.
Privacy risks relating to our clients’ actions or inactions
On behalf of certain of our clients using some of our services, we collect and store information derived from the activities of website visitors, mobile application visitors and their devices. This enables us to provide such clients with reports on information from and about the visitors to their websites or mobile applications in the manner specifically directed by each such individual client and to conduct targeted advertising. Federal, state and foreign governments and agencies have adopted or are considering adopting laws regarding the passive collection, use, sharing and storage of data collected from or about users or their devices.
Any perception of our practices or products as an invasion of privacy, whether or not such practices or products are consistent with current or future regulations and industry practices, may subject us to public criticism, private class actions, reputational harm or claims by regulators, which could disrupt our business and expose us to increased liability.
Our compliance with privacy laws and regulations and our reputation among the public body of website visitors or mobile application visitors depend in part on our clients’ adherence to privacy laws and regulations and their use of our services in ways consistent with visitors’ expectations. We contractually require our clients to notify visitors to their websites or mobile applications about our services (i.e., that we place cookies and other tracking technologies and collect and share certain non-identifying data for purposes of targeting advertisements), and further require that they link to pages where visitors can opt out of the collection or targeting. We rely on representations made to us by clients that they will comply with all applicable laws including all relevant privacy and data protection regulations. We make reasonable efforts to enforce contractual notice requirements but do not fully audit our clients’ compliance with our recommended disclosures or their adherence to privacy laws and regulations.

If our clients fail to adhere to our contracts in this regard, or a court or governmental agency determines that we have not adequately, accurately or completely described our own products, services and data collection, use and sharing practices in our own disclosures to consumers, or if explicit consent was required, then we, and our clients, may be subject to potentially adverse publicity, damages and related possible investigation or other regulatory activity in connection with our privacy practices or those of our clients.
If we fail to access a consistent supply of internet display advertising inventory and expand our access to such inventory, our business and results of operations could be harmed.
All of our revenue is derived from placing internet display advertisements on publisher websites that we do not own. As a result, we do not own or control the advertising inventory upon which our business depends. We currently access advertising inventory through various channels, including through direct relationships with publishers, advertising exchange platforms (such as Google’s DoubleClick Ad Exchange, Yahoo! Inc. ("Yahoo!") Ad Exchange, Facebook’s Exchange and Microsoft Corp. ("Microsoft") Ad Exchange) and other platforms that aggregate the supply of advertising inventory, such as Appnexus Inc., The Rubicon Project, Inc., PubMatic, Inc.,Taboola, Inc., Baidu, Inc. and Yandex N.V. For example, Google’s DoubleClick Ad Exchange and Appnexus Inc.’s advertising inventory represented 28%, 29% and 33% of our traffic acquisition costs in 2013, 2014 and 2015, respectively. Since our contracts with publishers with whom we have direct relationships generally do not include long-term obligations requiring them to make their inventory available to us, our ability to continue to purchase inventory from these publishers depends in part on our ability to consistently pay sufficiently competitive CPMs for their internet display advertising inventory as well as our ability to offer advertisements from high quality companies. Similarly, as more companies compete for advertising impressions on advertising exchange platforms and other platforms that aggregate supply of advertising inventory, advertising inventory may become more expensive, which may adversely affect our ability to acquire advertising inventory and to deliver internet display advertisements on a profitable basis. Any interference with our ability to maintain access to such inventory could materially reduce the amount of advertising inventory that our solution relies on in order to deliver advertisements for our clients. In addition, since we rely on a limited number of companies for access to significant portions of advertising inventory that our business depends on, the loss of access to advertising inventory from one of those companies would negatively impact our ability to deliver internet display advertisements for our advertiser clients. Any of these consequences could therefore adversely affect our results of operations and financial condition.
In addition, we rely on a limited number of companies that operate advertising exchange platforms and other platforms that aggregate supply of advertising inventory for access to a significant amount of the advertising inventory that our business depends on. Many widely used aggregators of advertising inventory are owned by companies that may compete with us for clients. Competitive pressure may incentivize these companies to limit our access to advertising inventory available through their platforms. If this were to occur, our ability to place advertisements would be significantly impaired and our results of operations would be adversely affected.
In order to grow our publisher base, we will need to expand the breadth and quality of businesses that utilize our solution. In addition, in order to grow our advertiser base, we must expand our access to new sources of internet display advertising inventory and new sources of inventory of opt-in e-mail addresses and maintain a consistent supply of this inventory. While we have historically relied both on accessing advertising inventory through direct relationships with publishers and through advertising exchange platforms and other platforms that aggregate supply of advertising inventory and opt-in e-mail addresses, we may increasingly rely on direct relationships with publishers in order to maintain the necessary access to, and establish a greater amount of preferred access to, advertising inventory and opt-in e-mail addresses. In order to enter into or maintain such direct relationships, we may need to agree to terms that are unfavorable to us, including, for example, contractual minimums for advertising inventory and/or long-term commitments. In addition, as we attempt to improve our solution to enable businesses to place advertisements with publishers other than on the web, including mobile applications, e-mail, video and social games, we will need to develop and improve our access to publishers in those environments. Our ability to attract new publishers on the web, mobile applications, e-mail, video and social games will depend on various factors, some of which are beyond our control.

Therefore, we cannot assure you that we will successfully grow our direct relationships with new publishers or maintain and expand our access to advertising inventory through other channels and, as a result, our business and results of operations could be harmed. In addition, even if we do grow our direct relationships, we cannot assure you that those direct relationships with publishers will be on favorable terms to us.
We expect our operating expenses to increase significantly in the foreseeable future. Accordingly, we may have difficulty sustaining profitability.
Although our revenue has increased substantially in recent periods, we may not be able to maintain this rate of revenue growth. We anticipate that our operating expenses will continue to increase as we scale our business, invest in significantly expanding our headcount and expand our operations. In particular, we plan to continue to focus on maximizing our revenue after traffic acquisition costs on an absolute basis, or the revenue we derive after deducting the costs we incur to purchase advertising inventory, which we call Revenue ex-TAC, as we believe this focus fortifies a number of our competitive strengths, including access to advertising inventory, breadth and depth of data and continuous improvement of the Criteo Engine’s performance. As part of this focus, we are continuing to invest in building relationships with direct publishers, both on their web and mobile application properties, increasing access to leading advertising exchanges, both on their web and mobile application properties, increasing access to opt-in e-mail address databases and enhancing the liquidity of our advertising inventory supply, which includes purchasing advertising inventory that may result in lower margin on an individual impression basis and may be less effective in generating clicks and driving sales for our clients. Our general and administrative expenses may also increase in absolute dollars both to support our growing operations and due to the increased costs of operating as a public company. Our ability to sustain profitability is based on numerous factors, many of which are beyond our control. We may not be able to generate sufficient revenue to sustain profitability.
Our focus on maximizing our revenue after traffic acquisition costs may result in a further decrease in our gross margin.
We are focused on maximizing our revenue after traffic acquisition costs on an absolute basis, or the revenue we derive after deducting the costs we incur to purchase advertising inventory, which we call Revenue ex-TAC, as we believe this focus fortifies a number of our competitive strengths, including access to advertising inventory, breadth and depth of data and continuous improvement of the Criteo Engine’s performance. As part of this focus, we are continuing to invest in building relationships with direct publishers, both on their web and mobile application properties, increasing access to leading advertising exchanges both on their web and mobile application properties, increasing access to opt-in e-mail address databases and enhancing the liquidity of our advertising inventory supply, which includes purchasing advertising inventory that may have lower margin on an individual impression basis and may be less effective in generating clicks and driving sales for our clients. In addition, we are experiencing, and expect to continue to experience, increased competition for advertising inventory purchased on a programmatic basis. Our focus on maximizing the growth of Revenue ex-TAC on an absolute basis may have an adverse impact on our gross margin and we cannot be certain that this strategy will be successful or result in increased liquidity or long-term value for our shareholders.
Large and established internet and technology companies may be able to significantly impair our ability to operate.
Large and established internet and technology companies such as Adobe Systems Incorporated, Amazon.com, AOL, Inc. (which is owned by Verizon, Inc.), Apple, eBay, Facebook, Google, Microsoft, Twitter and Yahoo! may have the power to significantly change the very nature of the internet display advertising marketplace, and these changes could materially disadvantage us. For example, Amazon, Apple, Facebook, Google, Microsoft and Twitter have substantial resources and/or have a significant share of widely adopted industry platforms such as web browsers, mobile operating systems and advertising exchanges and networks. Therefore, these companies could leverage their position to make changes to their web browsers, mobile operating systems, platforms, exchanges, networks or other products or services that could be significantly harmful to our business and results of operations.

For example, Apple introduced its Identifier for Advertising, or IDFA, in the fall of 2012, which helps us serve personalized advertisements to users in mobile applications that run on the Apple operating system. If Apple were to restrict use of the IDFA, it would impair our ability to identify users and associate particular browsing behaviors to that user. Alternative technologies such as digital fingerprinting exist that could allow us to serve personalized advertisements to users in mobile applications. However, such technologies may be less reliable or become unavailable to us in the future. If we are restricted from using IDFA and we do not have adequate technologies to substitute, we will not be able to serve personalized advertisements on mobile applications running on the Apple operating system. In addition, in 2015, Apple began allowing third-party developers to build content-blocking extensions for Safari's mobile browsers in iOS9. Safari is the default browser on iPhone and iPad mobile devices and a significant number of mobile customers use this application to access the internet. As a result, iPhone and iPad users are able to download "ad-blocking" apps which block third-party cookies from reaching them while they browse the internet on Safari. If a significant portion of Safari users download such "ad-blocking" apps, our business may be materially impacted.
The market in which we participate is intensely competitive and fragmented, and we may not be able to compete successfully with our current or future competitors.
The market for internet display advertising solutions is highly competitive and rapidly changing. With the introduction of new technologies and the influx of new entrants to the market, we expect competition to persist and intensify in the future, which could harm our ability to increase sales and maintain our profitability.
We compete primarily in the market for internet display advertising. This market is rapidly evolving, highly competitive, complex and fragmented. We face significant competition in this market which we expect will intensify in the future. We currently compete for advertising with Alliance Data, Amazon, eBay, Facebook, Google, Sociomantic and Twitter as well as smaller, privately-held companies. We believe the principal competitive factors in our industry include:

•	technology-based ability to deliver return on marketing spend at scale;

•	comprehensiveness and efficiency of solution;

•	relevance and breadth of products;

•	client trust;

•	breadth and depth of publisher relationships;

•	global reach;

•	client service; and

•	ease of use.
In addition to competing with various companies for marketing spend, we also compete with some of them for internet display advertising inventory and some of these companies also operate their own advertising networks or exchanges from which we buy advertising inventory. Further, some of these companies that we compete with either for marketing spend and/or advertising inventory may also be our clients or affiliated with our clients. Competitive pressure may incentivize such companies to cease to be our clients or cease to provide us with access to their advertising inventory. If this were to occur, our ability to place advertisements would be significantly impaired and our results of operations would be adversely affected.

New technologies and methods of buying advertising present a dynamic competitive challenge, as market participants offer multiple new products and services, such as analytics, programmatic buying and exchanges, aimed at capturing marketing spend. In addition to existing competitors and intermediaries, we may also face competition from new companies entering the market, which may include large established companies, such as Adobe Systems Incorporated (which acquired both Omniture, Inc. and Efficient Frontier, Inc.), Verizon, Inc. (which acquired AOL, which in turn had acquired Platform-A, Inc. (advertising.com) and Millennial Media), eBay (which acquired both Fetchback, Inc. and GSI Commerce Inc.), Tesco plc (whose subsidiary dunnhumby acquired Sociomantic) and Twitter (which acquired TellApart, Inc.), all of which currently offer, or may in the future offer, solutions that result in additional competition for marketing spend or advertising inventory.
We may also face competition from companies we do not yet know about. If existing or new companies develop, market or resell competitive high-value marketing products or services, acquire one of our existing competitors or form a strategic alliance with one of our competitors, our ability to compete effectively could be significantly compromised and our results of operations could be harmed.
Our current and potential competitors may have significantly more financial, technical, marketing and other resources than we have, be able to devote greater resources to the development, promotion, sale and support of their products and services, have more extensive advertiser client bases and broader publisher relationships than we have, and may have longer operating histories and greater name recognition than we have. As a result, these competitors may be better able to respond quickly to new technologies, develop deeper advertiser client relationships or offer services at lower prices. Any of these developments would make it more difficult for us to sell our solution and could result in increased pricing pressure, reduced gross margins, increased sales and marketing expense and/or the loss of market share.
If we fail to innovate, adapt and respond effectively to rapidly changing technology, our solution may become less competitive or obsolete.
Our future success will depend on our ability to continuously enhance and improve our solution to meet advertiser client needs, add functionality to our advertiser and publisher platforms and address technological advancements. If we are unable to enhance our solution to meet market demand in a timely manner, we may not be able to maintain our existing clients or attract new clients. For example, as e-commerce and consumption of content continues to migrate from the web to mobile and tablet devices and advertisements more frequently include video or incorporate animation, sound and/or interactivity, which we refer to as rich media content, businesses are increasingly demanding that internet display marketing solutions extend to all three screens and support video and rich media content. In addition, as consumers spend more time watching video and playing social network games online, including within mobile applications, as opposed to browsing static webpages, businesses may increasingly shift their advertising budgets to video and game publishers and to mobile applications or, if consumers fail to engage with advertisements displayed on smaller screens, reduce their internet display marketing budgets. In order to maintain and continue to grow our revenue, we may need to continue to adapt and improve our solution to offer video and rich media content advertisements and to enhance user engagement with advertisements on mobile applications.
In 2014, we launched our complete solution for personalized mobile advertising across leading browsers and application platforms. This mobile solution involves delivery of display advertising to the web browsers of mobile devices, which we refer to as in-browser, as well as within mobile applications, which we refer to as in-app.

To date, the majority of our revenue derived from delivery of display advertising on mobile devices is from in-browser advertisements. We may not be successful in generating comparable revenue from our mobile in-app solution or sustain revenue from our in-browser solution. In addition, while we have rolled out our in-browser solution for iOS devices, we may not be successful in continuing to scale and expand our iOS solution. At the end of 2014, we also launched our "Universal Match" cross-device matching solution that allows us to match users across devices. However, as the number of sales involving multiple devices increases, there can be no assurance that our device graph will be strong enough to track sales across devices, thereby impairing our ability to properly attribute sales of our clients' products being generated by our services. If we are unable to successfully develop, enhance or acquire new solutions to continuously meet advertiser needs or are unable to adapt our organization to market these new solutions, our solution may become less competitive or obsolete.
We may not be able to integrate and roll out recently acquired technologies and products in one or more of our geographic markets, which may adversely affect our ability to achieve our growth and business objectives.
In February 2015, we acquired DataPop, a Los Angeles-based company specializing in the optimization of shopping campaigns on large search engines. In 2015, we began integrating DataPop’s technology into our core platform. There can be no assurance that this integration will be successful or that we will be able to leverage the DataPop technology to enter into a new marketing channel in the future.
In February 2014, we acquired Tedemis, a provider of real-time personalized marketing solutions. Tedemis product was only offered in France at the time of acquisition. In 2014, we worked on the integration of the e-mail technology onto our core platform and started to build our e-mail publisher base and to deploy our e-mail solution to our existing client base in the United States, the United Kingdom, Spain, Germany and France. In each new country, we need to build an inventory of e-mail addresses as part of any product roll-out. There can be no assurance that we will be successful in acquiring the necessary email addresses or that, if we do acquire them, our internet display advertising clients will be willing to use e-mail marketing for their products. We are still completing the integration and are in the early stages of the roll-out of our e-mail marketing product and there can be no assurance that we will be successful in integrating and rolling out this new product globally or at all.
In addition, in July 2013, we acquired Ad-X, a complementary mobile analytics and attribution technology company that allows businesses to track and optimize mobile display advertising campaigns delivered to smartphones and tablets through mobile advertising networks and other marketing solutions, but we may not be successful in utilizing this technology to grow our business. If we are unable to successfully integrate and roll out the solutions we acquire to our advertiser clients in some or all of our markets, our solution may become less competitive which may adversely affect our ability to achieve our growth and business objectives.
Future acquisitions, strategic investments, partnerships or alliances could be difficult to integrate, divert the attention of key management personnel, disrupt our business, dilute shareholder value and adversely affect our results of operations and financial condition.
Over the past three years, we have acquired DataPop, Tedemis, AdQuantic and Ad-X and we may seek to acquire additional businesses, products or technologies. However, we have limited experience in acquiring and integrating businesses, products and technologies. If we identify an appropriate acquisition candidate, we may not be successful in negotiating the terms and/or financing of the acquisition, and our due diligence may fail to identify all of the problems, liabilities or other shortcomings or challenges of an acquired business, product or technology, including issues related to intellectual property, product quality or architecture, regulatory compliance practices, revenue recognition or other accounting practices, or employee or client issues.
Any acquisition or investment may require us to use significant amounts of cash, issue potentially dilutive equity securities or incur debt. In addition, acquisitions, including our recent acquisitions, involve numerous risks, any of which could harm our business, including:

•	difficulties in integrating the operations, technologies, services and personnel of acquired businesses, especially if those businesses operate outside of our core competency;

•
the need to integrate operations across different geographies, cultures and languages and to address the particular economic, currency, political and regulatory risks associated with specific countries;

•	cultural challenges associated with integrating employees from the acquired company into our organization;

•	ineffectiveness or incompatibility of acquired technologies or services;

•	potential loss of key employees of acquired businesses;

•	inability to maintain the key business relationships and the reputations of acquired businesses;

•	failure to successfully further develop the acquired technology in order to recoup our investment;

•	reputation and perception risks associated with the acquired product or technology by the general public;

•	diversion of management’s attention from other business concerns;

•	litigation for activities of the acquired company, including claims from terminated employees, clients, former shareholders or other third parties;

•	costs necessary to establish and maintain effective internal controls for acquired businesses; and

•	increased fixed costs.
If we are unable to successfully integrate our recent acquisitions or any future business, product or technology we acquire, our business and results of operations may suffer.
As we expand the market for our solution, we may become more dependent on advertising agencies as intermediaries and this may adversely affect our ability to attract and retain business.
As we market our solution, we may increasingly need to depend on advertising agencies to work with us in assisting businesses in planning and purchasing for broader advertising objectives. However, we have limited experience in working with advertising agencies as intermediaries, as we have traditionally had direct relationships with our advertiser clients. Historically, direct relationships with our clients accounted for 70%, 69% and 71% of our revenue for 2013, 2014 and 2015, respectively. If we have an unsuccessful engagement with an advertising agency on a particular advertising campaign, we risk losing the ability to do work not only for the advertiser for whom the campaign was run, but also for other brands represented by that agency. Further, if our business evolves so that we are increasingly working through advertising agency intermediaries, we would have less of a direct relationship with our clients than if our clients dealt with us directly. This may drive our clients to attribute the value we provide to the advertising agency rather than to us, further limiting our ability to develop long-term relationships directly with our clients. Our clients may move from one advertising agency to another, and, accordingly, even if we have a positive relationship with an advertising agency, we may lose the underlying business when an advertiser switches to a new agency. The presence of advertising agencies as intermediaries between us and our clients thus creates a challenge to building our own brand awareness and affinity with our clients who are the ultimate sources of our revenue. In the event we were to become more dependent on advertising agencies as intermediaries, this may adversely affect our ability to attract and retain business. In addition, an increased dependency on advertising agencies may harm our results of operations, as a result of the increased agency fees we may be required to pay.
Our future success will depend in part on our ability to expand into new marketing channels.
We started delivering our solution in internet display in web browsers. Since then, we have expanded into native display, including on social media platforms, and into e-mail marketing. We define a marketing channel as a specific advertisement medium to engage with a user or a consumer for which we currently purchase inventory through a specific source.

In the future, we may decide to broaden the spectrum of our marketing channels further, if we believe that doing so would significantly increase the value we can offer to clients. We believe a broader platform delivering our digital performance marketing solution through complementary marketing channels can enhance our value proposition for existing and prospective clients.
However, to date, we have limited experience in entering into additional marketing channels beyond those set forth above, and any future attempts to enter new marketing channels may not be successful. For example, while we are currently exploring the opportunity to build an offering in search engine marketing, our ability to expand into this marketing channel is uncertain and we may not be successful. Our success in expanding into any additional marketing channels will depend on various factors, including our ability to:

•	identify additional marketing channels where our solution could perform;

•	adapt our solution to additional marketing channels and effectively market it for such additional marketing channels to our existing and prospective clients;

•
integrate newly developed or acquired marketing channels into our pay-for-performance model, with a clear and measurable performance attribution mechanism that works across all channels, and in a manner that is consistent with our privacy standards;

•
accumulate sufficient data sets relevant for those marketing channels to ensure that the Criteo Engine has a sufficient quantity and quality of information to deliver relevant personalized advertisement through those additional marketing channels;

•
achieve client performance levels through these new marketing channels that are similar to those delivered through existing marketing channels, and in any case that are not dilutive to the overall client performance;

•	identify and establish acceptable business arrangements with publishers to access inventories in sufficient quality and quantity for these new marketing channels;

•	maintain our gross margin at a consistent level upon entering one or several additional marketing channels; and

•	hire and retain key personnel with relevant technology and product expertise to lead the integration of additional marketing channels onto our platform.
If we are unable to successfully adapt our solution to additional marketing channels and effectively market such solutions to our existing and prospective clients, or if were unable to maintain our pay-for-performance model in these additional marketing channels, we may not be able to achieve our growth or business objectives.
Our future success will depend in part on our ability to expand into new industry verticals.
As we market our solution to a wider group of potential clients outside of our three key industry verticals of retail, travel and classifieds, including businesses in the automotive, telecommunications, consumer goods and finance industries, we will need to adapt our solution and effectively market our solution to businesses in those industry verticals. We have limited experience in selling to businesses outside of the retail, travel and classified industries. Our success in expanding our solution to businesses in new industry verticals will depend on various factors, including our ability to:

•	design products and solutions that are attractive to businesses in such industries;

•	hire personnel with relevant industry vertical experience to lead sales and product teams;

•	work with clients in new industry verticals through the advertising agencies that manage their advertising budgets; and

•
accumulate sufficient data sets relevant for those industry verticals to ensure that the Criteo Engine has sufficient quantity and quality of information to deliver efficient and effective internet display advertising within the relevant industry.

If we are unable to successfully adapt our solution to appeal to businesses in industries other than retail, travel and classifieds, and then effectively market such solutions to businesses in such industries, we may not be able to achieve our growth or business objectives. Further, as we expand our client base and solution into new industry verticals, we may be unable to maintain our current client retention rates.
If we are unable to protect our proprietary information or other intellectual property, our business could be adversely affected.
We rely largely on trade secret law to protect our proprietary information and technology. We generally seek to protect our proprietary information by confidentiality, non-disclosure and assignment of invention agreements with our employees, contractors and parties with which we do business. However, we may not be successful in executing these agreements with every party who has access to our confidential information or contributes to the development of our intellectual property. Those agreements that we do execute may be breached, and we may not have adequate remedies for any such breach. Breaches of the security of our website, databases or other resources could expose us to a risk of loss of proprietary information. We cannot be certain that the steps we have taken will prevent unauthorized use or reverse engineering of our technology or information. Moreover, our trade secrets may be disclosed to or otherwise become known or be independently developed by competitors and in these situations we may have no or limited rights to stop their use of our information. To the extent that our employees, contractors, or other third parties with whom we do business use intellectual property owned by others in their work for us, disputes may arise as to the rights to such intellectual property. If, for any of the above reasons, our intellectual property is disclosed or misappropriated, it would harm our ability to protect our rights and may have an adverse effect on our business.
Although we also rely on copyright laws to protect the works of authorship, including software, created by us, we do not register the copyrights in any of our copyrightable works. U.S. copyrights must be registered before the copyright owner may bring an infringement suit in the United States. Furthermore, if a U.S. copyright is not registered within three months of publication of the underlying work, the copyright owner is precluded from seeking statutory damages or attorney’s fees in any U.S. enforcement action, and is limited to seeking actual damages and lost profits. Accordingly, if one of our unregistered U.S. copyrights is infringed by a third party, we will need to register the copyright before we can file an infringement suit in the United States, and our remedies in any such infringement suit may be limited.
We hold four patents issued by the U.S. Patent and Trademark Office and one patent issued by the French Patent Office, and have filed 18 non-provisional U.S. patent applications, two European applications, one Japanese application and one international patent application under the Patent Cooperation Treaty. We have also registered numerous domain names and are also pursuing the registration of trademarks and service marks in the United States and in certain locations outside the United States. Effective trademark, domain name and patent protection are expensive to develop and maintain, both in terms of initial and ongoing registration requirements and the costs of defending our rights. Any of our patents, trademarks or other intellectual property rights may not provide sufficient protection for our business as currently conducted or may be challenged by others or invalidated through administrative process or litigation. In addition, in the event that our trademarks are successfully challenged, we could be forced to rebrand our solution, which could result in loss of brand recognition, and could require us to devote resources to advertising and marketing our new brand. Further, we cannot assure you that competitors will not infringe our trademarks, or that we will have adequate resources to enforce our trademarks.

Our existing patents and any patents issued in the future may not provide us with competitive advantages, may be successfully challenged, invalidated or circumvented by third parties, may give rise to ownership claims or to claims for the payment of additional remuneration of fair price by the persons having participated in the creation of the inventions and may not be of sufficient scope or strength to provide us with any meaningful protection. Further, as we continue to expand our business geographically, it may become desirable for us to protect our intellectual property in an increasing number of jurisdictions, a process that is expensive and may not be successful or which we may not pursue in every location. We may, over time, increase our investment in protecting our intellectual property through additional patent filings that could be expensive and time consuming. Once we file a patent application in one country, we have a limited period of time to file it in all other countries in which we want to have patent protection over a certain invention.
If we fail to file in those countries we will be precluded from having patent protection for that invention in those other countries. Without patent protection, others will be free to practice that invention in those other countries. Even if we obtain patent protection, we cannot assure you that competitors will not infringe our patents, or that we will have adequate resources to enforce our patents.
Additionally, in the United States, the central provisions of the Leahy-Smith America Invents Act, or AIA, became effective recently. Among other things, this law switched U.S. patent rights from the former “first-to-invent” system to a “first inventor-to-file” system. This may result in inventors and companies having to file patent applications more frequently to preserve rights in their inventions. This may favor larger competitors that have the resources to file more patent applications.
Further, the laws of certain countries do not protect proprietary rights to the same extent as the laws of the United States and, therefore, in certain jurisdictions, we may be unable to protect our proprietary technology adequately against unauthorized third-party copying, infringement or use, which could adversely affect our competitive position.
To protect or enforce our intellectual property rights, we may initiate litigation against third parties. Litigation may be necessary to protect our intellectual property, or determine the enforceability, scope and validity of the proprietary rights of others. Any lawsuits that we initiate could be expensive, take significant time and divert management’s attention from other business concerns. Additionally, we may provoke third parties to assert claims against us. These claims could invalidate or narrow the scope of our own intellectual property. We may not prevail in any lawsuits that we initiate and the damages or other remedies awarded, if any, may not be commercially valuable. Accordingly, despite our efforts, we may be unable to prevent third parties from infringing upon or misappropriating our intellectual property. The occurrence of any of these events may adversely affect our business, financial condition and results of operations.
Our business may suffer if it is alleged or determined that our technology or another aspect of our business infringes the intellectual property rights of others.
The online and mobile advertising industries are characterized by the existence of large numbers of patents, copyrights, trademarks, trade secrets and other intellectual property and proprietary rights. Companies in these industries are often required to defend against litigation claims that are based on allegations of infringement or other violations of intellectual property rights. Our technologies may not be able to withstand any third-party claims or rights against their use.
Our success depends, in part, upon non-infringement of intellectual property rights owned by others and being able to resolve claims of intellectual property infringement or misappropriation without major financial expenditures or adverse consequences. From time to time, we may be the subject of claims that our solution and underlying technology infringe or violate the intellectual property rights of others, particularly as we expand the complexity and scope of our business. Furthermore, as a result of disclosure of information in filings required of a public company, our business and financial condition will become more visible, which we believe may result in threatened or actual litigation, including by competitors and other third parties.

Regardless of whether claims that we are infringing patents or other intellectual property rights have any merit, these claims are time-consuming and costly to evaluate and defend and the outcome of any litigation is inherently uncertain. Some of our competitors have substantially greater resources than we do and are able to sustain the costs of complex intellectual property litigation to a greater degree and for longer periods of time than we could. Claims that we are infringing patents or other intellectual property rights could:

•	subject us to significant liabilities for monetary damages, which may be tripled in certain instances;

•
prohibit us from developing, commercializing or continuing to provide some or all of our solution unless we obtain licenses from, and pay royalties to, the holders of the patents or other intellectual property rights, which may not be available on commercially favorable terms, or at all;

•
subject us to indemnification obligations or obligations to refund fees to, and adversely affect our relationships with, our current or future clients, advertising agencies, media networks and exchanges or publishers;

•	cause delays or stoppages in providing our solution;

•	cause clients, potential clients, advertising agencies, media networks and exchanges or publishers to avoid working with us;

•	divert the attention and resources of management and technical personnel;

•	harm our reputation; and

•	require technology or branding changes to our solution that would cause us to incur substantial cost and that we may be unable to execute effectively or at all.
In addition, we may be exposed to claims that the content contained in advertising campaigns violates the intellectual property or other rights of third parties. Such claims could be made directly against us or against the advertising agencies, media networks and exchanges and publishers from whom we purchase advertising inventory. Generally, under our agreements with advertising agencies, media networks and exchanges and publishers, we are required to indemnify the advertising agencies, media networks and exchanges and publishers against any such claim with respect to an advertisement we served. We generally require our clients to indemnify us for any damages from any such claims. There can be no assurance, however, that our clients will have the ability to satisfy their indemnification obligations to us, and pursuing any claims for indemnification may be costly or unsuccessful. As a result, we may be required to satisfy our indemnification obligations to advertising agencies, media networks and exchanges and publishers or claims against us with our assets. This result could harm our reputation, business, financial condition and results of operations.
Our business involves the use, transmission and storage of confidential information, and the failure to properly safeguard such information could result in significant reputational harm and monetary damages.
Our business involves the storage and transmission of confidential consumer, advertiser client, publisher and supplier information, including certain purchaser data, as well as employee information, and security breaches could expose us to a risk of loss or unauthorized disclosure of this information, litigation and possible liability, as well as damage our relationships with our clients and publishers. If our security measures are breached as a result of third-party action, employee error, malfeasance or otherwise and, as a result, someone obtains unauthorized access to our data or the data of consumers, our advertiser clients, publishers or suppliers, our reputation could be damaged, our business may suffer and we could incur significant liability.

Techniques used to obtain unauthorized access or to sabotage systems change frequently and generally are not recognized until launched against a target. As a result, we may be unable to anticipate these techniques or to implement adequate preventative measures. If an actual or perceived security breach occurs, the market perception of our security measures could be harmed and we could lose sales and clients. Any significant violations of data privacy or other security breaches could result in the loss of business, litigation and regulatory investigations and penalties that could damage our reputation and adversely impact our results of operations and financial condition. Moreover, if a high profile security breach occurs with respect to another provider of performance display advertising solutions, our clients and potential clients may lose trust in the security of providers of performance display advertising solutions generally, which could adversely impact our ability to retain existing clients or attract new ones.
Additionally, third parties may attempt to fraudulently induce employees, consumers, our advertiser clients, publishers or third-party providers into disclosing sensitive information such as user names, passwords or other information in order to gain access to our data, our advertiser clients’ or publishers’ data, which could result in significant legal and financial exposure and a loss of confidence in the security of our solution and ultimately harm our future business prospects. A party who is able to compromise the security of our facilities could misappropriate our proprietary information or the proprietary information of consumers, our advertiser clients and/or our publishers, or cause interruptions or malfunctions in our operations or those of our advertiser clients and/or publishers. We may be required to expend significant capital and financial resources to protect against such threats or to alleviate problems caused by breaches in security. Finally, in addition, computer viruses may harm our systems causing the loss or alteration of data, and the transmission of computer viruses could expose us to litigation. Our errors and omissions insurance may be inadequate or may not be available in the future on acceptable terms, or at all. In addition, our policy may not cover any claim against us for loss of data or other indirect or consequential damages and defending a suit, regardless of its merit, could be costly and divert management’s attention.
Our business depends on our ability to maintain the quality of content for our advertiser clients and publishers.
We must be able to ensure that our clients’ advertisements are not placed in publisher content that is unlawful or inappropriate. With respect to the purchase of opt-in e-mail addresses, we must ensure that the databases we partner with are reputable, keep updated e-mail address lists, honor users’ election to opt out and obtain required and specific consent from users to receive third-party promotional e-mails. If we fail to ensure that our clients’ advertisements are not placed in unlawful or inappropriate content or we fail to source opt-in e-mail addresses from reputable partners that comply with consent requirements, our reputation and business may suffer. In particular, we could be treated as a spammer and blocked by internet service providers or regulators. In addition, if we place advertisements in content that is not permitted under the terms of the applicable agreements with a client, we may be unable to charge the client for clicks generated on those sites, the client may terminate their campaign or the client may require us to indemnify them for any resulting third party claims. Further, our publishers rely upon us not to place advertisements on their websites that are unlawful or inappropriate. If we are unable to ensure that the quality of our advertiser and publisher content does not decline as the number of advertiser clients and publishers we work with continues to grow, our reputation and business may suffer and we may not be able to retain or secure additional clients or publisher relationships.
Our sales efforts with both potential advertiser clients and publishers require significant time and expense and our success will depend on effectively expanding our sales and marketing operations and activities to grow our base of advertiser clients and publishers.
Attempting to increase our base of advertiser clients and publishers and achieving broader market acceptance of our solution is a key component of our growth strategy. Attracting advertiser clients and publishers, however, requires substantial time and expense, and we may not be successful in establishing these new relationships or in maintaining or advancing our existing relationships. For example, it may be difficult to identify, engage and market to potential clients that are unfamiliar with our solution, especially as they relate to their general advertising campaigns, or currently delegate advertising decisions to advertising agencies. Furthermore, many of our existing and potential clients require input from multiple internal constituencies.

As a result, we must identify those involved in the purchasing decision and devote a sufficient amount of time to presenting our solution to those individuals, including providing demonstrations and comparisons against other available solutions, which can be a costly and time-consuming process.
Our ability to grow our advertiser and publisher base will depend to a significant extent on our ability to expand our sales and marketing and publisher support operations and activities. We expect to be increasingly dependent on our direct sales force and publisher support teams to attract new advertiser clients and publishers and we intend to continue to expand these teams internationally. In addition, as we target new industry verticals, we will need to attract sophisticated sales and publisher support personnel that are familiar with the relevant industry and geographic market. We believe that there is significant competition for direct sales personnel with the sales skills and technical knowledge that we require.
Therefore, our ability to achieve significant growth in revenue in the future will depend, in large part, on our success in recruiting, training and retaining sufficient numbers of sales and publisher support personnel with relevant industry knowledge, in particular with respect to our large clients and publisher partners. New hires require significant training before they achieve full productivity. Newly hired advertiser sales and publisher development personnel may not become productive as quickly as we would like, or at all, thus representing increased operating costs and lost opportunities which in turn would adversely affect our business, financial condition and results of operations.
Therefore, if we are not successful in recruiting and training our advertiser sales and publisher development personnel and streamlining our sales and business development processes with advertiser clients and publishers to cost-effectively grow our advertiser and publisher base, our ability to grow our business and our results of operation could be adversely affected.
If our implementation cycles are long, we may allocate resources to an advertiser without any guarantee of near-term revenue generation.
Implementing our solution with clients generally requires clients to integrate software code on their website to enable us to gather and import data regarding consumer behavior on their website into our systems and inform the algorithms underlying the Criteo Engine. This implementation process can be complex and time-consuming for an advertiser, in particular for large clients, and can result in delays in the deployment and use of our solution after an advertiser has signed up to utilize it. Depending upon the time and resources that an advertiser is willing to devote to the integration of our solution with their website and the nature and complexity of an advertiser’s network and systems, the actual testing and implementation of our solution may occur some period of time after an advertiser has signed up to use our solution. As a result, the possibly lengthy implementation cycle may result in difficulty in predicting our future results of operations.
Failures in our systems and infrastructure supporting our solution and operations could significantly disrupt our operations and cause us to lose clients.
In addition to the optimal performance of the Criteo Engine, our business relies on the continued and uninterrupted performance of our software and hardware infrastructures. We currently place close to 3 billion advertisements per day and each of those advertisements can be placed in under 100 milliseconds. Sustained or repeated system failures of our software and hardware infrastructures, which interrupt our ability to deliver advertisements quickly and accurately, our ability to serve and track advertisements and our ability to process consumers’ responses to those advertisements, could significantly reduce the attractiveness of our solution to advertiser clients and publishers, reduce our revenue and impair our reputation.
In addition, while we seek to maintain excess capacity to facilitate the rapid provision of new client deployments and the expansion of existing client deployments, we may need to increase data center hosting capacity, bandwidth, storage, power or other elements of our system architecture and our infrastructure as our client base and/or our traffic continues to grow, and our existing systems may not be able to scale up in a manner satisfactory to our existing or prospective clients.

Our failure to continuously upgrade or increase the reliability and redundancy of our infrastructure to meet the demands of a growing base of global advertiser clients and publishers could adversely affect the functioning and performance of our solution and could in turn affect our results of operations.
Finally, our systems are vulnerable to damage from a variety of sources, some of which are outside of our control, including telecommunications failures, power outages, a variety of other possible outages affecting data centers, malicious human acts and natural disasters. Any steps we take to increase the reliability and redundancy of our systems supporting our solution or operations may be expensive and may not be successful in preventing system failures. If we are unable to prevent system failures, the functioning and performance of our solution could suffer, which in turn could harm our results of operations.
If we fail to manage our growth effectively, we may be unable to execute our business plan or maintain high levels of advertiser and publisher satisfaction.
We have experienced, and may continue to experience, rapid growth and organizational change, which have created, and may continue to create, challenges to the quality of our service to our advertiser clients and publishers, and which have placed, and may continue to place, significant demands on our management and our operational and financial resources.
For example, the number of clients from which we collect revenue has increased from under 350 located in eight countries as of January 1, 2010 to over 10,000, located in over 87 countries, as of December 31, 2015. While our client count has increased over time, this metric can also fluctuate from quarter to quarter due to the seasonal trends in advertising spend of our clients and timing and amount of revenue contribution from new clients. Therefore, there is not necessarily a direct correlation between a change in clients in a particular period and an increase or decrease in our revenue. Part of the challenge that we expect to face in the course of our continued expansion is to maintain a high level of service and advertiser and publisher satisfaction. To the extent our advertiser and publisher base grows, we will need to expand our account management and other personnel, in order to continue to provide personalized account management and services. We will therefore require significant expenses and capital expenditures and the allocation of valuable management resources to maintain the quality of our client service that has been central to our growth so far, especially as we continue to seek to attract larger advertiser clients and publishers. If we fail to manage our anticipated growth in a manner that preserves our attention to our clients, our brand and reputation may suffer which would in turn impair our ability to attract and retain advertiser clients and publishers.
We expect to continue to expand our international operations into other countries in the future. As such, our organizational structure is becoming more complex as we expand our managerial, operational, research and development, marketing and sales, administrative, financial and other functions in order to support our expanding business. Furthermore, our rapid international expansion and the expanding geographical diversity of our workforce has placed, and is expected to continue to place, a significant strain on the corporate culture of rapid innovation and teamwork that has been central to our growth so far. If we are unable to successfully manage growth in employee headcount and function and our geographical expansion, our results of operations could suffer.
If we fail to enhance our brand cost-effectively, our ability to expand our client base will be impaired and our financial condition may suffer.
We believe that developing and maintaining awareness of the Criteo brand in a cost-effective manner is critical to achieving widespread acceptance of our existing solution and future solutions, such as mobile solutions and solutions directed toward capturing broader advertising budgets, and is an important element in attracting new advertiser clients and publishers. Furthermore, we believe that the importance of brand recognition will increase as competition in our market increases. Successful promotion of our brand will depend largely on the effectiveness of our marketing efforts and on our ability to deliver valuable solutions for our advertiser clients and publishers. In the past, our efforts to build our brand have involved significant expenses. Brand promotion activities may not yield increased revenue, and even if they do, any increased revenue may not offset the expenses we incurred in building our brand.

If we fail to successfully promote and maintain our brand, or incur substantial expenses in an unsuccessful attempt to promote and maintain our brand, we may fail to attract enough new advertiser clients or publishers or retain our existing advertiser clients or publishers and our business could suffer.
We experience quarterly fluctuations in our results of operations due to a number of factors which make our future results difficult to predict and could cause our operating results to fall below expectations or our guidance.
Our quarterly results of operations fluctuate due to a variety of factors, many of which are outside of our control. As a result, comparing our results of operations on a period-to-period basis may not be meaningful. You should not rely on our past results as indicative of our future performance. If our revenue or results of operations fall below the expectations of investors or securities analysts, or below any guidance we may provide to the market, the price of the ADSs could decline substantially.
We plan to continue to substantially increase our investment in research and development, product development and sales and marketing, as we seek to continue to expand geographically, into new marketing channels and into new industry verticals to capitalize on what we see as a growing global opportunity for our solution. Our general and administrative expense may also increase both to support our growing operations and due to the increased costs of operating as a public company. For the foregoing reasons or other reasons we may not anticipate, historical patterns should not be considered indicative of our future quarterly results of operations.
Other factors that may affect our quarterly results of operations include the following:

•	the nature of our clients’ products or services;

•	demand for our solution and the size, scope and timing of advertising campaigns;

•	the lack of long-term agreements with our advertiser clients and publishers;

•	advertiser and publisher retention rates;

•	market acceptance of our solution and future products and services in current industry verticals and in new industry verticals;

•	market acceptance of our solution and future products and services in new geographic markets;

•	market acceptance of our solution and future products and services in new marketing channels;

•	the timing of large expenditures related to expansion into new geographic markets and/or new industry verticals;

•	the timing of adding support for new devices, platforms and operating systems;

•	the amount of inventory purchased through direct relationships with publishers versus internet advertising exchanges or networks;

•	our clients’ budgeting cycles;

•	our ability to timely collect amounts owed to us by our clients;

•	changes in the competitive dynamics of our industry, including consolidation among competitors;

•	the response of consumers to our clients’ advertisements and to online marketing in general;

•	our ability to control costs, including our operating expenses;

•	network outages, errors in our solution or security breaches and any associated expense and collateral effects;

•	foreign currency exchange rate fluctuations, as some of our foreign sales and costs are denominated in their local currencies;

•	failure to successfully manage any acquisitions; and

•	general economic and political conditions in our domestic and international markets.
As a result, we have a limited ability to forecast the amount of future revenue and expense, and our results of operations may from time to time fall below our estimates or the expectations of public market analysts and investors.
Seasonal fluctuations in advertising activity could adversely affect our cash flows.
Our cash flows from operations could vary from quarter to quarter due to the seasonal nature of our clients’ spending. For example, in particular in the online retail industry, many businesses devote the largest portion of their budgets to the fourth quarter of the calendar year, to coincide with increased holiday spending by consumers. Conversely, our e-commerce retail and travel clients typically conduct fewer advertising campaigns in the second quarter than they do in other quarters. To date, these seasonal effects have been partly masked by our rapid revenue growth. However, if and to the extent that seasonal fluctuations become more pronounced, our operating cash flows could fluctuate materially from period to period as a result.
In periods of economic uncertainty, businesses may delay or reduce their spending on advertising, which could materially harm our business.
General worldwide economic conditions have experienced significant instability in recent years, especially in the European Union where we generated 53.6%, 49.2% and 40.9% of our revenue for 2013, 2014 and 2015, respectively. These conditions make it difficult for our clients and us to accurately forecast and plan future business activities, and could cause our clients to reduce or delay their advertising spend with us. Historically, economic downturns have resulted in overall reductions in advertising spending. We cannot predict the timing, strength or duration of any economic slowdown or recovery. In downturns our revenue can be adversely affected as businesses may curtail spending on advertising in general and on a solution such as ours. Any macroeconomic deterioration in the future, especially further deterioration in the European Union, and some emerging markets, such as Brazil and Russia, could impair our revenue and results of operations. In addition, even if the overall economy improves, we cannot assure you that the market for internet display advertising solutions and the market for performance internet display advertising will experience growth or that we will experience growth. Furthermore, we generally sell through insertion orders with our clients. These insertion orders generally do not include long-term obligations and are cancelable upon short notice and without penalty. Any reduction in advertising spending could limit our ability to grow our business and negatively affect our results of operations.
We derive a significant portion of our revenue from e-commerce businesses, especially in the retail, travel and classified industries, and downturn in these industries or any changes in regulations affecting these industries could harm our business.
A significant portion of our revenue is derived from e-commerce businesses in the retail, travel and classifieds industries. For example, in 2013, 2014 and 2015, 62.4%, 66.3% and 67.0%, respectively, of our revenue was derived from advertisements placed for retail e-commerce businesses. While we expect to grow our advertiser base in additional industries, such as automotive, telecommunications, consumer goods and finance, any downturn in any of our core industries, or other industries we may target in the future, may cause our clients to reduce their spending with us, delay or cancel their advertising campaigns with us.

Furthermore, our business could be negatively impacted by the application of existing laws and regulations or the enactment of new laws by federal, state and foreign governmental or regulatory agencies which would impose taxes on goods and services provided over the internet. To the extent such taxes discourage the use of the internet as a means of commercial marketing or reduce the amount of products and services offered through e-commerce websites, online advertising spending may decline and the use or attractiveness of our solution by our clients or potential clients may be adversely affected.
Interruptions or delays in services provided by third-party providers that we rely upon could impair the performance of our solution or operations and harm our business.
We currently lease space from third-party data center hosting facilities for our servers and/or networking equipment located in California, New York, China, France, Hong Kong, Japan and The Netherlands. All of our data gathering and analytics are conducted on, and the advertisements we deliver are processed through, our servers and network equipment located in these facilities.
We also rely on bandwidth providers and internet service providers to deliver advertisements. Any damage to, or failure of, the systems or facilities of our third-party providers could adversely impact our ability to deliver our solution to clients. If, for any reason, our arrangement with one or more data centers is terminated, we could experience additional expense in arranging for new facilities and support.
The occurrence of a natural disaster, an act of terrorism, vandalism or sabotage, a decision to close any data center or the facilities of any other third-party provider without adequate notice, or other unanticipated problems at these facilities could result in lengthy interruptions in the availability of our solution or operations. Our testing in actual disasters or similar events is limited. If any such event were to occur, our business, results of operations and financial condition could be adversely affected.
Our international operations and expansion expose us to several risks.
As of December 31, 2015, we had operations in 18 countries. Our primary research and development operations are located in France and the United States. In addition, we currently have international offices outside of France and the United States, which focus primarily on selling and implementing our solution in those regions. In the future, we may expand to other international locations. Our current international operations and future initiatives involve a variety of risks, including:

•	localization of our solution and systems, including translation into foreign languages and adaptation for local practices;

•
compliance with applicable foreign laws and regulations, including, among other things, laws and regulations with respect to privacy, data, consumer protection, spam and content, and the risk of penalties if our practices are deemed to be out of compliance;

•	unexpected changes in laws and regulatory requirements, taxes, trade laws, tariffs, export quotas, custom duties or other trade restrictions;

•
different labor regulations in Asia-Pacific, the European Union and South America, in particular, where labor laws can be interpreted as more advantageous to employees than those in the United States, including deemed hourly wage and overtime regulations in these locations;

•	exposure to many onerous and potentially inconsistent data protections laws;

•	more stringent regulations relating to data security and the unauthorized use of, or access to, commercial and personal information, particularly in the European Union;

•	changes in a specific country’s or region’s political or economic conditions;

•
challenges inherent to efficiently managing an increased number of employees over large geographic distances, including the need to implement appropriate systems, policies, benefits and compliance programs;

•
risks resulting from changes in currency exchange rates and the implementation of exchange controls, including restrictions promulgated by the Office of Foreign Assets Control of the U.S. Department of the Treasury, and other similar trade protection regulations and measures in the United States or in other jurisdictions;

•	reduced ability to timely collect amounts owed to us by our clients in countries where our recourse may be more limited;

•	limitations on our ability to reinvest earnings from operations derived from one country to fund the capital needs of our operations in other countries;

•	limited or unfavorable intellectual property protection;

•	exposure to liabilities under anti-corruption and anti-money laundering laws, including the U.S. Foreign Corrupt Practices Act and similar laws and regulations in other jurisdictions; and

•	restrictions on repatriation of earnings.
We have limited experience in marketing, selling and supporting our solution outside of Europe, the United Kingdom and the United States. We have recently established, or are planning to establish in the near future, operations in new geographies, such as China, India and Russia, where we may face more complex regulatory environments and market conditions than the ones we have experienced in the past in our existing geographies. Our limited experience in operating our business internationally increases the risk that any potential future expansion efforts that we may undertake will not be successful. If we invest substantial time and resources to expand our international operations and are unable to do so successfully and in a timely manner, our business and results of operations will suffer.
Additionally, operating in international markets also requires significant management attention and financial resources. We cannot be certain that the investment and additional resources required in establishing operations in other countries will produce desired levels of revenue or profitability.
We are a multinational organization faced with increasingly complex tax issues in many jurisdictions, and we could be obligated to pay additional taxes in various jurisdictions as a result of new taxes and new laws, including sales taxes, which may negatively affect our business.
As a multinational organization operating in multiple jurisdictions we may be subject to taxation in several jurisdictions around the world with increasingly complex tax laws, the application of which can be uncertain. The amount of taxes we pay in these jurisdictions could increase substantially as a result of changes in the applicable tax principles, including increased tax rates, new tax laws or revised interpretations of existing tax laws and precedents, which could have a material adverse effect on our liquidity and results of operations.
In addition, as internet commerce and globalization continue to evolve, increasing regulation by federal, state or foreign governments becomes more likely. Our business could be negatively impacted by the application of existing laws and regulations or the enactment of new laws applicable to digital advertising. The cost to comply with such laws or regulations could be significant, and we may be unable to pass along those costs to our clients in the form of increased fees, which may negatively affect our business.

Finally, the authorities in these jurisdictions could review our tax returns and impose additional taxes, interest and penalties, and the authorities could claim that various withholding requirements apply to us or our subsidiaries or assert that benefits of tax treaties are not available to us or our subsidiaries, any of which could have a material impact on us and the results of our operations.
We are exposed to foreign currency exchange rate fluctuations.
As of June 30, 2015, we no longer met the requirements to qualify as a foreign private issuer under the Exchange Act. As a result, we began reporting as a domestic registrant as of January 1, 2016. We are now required under current SEC rules to prepare our consolidated financial statements in accordance with U.S. GAAP, rather than International Financial Reporting Standards or IFRS, and to present our financial information in U.S. dollars instead of euros. The transition from consolidated financial statements under IFRS to U.S. GAAP has primarily impacted the presentation of our consolidated statement of financial position (order of liquidity) and of our consolidated statement of cash flows (effect of exchange rate changes on cash and cash equivalents). The functional currency of the Company still remains the euro, while our reporting currency has changed from the euro to the U.S dollar. Consequently, since we incur portions of our expenses and derive revenues in currencies other than the euro, we are exposed to foreign currency exchange risk as our results of operations and cash flows are subject to fluctuations in foreign currency exchange rates. Foreign exchange risk exposure also arises from intra-company transactions and financing with subsidiaries that have a functional currency different than the euro.
The statements of financial position of consolidated entities having a functional currency different from the U.S. dollar are translated into U.S. dollars at the closing exchange rate (spot exchange rate at the statement of financial position date) and the statement of income, statement of comprehensive income and statement of cash flow of such consolidated entities are translated at the average period to date exchange rate. The resulting translation adjustments are included in equity under the caption “Accumulated Other Comprehensive Income” in the consolidated statement of changes in equity.
While we are engaging in hedging transactions to minimize the impact of uncertainty in future exchange rates on intra-company transactions and financing, we may not hedge all of our foreign currency exchange rate risk. In addition, hedging transactions carry their own risks and costs, including the possibility of a default by the counterpart to the hedge transaction. There can be no assurance that we will be successful in managing our foreign currency exchange rate risk. We cannot predict the impact of foreign currency fluctuations, and foreign currency fluctuations in the future may adversely affect our financial condition, results of operations and cash flows.
Our revenue would decline if we fail to gather sufficient data in a particular geographical market and effectively coordinate the demand for and supply of advertising inventory.
The performance of the Criteo Engine in a particular geographical market depends on having sufficient advertiser clients and publishers in that market utilizing our solution and our ability to coordinate the demand for and supply of advertising inventory in that market. Since we cannot consistently predict the demand for advertising inventory by our clients and the advertising inventory being made available to us, including on a priority basis, the demand for and supply of advertising inventory in that market may not be sufficient or sufficiently coordinated for the Criteo Engine to function optimally. As such, as we target new geographic markets, we will need to adequately coordinate the timing for local advertiser clients and publishers to use our solution. A failure to effectively manage demand for and the supply of advertising inventory processed through the Criteo Engine could impair its ability to accurately predict user engagement in that market, which could result in:

•	a reduction in the amount of inventory our publishers make available to us in the future;

•	a loss of existing advertiser clients or publishers;

•	an adverse effect on our ability to attract new publishers willing to give us preferred access;

•	harm to our reputation;

•	increased cost; and

•	lost revenue.
If we do not retain our senior management team and key employees, or attract additional sales and technology talent, we may not be able to sustain our growth or achieve our business objectives.
Our future success is substantially dependent on the continued service of our senior management team. Our management team is currently spread across multiple physical locations and geographies, which can strain the organization and make coordinated management more challenging. Our future success also depends on our ability to continue to attract, retain and motivate highly skilled employees, particularly employees with technical skills that enable us to deliver effective advertising solutions, and sales and advertiser and publisher support representatives with experience in digital advertising. Competition for these employees in our industry is intense. As a result, we may be unable to attract or retain these management, technical, sales and advertiser and publisher support personnel who are critical to our success, resulting in harm to our key advertiser and publisher relationships, loss of key information, expertise or proprietary knowledge and unanticipated recruitment and training costs. The loss of the services of our senior management or other key employees could make it more difficult to successfully operate our business and pursue our business goals.
Our inability to use software licensed from third parties, or our use of open source software under license terms that interfere with our proprietary rights, could disrupt our business.
Our technology platform and internal systems incorporate software licensed from third parties, including some software, known as open source software, which we use without charge. Although we monitor our use of open source software, the terms of many open source licenses to which we are subject have not been interpreted by U.S. or foreign courts, and there is a risk that such licenses could be construed in a manner that imposes unanticipated conditions or restrictions on our ability to provide our solution to our clients. In the future, we could be required to seek licenses from third parties in order to continue offering our solution, which licenses may not be available on terms that are acceptable to us, or at all. Alternatively, we may need to re-engineer our solution or discontinue use of portions of the functionality provided by our solution. In addition, the terms of open source software licenses may require us to provide software that we develop using such software to others on unfavorable license terms such as by precluding us from charging license fees or by requiring us to disclose our source code. Our inability to use third-party software could result in disruptions to our business or operations, or delays in the development of future offerings or enhancements of our existing platform, which could impair our business.
Our failure to maintain certain tax benefits applicable to French technology companies may adversely affect our results of operations.
As a French technology company, we have benefited from certain tax advantages, including, for example, a reduced tax rate in France on technology royalty income received from subsidiaries and the French research tax credit (crédit d’impôt recherche), or CIR. The CIR is a French tax credit aimed at stimulating research and development. The CIR can be offset against French corporate income tax due and the portion in excess (if any) may be refunded at the end of a three fiscal-year period. The CIR is calculated based on our claimed amount of eligible research and development expenditures in France and represented $2.6 million, $5.1 million and $3.4 million for 2013, 2014 and 2015, respectively and is classified as a reduction of our research and development expenses. The French tax authority with the assistance of the Research and Technology Ministry may audit each research and development program in respect of which a CIR benefit has been claimed and assess whether such program qualifies in their view for the CIR benefit. If the French tax authority determines that our research and development programs do not meet the requirements for the CIR benefit, we could be liable for additional corporate tax, and penalties and interest related thereto, which could have a significant impact on our results of operations and future cash flows.

For example, in 2011, we underwent a tax inspection by the French tax authorities covering fiscal years 2008 and 2009, which resulted in a reassessment of $0.7 million for the two years. Further, we had another inspection related to fiscal years 2010 and 2011 with the French tax authorities, which resulted in a non-significant reassessment of less than $60,000 for the two years. In the first quarter of 2015, the provision for tax contingency in relation to the 2008 and 2009 CIR was released upon receipt of a final notification from the French tax authorities. The French tax authorities may challenge our eligibility for, or our calculation of, certain tax reductions and/or deductions in respect of our research and development activities or our technology royalty income received from subsidiaries and, should the French tax authorities be successful, we may be liable for additional corporate income tax, and penalties and interest related thereto, which could have a significant impact on our results of operations and future cash flows. Furthermore, if the French Parliament decides to eliminate, or reduce the scope, or the rate, of the CIR benefit and/or the reduced tax rate on technology royalty income, which it could decide to do at any time, our results of operations could be adversely affected.
Transfer pricing rules may adversely affect our corporate income tax expense.
Many of the jurisdictions in which we conduct business have detailed transfer pricing rules which require that all transactions with non-resident related parties be priced using arm’s length pricing principles. Contemporaneous documentation must exist to support this pricing. The tax authorities in these jurisdictions could challenge whether our related party transfer pricing policies are at arm’s length and, as a consequence, the tax treatment of corresponding expenses and income. International transfer pricing is an area of taxation that depends heavily on the underlying facts and circumstances and generally involves a significant degree of judgment.
If any of these tax authorities were successful in challenging our transfer pricing policies, we may be liable for additional corporate income tax, and penalties and interest related thereto, which may have a significant impact on our results of operations and future cash flows.
Risks Related to Ownership of Our Shares and the ADSs and the Trading of the ADSs
The market price for the ADSs may be volatile or may decline regardless of our operating performance.
The trading price of the ADSs has fluctuated, and is likely to continue to fluctuate, substantially. The trading price of the ADSs depends on a number of factors, including those described in this “Risk Factors” section, many of which are beyond our control and may not be related to our operating performance. Since the ADSs were sold at our initial public offering in November 2013 at a price of $31.00 per share, the price per ADS has ranged as low as $25.16 and as high as $60.95 through January 31, 2016. The market price of the ADSs may fluctuate significantly in response to numerous factors, many of which are beyond our control, including:

•	actual or anticipated fluctuations in our revenue and other results of operations;

•	the financial projections we may provide to the public, any changes in these projections or our failure to meet these projections;

•
failure of securities analysts to initiate or maintain coverage of us and our securities, changes in financial estimates by any securities analysts who follow our company, or our failure to meet these estimates or the expectations of investors;

•	announcements by us or our competitors of significant technical innovations, acquisitions, strategic partnerships, joint ventures or capital commitments;

•	changes in operating performance and stock market valuations of online marketing or other technology companies, or those in our industry in particular;

•	lawsuits threatened or filed against us; and

•	other events or factors, including those resulting from war, incidents of terrorism or responses to these events.
In addition, the stock markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many technology companies. Stock prices of many technology companies have fluctuated in a manner unrelated or disproportionate to the operating performance of those companies. In the past, shareholders have instituted securities class action litigation following periods of market volatility. If we were to become involved in securities litigation, it could subject us to substantial costs, divert resources and the attention of management from our business and adversely affect our business.
If securities or industry analysts cease publishing research or publish inaccurate or unfavorable research about our business, the price of the ADSs and trading volume could decline.
The trading market for the ADSs depends in part on the research and reports that securities or industry analysts publish about us or our business. If one or more of the analysts who covers us downgrades the ADSs or publishes incorrect or unfavorable research about our business, the price of the ADSs would likely decline. If one or more of these analysts ceases coverage of our company or fails to publish reports on us regularly, or downgrades the ADSs, demand for the ADSs could decrease, which could cause the price of the ADSs or trading volume to decline.
We do not currently intend to pay dividends on our securities and, consequently, your ability to achieve a return on your investment will depend on appreciation in the price of the ADSs. In addition, French law may limit the amount of dividends we are able to distribute.
We have never declared or paid any cash dividends on our ordinary shares and do not currently intend to do so for the foreseeable future. We currently intend to invest our future earnings, if any, to fund our growth. Therefore, you are not likely to receive any dividends on your ADSs for the foreseeable future and the success of an investment in ADSs will depend upon any future appreciation in their value. Consequently, investors may need to sell all or part of their holdings of ADSs after price appreciation, which may never occur, as the only way to realize any future gains on their investment. There is no guarantee that the ADSs will appreciate in value or even maintain the price at which our shareholders have purchased the ADSs. Investors seeking cash dividends should not purchase the ADSs.
Further, our revolving credit facility contains restrictions on our ability to pay dividends. In addition, under French law, the determination of whether we have been sufficiently profitable to pay dividends is made on the basis of our statutory financial statements prepared and presented in accordance with accounting principles generally accepted in France, or French GAAP. In addition, payment of dividends may subject us to additional taxes under French law. Please see the section entitled “Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Taxation—French Tax Consequences” in Item 5 of Part II in this Form 10-K for further details on the limitations on our ability to declare and pay dividends and the taxes that may become payable by us if we elect to pay a dividend. Therefore, we may be more restricted in our ability to declare dividends than companies not based in France.
In addition, exchange rate fluctuations may affect the amount of euros that we are able to distribute, and the amount in U.S. dollars that our shareholders receive upon the payment of cash dividends or other distributions we declare and pay in euros, if any. These factors could harm the value of the ADSs, and, in turn, the U.S. dollar proceeds that holders receive from the sale of the ADSs.

Our credit agreement contains, and future debt agreements may contain, restrictions that may limit our flexibility in operating our business.
The credit agreement for our revolving credit facility contains, and documents governing our future indebtedness may contain, numerous covenants that limit the discretion of management with respect to certain business matters. These covenants place restrictions on, among other things, our ability and the ability of our subsidiaries to incur or guarantee additional indebtedness, pay dividends and make other distributions and restricted payments, make certain acquisitions and other investments, sell certain assets or engage in mergers, acquisitions and other business combinations, and create liens. Our credit agreement also requires, and documents governing our future indebtedness may require, us or our subsidiaries to meet certain financial ratios and tests in order to incur certain additional debt, make certain loans, acquisitions or other investments, or pay dividends or make other distributions or restricted payments. Our ability and the ability of our subsidiaries to comply with these and other provisions of our debt agreements are dependent on our future performance, which will be subject to many factors, some of which are beyond our control. The breach of any of these covenants or noncompliance with any of these financial ratios and tests could result in an event of default under the applicable debt agreement, which, if not cured or waived, could result in acceleration of the related debt and the acceleration of debt under other instruments evidencing indebtedness that may contain cross-acceleration or cross-default provisions.
We may need additional capital in the future to meet our financial obligations and to pursue our business objectives. Additional capital may not be available on favorable terms, or at all, which could compromise our ability to meet our financial obligations and grow our business.
While we anticipate that our existing cash and cash equivalents and short-term investments will be sufficient to fund our operations for at least the next 12 months, we may need to raise additional capital to fund operations in the future or to finance acquisitions. If adequate funds are not available on acceptable terms, we may be unable to fund the expansion of our marketing and sales and research and development efforts, increase working capital, take advantage of acquisition or other opportunities, or adequately respond to competitive pressures which could seriously harm our business and results of operations.
In September 2015, we entered into a five-year senior unsecured revolving credit facility under which we may borrow up to €250 million (or its equivalent in U.S. dollars or, subject to the satisfaction of certain conditions, other optional currencies) to fund general corporate purposes, including the funding of business combinations. As of December 31, 2015, no amounts had been drawn on this facility. If we draw on our revolving credit facility or incur new debt, the debt holders would have rights senior to shareholders to make claims on our assets, and the terms of any debt could restrict our operations, including our ability to pay dividends on our ordinary shares. In addition, pursuant to the terms of our credit facilities, we may be restricted in the use of such facilities to fund capital expenditures and information technology-related expenses may be restricted. If adequate additional funds are not available, we may be required to delay, reduce the scope of, or eliminate material parts of our business strategy, including potential additional acquisitions or development of new technologies.
Furthermore, if we issue additional equity securities, shareholders will experience dilution, and the new equity securities could have rights senior to those of our ordinary shares. Because our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. As a result, our shareholders bear the risk of our future securities offerings reducing the market price of the ADSs and diluting their interest.

Future sales of the ADSs by existing shareholders could depress the market price of the ADSs.
If our existing shareholders sell, or indicate an intent to sell, substantial amounts of the ADSs in the public market the trading price of the ADSs could decline significantly. In addition, the sale of these securities could impair our ability to raise capital through the sale of additional securities. As of January 31, 2016, we had 62,480,157 outstanding ordinary shares, which are all eligible for sale in the public market, subject to applicable securities restrictions.
In addition, as of January 31, 2016, option and warrants to purchase an aggregate of 2,995,330 ordinary shares issued under our equity incentive plans were exercisable, subject to applicable securities restrictions.
Sales of ADSs by existing shareholders in the public market, the availability of these shares for sale, our issuance of securities or the perception that any of these events might occur could materially and adversely affect the market price of the ADSs.
Our by-laws and French corporate law contain provisions that may delay or discourage a takeover attempt.
Provisions contained in our by-laws and the corporate laws of France, the country in which we are incorporated, could make it more difficult for a third party to acquire us, even if doing so might be beneficial to our shareholders. In addition, provisions of our by-laws impose various procedural and other requirements, which could make it more difficult for shareholders to effect certain corporate actions. These provisions include the following:

•	our ordinary shares are in registered form only and we must be notified of any transfer of our shares in order for such transfer to be validly registered;

•
under French law, a non-resident of France may have to file an administrative notice with French authorities in connection with a direct or indirect investment in us, as defined by administrative rulings;

•
provisions of French law allowing the owner of 95% of the share capital or voting rights of a public company to force out the minority shareholders following a tender offer made to all shareholders are only applicable to companies listed on a stock exchange of the European Union and will therefore not be applicable to us;

•	a merger of our company into a company incorporated outside of the European Union would require the unanimous approval of our shareholders;

•
a merger (i.e., in a French law context, a stock-for-stock exchange following which our company would be dissolved into the acquiring entity and our shareholders would become shareholders of the acquiring entity) of our company into a company incorporated in the European Union would require the approval of our board of directors as well as a two-thirds majority of the votes held by the shareholders present, represented by proxy or voting by mail at the relevant meeting;

•	under French law, a cash merger is treated as a share purchase and would require the consent of each participating shareholder;

•
our shareholders have granted and may grant in the future our board of directors broad authorizations to increase our share capital or to issue additional ordinary shares or other securities (for example, warrants) to our shareholders, the public or qualified investors, including as a possible defense following the launching of a tender offer for our shares;

•
our shareholders have preferential subscription rights proportionally to their shareholding in our company on the issuance by us of any additional securities for cash or a set-off of cash debts, which rights may only be waived by the extraordinary general meeting (by a two-thirds majority vote) of our shareholders or on an individual basis by each shareholder;

•
our board of directors has the right to appoint directors to fill a vacancy created by the resignation or death of a director, subject to the approval by the shareholders of such appointment at the next shareholders’ meeting, which prevents shareholders from having the sole right to fill vacancies on our board of directors;

•
our board of directors can only be convened by its chairman or, when no board meeting has been held for more than two consecutive months, by directors representing at least one third of the total number of directors;

•
our board of directors meetings can only be regularly held if at least half of the directors attend either physically or by way of videoconference or teleconference enabling the directors’ identification and ensuring their effective participation in the board’s decisions;

•
approval of at least a majority of the votes held by shareholders present, represented by a proxy, or voting by mail at the relevant ordinary shareholders’ general meeting is required to remove directors with or without cause;

•
advance notice is required for nominations to the board of directors or for proposing matters to be acted upon at a shareholders’ meeting, except that a vote to remove and replace a director can be proposed at any shareholders’ meeting without notice; and

•
pursuant to French law, the sections of the by-laws relating to the number of directors and election and removal of a director from office may only be modified by a resolution adopted by a two-thirds majority of the votes of our shareholders present, represented by a proxy or voting by mail at the meeting.

You may not be able to exercise your right to vote the ordinary shares underlying your ADSs.
Holders of ADSs may exercise voting rights with respect to the ordinary shares represented by the ADSs only in accordance with the provisions of the deposit agreement. The deposit agreement provides that, upon receipt of notice of any meeting of holders of our ordinary shares, the depositary will fix a record date for the determination of ADS holders who shall be entitled to give instructions for the exercise of voting rights. Upon timely receipt of notice from us, if we so request, the depositary shall distribute to the holders as of the record date (1) the notice of the meeting or solicitation of consent or proxy sent by us and (2) a statement as to the manner in which instructions may be given by the holders.
You may instruct the depositary of your ADSs to vote the ordinary shares underlying your ADSs. Otherwise, you will not be able to exercise your right to vote, unless you withdraw the ordinary shares underlying the ADSs you hold. However, you may not know about the meeting far enough in advance to withdraw those ordinary shares. If we ask for your instructions, the depositary, upon timely notice from us, will notify you of the upcoming vote and arrange to deliver our voting materials to you. We cannot guarantee you that you will receive the voting materials in time to ensure that you can instruct the depositary to vote your ordinary shares or to withdraw your ordinary shares so that you can vote them yourself. If the depositary does not receive timely voting instructions from you, it may give a proxy to a person designated by us to vote the ordinary shares underlying your ADSs. In addition, the depositary and its agents are not responsible for failing to carry out voting instructions or for the manner of carrying out voting instructions. This means that you may not be able to exercise your right to vote, and there may be nothing you can do if the ordinary shares underlying your ADSs are not voted as you requested.
Your right as a holder of ADSs to participate in any future preferential subscription rights or to elect to receive dividends in shares may be limited, which may cause dilution to your holdings.
According to French law, if we issue additional securities for cash, current shareholders will have preferential subscription rights for these securities proportionally to their shareholding in our company unless they waive those rights at an extraordinary meeting of our shareholders (by a two-thirds majority vote) or individually by each shareholder.

However, our ADS holders in the United States will not be entitled to exercise or sell such rights unless we register the rights and the securities to which the rights relate under the Securities Act or an exemption from the registration requirements is available.
In addition, the deposit agreement provides that the depositary will not make rights available to you unless the distribution to ADS holders of both the rights and any related securities are either registered under the Securities Act or exempted from registration under the Securities Act. Further, if we offer holders of our ordinary shares the option to receive dividends in either cash or shares, under the deposit agreement the depositary may require satisfactory assurances from us that extending the offer to holders of ADSs does not require registration of any securities under the Securities Act before making the option available to holders of ADSs. We are under no obligation to file a registration statement with respect to any such rights or securities or to endeavor to cause such a registration statement to be declared effective. Moreover, we may not be able to establish an exemption from registration under the Securities Act. Accordingly, ADS holders may be unable to participate in our rights offerings or to elect to receive dividends in shares and may experience dilution in their holdings. In addition, if the depositary is unable to sell rights that are not exercised or not distributed or if the sale is not lawful or reasonably practicable, it will allow the rights to lapse, in which case you will receive no value for these rights.
You may be subject to limitations on the transfer of your ADSs and the withdrawal of the underlying ordinary shares.
Your ADSs, which may be evidenced by ADRs, are transferable on the books of the depositary. However, the depositary may close its books at any time or from time to time when it deems expedient in connection with the performance of its duties. The depositary may refuse to deliver, transfer or register transfers of your ADSs generally when our books or the books of the depositary are closed, or at any time if we or the depositary think it is advisable to do so because of any requirement of law, government or governmental body, or under any provision of the deposit agreement, or for any other reason subject to your right to cancel your ADSs and withdraw the underlying ordinary shares.
Temporary delays in the cancellation of your ADSs and withdrawal of the underlying ordinary shares may arise because the depositary has closed its transfer books or we have closed our transfer books, the transfer of ordinary shares is blocked to permit voting at a shareholders’ meeting or we are paying a dividend on our ordinary shares. In addition, you may not be able to cancel your ADSs and withdraw the underlying ordinary shares when you owe money for fees, taxes and similar charges and when it is necessary to prohibit withdrawals in order to comply with any laws or governmental regulations that apply to ADSs or to the withdrawal of ordinary shares or other deposited securities.
If we fail to establish or maintain an effective system of internal controls, we may be unable to accurately report our financial results or prevent fraud, and investor confidence and the market price of the ADSs may, therefore, be adversely impacted.
As a public company, we are required to maintain internal control over financial reporting and to report any material weaknesses in such internal control. In addition, we are required to submit a report by management to the Audit Committee and external auditors on the effectiveness of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act and our independent registered public accounting firm is required to attest to the effectiveness of our internal controls over financial reporting. If we identify material weaknesses in our internal controls over financial reporting, if we are unable to comply with the requirements of Section 404 of the Sarbanes-Oxley Act in a timely manner or assert that our internal controls over financial reporting are effective, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal controls over financial reporting when required, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of the ADSs may be adversely impacted, and we could become subject to investigations by the stock exchange on which our securities are listed, the SEC, or other regulatory authorities, which could require additional financial and management resources.

We are no longer a foreign private issuer and are now required to report as a domestic registrant, which could result in significant additional cost and expense.
As of June 30, 2015, we no longer met the requirements to qualify as a foreign private issuer under the Exchange Act. As a result, we began reporting as a domestic registrant as of January 1, 2016. The regulatory and compliance costs to us under U.S. securities laws as a U.S. domestic issuer may be significantly more than costs we incurred as a foreign private issuer. As of January 1, 2016, we are required to file periodic reports including quarterly reports on Form 10-Q and registration statements on U.S. domestic issuer forms with the SEC, which are more detailed and extensive in certain respects than the forms available to a foreign private issuer. We are also required under current SEC rules to prepare our consolidated financial statements in accordance with U.S. GAAP, rather than IFRS, and to present our financial information in U.S. dollars instead of euros. In addition, we lost our ability to rely upon exemptions from certain corporate governance requirements on U.S. stock exchanges that are available to foreign private issuers. We are now also subject to the Exchange Act rules regulating disclosure obligations and procedural requirements related to the solicitation of proxies, consents and authorizations applicable to a security registered under the Exchange Act, including the U.S. proxy rules under Section 14 of the Exchange Act. Our officers and directors are also now subject to the reporting and “short-swing” profit recovery provisions of Section 16 of the Exchange Act and related rules with respect to their purchases and sales of our securities.
U.S. investors may have difficulty enforcing civil liabilities against our company and directors and senior management.
Certain of our directors and members of senior management, and those of certain of our subsidiaries, are non-residents of the United States, and all or a substantial portion of our assets and the assets of such persons are located outside the United States. As a result, it may not be possible to serve process on such persons or us in the United States or to enforce judgments obtained in U.S. courts against them or us based on civil liability provisions of the securities laws of the United States. Additionally, it may be difficult to assert U.S. securities law claims in actions originally instituted outside of the United States.
Foreign courts may refuse to hear a U.S. securities law claim because foreign courts may not be the most appropriate forums in which to bring such a claim. Even if a foreign court agrees to hear a claim, it may determine that the law of the jurisdiction in which the foreign court resides, and not U.S. law, is applicable to the claim. Further, if U.S. law is found to be applicable, the content of applicable U.S. law must be proved as a fact, which can be a time-consuming and costly process, and certain matters of procedure would still be governed by the law of the jurisdiction in which the foreign court resides. In particular, there is some doubt as to whether French courts would recognize and enforce certain civil liabilities under U.S. securities laws in original actions or judgments of U.S. courts based upon these civil liability provisions. In addition, awards of punitive damages in actions brought in the United States or elsewhere may be unenforceable in France.
An award for monetary damages under the U.S. securities laws would be considered punitive if it does not seek to compensate the claimant for loss or damage suffered but is intended to punish the defendant. The enforceability of any judgment in France will depend on the particular facts of the case as well as the laws and treaties in effect at the time. The United States and France do not currently have a treaty providing for recognition and enforcement of judgments (other than arbitration awards) in civil and commercial matters.
The rights of shareholders in companies subject to French corporate law differ in material respects from the rights of shareholders of corporations incorporated in the United States.
We are a French company with limited liability. Our corporate affairs are governed by our by-laws and by the laws governing companies incorporated in France. The rights of shareholders and the responsibilities of members of our board of directors are in many ways different from the rights and obligations of shareholders in companies governed by the laws of U.S. jurisdictions. For example, in the performance of its duties, our board of directors is required by French law to consider the interests of our company, its shareholders, its employees and other stakeholders, rather than solely our shareholders and/or creditors. It is possible that some of these parties will have interests that are different from, or in addition to, your interests as a shareholder.

Item 1B.    Unresolved Staff Comments
We do not have any unresolved comments from the SEC staff.
Item 2.    Properties
Our headquarters are located in Paris, France, in an approximately 14,000-square-meters facility, under a lease agreement expiring on June 15, 2023. In addition, we had 27 regional offices as of December 31, 2015. We currently lease space into data centers to third-party hosting providers for our hosting services for our severs located in California, New York, China, France, Hong Kong, Japan and The Netherlands. We believe that our facilities are adequate for our current needs.
Item 3.    Legal Proceedings
From time to time we may become involved in legal proceedings or be subject to claims arising in the ordinary course of our business. We are not presently a party to any legal proceedings that, if determined adversely to us, would individually or taken together have a material adverse effect on our business, results of operations, financial condition or cash flows. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.
Item 4.    Mine Safety Disclosures
Not applicable.

PART II
Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
The ADSs have been listed on the Nasdaq Global Select Market under the symbol “CRTO” since October 30, 2013. Prior to that date, there was no public trading market for ADSs or our ordinary shares. Our initial public offering was priced at $31.00 per ADS on October 29, 2013. The following table sets forth for the periods indicated the high and low sales prices per ADS as reported on the Nasdaq Global Select Market:

	Per ADS
	High	Low
2014:
First quarter	$60.95	$31.03
Second quarter	$41.97	$25.16
Third quarter	$40.13	$28.31
Fourth quarter	$41.09	$28.34
2015:
First quarter	$46.50	$37.70
Second quarter	$51.43	$39.12
Third quarter	$57.30	$28.09
Fourth quarter	$44.43	$33.71
Holders
As of January 31, 2016, there were 54 holders of record of our ordinary shares and 131 participants in DTC that held our ADSs. The actual number of holders is greater, and includes beneficial owners whose ADSs are held in street name by brokers and other nominees. This number of holders of record and DTC participants also does not include holders whose shares may be held in trust by other entities.
ADS Performance Graph
The following graph shows a comparison from October 30, 2013 (the date our ADSs commenced trading on the NASDAQ Global Select Market) through December 31, 2015 of the cumulative total return for our ADSs, the Russell 2000 Index and the NASDAQ Internet Index. The graph assumes that $100 was invested at the market close on October 30, 2013 in our ADSs, the Russell 2000 Index and the NASDAQ Internet Index and data for the Russell 2000 Index and the NASDAQ Internet Index assumes reinvestments of dividends. The stock price performance of the following graph is not necessarily indicative of future stock price performance.

The foregoing performance graph and related information shall not be deemed “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filings under the Securities Act of 1933 or the Securities Exchange Act of 1934, each as amended, except to the extent we specifically incorporate it by reference into such filing.
Dividends
We have never declared or paid any cash dividends on our ordinary shares. We do not anticipate paying cash dividends on our equity securities in the foreseeable future and intend to retain all available funds and any future earnings to fund our growth.
Subject to the requirements of French law and our by-laws, dividends may only be distributed from our statutory retained earnings. Dividend distributions, if any, will be made in euros and converted into U.S. dollars with respect to the ADSs, as provided in the deposit agreement.
Securities Authorized for Issuance Under Equity Compensation Plans
The following table provides information as of December 31, 2015 regarding compensation plans under which our equity securities are authorized for issuance.

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights(1)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	7,798,349	$22.70(2)	3,747,477
Equity compensation plans not approved by security holders	-	-	-
Total	7,798,349	$22.70(2)	3,747,477
(1) The weighted-average exercise price does not reflect the ordinary shares that will be issued in connection with the vesting of free shares, since free shares have no exercise price.
(2) The weighted-average exercise price was €20.85 and has been converted to U.S. dollars based on the exchange rate as of December 31, 2015.

Exchange Controls & Ownership by Non-French Residents
Under current French foreign exchange control regulations there are no limitations on the amount of cash payments that we may remit to residents of foreign countries. Laws and regulations concerning foreign exchange controls do, however, require that all payments or transfers of funds made by a French resident to a non-resident, such as dividend payments, be handled by an accredited intermediary. All registered banks and substantially all credit institutions in France are accredited intermediaries.
Neither the French Commercial Code nor our by-laws presently impose any restrictions on the right of non-French residents or non-French shareholders to own and vote shares. However, residents outside of France, as well as any French entity controlled by non-French residents, must file an administrative notice with French authorities in connection with their direct and indirect foreign investments in us, including through ownership of ADSs, on the date a binding purchase agreement is executed or a tender offer is made public. Under existing administrative rulings, the following transactions qualify as foreign investments in us:

•
any transaction carried out on our capital by a non-French resident provided that after the transaction the cumulative amount of the capital or the voting rights held by non-French residents exceeds 33.33% of our capital or voting rights;

•	any transaction mentioned above carried out by a corporation incorporated under French law whose capital or voting rights are held for more than 33.33% by non-French residents;

•
any transaction carried out abroad resulting in a change of the controlling shareholder of a corporation incorporated under a foreign law that holds a shareholding or voting rights in us if our capital or voting rights are held for more than 33.33% by non-French residents;

•	loans and guarantees granted by a corporation incorporated under foreign laws to us in amounts evidencing control over our financing; and

•
patent licenses granted by a corporation incorporated under foreign laws or management or technical assistance agreements with such corporation that place us in a dependent position vis-à-vis such party or its group.

Violation of this administrative notice requirement is sanctioned by a fine of €750 euros. This amount may be multiplied by five if the violation is made by a legal entity.

Taxation
U.S. Federal Income Tax Consequences.
The following discussion summarizes certain U.S. federal income tax consequences generally applicable to the ownership and disposition of ADSs or ordinary shares by U.S. Holders (as defined below). This discussion applies to U.S. Holders that purchase ADSs and hold such ADSs or the underlying ordinary shares as capital assets (generally, property held for investment purposes). This discussion does not purport to be a complete analysis of all of the potential U.S. federal income tax considerations that may be relevant to U.S. Holders in light of their particular circumstances. Furthermore, it does not address any aspect of non-U.S., state, local or estate or gift taxation or the Medicare tax imposed on certain net investment income. Each holder should consult its own tax advisor as to the U.S. federal, state, local, non-U.S. and any other tax consequences of the ownership and disposition of ADSs or ordinary shares.
This discussion is based on the U.S. Internal Revenue Code of 1986, as amended (the “Code”), its legislative history, U.S. Treasury regulations promulgated thereunder and administrative and judicial interpretations thereof, all as in effect on the date hereof and all of which are subject to change, possibly with retroactive effect. No ruling has been sought from the U.S. Internal Revenue Service (the “IRS”) with respect to any U.S. federal income tax consequences described below, and there can be no assurance that the IRS or a court will not take a contrary position.
This discussion does not address all of the U.S. federal income tax consequences that may be relevant to specific U.S. Holders in light of their particular circumstances or to U.S. Holders subject to special treatment under U.S. federal income tax law (such as certain banks, financial institutions, insurance companies, broker-dealers and traders in securities or other persons that generally mark their securities to market for U.S. federal income tax purposes, tax-exempt entities, retirement plans, regulated investment companies, real estate investment trusts, persons who hold ADSs or ordinary shares as part of a “straddle,” “hedge,” “conversion transaction,” “synthetic security” or integrated investment, persons that have a “functional currency” other than the U.S. dollar, persons that own or have owned, directly, indirectly or constructively, 10% or more (by vote or value) of our shares, partnerships and other pass-through entities, and investors in such pass-through entities).
As used in this discussion, the term “U.S. Holder” means a beneficial owner of the ADSs or ordinary shares that is, for U.S. federal income tax purposes, (1) a citizen or individual resident of the United States, (2) a corporation (or other entity treated as a corporation for U.S. federal income tax purposes) created in or organized under the laws of the United States, any state thereof, or the District of Columbia, (3) an estate the income of which is subject to U.S. federal income tax regardless of its source or (4) a trust (x) with respect to which a court within the United States is able to exercise primary supervision over its administration and one or more United States persons have the authority to control all of its substantial decisions or (y) that has elected under applicable U.S. Treasury regulations to be treated as a domestic trust for U.S. federal income tax purposes.
The tax treatment of a partner in an entity or arrangement classified as a partnership for U.S. federal income tax purposes may depend on both the partnership’s and the partner’s status and the activities of the partnership. Entities or arrangements classified as a partnership for U.S. federal income tax purposes that are beneficial owners of ADSs or ordinary shares, and their partners and other owners, should consult their own tax advisers regarding the tax consequences of the ownership and disposition of ADSs or ordinary shares.
The discussion below assumes the representations contained in the deposit agreement are true and that the obligations in the deposit agreement and any related agreement have been and will be complied with in accordance with their terms. For U.S. federal income tax purposes, a U.S. Holder of ADSs will generally be treated as the beneficial owner of the underlying ordinary shares represented by the ADSs. The remainder of this discussion assumes that a U.S. Holder of our ADSs will be treated in this manner. Accordingly, deposits or withdrawals of our ordinary shares for our ADSs will generally not be subject to U.S. federal income tax.

Persons considering an investment in the ADSs should consult their own tax advisors as to the particular tax consequences applicable to them relating to the ownership and disposition of the ADSs or ordinary shares, including the applicability of U.S. federal, state and local tax laws and non-U.S. tax laws.
Distributions
Subject to the discussion below under “Passive Foreign Investment Company Rules,” a U.S. Holder that receives a distribution with respect to ADSs or ordinary shares generally will be required to include the gross amount of such distribution (before reduction for any French withholding taxes) in gross income as a dividend when actually or constructively received by the U.S. Holder (in the case of ordinary shares) or by the depositary bank (in the case of ADSs) to the extent attributable to our current and accumulated earnings and profits (as determined under U.S. federal income tax principles). We do not intend to calculate earnings and profits under U.S. federal income tax rules. Accordingly, U.S. Holders should expect that a distribution generally will be reported as a dividend for U.S. federal income tax purposes. Distributions on the ADSs or ordinary shares treated as dividends generally will constitute income from sources outside the United States for foreign tax credit purposes and generally will constitute passive category income.
The U.S. dollar value of any distribution on the ADSs or ordinary shares made in euros generally should be calculated by reference to the exchange rate between the U.S. dollar and the euro in effect on the date of receipt (or deemed receipt) of such distribution by the U.S. Holder regardless of whether the euros so received are in fact converted into U.S. dollars at that time. If the euros received are converted into U.S. dollars on the date of receipt (or deemed receipt), a U.S. Holder generally should not recognize currency gain or loss on such conversion. If the euros received are not converted into U.S. dollars on the date of receipt (or deemed receipt), a U.S. Holder generally will have a basis in such euros equal to the U.S. dollar value of such euros on the date of receipt (or deemed receipt). Any gain or loss on a subsequent conversion or other disposition of such euros by such U.S. Holder generally will be treated as ordinary income or loss and generally will be income or loss from sources within the United States for U.S. foreign tax credit purposes.
Subject to the discussion below under “Passive Foreign Investment Company Rules,” we believe that we are a “qualified foreign corporation,” and therefore distributions treated as dividends and received by non-corporate U.S. Holders may be eligible for a preferential tax rate. Such dividends will not be eligible for the “dividends received” deduction generally allowed to U.S. corporate shareholders with respect to dividends received from U.S. corporations.
A U.S. Holder may be eligible to elect to claim a U.S. foreign tax credit against its U.S. federal income tax liability, subject to applicable limitations and holding period requirements, for French tax withheld from distributions received in respect of the ADSs or ordinary shares. A U.S. Holder that does not elect to claim a U.S. foreign tax credit may instead claim a deduction for French tax withheld, but only for a taxable year in which the U.S. Holder elects to do so with respect to all foreign income taxes paid or accrued in such taxable year. The rules relating to U.S. foreign tax credits are complex, and each U.S. Holder should consult its own tax adviser regarding the application of such rules.
Sale, Exchange or Other Disposition of the ADSs or Ordinary Shares
In general, a U.S. Holder will recognize gain or loss for U.S. federal income tax purposes upon the sale, exchange or other disposition of ADSs or ordinary shares in an amount equal to the difference, if any, between the amount realized on the sale, exchange or other disposition and such U.S. Holder’s adjusted tax basis in the ADSs or ordinary shares. Such gain or loss recognized by a U.S. Holder will generally be treated as U.S.-source gain or loss. Subject to the discussion below under “Passive Foreign Investment Company Rules,” gain or loss on the disposition of ADSs or ordinary shares will be capital gain or loss and will be long-term capital gain or loss if the U.S. Holder held the ADSs or ordinary shares for more than one year. An individual U.S. Holder may be entitled to preferential rates of taxation for net long-term capital gains. The deductibility of capital losses is limited under the Code.

Passive Foreign Investment Company Rules
A foreign corporation will be considered a passive foreign investment company (“PFIC”) for any taxable year in which (1) 75% or more of its gross income is “passive income” or (2) 50% or more of the average quarterly value of its assets produce (or are held for the production of) “passive income.” For this purpose, “passive income” generally includes interest, dividends, rents, royalties and certain gains. We do not believe we were a PFIC in the 2015 taxable year and based on the nature of our business, the projected composition of our income and the projected composition and estimated fair market values of our assets, we do not expect to be a PFIC in the 2016 or a subsequent taxable year. However, the determination as to whether we will be a PFIC for any taxable year is based on the application of complex U.S. federal income tax rules, which are subject to differing interpretations. In addition, our actual PFIC status for any taxable year is not determinable until after the end of such taxable year, and therefore cannot be predicted with certainty. Because of the above described uncertainties, there can be no assurance that the IRS will not challenge the determination made by us concerning our PFIC status or that we will not be a PFIC for any taxable year. If we are classified as a PFIC in any year a U.S. Holder owns ADSs or ordinary shares, certain adverse tax consequences different from those described above could apply to such U.S. Holder.
Certain elections may be available (including a mark-to-market election) to U.S. Holders that may mitigate some of the adverse tax consequences resulting from our treatment as a PFIC. U.S. Holders should consult their own tax advisors regarding the application of PFIC rules to their investments in the ADSs or ordinary shares and regarding certain annual filing requirements for U.S. Holders who own stock in a PFIC.
Required Disclosure with Respect to Foreign Financial Assets
Certain U.S. Holders are required to report information relating to an interest in ADSs or ordinary shares, subject to certain exceptions (including an exception for ADSs or ordinary shares held in accounts maintained by certain financial institutions), by attaching a completed IRS Form 8938, Statement of Specified Foreign Financial Assets, with their tax return for each year in which they hold an interest in ADSs or ordinary shares. U.S. Holders should consult their own tax advisers regarding the effect of these and other information reporting requirements on their ownership of ADSs or ordinary shares.
THE DISCUSSION ABOVE IS A GENERAL SUMMARY. IT DOES NOT COVER ALL TAX MATTERS THAT MAY BE OF IMPORTANCE TO A PROSPECTIVE INVESTOR. EACH PROSPECTIVE INVESTOR IS URGED TO CONSULT ITS OWN TAX ADVISOR ABOUT THE TAX CONSEQUENCES TO IT OF AN INVESTMENT IN ADSS IN LIGHT OF THE INVESTOR’S OWN CIRCUMSTANCES.
French Tax Consequences
The following describes the material French income tax consequences to U.S. Holders (as defined below) of purchasing, owning and disposing of the ADSs and ordinary shares, or the Securities.
This discussion does not purport to be a complete analysis or listing of all potential tax effects of the acquisition, ownership or disposition of our securities to any particular investor, and does not discuss tax considerations that arise from rules of general application or that are generally assumed to be known by investors. All of the following is subject to change. Such changes could apply retroactively and could affect the consequences described below.

In 2011, France introduced a comprehensive set of new tax rules applicable to French assets that are held by or in foreign trusts. These rules, among other things, provide for the inclusion of trust assets in the settlor’s net assets for purpose of applying the French wealth tax, for the application of French gift and death duties to French assets held in trust, for a specific tax on capital on the French assets of foreign trusts not already subject to the French wealth tax and for a number of French tax reporting and disclosure obligations. The following discussion does not address the French tax consequences applicable to securities held in trusts. If securities are held in trust, the grantor, trustee and beneficiary are urged to consult their own tax adviser regarding the specific tax consequences of acquiring, owning and disposing of securities.
The description of the French income tax and wealth tax consequences set forth below is based on the Convention Between the Government of the United States of America and the Government of the French Republic for the Avoidance of Double Taxation and the Prevention of Fiscal Evasion with Respect to Taxes on Income and Capital of August 31, 1994, or the Treaty, which came into force on December 30, 1995 (as amended by any subsequent protocols, including the protocol of January 13, 2009), and the tax guidelines issued by the French tax authorities in force as of the date of this Form 10-K.
For the purposes of this discussion, the term “U.S. Holder” means a beneficial owner of securities that is (1) an individual who is a U.S. citizen or resident for U.S. federal income tax purposes, (2) a U.S. domestic corporation or certain other entities created or organized in or under the laws of the United States or any state thereof, including the District of Colombia, or (3) otherwise subject to U.S. federal income taxation on a net income basis in respect of securities.
If a partnership holds securities, the tax treatment of a partner generally will depend upon the status of the partner and the activities of the partnership. If a U.S. Holder is a partner in a partnership that holds securities, such holder is urged to consult its own tax adviser regarding the specific tax consequences of acquiring, owning and disposing of securities.
This discussion applies only to investors that hold our securities as capital assets that have the U.S. dollar as their functional currency, that are entitled to Treaty benefits under the “Limitation on Benefits” provision contained in the Treaty, and whose ownership of the securities is not effectively connected to a permanent establishment or a fixed base in France.
Certain U.S. Holders (including, but not limited to, U.S. expatriates, partnerships or other entities classified as partnerships for U.S. federal income tax purposes, banks, insurance companies, regulated investment companies, tax-exempt organizations, financial institutions, persons subject to the alternative minimum tax, persons who acquired the securities pursuant to the exercise of employee share options or otherwise as compensation, persons that own (directly, indirectly or by attribution) 5% or more of our voting stock or 5% or more of our outstanding share capital, dealers in securities or currencies, persons that elect to mark their securities to market for U.S. federal income tax purposes and persons holding securities as a position in a synthetic security, straddle or conversion transaction) may be subject to special rules not discussed below.
U.S. Holders are urged to consult their own tax advisers regarding the tax consequences of the purchase, ownership and disposition of securities in light of their particular circumstances, especially with regard to the “Limitations on Benefits” provision.
Estate and Gift Taxes and Transfer Taxes
In general, a transfer of securities by gift or by reason of death of a U.S. Holder that would otherwise be subject to French gift or inheritance tax, respectively, will not be subject to such French tax by reason of the Convention between the Government of the United States and the Government of the French Republic for the Avoidance of Double Taxation and the Prevention of Fiscal Evasion with Respect to Taxes on Estates, Inheritances and Gifts, dated November 24, 1978, unless the donor or the transferor is domiciled in France at the time of making the gift or at the time of his or her death, or the securities were used in, or held for use in, the conduct of a business through a permanent establishment or a fixed base in France.

Pursuant to Article 235 ter ZD of the Code général des impôts (French Tax Code, or FTC), purchases of shares or ADSs of a French company listed on a regulated market of the European Union or an exchange formally acknowledged by the French Financial Market Authority (AMF) are subject to a 0.2% French tax on financial transactions provided that the issuer’s market capitalization exceeds €1 billion as of December 1 of the year preceding the taxation year.
A list of companies whose market capitalization exceeds €1 billion as of December 1 of the year preceding the taxation year within the meaning of Article 235 ter ZD of the French Tax Code used to be published annually by the French Ministry of Economy. It is now published by the French tax authorities, and could be amended at any time. Pursuant to Regulations BOI‑ANNX‑000467‑20151221 issued on December 21, 2015, Criteo is currently not included in such list. Please note that such list may be updated from time to time, or may not be published anymore in the future.
Furthermore, Nasdaq is not currently acknowledged by the French AMF but this may change in the future.
Consequently, Criteo’s securities should not fall within the scope of the tax on financial transactions described above. In the future, purchases of Criteo’s securities may become subject to such tax if Nasdaq is acknowledged by the French AMF.
In the case where Article 235 ter ZD of the FTC is not applicable, (i) transfers of shares issued by a listed French company are subject to uncapped registration duties at the rate of 0.1% if the transfer is evidenced by a written statement (“acte”) executed either in France or outside France, whereas (ii) transfers of shares which are not listed are subject to uncapped registration duties at the rate of 0.1% notwithstanding the existence of a written statement (“acte”). As ordinary shares of Criteo are not listed, their transfer is subject to uncapped registration duties at the rate of 0.1% notwithstanding the existence of a written agreement (“acte”).
Although the official guidelines published by the French tax authorities are silent on this point, ADSs should remain outside of the scope of the aforementioned 0.1% registration duties.
Wealth Tax
The French wealth tax (impôt de solidarité sur la fortune) applies only to individuals and does not generally apply to securities held by a U.S. resident, as defined pursuant to the provisions of the Treaty, provided that such U.S. Holder does not own directly or indirectly more than 25% of the issuer’s financial rights.
Taxation of Dividends
Dividends paid by a French corporation to non-residents of France are generally subject to French withholding tax at a rate of 30%. Dividends paid by a French corporation in a non-cooperative State or territory, as defined in Article 238-0 A of the FTC, will generally be subject to French withholding tax at a rate of 75%. However, eligible U.S. Holders entitled to Treaty benefits under the “Limitation on Benefits” provision contained in the Treaty who are U.S. residents, as defined pursuant to the provisions of the Treaty, will not be subject to this 30% or 75% withholding tax rate, but may be subject to the withholding tax at a reduced rate (as described below).
Under the Treaty, the rate of French withholding tax on dividends paid to an eligible U.S. Holder who is a U.S. resident as defined pursuant to the provisions of the Treaty and whose ownership of the ordinary shares or ADSs is not effectively connected with a permanent establishment or fixed base that such U.S. Holder has in France, is generally reduced to 15%, or to 5% if such U.S. Holder is a corporation and owns directly or indirectly at least 10% of the share capital of the issuer; such U.S. Holder may claim a refund from the French tax authorities of the amount withheld in excess of the Treaty rates of 15% or 5%, if any.

For U.S. Holders that are not individuals but are U.S. residents, as defined pursuant to the provisions of the Treaty, the requirements for eligibility for Treaty benefits, including the reduced 5% or 15% withholding tax rates contained in the “Limitation on Benefits” provision of the Treaty, are complicated, and certain technical changes were made to these requirements by the protocol of January 13, 2009. U.S. Holders are advised to consult their own tax advisers regarding their eligibility for Treaty benefits in light of their own particular circumstances.
Dividends paid to an eligible U.S. Holder may immediately be subject to the reduced rates of 5% or 15% provided that such holder establishes before the date of payment that it is a U.S. resident under the Treaty by completing and providing the depositary with a treaty form (Form 5000). Dividends paid to a U.S. Holder that has not filed the Form 5000 before the dividend payment date will be subject to French withholding tax at the rate of 30%, or 75% if paid in a non-cooperative State or territory (as defined in Article 238-0 A of the FTC), and then reduced at a later date to 5% or 15%, provided that such holder duly completes and provides the French tax authorities with the treaty forms Form 5000 and Form 5001 before December 31 of the second calendar year following the year during which the dividend is paid. Certain qualifying pension funds and certain other tax-exempt entities are subject to the same general filing requirements as other U.S. Holders except that they may have to supply additional documentation evidencing their entitlement to these benefits.
Form 5000 and Form 5001, together with instructions, will be provided by the depositary to all U.S. Holders registered with the depositary. The depositary will arrange for the filing with the French Tax authorities of all such forms properly completed and executed by U.S. Holders of ordinary shares or ADSs and returned to the depositary in sufficient time so that they may be filed with the French tax authorities before the distribution in order to obtain immediately a reduced withholding tax rate.
The withholding tax refund, if any, ordinarily occurs within 12 months from filing the applicable French Treasury Form, but not before January 15 of the year following the calendar year in which the related dividend was paid.
Tax on Sale or Other Disposition
In general, under the Treaty, a U.S. Holder who is a U.S. resident for purposes of the Treaty will not be subject to French tax on any capital gain from the redemption (other than redemption proceeds characterized as dividends under French domestic tax law or administrative guidelines), sale or exchange of ordinary shares or ADSs unless the ordinary shares or the ADSs form part of the business property of a permanent establishment or fixed base that the U.S. Holder has in France. Special rules apply to U.S. Holders who are residents of more than one country.
Recent Sales of Unregistered Securities; Use of Proceeds From Registered Securities
There were no unregistered sales of equity securities during 2015.
On October 29, 2013, our registration statement on Form F-1 (File No. 333-191223) was declared effective for our initial public offering. The offering proceeds before expenses incurred were approximately $268.7 million. As of December 31, 2015, all of the offering proceeds had been used. There has been no material change in the planned use of proceeds from our initial public offering from that described in our prospectus filed with the SEC on October 30, 2013.
Issuer Purchases of Equity Securities
None.

Item 6.    Selected Financial Data
Our audited consolidated financial statements have been prepared in accordance with U.S. GAAP. We derived the selected consolidated statements of income data for the years ended December 31, 2013, 2014 and 2015 and selected consolidated statements of financial position data as of December 31, 2014 and 2015 from our audited consolidated financial statements included in Part IV, Item 15 “Exhibits and Financial Statements” of this Form 10-K. The selected consolidated statements of income data for the years ended December 31, 2011 and 2012 and the selected consolidated financial position data as of December 31, 2011, 2012 and 2013 have been derived from our consolidated financial statements and notes thereto which are not included in this Form 10-K. This data should be read together with Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as our audited consolidated financial statements and notes thereto appearing elsewhere in this Form 10-K. Our historical results are not necessarily indicative of the results to be expected in the future.
Consolidated Statements of Income Data:

	Year Ended December 31,
	2011	2012	2013	2014	2015
	(in thousands, except share and per share data)
Revenue	$199,642	$349,209	$589,418	$988,249	$1,323,169

Cost of revenue (1):
Traffic acquisition costs	(109,943)	(202,581)	(351,759)	(585,492)	(789,152)
Other cost of revenue	(7,914)	(16,265)	(29,150)	(47,948)	(62,201)
Gross profit	81,785	130,363	208,509	354,809	471,816

Operating expenses
Research and development expenses (1)	(12,217)	(18,351)	(42,716)	(60,075)	(86,807)
Sales and operations expenses (1)	(42,874)	(74,563)	(109,953)	(176,927)	(229,530)
General and administrative expenses (1)	(12,927)	(25,959)	(41,681)	(64,723)	(79,145)
Total operating expenses	(68,018)	(118,873)	(194,350)	(301,725)	(395,482)
Income from operations	13,767	11,490	14,159	53,084	76,334
Financial income (expense)	874	(2,002)	(9,117)	11,390	(4,541)
Income before taxes	14,641	9,488	5,042	64,474	71,793
Provision for income taxes	(6,110)	(8,422)	(3,203)	(17,578)	(9,517)
Net income	$8,531	$1,066	$1,839	$46,896	$62,276
Net income available to shareholders of Criteo S.A (2)	$8,531	$1,260	$1,404	$45,556	59,553
Net income available to shareholders per share:
Basic	$0.19	$0.03	$0.03	$0.77	$0.96
Diluted	$0.18	$0.03	$0.03	$0.72	$0.91
Weighted average shares outstanding used in computing per share amounts:
Basic	43,793,904	45,143,188	48,692,148	58,928,563	61,835,499
Diluted	47,521,964	48,586,666	53,748,108	63,493,260	65,096,486
(1) Cost of revenue and operating expenses include share-based compensation expense, service costs (pension), depreciation and amortization expense, and acquisition-related deferred price consideration as follows:

	Year Ended December 31,
	2011	2012	2013	2014	2015
	(in thousands)
Shared-based compensation expense
Research and development expenses	$252	$551	$2,721	$3,682	$6,520
Sales and operations expenses	1,251	2,313	3,719	12,291	11,678
General and administrative expenses	438	1,705	2,690	3,628	5,791
Total Shared-based compensation expense	1,941	4,569	9,130	19,601	23,989
Service costs (pension)
Research and development expenses	—	—	145	167	163
Sales and operations expenses	—	—	139	187	153
General and administrative expenses	85	141	100	150	125
Total service costs (pension) (a)	85	141	384	504	441
Depreciation and amortization
Cost of revenue	2,795	4,686	10,417	21,455	29,866
Research and development expenses (b)	71	213	1,215	4,949	7,995
Sales and operations expenses	316	1,088	2,379	3,664	5,178
General and administrative expenses	332	138	752	1,145	1,526
Total depreciation and amortization expense	3,514	6,125	14,763	31,213	44,564
Acquisition-related deferred price consideration
Research and development expense	—	—	3,137	950	324
Sales and operations expenses	—	—	—	—	—
General and administrative expenses	—	—	—	—	(2,218)
Total acquisition-related deferred price considerations	$—	$—	$3,137	$950	$(1,894)
(a) Effective January 1, 2012, actuarial gains and losses are recognized in other comprehensive income. Priors periods have not been modified as the effect of the change in accounting policy is immaterial.
(b) Includes acquisition-related amortization of intangible assets of $0.5m, $3.9m and $6.3m as of December 31, 2013, 2014 and 2015 respectively.
(2) For the years ended December 31, 2012, 2013, 2014 and 2015, this excludes $(0.2m), $0.4m, $1.3m and $2.7m respectively, of net income (loss) attributable to non-controlling interests in our Japanese subsidiary held by Yahoo! Japan.

Consolidated Statements of Financial Position Data:

	Year Ended December 31,
	2011	2012	2013	2014	2015
	(in thousands)
Cash and cash equivalents	$21,196	$57,078	$323,182	$351,827	$353,537
Total assets	82,775	180,926	539,380	686,510	841,719
Trade receivables, net of allowances for doubtful accounts	43,246	80,067	120,868	192,595	261,581
Total financial liabilities	1,135	8,250	15,605	14,780	10,428
Total liabilities	49,383	101,183	173,819	270,155	362,696
Total equity	$33,389	$79,741	$365,561	$416,355	$479,023
Other Financial and Operating Data:

	Year Ended December 31,
	2011	2012	2013	2014	2015
	(in thousands, except number of clients)
Number of clients	1,638	3,297	5,072	7,190	10,198
Revenue ex-TAC (3)	$89,699	$146,628	$237,659	$402,757	$534,017
Adjusted net income (4)	$10,472	$5,635	$84,854	$70,846	$89,835
Adjusted EBITDA (5)	$19,307	$22,326	$41,573	$105,352	$143,434
(3) We define Revenue ex-TAC (Traffic Acquisition Costs) as our revenue excluding traffic acquisition costs, or TAC, generated over the applicable measurement period. Revenue ex-TAC is not a measure calculated in accordance with U.S. GAAP. We have included Revenue ex-TAC in this Form 10-K because it is a key measure used by our management and board of directors to evaluate operating performance and generate future operating plans. In particular, we believe that the elimination of TAC from revenue can provide a useful measure for period-to-period comparisons of our core business. Accordingly, we believe that Revenue ex-TAC provides useful information to investors and others in understanding and evaluating our results of operations in the same manner as our management and board of directors. Our use of Revenue ex-TAC has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our financial results as reported under U.S. GAAP. Some of these limitations are: (a) other companies, including companies in our industry which have similar business arrangements, may address the impact of TAC differently; and (b) other companies may report Revenue ex-TAC or similarly titled measures but calculate them differently, which reduces their usefulness as a comparative measure. Because of these and other limitations, you should consider Revenue ex-TAC alongside our other U.S. GAAP financial results, including revenue . The following table presents a reconciliation of Revenue ex-TAC to revenue, the most directly comparable U.S. GAAP measure, for each of the periods indicated:

	Year Ended December 31,
	2011	2012	2013	2014	2015
	(in thousands)
Revenue	$199,642	$349,209	$589,418	$988,249	$1,323,169
Adjustment:
Traffic acquisition costs	(109,943)	(202,581)	(351,759)	(585,492)	(789,152)
Revenue ex-TAC	$89,699	$146,628	$237,659	$402,757	$534,017

(4) We define Adjusted Net Income as our net income adjusted to eliminate the impact of share-based compensation expense, amortization of acquisition-related intangible assets, acquisition-related deferred price consideration and the tax impact of the foregoing adjustments. Adjusted Net Income is not a measure calculated in accordance with U.S. GAAP. We have included Adjusted Net Income in this Form 10-K because it is a key measure used by our management and board of directors to evaluate operating performance, generate future operating plans and make strategic decisions regarding the allocation of capital. In particular, we believe that the elimination of share-based compensation expense, amortization of acquisition-related intangible assets, acquisition-related deferred price consideration and the tax impact of the foregoing adjustments in calculating Adjusted Net Income can provide a useful measure for period-to-period comparisons of our core business. Accordingly, we believe that Adjusted Net Income provides useful information to investors and others in understanding and evaluating our results of operations in the same manner as our management and board of directors. Our use of Adjusted Net Income has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our financial results as reported under U.S. GAAP. Some of these limitations are: (a) Adjusted Net Income does not reflect the potentially dilutive impact of equity-based compensation or the impact of certain acquisition related costs; and (b) other companies, including companies in our industry, may calculate Adjusted Net Income or similarly titled measures differently, which reduces their usefulness as a comparative measure. Because of these and other limitations, you should consider Adjusted Net Income alongside our other U.S. GAAP financial results, including net income. The following table presents a reconciliation of Adjusted Net Income to net income, the most directly comparable U.S. GAAP measure, for each of the periods indicated:

	Year Ended December 31,
	2011	2012	2013	2014	2015
	(in thousands)
Net income	$8,531	$1,066	$1,839	$46,896	$62,276
Adjustment
Shared-based compensation expense	1,941	4,569	9,130	19,601	23,989
Amortization of acquisition-related intangible assets	—	—	464	3,902	6,342
Acquisition-related deferred price consideration	—	—	3,137	950	(1,894)
Tax impact of the above adjustments	—	—	(98)	(503)	(878)
Adjusted net income	$10,472	$5,635	$84,854	$70,846	$89,835
(5) We define Adjusted EBITDA as our consolidated earnings before interest, taxes, depreciation and amortization, adjusted to eliminate the impact of share-based compensation expense, service costs (pension) and acquisition-related deferred price consideration. Adjusted EBITDA is not a measure calculated in accordance with U.S. GAAP. We have included Adjusted EBITDA in this Form 10-K because it is a key measure used by our management and board of directors to evaluate operating performance, generate future operating plans and make strategic decisions regarding the allocation of capital. In particular, we believe that the elimination of share-based compensation expense, service costs (pension) and acquisition-related deferred price consideration in calculating Adjusted EBITDA can provide a useful measure for period-to-period comparisons of our core business. Accordingly, we believe that Adjusted EBITDA provides useful information to investors and others in understanding and evaluating our results of operations in the same manner as our management and board of directors. Our use of Adjusted EBITDA has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our financial results as reported under U.S. GAAP. Some of these limitations are: (a) although depreciation and amortization are non-cash charges, the assets being depreciated and amortized may have to be replaced in the future, and Adjusted EBITDA does not reflect cash capital expenditure requirements for such replacements or for new capital expenditure requirements; (b) Adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs; (c) Adjusted EBITDA does not reflect the potentially dilutive impact of equity-based compensation; (d) Adjusted EBITDA does not reflect tax payments that may represent a reduction in cash available to us; and (e) other companies, including companies in our industry, may calculate Adjusted EBITDA or similarly titled measures differently, which reduces their usefulness as a comparative measure. Because of these and other limitations, you should consider Adjusted EBITDA alongside our other U.S. GAAP financial results, including net income . The following table presents a reconciliation of Adjusted EBITDA to net income, the most directly comparable U.S. GAAP measure, for each of the periods indicated:

	Year Ended December 31,
	2011	2012	2013	2014	2015
	(in thousands)
Net income	$8,531	$1,066	$1,839	$46,896	$62,276
Adjustment
Financial expense (income)	(874)	2,002	9,117	(11,390)	4,541
Provision for income taxes	6,110	8,422	3,203	17,578	9,517
Shared-based compensation expense	1,941	4,569	9,130	19,601	23,989
Service costs (pension) (a)	85	141	384	504	441
Depreciation and amortization expense	3,514	6,125	14,763	31,213	44,564
Acquisition-related deferred price consideration	—	—	3,137	950	(1,894)
Total net adjustments	10,776	21,259	39,734	58,456	81,158
Adjusted EBITDA	$19,307	$22,326	$41,573	$105,352	$143,434

(a)	Effective January 1, 2012, actuarial gains and losses are recognized in other comprehensive income. Prior periods have not been modified as the effect of the change in accounting policy is immaterial.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this Form 10-K.
Overview
We are a global technology company specializing in digital performance marketing. We strive to deliver post-click sales to our advertiser clients at scale and according to the client’s targeted return on investment. We use our proprietary predictive software algorithms, coupled with large volumes of granular shopping intent data and deep insights gained from the analysis of expressed consumer intent and purchasing habits, to price and deliver in real time highly relevant and personalized digital performance advertisements to consumers. By measuring our value delivered on a post-click sales basis, we make the return on investment transparent and easy to measure for our advertiser clients.
We partner with our clients to capture activity on their digital properties, which we define as websites and/or mobile applications, and optimize our advertisement placement decisions based on that activity and other data. Demonstrating the depth and scale of our data, we collected data on $439 billion in sales transactions1 on our clients' digital properties in the year ended December 31, 2015, whether or not a consumer saw or clicked on an advertisement displayed by Criteo. Based on this data and our other assets, we delivered targeted advertisements that generated approximately 5.2 billion clicks in the year ended December 31, 2015. Based on these clicks, our clients generated approximately $21 billion in post-click sales2 during this period. A post-click sale is defined as a purchase made by a user from one of our clients’ digital properties within a certain period of time following the user clicking on an advertisement we delivered for that client. This period of time varies by client, but is a maximum of 30 days. We believe post-click sales is a key performance indicator that our clients use to measure the effectiveness of our solution in driving sales and the return on their marketing spend with us. As of December 31, 2015, we had over 10,000 clients and in each of the last three years our average client retention rate was over 90%.
As of December 31, 2015, we had over 10,000 clients and in each of the last three years our client retention rate was approximately 90%. We serve a wide range of clients and our revenue is not concentrated within any single client or group of clients. In 2013, 2014 and 2015, our largest client represented 5.1%, 2.9% and 1.9% of our revenue, respectively, and in 2015, our largest 10 clients represented 12.7% of our revenue in the aggregate.
We operate in 87 countries through a network of 27 international offices located in Europe, the Americas and the Asia-Pacific region. We were incorporated in 2005, began selling our solution in France in 2007 and subsequently expanded our business into other countries in Western Europe. In 2009, we expanded our business into North America. As part of our geographic expansion goals, we initially entered the Asia-Pacific region in late 2010. Additionally, in August 2012, we entered into a strategic relationship with Yahoo! Japan, a leading provider of advertising inventory in Japan, which provides us with privileged access to their performance-based display inventory. As a result of our significant international operations, our revenue from outside of France, our home country, accounted for 91.2% of our revenue for year ended December 31, 2015.
1We have changed the method to measure our clients’ sales transactions and aligned it with our method to measure post-click sales in 2015. Previously, we collected data on purchases with an average order value between €10 and €1,000 (or euro equivalent for transactions denominated in currencies other than the euro) made by visitors representing less than 50% of all monthly visitors to a client's digital properties. Now, we collect data on purchases made by visitors representing less than 30% of all visitors to a client's digital properties over the last three months, where our client's cost of sales is between 0.5% and 40%. Using this new method, our clients’ sales transactions were $279 billion in 2014 and $439 billion in 2015.
2We have changed our method to measure post-click sales and aligned it with our method to measure client sales. Previously, we collected data on purchases with average order value between €10 and €1,000 (or euro equivalent for transactions denominated in currencies other than the euro) made by visitors representing less than 30% of all visitors to a client's digital properties in the last 12 months. Now, we collect data on purchases made by visitors representing less than 30% of all visitors to a client's digital properties over the last three months, where our client’s cost of sales is between 0.5% and 40% . Using this new methodology, our clients’ post-click sales were $15.3 billion in 2014 and $20.9 billion in 2015

The Company's foreign currency risk exposure to the Sterling Pound, the Japanese Yen, the Brazilian Real, the U.S dollar against the euro (the euro still remains the Group functional currency) is described in Note 3 to our audited consolidated financial statements included elsewhere in this Form 10-K.
Our financial results include:

•	revenue increased from $589.4 million for 2013 to $988.2 million for 2014 and $1,323.2 million for 2015;

•
revenue excluding traffic acquisition costs, which we refer to as revenue ex-TAC, which is a non-U.S. GAAP financial measure, increased from $237.7 million for 2013 to $402.8 million for 2014 and $534.0 million for 2015;

•	net income was $1.8 million for 2013, $46.9 million for 2014 and $62.3 million for 2015; and

•	Adjusted EBITDA, which is a non-U.S. GAAP financial measure, increased from $41.6 million for 2013 to $105.4 million for 2014 and $143.4 million for 2015.
Please see footnotes 3 and 5 to the Other Financial and Operating Data table in “Item 6—Selected Financial Data” of this Form 10-K for a reconciliation of revenue ex-TAC to revenue and Adjusted EBITDA to net income, the most directly comparable financial measures calculated and presented in accordance with U.S. GAAP.
We are focused on maximizing revenue ex-TAC. We believe this focus builds sustainable long-term value for our business and fortifies a number of our competitive strengths, including a highly liquid marketplace for display advertising. As part of this focus, we seek to maximize our percentage of overall marketing spend in the internet display advertising market over the long-term. In addition, this focus enriches liquidity for both advertisers and publishers resulting in more effective advertising for the advertiser, better monetization for the publisher and more relevant advertisements for the user. We believe our results of operations reflect this focus.
Acquisitions
In February 2015, we acquired DataPop, a Los Angeles-based company specializing in the optimization of shopping campaigns on large search engines. With the addition of DataPop, we intend to continue to broaden our channels enabling marketers to convert customers across a wider spectrum of marketing channels and deliver multi-channel performance marketing across all devices and screens. Please refer to Note 2 to our audited consolidated financial statements included elsewhere in this Form 10-K for further details.
In April 2014, we completed the acquisition of AdQuantic, a bidding technology company headquartered in Paris. Through the acquisition of AdQuantic, we added a team of seven experts in bidding technology, reinforcing our focus on research and development.
In February 2014, we acquired Tedemis, a provider of real-time personalized e-mail marketing solutions that help advertisers turn web visitors into customers. With the addition of Tedemis, we extended our digital performance marketing solution to a new marketing channel.
In July 2013, as part of our strategy to build upon our market and technology leadership, we acquired Ad-X, a mobile analytics and attribution technology company. Ad-X provides a solution for businesses to track and optimize mobile display advertising campaigns delivered to smartphones and tablets through mobile advertising networks and other marketing solutions. The acquisition of Ad-X enabled us to leverage Ad-X’s complementary technology, personnel and client relationships to accelerate our mobile strategy.

Transition to U.S. GAAP and Change in Reporting Currency
As of June 30, 2015, we no longer met the requirements to qualify as a foreign private issuer under the Exchange Act. As a result, we began reporting as a domestic registrant as of January 1, 2016 and we are now required under current SEC rules to prepare our financial statements in accordance with U.S. GAAP, rather than IFRS, and to present our financial information in U.S. dollars instead of euros. The transition from consolidated financial statements under IFRS to U.S. GAAP has only impacted the presentation of our consolidated statement of financial Position (order of liquidity) and of our consolidated statement of cash flows (effect of exchange rate changes on cash and cash equivalents). The functional currency of the Company still remains the euro, while our reporting currency has changed from the euro to the U.S dollar. Consequently, since we incur portions of our expenses and derive revenues in currencies other than the euro, we are exposed to foreign currency exchange risk as our results of operations and cash flows are subject to fluctuations in foreign currency exchange rates. Foreign exchange risk exposure also arises from intra-company transactions and financing with subsidiaries that have a functional currency different than the euro.
The statements of financial position of consolidated entities having a functional currency different from the U.S. dollar are translated into U.S. dollars at the closing exchange rate (spot exchange rate at the statement of financial position date) and the statements of income, statements of comprehensive income and statements of cash flow of such consolidated entities are translated at the average period to date exchange rate. The resulting translation adjustments are included in equity under the caption “accumulated other comprehensive income” in the consolidated statements of changes in equity.

A.	Operating Results.
Basis of Presentation
The key elements of our results of operations include:
Revenue
We sell internet display advertisements featuring product-level recommendations either directly to clients or to advertising agencies, which we collectively refer to as our clients, and generate revenue when a user clicks on a banner advertisement of one of our advertiser clients. Publishers are a source of inventory for us, and we account for the cost of such inventory, which is purchased on a cost per thousand impressions basis, in our cost of revenue. While accessing publishers’ supply of inventory in sufficient quantity and quality is a critical requirement for us to successfully conduct our business, we do not generate any revenue directly from our relationship with publishers.
We price our advertising campaigns on a CPC model based on the number of clicks generated by users on each advertising campaign. The actual number of clicks generated by users is highly dependent on our ability to maximize click through rate, or CTR, by displaying customized individual banners to individual users and purchasing in real time the most relevant impression for that particular individual user. For any given advertising campaign, the client has the ability to adjust its CPC above a determined floor price in real time, at any time during the life of the campaign, by product category and by user intent segment. This enables clients to adjust the estimated marketing spend attributable to the particular campaign. Essentially all of our revenue in each of 2013, 2014 and 2015 was derived from advertising campaigns sold on a CPC basis.
We sell performance-based campaigns to clients generally through insertion orders that are cancellable upon short notice and without penalty. We generally bill our clients on a monthly basis for each campaign run during the prior month. The monthly fee is based on the campaign’s various real-time CPCs for that month multiplied by the number of clicks generated by users for that month for such CPCs.

As we further expand our geographic footprint, develop new clients and grow our business with existing clients, and expand our business into new marketing channels, we expect our revenue to continue to increase.
Cost of Revenue
Our cost of revenue primarily includes traffic acquisition costs and other cost of revenue.
Traffic Acquisition Costs. Traffic acquisition costs consist primarily of purchases of impressions from publishers on a CPM basis. We purchase impressions directly from publishers or third-party intermediaries, such as advertising exchanges. We recognize cost of revenue on a publisher by publisher basis as incurred. Costs owed to publishers but not yet paid are recorded in our consolidated statements of financial position as accounts payable and accrued expenses.
We purchase inventory from our direct publishers generally through insertion orders consistent with industry standard terms and conditions for the purchase of internet advertising inventory. Pursuant to such arrangements, we purchase impressions on a CPM-basis for users that Criteo recognizes on the publishers’ network. Such arrangements are cancellable upon short notice and without penalty. As a general rule our agreements with publishers do not contain spend commitments. We may only enter in commitments to purchase a defined volume of impressions if such commitments are specifically subject to corresponding performance commitments from the publisher. We intend to expand our direct relationships with publishers to secure our access to qualified inventory including on native inventory on the web and in mobile applications. We may require our publishers to deliver higher volumes of impressions, with our commitment to buy being linked to specified performance commitments from the publisher. We may also require our publishers to first call us for the advertising serving, thereby granting us privileged access to qualified digital display advertising inventory, and we may sign more exclusive deals with publishers.
In recent years, real-time automated buying platforms and bidding exchanges have gained significant traction in the internet display advertising market, resulting in a significant increase in the supply of inventory. As part of this expansion, we have integrated our solution with the leading advertising exchanges and developed our own comprehensive inventory management platform, which we refer to as PuMP. We believe the combination of our extensive direct publisher relationships and access to leading advertising exchanges enhances the breadth and depth of our accessible advertising inventory resulting in deep liquidity for us. We believe that this contributes to increasing the strength our solution with our clients.
For a discussion of the trends we expect to experience in traffic acquisition costs, see the section titled “—Highlights and Trends—Revenue ex-TAC” in Item 7.D—Trend Information” below.
Other Cost of Revenue. Other cost of revenue includes expenses related to third-party hosting fees, depreciation of data center equipment and data purchased from third parties that we leverage in our solution. We intend to continue to invest additional resources in the capacity of our hosting services infrastructure, and as we enter new markets, we may make additional investments in the acquisition of relevant third-party data.
Operating Expenses
Operating expenses consist of research and development, sales and operations, and general and administrative expenses. Salaries, bonuses, share-based compensation, pension benefits and other personnel-related costs are the most significant components of each of these expense categories. We grew from 629 employees at January 1, 2013 to 1,841 employees at December 31, 2015, and we expect to continue to hire a significant number of new employees in order to support our anticipated revenue growth.
We include share-based compensation expense in connection with the grant of share options, warrants, and restricted share units in the applicable operating expense category based on the respective equity award recipient’s function.
Research and Development Expense. Research and development expense consists primarily of personnel-related costs for our employees working in the engine, platform, product and infrastructure teams, including salaries, bonuses, share-based compensation and other personnel related costs. Our research and development function was supplemented in January 2013 to include a dedicated product organization following the appointment of our Chief Product Officer. Also included are non-personnel costs such as subcontracting, consulting and professional fees to third-party development resources, allocated overhead and depreciation and amortization costs. These expenses are partially offset by the French research tax credit that is conditional upon the level of our expenditures in research and development. For additional discussion of the French research tax credit, see the discussion below titled “—Provision for Income Taxes.”

Our research and development efforts are focused on enhancing the performance of our solution and improving the efficiency of the services we deliver to our clients and publisher partners. All development costs, principally headcount-related costs, are expensed as management determines that technological feasibility is reached shortly before the release of products or features developed and as a result, the development costs incurred after the establishment of technological feasibility and before the release of those products or features are not material and accordingly, are expensed as incurred.
The number of employees in research and development functions grew from 132 at January 1, 2013 to 399 at December 31, 2015. We expect research and development expenses to continue to increase in absolute dollars but remain fairly constant as a percentage of our revenue. We believe our continued focus on research and development to be critical to maintaining and improving our technology solution, our quality of service and our competitive position.
Sales and Operations Expense. Sales and operations expense consists primarily of personnel-related costs for our employees working in sales, marketing, account strategy, business intelligence, technical solutions and creative teams, including salaries, bonuses, share-based compensation, and other personnel-related costs. Additional expenses in this category include travel and entertainment, marketing and promotional events, marketing activities, provisions for doubtful accounts, subcontracting fees and allocated overhead.
The number of employees in sales and operations functions grew from 401 at January 1, 2013 to 1,124 at December 31, 2015. In order to continue to grow our business, geographic footprint and brand awareness, we expect to continue investing our resources in sales and operations, in particular by increasing the number of sales and account strategy teams in our new geographic markets and in our midmarket hubs. As a result, we expect sales and operations expenses to increase in absolute dollars as we invest to acquire new clients and retain existing clients, grow revenue from existing clients and hire additional sales personnel, but will decrease as a percentage of revenue over time as we scale and increase the productivity of our sales and operations teams.
General and Administrative Expense. General and administrative expense consists primarily of personnel costs, including salaries, bonuses, share-based compensation, pension benefits and other personnel-related costs for our administrative, legal, information technology, human resources, and finance employees. Additional expenses included in this category are non-personnel costs, such as travel-related expenses, subcontracting and professional fees, audit fees, tax services and legal fees, as well as insurance and other corporate expenses, along with allocated overhead.
The number of employees in general and administrative functions grew from 96 at January 1, 2013 to 318 at December 31, 2015. We expect our general and administrative expense to increase as we continue to support our growth.

Financial Income (Expense)
Financial income (expense) primarily consists of:
• exchange differences arising on the balance of proceeds of our initial public offering completed in October 2013, received in U.S. dollars that have been hedged through put and collar instruments since 2013 and which we used and sold in 2015 . The translation of the U.S. dollar proceeds into euros (since the euro still remains the Company's functional currency) according to the closing foreign exchange rate generated an exchange difference partially offset by the cost of the related hedging instruments. This net exchange difference in euro was then translated into U.S. dollars (the Company's reporting currency) according to the average euro / U.S. dollar exchange rate for the periods ended December 31, 2013 and 2014.
• exchange differences arising on the settlement or translation into local currency of monetary balance sheet items labeled in euros (the euro still remains the Company's functional currency). We are exposed to changes in exchange rates primarily in the United States, the United Kingdom, Japan and Brazil. The U.S. dollar, the British Pound, the Japanese Yen and the Brazilian Real are our most significant foreign currency exchange risks. At end of December 2015, the main positions bearing a risk of foreign currency were centralized at parent company level and hedged. These exchange differences in euro are then translated into U.S. dollars (the Company's reporting currency) according to the average euro/U.S. dollar exchange rate .
• interest received on our cash and cash equivalents and interest incurred on outstanding borrowings under our debt obligations.
We will monitor foreign currency exposure and will look to mitigate exposures through normal business operations and hedging strategies.
Provision for Income Taxes
We are subject to potential income taxes in France, the United States and numerous other jurisdictions. We recognize tax liabilities based on estimates of whether additional taxes will be due. These tax liabilities are recognized when we believe that certain positions may not be fully sustained upon review by tax authorities, notwithstanding our belief that our tax return positions are supportable.
Our effective tax rates differ from the statutory rate applicable to us primarily due to valuation allowance on deferred tax assets, differences between domestic and foreign jurisdiction tax rates, RTC (Research Tax Credit) offsets, which are non-taxable items, potential tax audit provision settlements, share-based compensation expenses that are non-deductible in some juridictions under certain circumstances, and transfer pricing adjustments. We license access to our technology to our subsidiaries and charge a royalty fee to these subsidiaries for such access. In France, we benefit from a reduced tax rate of 15% on a large portion of this technology royalty income.
In 2011, we underwent a tax inspection by the French tax authorities covering fiscal years 2008 and 2009. At the end of 2011, we received a tax assessment notice for which a provision has been recognized for $0.5 million. Pursuant to another tax inspection in 2013, no significant reassessment was received. The provision was maintained as of December 31, 2014, and has been released upon reception of the tax notification as of December 31, 2015.
Critical Accounting Policies and Significant Judgments and Estimates
Our consolidated financial statements are prepared in accordance with U.S. GAAP. The preparation of our consolidated financial statements requires us to make estimates, assumptions and judgments that affect the reported amounts of revenue, assets, liabilities, costs and expenses. We base our estimates and assumptions on historical experience and other factors that we believe to be reasonable under the circumstances. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates. Our most critical accounting policies are summarized below. See note 1 to our audited consolidated financial statements beginning on page F-1 for a description of our other significant accounting policies.

Revenue Recognition
We sell personalized display advertisements featuring product-level recommendations either directly to clients or to advertising agencies, which we collectively refer to as our clients, and generate revenue when a user clicks on the banner advertisement. We price our advertising campaigns on a CPC model based on the number of clicks generated by users on each advertising campaign.
Revenue is recognized when the related services are delivered based on the specific terms of the contract, which are primarily based on specified CPCs and related campaign budgets. We recognize revenue when four basic criteria are met: (1) persuasive evidence exists of an arrangement with the client reflecting the terms and conditions under which the services will be provided; (2) services have been provided or delivery has occurred; (3) the fee is fixed or determinable; and (4) collection is reasonably assured. Collectability is assessed based on a number of factors, including the creditworthiness of a client, the size and nature of a client’s website and transaction history. Amounts billed or collected in excess of revenue recognized are included as deferred revenue. An example of this deferred revenue would be arrangements where clients request or are required by us to pay in advance of delivery.
We recognize revenue from the delivery of display advertisements in the period in which the display advertisements are delivered. Specifically, we recognize revenue for display advertising delivery through our solution once the consumer clicks on the personalized banner displayed by us on the client’s website for CPC advertising campaigns. For CPC advertising campaigns, sales are valued at the fair value of the amount received. Rebates and discounts granted to clients, along with free or extended advertising campaigns, are recorded as a deduction from revenue. Essentially all of our revenue in each of 2013, 2014 and 2015 was derived from advertising campaigns sold on a CPC basis.
In the normal course of business, we act as an intermediary in executing transactions with third parties. The determination of whether revenue should be reported on a gross or net basis is based on an assessment of whether we are acting as the principal or an agent in our transactions. In determining whether we act as the principal or an agent, we follow the accounting guidance for principal-agent considerations. The determination of whether we are acting as a principal or an agent in a transaction involves judgment and is based on an evaluation of the terms of each arrangement. While none of the factors individually are considered presumptive or determinative, because we are the primary obligor and are responsible for (1) identifying and contracting with third-party clients, (2) establishing the selling prices of the display advertisements sold, (3) performing all billing and collection activities, including retaining credit risk, and (4) bearing sole responsibility for fulfillment of the advertising and the inventory risk, we act as the principal in these arrangements and therefore report revenue earned and costs incurred related to these transactions on a gross basis.
Trade Receivables, Net of Allowances for Doubtful Accounts
We carry our accounts receivable at net realizable value. On a periodic basis, our management evaluates our accounts receivable and determines whether to provide an allowance or if any accounts should be written down and charged to expense as a bad debt. The evaluation is based on a past history of collections, current credit conditions, the length of time the trade receivable is past due and a past history of write downs. A trade receivable is considered past due if we have not received payments based on agreed-upon terms. A higher default rate than estimated or a deterioration in our major clients’ creditworthiness could have an adverse impact on our future results. Allowances for doubtful accounts on trade receivables are recorded in “Sales and Operations” in our consolidated statements of income. We generally do not require any security or collateral to support our trade receivables. The amount of allowance for doubtful accounts charged to our consolidated statements of income for the years ended December 31, 2013, 2014 and 2015 was $1.0 million, $1.3 million and $2.7 million, respectively and represented 0.8%, 0.7% and 1.1% of our trade receivables, net of allowances, as of December 31, 2013, 2014, and 2015, respectively.

Deferred Tax Assets
Deferred taxes are recorded on all temporary differences between the financial reporting and tax bases of assets and liabilities, and on tax losses, using the liability method. Differences are defined as temporary when they are expected to reverse within a foreseeable future. We may only recognize deferred tax assets if, based on the projected taxable incomes within the next three years, we determine that it is probable that future taxable profit will be available against which the unused tax losses and tax credits can be utilized. If future taxable profits are considerably different from those forecasted that support recording deferred tax assets, we will have to revise downwards or upwards the amount of the deferred tax assets, which would have a significant impact on our financial results. This determination requires many estimates and judgments by our management for which the ultimate tax determination may be uncertain.
Amounts recognized in our consolidated financial statements are calculated at the level of each subsidiary within our consolidated financial statements. As at December 31, 2013, 2014 and 2015, the valuation allowance against deferred tax assets amounted to $18.6 million, $26.1 million and $24.0 million, respectively. It mainly related to Criteo Corp. ($13.7 million, $13.9 million and $12.4 million, respectively), Criteo do Brasil ($2.5 million, $2.6 million and $3.9 million, respectively), and Criteo Ltd ($7.7 million at the end of 2014 and $4.7 million at the end of 2015).
Recognition and measurement of goodwill and intangible assets

The acquisition method is used in accounting for business combinations. The consideration transferred to obtain control of a subsidiary is calculated as the sum of the acquisition-date fair values of assets transferred, liabilities incurred and the equity interests issued by Criteo S.A. or one of its subsidiaries, which includes the fair value of any asset or liability arising from a contingent consideration arrangement.

Identifiable assets acquired and liabilities assumed are recognized in a business combination regardless of whether they have been previously recognized in the acquiree’s financial statements prior to the acquisition. Assets acquired and liabilities assumed are generally measured at their acquisition date fair values, based on estimates and key assumptions, which could significantly affect the fair value of acquired assets and liabilities assumed. Goodwill is stated after separate recognition of identifiable intangible assets.

Intangible Assets

Acquired intangible assets are accounted for at acquisition cost less accumulated amortization and any impairment loss. Acquired intangible assets are amortized over their estimated useful lives of one to five years on a straight-line method. Intangible assets are reviewed for impairment whenever events or changes in circumstances such as, but not limited to, significant declines in revenue, earnings or cash flows or material adverse changes in the financial and economic environment indicate that the carrying amount of an asset may be impaired.

Goodwill is not amortized and is tested for impairment at least annually or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The Company has determined that it operates as a single reporting unit and has selected December 31 as the date to perform its annual impairment test. In the impairment assessment of its goodwill, the Company performs a two-step impairment test, which involves assumptions regarding estimated future cash flows to be derived from the Company. If these estimates or their related assumptions change in the future, the Company may be required to record impairment for these assets.

The first step of the impairment test involves comparing the fair value of the reporting unit to its net book value, including goodwill. If the net book value exceeds its fair value, then the Company would perform the second step of the goodwill impairment test to determine the amount of the impairment loss. The impairment loss to be recognized would be calculated by comparing the implied fair value of the Company to its net book value. In calculating the implied fair value of the Company’s goodwill, the fair value of the Company would be allocated to all of the other assets and liabilities based on their fair values. The excess of the fair value of the Company over the amount assigned to its other assets and liabilities is the implied fair value of goodwill. An impairment loss would be recognized in the Consolidated Statement of Income when the carrying amount of goodwill exceeds its implied fair value.

There has been no impairment of goodwill during the years ended December 31, 2015, 2014 and 2013, as the Company's reporting unit's fair value was substantially in excess of the carrying value based on the annual goodwill impairment test.

Internal-Use Software

Costs related to customized internal-use software that have reached the development stage are capitalized. Capitalization of such costs begins when the preliminary project stage is complete and stops when the project is substantially complete and is ready for its intended purpose. In making this determination, several analyses for each phase were performed, including analysis of the feasibility, availability of resources, intention to use and future economic benefits. Amortization of these costs begins when capitalization stops and is calculated on a straight-line basis over the assets’ useful lives estimated at three to five years. Our research and development efforts are focused on enhancing the performance of our solution and improving the efficiency of the services we deliver to our clients. All development costs, principally headcount-related costs, are expensed as management determines that technological feasibility is reached shortly before the release of products or feature development and as a result, the development costs incurred after the establishment of technological feasibility and before the release of those products or features are not material and accordingly are expensed as incurred.
Share-Based Compensation
We account for share-based compensation in accordance with ASC 718 - Compensation - Stock Compensation. Under the fair value recognition provisions of this guidance, share-based compensation is measured at the grant date based on the fair value of the award and is recognized as expense, net of estimated forfeitures, over the requisite service period, which is generally the vesting period of the respective award.
Determining the fair value of share-based awards at the grant date requires judgment. The determination of the grant date fair value of restricted share units (or "RSU's") is based on the share price on the grant date. We use the Black-Scholes option-pricing model to determine the fair value of share options. The determination of the grant date fair value of options using an option-pricing model is affected by our estimated ordinary share fair value as well as assumptions regarding a number of other complex and subjective variables.
These variables include the fair value of our ordinary shares, the expected term of the options, our expected share price volatility, risk-free interest rates, and expected dividends, which are estimated as follows:

•
Fair value of our ordinary shares. Prior to the completion of our initial public offering, we estimated the fair value of ordinary shares as discussed in “—Ordinary Share Valuations” below. Following our initial public offering, we established a policy of using the closing sales price per ADS as quoted on the Nasdaq on the date of grant for purposes of determining the fair value of ordinary shares with a floor value of 95% of the average of the closing sales price per ADS for the 20 trading days preceding the grant.

•
Expected term. The expected term represents the period that our share-based awards are expected to be outstanding. As we do not have sufficient historical experience for determining the expected term of the ordinary share option awards granted, we have based our expected term on the simplified method, which represents the average period from vesting to the expiration of the award.

•
Expected volatility. Prior to our initial public offering, as we did not have a trading history for our ordinary shares, the expected share price volatility for our ordinary shares was estimated by taking the average historic price volatility for industry peers based on daily price observations over a period equivalent to the expected term of the ordinary share option grants. From the initial public offering, the expected share price volatility takes into account the Criteo closing share price from the initial public offering date to the grant date and closing share price of industry peers for the remaining expected term of the ordinary share option grant.

•	Risk-free rate. The risk-free interest rate is based on the yields of France Treasury securities with maturities similar to the expected term of the options for each option group.

•	Dividend yield. We have never declared or paid any cash dividends and do not presently plan to pay cash dividends in the foreseeable future. Consequently, we used an expected dividend yield of zero.
If any of the assumptions used in the Black-Scholes model changes significantly, share-based compensation for future awards may differ materially compared with the awards granted previously.

The following table presents the weighted-average assumptions used to estimate the fair value of options granted during the periods presented:

Year Ended December 31,
	2013	2014	2015
Volatility	50.0% – 50.1%	41.5% – 44.5%	39.4% – 40.6%
Risk-free interest rate	1.80% – 2.40%	0.43% – 1.90%	(0.06)% – 0.52%
Expected life (in years)	8 years	6 years	6 years
Dividend yield	—%	—%	—%
Ordinary Share Valuations
Prior to our initial public offering, the fair value of the ordinary shares underlying our share options was determined by our board of directors, which intended all options granted to be exercisable at a price per share not less than the per share fair value of our ordinary shares underlying those options on the date of grant. The valuations of our ordinary shares were determined in accordance with the guidelines outlined in the American Institute of Certified Public Accountants Practice Aid, Valuation of Privately-Held- Company Equity Securities Issued as Compensation. The assumptions we used in the valuation model were based on future expectations combined with management judgment. In the absence of a public trading market, our board of directors with input from management exercised significant judgment and considered numerous objective and subjective factors to determine the fair value of our ordinary shares as of the date of each option grant, including the following factors:

•	Contemporaneous third-party valuations performed at periodic intervals by a valuation firm conducted as of September 12, 2012, December 31, 2012, March 31, 2013 and July 31, 2013;

•	the prices, rights, preferences and privileges of our preferred shares relative to the ordinary shares;

•	the purchases of preferred shares by venture capital firms;

•	our operating and financial performance and forecast;

•	current business conditions;

•	significant new client wins;

•	our stage of development;

•	the likelihood of achieving a liquidity event for the ordinary shares underlying these share options, such as an initial public offering or sale of our company, given prevailing market conditions;

•	any adjustment necessary to recognize a lack of marketability for our ordinary shares;

•	the market performance of comparable publicly-traded technology companies; and

•	U.S. and global capital market conditions.
Recent Accounting Pronouncements
For a discussion of recent accounting pronouncements applicable to us, see note 1 to our audited consolidated financial statements beginning on page F-1.

Results of Operations for the Years Ended December 31, 2013, 2014 and 2015
Revenue

	Year Ended December 31,			% change
	2013	2014	2015	2013 vs 2014	2014 vs 2015
	(in thousands)
Revenue as reported	$589,418	$988,249	$1,323,169	67.7%	33.9%
Conversion impact U.S dollar / other currencies			152,061
Revenue at constant currency (*)		988,249	1,475,230		49.3%

Americas
Revenue as reported	163,302	303,436	505,653	85.8%	66.6%
Conversion impact U.S dollar / other currencies			22,080
Revenue at constant currency (*)		303,436	527,733		73.9%

EMEA
Revenue as reported	$315,705	485,986	541,105	53.9%	11.3%
Conversion impact U.S dollar / other currencies			96,777
Revenue at constant currency (*)		485,986	637,882		31.3%

Asia-Pacific
Revenue as reported	$110,411	198,827	276,411	80.1%	39.0%
Conversion impact U.S dollar / other currencies			33,204
Revenue at constant currency (*)		198,827	309,615		55.7%
(*) Growth at constant currency excludes the impact of foreign currency fluctuations and is computed by applying the 2014 average exchange rates for the relevant period to 2015 figures.
2015 Compared to 2014
Revenue for 2015 increased $334.9 million, or 33.9% (or 49.3% on a constant currency basis), compared to 2014. Revenue from new clients contributed 40.2% to the global year-over-year revenue growth while revenue from existing clients contributed 59.8% to the global year-over-year revenue growth. This increase in revenue was primarily due to our technology improvements and our ability to engage seamlessly with end-customers across desktop and mobile devices, which helped generate more revenue per client, in particular from our existing clients. Our continuing ability to convert a large portion of our clients to uncapped budgets was also a key driver of the increase in revenue per client.
The year-over-year increase was the result of our rapid growth across all geographies. Our revenue in the Americas region increased 66.6% (or 73.9% on a constant currency basis) to $505.7 million for 2015 compared to 2014, as large clients continued to increase their spend with us and our midmarket segment continued its triple-digit growth across the Americas. Our revenue in the EMEA region increased 11.3% (or 31.3% on a constant currency basis) to $541.1 million for 2015 compared 2014, as we signed several large and midmarket clients in the region and continued to grow our revenue from existing clients across client segments and markets. Our revenue in the Asia-Pacific region increased 39.0% (or 55.7% on a constant currency basis) to $276.4 million for 2015 compared to 2014 , as we continued to expand our business with existing clients, in particular in Japan, and saw very fast growth in South-East Asia throughout the year.
Additionally, our $1,323.2 million of revenue for 2015 was negatively impacted by $152.1 million of currency fluctuations, particularly as a result of the strengthening of the U.S. dollar compared to the Japanese Yen, the Brazilian Real, and the Euro.
Over 100% of this year-over-year growth in revenue on a constant revenue basis was attributable to an increased volume of clicks delivered on the advertising banners displayed by us.

2014 Compared to 2013
Revenue for 2014 increased $398.8 million, or 67.7% (or 70.3% on a constant currency basis), compared to 2013. Revenue from new clients contributed 34.3% to the global year-over-year revenue growth while revenue from existing clients contributed 65.7% to the global year-over-year revenue growth. This increase in revenue was due in part to our technology improvements and our ability to engage seamlessly with end-customers across desktop and mobile screens, which helped generate more revenue per client, in particular from our existing clients. Our ability to convert a large portion of our clients to uncapped budgets was also a key driver of the increase in revenue per client.
The year-over-year increase was the result of our rapid growth across all geographies. Our revenue in the Americas region increased 85.8% to $303.4 million for 2014 compared to 2013, as our solution continued to gain significant traction among large clients in the United States and as mid-market clients continued to ramp-up. Our revenue in the EMEA region increased 53.9% to $486.0 million for 2014 compared 2013, primarily driven by increased penetration in our Western European core markets, including mid-market clients.
Our revenue in the Asia-Pacific region increased 80.1% to $198.8 million for 2014 compared to 2013 which was largely driven by new clients in the region. Revenue from new clients contributed 27.4% to the year-over-year revenue growth. Revenue from existing clients contributed 72.6% to the year-over-year revenue growth. In the Asia-Pacific region, our business with existing clients benefited specifically from our technology improvements and our ability to engage seamlessly with end-customers across desktop and mobile screens.
Additionally, our $988.2 million of revenue for 2014 was negatively impacted by $15.7 million of currency fluctuations, particularly as a result of the strengthening of the U.S.dollar compared to the Japanese Yen, the Pound Sterling and the Brazilian Real.
100% of this year-over-year growth in revenue was attributable to an increased volume of clicks delivered on the advertising banners displayed by us. Changes in 2014 revenue due to pricing were immaterial.

Cost of Revenue

	Year Ended December 31,			% change
	2013	2014	2015	2013 vs 2014	2014 vs 2015
	(in thousands, except percentages)
Traffic acquisition costs	$(351,759)	$(585,492)	(789,152)	66.4%	34.8%
Other cost of revenue	$(29,150)	$(47,948)	(62,201)	64.5%	29.7%
% of revenue	(64.6)%	(64.1)%	(64.3)%
Gross profit %	35.4%	35.9%	35.7%
2015 Compared to 2014
Cost of revenue for 2015 increased $217.9 million, or 34.4%, compared to 2014. This increase was primarily the result of a $203.7 million, or 34.8% (or 50.2% on a constant currency basis), increase in traffic acquisition costs and a $14.3 million, or 29.7% (or 39.3% on a constant currency basis), increase in other cost of revenue.
The increase in traffic acquisition costs related primarily to an increase of 28.1% in cost per impression (or CPM) as well as a 5.2% increase in the number of impressions we purchased, in particular from publishers with whom we have direct relationships, including PuMP, and to a lesser extent from the main real-time bidding exchanges. The year-over-year increase in average CPM was not only driven by price dynamics but was largely a function of the improving quality of the inventory as well as the evolving formats of ad units available to us on an individual basis. The increase in other cost of revenue includes a $5.7 million increase in hosting costs, a $8.4 million increase in allocated depreciation and amortization expense and a $0.5 million increase in other cost of sales, partially offset by a $0.3 million decrease in data acquisition costs.
We consider revenue ex-TAC as a key measure of our business activity. Our strategy focuses on maximizing the growth of our revenue ex-TAC on an absolute basis over maximizing our near-term gross margin, as we believe this focus builds sustainable long-term value for our business by fortifying a number of our competitive strengths, including access to advertising inventory, breadth and depth of data and continuous improvement of the Criteo Engine’s performance, allowing it to deliver more relevant advertisements at scale. As a part of this focus, we continue to invest in building relationships with direct publishers and pursue access to leading advertising exchanges. Our performance-based business model provides it with significant control over our level of revenue ex-TAC margin, which we seek to optimize in order to maximize revenue ex-TAC growth on an absolute basis in accordance with our strategic focus.
2014 Compared to 2013
Cost of revenue for 2014 increased $252.5 million, or 66.3%, compared to 2013. This increase was primarily the result of a $233.7 million, or 66.4% (or 69.3% on a constant currency basis), increase in traffic acquisition costs and a $18.8 million, or 64.5% (or 66.2% on a constant currency basis), increase in other cost of revenue.
The increase in traffic acquisition costs related primarily to the 32.5% increase in cost per impression (or CPM) as well as a 25.6% increase in the number of impressions we purchased, in particular from publishers with whom we have direct relationships, including PuMP, and to a lesser extent from the main real-time bidding exchanges. The increase in other cost of revenue includes a $8.6 million increase in hosting costs, a $11.0 million increase in allocated depreciation and amortization expense and a $0.6 million increase in other cost of sales, partially offset by a $1.5 million decrease in data acquisition costs.

Research and Development Expense

	Year Ended December 31,			% change
	2013	2014	2015	2013 vs 2014	2014 vs 2015
	(in thousands, except percent of revenue)
Research and development expenses	$(42,716)	$(60,075)	$(86,807)	40.6%	44.5%
% of revenue	(7.2)%	(6.1)%	(6.6)%
2015 Compared to 2014
Research and development expense for 2015 increased $26.7 million, or 44.5%, compared to 2014. This increase was primarily the result of a $18.2 million increase in salaries, bonuses, share-based compensation, and other personnel costs primarily due to increased headcount in this function, a $2.5 million increase in subcontracting and other headcount-related costs, a $1.3 million increase in allocated rent and facilities costs, a $3.0 million increase in amortization and depreciation of assets, a $0.4 million increase in consulting and professional fees and a $1.7 million decrease in the French Research Tax Credit partially offset by a $0.4 million decrease in other costs.
2014 Compared to 2013
Research and development expense for 2014 increased $17.4 million, or 40.6%, compared to 2013. This increase was primarily the result of a $12.0 million increase in salaries, bonuses, share-based compensation, and other personnel costs primarily due to increased headcount in this function, a $2.1 million increase in subcontracting and other headcount-related costs, a $1.3 million increase in allocated rent and facilities costs, a $3.7 million increase in amortization and depreciation of assets, a $0.4 million increase in consulting and professional fees and a $0.4 million increase in other costs, partially offset by a $2.5 million increase of the French Research Tax Credit.
Sales and Operations Expense

	Year Ended December 31,			% change
	2013	2014	2015	2013 vs 2014	2014 vs 2015

	(in thousands, except percent of revenue)
Sales and operations expenses	$(109,953)	$(176,927)	$(229,530)	60.9%	29.7%
% of revenue	(18.7)%	(17.9)%	(17.3)%

2015 Compared to 2014
Sales and operations expense for 2015 increased $52.6 million, or 29.7%, compared to 2014. This increase was primarily a result of a $32.8 million increase in salaries, bonuses, share-based compensation, and other personnel-related costs primarily due to increased headcount in this function, a $1.2 million increase in subcontracting and other headcount-related costs, a $3.0 million increase in events, a $1.5 million increase in allocated depreciation and amortization expense, a $10.3 million increase in allocated rent and facilities costs,a $0.2 million increase in consulting and professional fees, a $1.3 million increase in provisions for doubtful receivables, and a $2.3 million increase in other expenses mainly related to other taxes.
2014 Compared to 2013
Sales and operations expense for 2014 increased $67.0 million, or 60.9%, compared to 2013. This increase was primarily a result of a $56.5 million increase in salaries, bonuses, share-based compensation, and other personnel-related costs primarily due to increased headcount in this function, a $0.6 million increase in subcontracting and other headcount-related costs, a $5.2 million increase in events, a $1.3 million increase in allocated depreciation and amortization expense, a $6.5 million increase in allocated rent and facilities costs, a $0.4 million increase in provisions for doubtful receivables, a $0.2 million increase in consulting and professional fees, partially offset by a $3.9  million decrease in other expenses mainly related to 2013 taxes in Brazil that were not incurred again in 2014.

General and Administrative Expense

	Year Ended December 31,			% change
	2013	2014	2015	2013 vs 2014	2014 vs 2015
	(in thousands, except percent of revenue)
General and administrative expenses	$(41,681)	$(64,723)	$(79,145)	55.3%	22.3%
% of revenue	(7.1)%	(6.5)%	(6.0)%
2015 Compared to 2014
General and administrative expense for 2015 increased $14.4 million, or 22.3%, compared to 2014. This increase was primarily a result of a $10.4 million increase in salaries, bonuses, share-based compensation, pension benefits and other personnel-related costs primarily due to increased headcount in this function, a $0.3 million increase in subcontracting and other headcount-related costs, a $1.3 million increase in allocated rent and facilities costs, a $0.4 million increase in allocated depreciation and amortization expense, a $3.2 million increase in consulting and professional fees, a $0.3 million increase in operating taxes and a $0.9 million increase in operating expenses including amortization of implementation fees & non-utilization fees on the revolving credit facility signed in 2015, partially offset by a $2.4 million decrease mainly related to the release of the accrual for the Tedemis earn out payment.
2014 Compared to 2013
General and administrative expense for 2014 increased $23.0 million, or 55.3%, compared to 2013. This increase was primarily a result of a $10.4 million increase in salaries, bonuses, share-based compensation, pension benefits and other personnel-related costs primarily due to increased headcount in this function, a $6.7 million increase in subcontracting and other headcount-related costs, a $1.9 million increase in allocated rent and facilities costs, a $0.4 million increase in allocated depreciation and amortization expense and a $3.6 million increase in consulting and professional fees.
Financial Income (Expense)

	Year Ended December 31,			% change
	2013	2014	2015	2013 vs 2014	2014 vs 2015
	(in thousands, except percent of revenue)
Financial income (expense)	$(9,117)	$11,390	$(4,541)	224.9%	(139.9)%
% of revenue	(1.5)%	1.2%	(3.4)%
2015 Compared to 2014
Financial income for 2015 decreased by $15.9 million, or 139.9% compared to 2014. The significant foreign exchange loss for the period ended December 31, 2015 was mainly a result of the weakening of the Brazilian Real which resulted in losses on intra-group positions denominated in this currency, associated with a higher related cost of hedging and partially offset by the gain realized on the sale of the $70 million remaining from our initial public offering proceeds. At the end of December 2015, the main positions bearing a risk of foreign currency are centralized at the Parent company level and hedged using foreign currency swaps or forward purchases or sales of foreign currencies.
2014 Compared to 2013
Financial income for 2014 increased by $20.5 million, or 224.9% compared to 2013. The significant foreign exchange gain for the period ended December 31, 2014 was a result of the translation of $90 million of our initial public offering proceeds into euros at the foreign exchange closing rate (the euro still remains the Company's functional currency), then translated into U.S. dollars (the Company's presentation currency) according to the average euro / U.S. dollar exchange rate generating a $11.8 million gain, partially offset by the cost of premiums on related hedging instruments.

Provision for Income Taxes

	Year Ended December 31,			% change
	2013	2014	2015	2013 vs 2014	2014 vs 2015
	(in thousands, except percent information)
Provision for income taxes	$(3,203)	$(17,578)	$(9,517)	448.8%	(45.9)%
% of revenue	(0.5)%	(1.8)%	(0.7)%
Effective tax rate	63.5%	27.3%	13.3%
2015 Compared to 2014
The provision for income taxes for 2015 decreased by $8.1 million, or 45.9%, compared to 2014. The annual effective tax rate for 2015 was 13.3%, compared to an annual effective tax rate of 27.3% for 2014. Generally, the annual effective tax rates differ from statutory rates primarily due to the impact of the domestic tax deduction applicable to technology royalty income we received from our subsidiaries, differences in tax rates in foreign jurisdictions, tax loss carryforwards in certain of our foreign subsidiaries and share-based compensation expense.
In 2015, our income before taxes increased by $7.3 million to $71.8 million, compared to 2014, generating a $24.7 million theoretical income tax expense at a nominal standard French tax rate of 34.43%. This theoretical tax expense is impacted primarily by the following items contributing to a $9.5 million effective tax expense and a 13.3% effective tax rate: $7.7 million of deferred tax assets on which we recognized a valuation allowance mainly related to Criteo Ltd, Criteo Singapore Pte. Ltd, Criteo do Brasil and Criteo Advertising (Beijing) Co. Ltd tax losses, $8.3 million in taxes related to our share-based compensation expense, for which no deferred taxes are recognized, $3.1 million related to the French business tax Cotisation sur la Valeur Ajoutée des Entreprises, or “CVAE”, offset by a $10.3 million tax deduction on share options exercised during the period by U.K. and U.S. residents, a $12.5 million tax deduction resulting from technology royalty income we received from our subsidiaries and the recognition or reversal of valuation allowance on deferred tax assets for $12.3 million (including $10.8 million for Criteo Corp.). Please see note 21 to our audited consolidated financial statements for more detailed information on the provision for income taxes.
Amounts recognized in our consolidated financial statements are calculated at the level of each subsidiary within our consolidated financial statements. As at December 31, 2015, the valuation allowance against deferred tax assets amounted to $24.0 million. It mainly related to Criteo Corp. ($12.4 million), Criteo do Brasil ($3.9 million) and Criteo Ltd ($4.7 million).
2014 Compared to 2013
The provision for income taxes for 2014 increased $14.4 million, or 448.8%, compared to 2013. The annual effective tax rate for 2014 was 27.3%, compared to an annual effective tax rate of 63.5% for 2013. Generally, the annual effective tax rates differ from statutory rates primarily due to the impact of the domestic tax deduction applicable to technology royalty income we received from our subsidiaries, differences in tax rates in foreign jurisdictions and tax loss carryforwards in certain of our foreign subsidiaries and share-based compensation expense.
In 2014, our income before taxes increased by $59.4 million to $64.5 million, compared to 2013, generating a $22.2 million theoretical income tax expense at a nominal standard French tax rate of 34.43%. This theoretical tax expense is impacted primarily by the following items contributing to a $17.6 million effective tax expense and a 27.3% effective tax rate: $3.5 million of non-recognition of income tax assets related to Criteo Ltd, Criteo Singapore Pte. Ltd, Criteo do Brasil and Criteo Advertising (Beijing) Co. Ltd tax losses, $6.8 million in taxes related to our share-based compensation expense, for which no deferred taxes are recognized, the “CVAE”, a French business tax, for $2.5 million and other permanent differences for $2.2 million offset by a $10.2 million tax deduction on share options exercised during the period by U.K. and U.S. residents and a $9.0 million tax deduction resulting from technology royalty income we received from our subsidiaries. Please see note 21 to our audited consolidated financial statements for more detailed information on the provision for income taxes.
Amounts recognized in our consolidated financial statements are calculated at the level of each subsidiary within our consolidated financial statements. As at December 31, 2014, the valuation allowance against deferred tax assets amounted to $26.1 million. It mainly related to Criteo Corp. ($13.9 million), Criteo do Brasil ($2.6 million) and Criteo Ltd ($7.7 million).

Net Income

	Year Ended December 31,			% change
	2013	2014	2015	2013 vs 2014	2014 vs 2015
	(in thousands, except percent of revenue)
Net income	$1,839	$46,896	62,276	2,450.1%	32.8%
% of revenue	0.3%	4.7%	4.7%

2015 Compared to 2014
Net income for 2015 increased $15.4 million, or 32.8% compared to 2014. This increase was the result of the factors discussed above, in particular, a $23.3 million increase in income from operations and a $8.1 million decrease in provision for income taxes, partially offset by a $15.9 million decrease in financial income (expense) compared to 2014.
2014 Compared to 2013
Net income for 2014 increased $45.1 million, or 2,450.1%% compared to 2013. This increase was the result of the factors discussed above, in particular, a $38.9 million increase in income from operations as well as a $20.5 million increase in financial income (expense) compared to 2013, partially offset by a $14.4 million increase in provision for income taxes compared to 2013.
Revenue, Traffic Acquisition Costs and Revenue ex-TAC by Region
The following table sets forth our revenue, traffic acquisition costs and revenue ex-TAC by geographic region, including the Americas (North and South America), Europe, Middle East and Africa, or EMEA, and Asia-Pacific:

		Year Ended December 31,
	Region	2013	2014	2015
		(in thousands)
Revenue	Americas	$163,302	$303,436	$505,653
	EMEA	315,705	485,986	541,105
	Asia-Pacific	110,411	198,827	276,411
	Total	$589,418	$988,249	$1,323,169
Traffic acquisition cost	Americas	$(99,977)	$(184,245)	$(308,427)
	EMEA	(186,417)	(280,242)	(313,928)
	Asia-Pacific	(65,365)	(121,005)	(166,797)
	Total	$(351,759)	$(585,492)	$(789,152)
Revenue ex-TAC (1)	Americas	$63,324	$119,191	$197,226
	EMEA	129,289	205,744	227,177
	Asia-Pacific	45,046	77,822	109,614
	Total	$237,659	$402,757	$534,017
(1) We define Revenue ex-TAC as our revenue excluding traffic acquisition costs generated over the applicable measurement period. Revenue ex-TAC and Revenue, Traffic Acquisition Costs and Revenue ex-TAC by Region are not measures calculated in accordance with U.S. GAAP. We have included Revenue ex-TAC and Revenue, Traffic Acquisition Costs and Revenue ex-TAC by Region in this Form 10-K because they are key measures used by our management and board of directors to evaluate operating performance and generate future operating plans. In particular, we believe that the elimination of TAC from revenue and review of these measures by region can provide useful measures for period-to-period comparisons of our core business. Accordingly, we believe that Revenue ex-TAC and Revenue, Traffic Acquisition Costs and Revenue ex-TAC by Region provides useful information to investors and others in understanding and evaluating our results of operations in the same manner as our management and board of directors. Our use of Revenue ex-TAC and Revenue, Traffic Acquisition Costs and Revenue ex-TAC by Region has limitations as an analytical tool, and you should not consider them in isolation or as a substitute for analysis of our financial results as reported under U.S. GAAP. Some of these limitations are: (a) other companies, including companies in our industry which have similar business arrangements, may address the impact of TAC differently; (b) other companies may report Revenue, Traffic Acquisition Costs and Revenue ex-TAC by Region or similarly titled measures but define the regions differently, which reduces their effectiveness as a comparative measure; and (c) other companies may report Revenue ex-TAC or similarly titled measures but calculate them differently, which reduces their usefulness as a comparative measure. Because of these and other limitations, you should consider Revenue ex-TAC and Revenue, Traffic Acquisition Costs and Revenue ex-TAC by Region alongside our other U.S. GAAP financial results, including revenue. The above table provides a reconciliation of revenue ex-TAC by region to revenue by region. Please also refer to footnote 3 to the Other Financial and Operating Data table in “Item 6—Selected Financial Data” of this Form 10-K for a reconciliation of revenue ex-TAC to revenue, the most directly comparable financial measure calculated and presented in accordance with U.S. GAAP.

Constant Currency Reconciliation
Information in this Form 10-K with respect to results presented on a constant currency basis was calculated by translating current period results at prior period average exchange rates. Management reviews and analyzes business results excluding the effect of foreign currency translation because they believe this better represents our underlying business trends. Below is a table which reconciles the actual results presented in this section with the results presented on a constant currency basis:

	Year Ended December 31,			% change
	2013	2014	2015	2013 vs 2014	2014 vs 2015
	(in thousands)
Revenue as reported	$589,418	$988,249	1,323,169	67.7%	33.9%
Conversion impact U.S. Dollar/other currencies	—	15,666	152,061
Revenue at constant currency	$589,418	$1,003,915	$1,475,230	70.3%	49.3%

Traffic acquisition costs as reported	$(351,759)	$(585,492)	(789,152)	66.4%	34.8%
Conversion impact U.S. Dollar/other currencies	—	(10,064)	(90,002)
Traffic acquisition cost at constant currency	$(351,759)	$(595,556)	$(879,154)	69.3%	50.2%

Revenue ex-TAC as reported	$237,659	$402,757	$534,017	69.5%	32.6%
Conversion impact U.S. Dollar/other currencies	—	5,602	62,059
Revenue ex-TAC at constant currency	$237,659	$408,359	$596,076	71.8%	48.0%

Other cost of revenue as reported	$(29,150)	$(47,948)	(62,201)	64.5%	29.7%
Conversion impact U.S. Dollar/other currencies	—	(511)	(4,589)
Other cost of revenue at constant currency	$(29,150)	$(48,459)	$(66,790)	66.2%	39.3%

Unaudited Quarterly Results of Operations
The following tables set forth our unaudited consolidated statement of income data for the last eight quarters, as well as the percentage of revenue for each line item shown. We derived this information from our unaudited interim consolidated financial information, which, in the opinion of management, includes all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the information for the quarters presented. The quarterly results of operations have been prepared by, and are the responsibility of, our management and have not been audited or reviewed by our independent registered public accounting firm. You should read this information together with our audited consolidated financial statements and related notes beginning on page F-1.

	Three Months Ended
	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015
	(in thousands) (unaudited)
Consolidated Statements of Income Data:
Revenue	$208,881	$226,633	$258,245	$294,489	$294,172	$299,306	$332,674	$397,018
Cost of revenue (1)
Traffic acquisition costs	(122,967)	(134,751)	(155,237)	(172,538)	(175,888)	(177,239)	(198,970)	(237,056)
Other cost of revenue	(10,197)	(11,382)	(12,406)	(13,962)	(12,969)	(14,243)	(17,206)	(17,782)
Gross profit	75,717	80,500	90,602	107,989	105,315	107,824	116,498	142,180
Operating expenses (1):
Research and development expenses	(13,734)	(14,846)	(16,248)	(15,247)	(17,846)	(19,853)	(22,442)	(26,665)
Sales and operations expenses	(37,282)	(43,576)	(46,068)	(50,002)	(53,083)	(59,727)	(56,310)	(60,410)
General and administrative expenses	(16,181)	(15,195)	(16,144)	(17,202)	(17,546)	(20,404)	(19,915)	(21,280)
Total operating expenses	(67,197)	(73,617)	(78,460)	(82,451)	(88,475)	(99,984)	(98,667)	(108,355)
Income from operations	8,520	6,883	12,142	25,538	16,840	7,840	17,831	33,825
Financial income (expense)	1,103	1,312	7,502	1,473	3,920	(2,546)	(6,650)	735
Income before taxes	9,623	8,195	19,644	27,011	20,760	5,294	11,181	34,560
Provision for income taxes	(4,390)	(4,865)	(4,205)	(4,118)	(7,143)	(1,365)	(5,388)	4,378
Net income	$5,233	$3,330	$15,439	$22,893	$13,617	$3,929	$5,793	$38,938
Net income available to shareholders of Criteo S.A	4,780	3,061	15,318	22,396	12,982	3,540	5,096	37,936
Other Financial Data:
Revenue ex-TAC (2)	$85,914	$91,882	$103,008	$121,951	$118,284	$122,067	$133,704	$159,962
Adjusted EBITDA (3)	$19,863	$18,161	$26,405	$40,920	$31,806	$23,668	$34,487	$53,477

(1) Cost of revenue and operating expenses include share-based compensation expense, service costs (pension), depreciation and amortization expense and acquisition related deferred price consideration as follows:

	Three Months Ended
	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015
	(in thousands)
Shared-based compensation expense
Research and development expenses	$829	$668	$1,315	$870	$1,478	$1,162	$1,714	$2,167
Sales and operations expenses	2,561	2,812	3,365	3,553	3,454	2,903	1,715	3,606
General and administrative expenses	1,068	(233)	1,074	1,719	1,385	1,260	1,171	1,975
Total shared-based compensation expense	$4,458	$3,247	$5,754	$6,142	$6,317	$5,325	$4,600	$7,748

Service costs (pension)
Research and development expenses	$68	$18	$42	$38	$42	$40	$41	$40
Sales and operations expenses	36	56	50	45	39	39	37	38
General and administrative expenses	45	26	33	46	31	31	32	31
Total service cost (pension)	$149	$100	$125	$129	$112	$110	$110	$109

Depreciation and amortization expense
Cost of revenue	$4,532	$4,954	$5,638	$6,331	$5,971	$6,813	$8,503	$8,579
Research and development expenses	564	1,717	1,406	1,262	1,144	1,977	1,690	3,183
Sales and operations expenses	821	834	929	1,080	992	1,112	1,330	1,744
General and administrative expenses	256	278	283	328	321	376	369	461
Total depreciation and amortization expense	$6,173	$7,783	$8,256	$9,001	$8,428	$10,278	$11,892	$13,967

Acquisition-related deferred price consideration
Research and development expenses	$563	$148	$128	$110	$109	$115	$54	$46
Sales and operations expenses	—	—	—	—	—	—	—	—
General and administrative expenses	—	—	—	—	—	—	—	(2,218)
Total acquisition-related deferred price consideration	$563	$148	$128	$110	$109	$115	$54	$(2,172)

(2) We define revenue ex-TAC as our revenue excluding traffic acquisition costs generated over the applicable measurement period. Revenue ex-TAC is not a measure calculated in accordance with U.S. GAAP. Please see footnote 3 to the Other Financial and Operating Data table in “Item 6—Selected Financial Data” of this Form 10-K for more information. Below is a reconciliation of revenue ex-TAC to revenue, the most directly comparable financial measure calculated and presented in accordance with U.S. GAAP.

	Three Months Ended
	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015
	(in thousands)
Reconciliation of Revenue ex-TAC to Revenue:
Revenue	$208,881	$226,633	$258,245	$294,489	$294,172	$299,306	$332,674	$397,018
Adjustment:
Traffic acquisition costs	(122,967)	(134,751)	(155,237)	(172,538)	(175,888)	(177,239)	(198,970)	(237,056)
Revenue ex-TAC	$85,914	$91,882	$103,008	$121,951	$118,284	$122,067	$133,704	$159,962

(3)
We define Adjusted EBITDA as our consolidated earnings before interest, taxes, depreciation and amortization, adjusted to eliminate the impact of share-based compensation expense, service costs (pension) and acquisition-related deferred price consideration. Adjusted EBITDA is not a measure calculated in accordance with U.S. GAAP. Please see footnote 5 to the Other Financial and Operating Data table in “Item 6– Selected Financial Data” of this Form 10-K for more information. Below is a reconciliation of Adjusted EBITDA to net income, the most directly comparable financial measure calculated and presented in accordance with U.S. GAAP.

	Three Months Ended
	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015
	(in thousands)
Reconciliation of Adjusted EBITDA to Net Income:
Net Income	$5,233	$3,330	$15,439	$22,893	$13,617	$3,929	$5,793	$38,938
Adjustments:
Financial (income) expense	(1,103)	(1,312)	(7,502)	(1,473)	(3,920)	2,546	6,650	(735)
Provision for income taxes	4,390	4,865	4,205	4,118	7,143	1,365	5,388	(4,378)
Shared-based compensation expense	4,458	3,247	5,754	6,142	6,317	5,325	4,600	7,748
Service costs (pension)	149	100	125	129	112	110	110	109
Depreciation and amortization expense	6,173	7,783	8,256	9,001	8,428	10,278	11,892	13,967
Acquisition-related deferred price consideration	563	148	128	110	109	115	54	(2,172)
Total net adjustments	14,630	14,831	10,966	18,027	18,189	19,739	28,694	14,539
Adjusted EBITDA	$19,863	$18,161	$26,405	$40,920	$31,806	$23,668	$34,487	$53,477

	Three Months Ended
	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015
	(as a percentage of revenue)
Statements of Operations Data:
Revenue	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of revenue
Traffic acquisition costs	(58.9)	(59.5)	(60.1)	(58.6)	(59.8)	(59.2)	(59.8)	(59.7)
Other cost of revenue	(4.9)	(5.0)	(4.8)	(4.7)	(4.4)	(4.8)	(5.2)	(4.5)
Gross profit	36.2	35.5	35.1	36.7	35.8	36.0	35.0	35.8
Operating expenses:
Research and development expenses	(6.6)	(6.6)	(6.3)	(5.2)	(6.1)	(6.6)	(6.7)	(6.7)
Sales and operations expenses	(17.8)	(19.2)	(17.8)	(17.0)	(18.0)	(20.0)	(16.9)	(15.2)
General and administrative expenses	(7.7)	(6.7)	(6.3)	(5.8)	(6.0)	(6.8)	(6.0)	(5.4)
Total operating expenses	(32.2)	(32.5)	(30.4)	(28.0)	(30.1)	(33.3)	(29.6)	(27.3)
Income from operations	4.1	3.0	4.7	8.7	5.7	2.6	5.5	8.5
Financial income (expense)	0.5	0.6	2.9	0.5	1.3	(0.9)	(2.0)	0.2
Income before taxes	4.6	3.6	7.6	9.2	7.1	1.8	3.5	8.7
Provision for income taxes	(2.1)	(2.1)	(1.6)	(1.4)	(2.4)	(0.5)	(1.6)	1.1
Net income	2.5%	1.5%	6.0%	7.8%	4.6%	1.3%	1.7%	9.8%
Net income available to shareholders of Criteo S.A	2.3%	1.4%	5.9%	7.6%	4.4%	1.2%	1.5%	9.6%

Other Financial Data:
Revenue ex-TAC	41.1%	40.5%	39.9%	41.4%	40.2%	40.8%	40.2%	40.3%
Adjusted EBITDA	9.5%	8.0%	10.2%	13.9%	10.8%	7.9%	10.4%	13.5%

B.	Liquidity and Capital Resources.
Working Capital
The following table summarizes our cash, cash equivalents and short-term investments, accounts receivable and working capital for the periods indicated:

	Year Ended December 31,
	2014	2015

Cash flows provided by operating activities	$116,281	$137,150
Trade receivables, net of allowances	$192,595	$261,581
Working capital (current assets less current liabilities)	$310,922	$305,574
Our cash and cash equivalents at December 31, 2015 were held for working capital and general corporate purposes, which could include acquisitions. The increase in cash and cash equivalents compared with December 31, 2014, primarily resulting from $137.1 in cash from operating activites and $7.8 million positive cash flow from financing activities over the period, which was partially offset by the $101.6 million used for investing activities, including the cash consideration paid for the acquisition of DataPop, $74.5 million in capital expenditures and a $6.6 million outflow relating to changes in other non-current financial assets. In addition, the increase in cash was also offset by a $41.6 million negative impact of changes in foreign exchange rates on our cash position over the period. We do not enter into investments for trading or speculative purposes. Our policy is to invest any cash in excess of our immediate requirements in investments designed to preserve the principal balance and provide liquidity. Accordingly, our cash and cash equivalents are invested primarily in demand deposit accounts and money market funds that are currently providing only a minimal return.
Sources of Liquidity
Our principal sources of liquidity are our cash and cash equivalents and cash generated from operations. Since our inception, we raised a total of $51.1 million aggregate net proceeds from the sale of preferred shares through four private placements. In November 2013, we received aggregate net proceeds before expenses of $269.0 million from our initial public offering. In March 2014, we received aggregate net proceeds before expenses of $22.6 million resulting from our secondary equity offering. We also benefited to a much lesser extent from the proceeds of the exercise of share options and warrants and expect to continue to do so in the future, as such securities are exercised by holders.

We are party to several loan agreements and revolving credit facilities, or RCF, with third-party financial institutions. Our loans and RCF agreements as of December 31, 2015 are presented in the table below:

	Nominal/ Authorized amounts	Amount drawn (RCF only)
Nature	(in thousands)	(in thousands)	Interest rate	Settlement date

Central loan agreements
LCL Loan
June 7, 2013	€8,000	N/A	Fixed: 2.30%	June 7, 2016
BPI Loan
February 20, 2014	€3,000	N/A	Fixed: 2.09%	May 31, 2021
Central RCF
Bpifrance Financement
February 20, 2014	€2,000	€50	Floating rate: EURIBOR 3M + 0.7%	February 28, 2017
Bank Syndicate
September 24, 2015	€250,000	—	Floating rate: EURIBOR / LIBOR + margin depending on leverage ratio	September 23, 2020
China RCF
HSBC RCF
October 3, 2014	RMB 40,000	RMB 25,000	Floating rate: + 10%	N/A
In September 2015, Criteo entered into a five year revolving credit facility for financing general corporate purposes, including acquisitions, for a maximum amount of €250 million ($272.2 million), with a bank syndicate composed of Natixis (coordinator and documentation agent), Le Credit Lyonnais (LCL) (facility agent), HSBC France, Société Générale Corporate & Investment Banking and BNP Paribas (each acting individually as book runners and mandated lead arrangers). This multi-currency revolving credit facility bears interest rate at Euribor or the relevant Libor plus a variable margin (adjusted on the basis of the leverage ratio). As of December 31, 2015, no amounts had been drawn.
We are party to one loan agreement with Le Credit Lyonnais, or LCL, to finance certain capital expenditures. The outstanding principal and interest of 2.3% per annum are payable in equal monthly installments and mature in June 2016. At December 31, 2015, there was €1.4 million ($1.5 million) outstanding on the LCL loan.

In February 2014, we entered into an agreement with Bpifrance Financement (French Public Investment Bank) to support our development. This is a fixed rate seven-year term loan for €3 million ($3.3 million) which will be amortized quarterly after a two-year grace period.

In February 2014 we also entered into a three-year RCF with Bpifrance Financement (French Public Investment Bank). Upon origination, this agreement allowed for a maximum amount of €3 million ($3.3 million) in the first year, decreasing by €1 million ($1.1 million) in each subsequent year. As of December 31, 2015, we are authorized to draw €2 million ($2.2 million). The interest rate is Euribor 3 months plus a 0.70% margin. A 0.30% commitment fee is due on a quarterly basis depending on the amount used. At December 31, 2015, €0.1 million ($0.1 million) had been drawn.

In October 2014, and as amended in May 2015, we entered into a revolving loan facility with HSBC to support the development of our Chinese subsidiary for a total amount RMB 40.0 million ($6.2 million). Interest is determined at a rate equal to the benchmark lending rate effective on the loan drawdown date promulgated by the People’s Bank of China with a 10% mark up and payable when the loan matures. At December 31, 2015, RMB 25.0 million ($5.6 million) have been drawn.

All of these loans are unsecured and contain customary events of default but do not contain any affirmative, financial or negative covenants, with the exception of the RCF entered into in September 2015 revolving credit facility pursuant to which contains covenants, including compliance with a total net debt to adjusted EBITDA ratio and restrictions on the incurrence of additional indebtedness. At December 31, 2015, the level of leverage required is met.
We are also party to short-term credit lines and overdraft facilities with HSBC plc and LCL. We are authorized to draw up to a maximum of $9.4 million ($10.2 million) in the aggregate under the short-term credit lines and overdraft facilities. As of December 31, 2015, we had not drawn on any of these facilities. Any loans or overdraft under these short-term facilities bear interest based on the one month EURIBOR rate or three month EURIBOR rate. As these facilities are exclusively short-term credit and overdraft facilities, our banks have the ability to terminate such facilities on short notice.
Operating and Capital Expenditure Requirements
In 2014 and 2015, our actual capital expenditures were $46.9 million and $74.5 million, respectively, primarily related to the acquisition of data center and server equipment as well as fit out of new offices. We expect our capital expenditures to grow from less than 6% of revenue for 2015 to approximately 5% of revenue for 2016, as we plan to continue to build and maintain additional data center equipment capacity in all regions and significantly increase our redundancy capacity to strengthen our infrastructure.
As part of our strategy to build upon our market and technology leadership, in February 2015, we acquired all of the outstanding shares of DataPop, a Los Angeles-based company specializing in the optimization of shopping campaigns on large search engines. The total consideration paid was $18.3 million for the acquisition and $3.7 million as cash advances.
We believe our existing cash balances will be sufficient to meet our anticipated cash requirements through at least the next 12 months.
Our future working capital requirements will depend on many factors, including the rate of our revenue growth, the amount and timing of our investments in personnel and capital equipment, and the timing and extent of our introduction of new products and product enhancements. If our cash and cash equivalents balances and cash flows from operating activities are insufficient to satisfy our liquidity requirements, we may need to raise additional funds through equity, equity-linked or debt financings to support our operations, and such financings may not be available to us on acceptable terms, or at all. We may also need to raise additional funds in the event we determine in the future to effect one or more acquisitions of businesses, technologies, assets or products. If we are unable to raise additional funds when needed, our operations and ability to execute our business strategy could be adversely affected. If we raise additional funds through the incurrence of indebtedness, such indebtedness would have rights that are senior to holders of our equity securities and could contain covenants that restrict our operations. Any additional equity financing will be dilutive to our shareholders.

Historical Cash Flows
The following table sets forth our cash flows for 2013, 2014 and 2015:

	Year Ended December 31,
	2013	2014	2015
	(in thousands)

Cash flows provided by operating activities	$32,797	$116,281	$137,150
Cash used in investing activities	(37,322)	(75,281)	(101,633)
Cash from financing activities	$261,164	$31,013	$7,811
Operating Activities
Cash provided by operating activities is primarily impacted by the increase in the number of clients using our solution and by the amount of cash we invest in personnel and infrastructure to support the anticipated growth of our business. Cash provided by operating activities has typically been generated from net income and by changes in our operating assets and liabilities, particularly in the areas of accounts receivable and accounts payable and accrued expenses, adjusted for non-cash and non-operating expense items such as depreciation, amortization and share-based compensation, deferred tax assets and income taxes.
In 2015, net cash provided by operating activities was $137.2 million and consisted of net income of $62.3 million, $78.4 million in adjustments for non-cash and non-operating items and $15.2 million of cash provided by working capital, partially offset by $18.8 million of income taxes paid during 2015. Adjustments for non-cash and non-operating items primarily consisted of depreciation and amortization expense of $47.1 million, share-based compensation expense of $24.0 million and 25.2 million of accrued income taxes, partially offset by $15.7 million of changes in deferred tax assets and $2.1 million of change in non current assets. The $15.2 million increase in cash resulting from changes in working capital primarily consisted of a $100.0 million increase in accounts payable and a $22.7 million increase in accrued expenses such as payroll and payroll related expenses and VAT payables, driven primarily by an increase in traffic acquisition costs, and an increase in accrued payroll and payroll related expenses resulting from an increase in the number of our employees. This was partially offset by an increase in accounts receivable resulting in a decrease in cash flow of $83.4 million primarily driven by increased revenue during the year as we continue to expand our operations. Prepaid expenses, VAT receivables, and other current assets also increased by $24.1 million, primarily the result of an increase in our revenue and to a lesser extent, an increase in office rental advance payments.
In 2014, net cash provided by operating activities was $116.3 million and consisted of net income of $46.9 million, $71.5 million in adjustments for non-cash and non-operating items and $4.7 million million of cash provided by working capital, partially offset by $6.8 million of income taxes paid during 2014. Adjustments for non-cash and non-operating items primarily consisted of depreciation and amortization expense of $33.4 million, share-based compensation expense of $19.6 million and $22.9 million of accrued income taxes, partially offset by $5.3 million of changes in deferred tax assets. The $4.7 million increase in cash resulting from changes in working capital primarily consisted of an increase in operating cash flow due to a $70.6 million increase in accounts payable and a $25.7 million increase in accrued expenses such as payroll and payroll related expenses and VAT payables, driven primarily by an increase in traffic acquisition costs, and an increase in accrued payroll and payroll related expenses resulting from an increase in the number of our employees. This was partially offset by an increase in accounts receivable of $83.6 million, primarily driven by increased revenue during the year as we continue to expand our operations and an increase in the average days outstanding of our accounts receivable. Prepaid expenses, VAT receivables, and other current assets also increased by $8.0 million, primarily the result of an increase in our revenue and to a lesser extent, an increase in office rental advance payments.

In 2013, net cash provided by operating activities was $32.8 million  and consisted of net income of $1.8 million, $28.6 million in adjustments for non-cash and non-operating items and $17.2 million of cash provided by working capital, partially offset by $14.9 million of income taxes paid during 2013. Adjustments for non-cash and non-operating items primarily consisted of depreciation and amortization expense of $16.2 million, share-based compensation expense of $9.1 million and $8.1 million of accrued income taxes, partially offset by $4.9 million of changes in deferred tax assets. The $17.2 million increase in cash resulting from changes in working capital primarily consisted of an increase in operating cash flow due to a $44.8 million increase in accounts payable and a $21.6 million increase in accrued expenses such as payroll and payroll related expenses and VAT payables, driven primarily by an increase in traffic acquisition costs, and an increase in accrued payroll and payroll related expenses resulting from an increase in the number of our employees. This was partially offset by an increase in accounts receivable of $41.7 million, primarily driven by increased revenue during the year as we continue to expand our operations and an increase in the average days outstanding of our accounts receivable. Prepaid expenses, VAT receivables, and other current assets also increased by $7.4 million, primarily the result of an increase in our revenue and an increase in transaction costs to be recognized as a deduction from equity in the context of our initial public offering and to a lesser extent, an increase in office rental advance payments.
Investing Activities
Our investing activities to date have consisted primarily of purchases of property and equipment and acquisitions.
In 2015, net cash used in investing activities was $101.6 million and consisted of $74.5 million for purchases of property and equipment, $20.5 million related to the DataPop acquisition and Tedemis earn-out and $6.6 million of bank deposits or lease deposits related to new premises.
In 2014, net cash used in investing activities was $75.3 million and consisted of $46.9 million for purchases of property and equipment, $26.1 million related to the Tedemis and Adquantic acquisitions and $2.3 million composed of bank deposits or lease deposits related to new premises.
In 2013, net cash used in investing activities was $37.3 million and consisted of $29.2 million for purchases of property and equipment, $7.2 million related to the Ad-X acquisition, a $0.9 million interest-bearing bank deposit that has been pledged in relation with a guaranty provided by the depositary bank with regard to the 2008 and 2009 tax reassessment and $0.2 million security deposit related to our new premises in Japan.
Financing Activities
In 2015, net cash provided by financing activities was $7.8 million resulting from $13.8 million from share option exercises, $4.0 million of new loans (China RCF), partially offset by $9.0 million for repayment of indebtedness and $1.0 million of changes in other financial liabilities.
In 2014, net cash provided by financing activities was $31.0 million resulting from $20.2 million in net proceeds from our secondary equity offering in March 2014, $11.4 million from share option exercises, $5.6 million of new loans and $0.3 million of lease deposits, partially offset by $6.5 million for repayment of indebtedness.
In 2013, net cash provided by financing activities was $261.2 million and consisted primarily of $254.0 million of net proceeds from our initial public offering, $1.1 million from share option exercises, $10.6 million from borrowings under a new credit facility, partially offset by repayments of $4.6 million under our credit facilities.

C.	Research and Development, Patents and Licenses, etc.
We invest substantial resources in research and development to enhance our solution and technology infrastructure, develop new features, conduct quality assurance testing and improve our core technology. Our engineering group is primarily located in research and development centers in Paris, France and Palo Alto, California. We expect to continue to expand the capabilities of our technology in the future and to invest significantly in continued research and development efforts. We had 399 employees primarily engaged in research and development at December 31, 2015. Research and development expense totaled $42.7 million, $60.1 million and $86.8 million for 2013, 2014 and 2015, respectively.

D.	Trend Information.
Key Metrics
We review three key metrics to help us monitor the performance of our business and to identify trends affecting our business. These key metrics include number of clients, revenue ex-TAC, and Adjusted EBITDA. We believe these metrics are useful to understanding the underlying trends in our business. The following table summarizes our key metrics for 2013, 2014 and 2015.

	Year Ended December 31,
	2013	2014	2015
	(in thousands, except number of clients)

Number of clients	5,072	7,190	10,198
Revenue ex-TAC	$237,659	$402,757	534,017
Adjusted EBITDA	$41,573	$105,352	143,434
Number of Clients
We define a client to be a unique party from whom we have received an insertion order and delivered an advertisement during the previous 12 months. We believe this criteria best identifies clients who are actively using our solution. We count specific brands or divisions within the same business as distinct clients so long as those entities have separately signed insertion orders with us. On the other hand, we count a client who runs campaigns in multiple geographies as a single client, even though multiple insertion orders may be involved. When the insertion order is with an advertising agency, we generally consider the client on whose behalf the advertising campaign is conducted as the “client” for purposes of this calculation. In the event a client has its advertising spend with us managed by multiple agencies, that client is counted as a single client.
We believe that our ability to increase the number of clients using our solution is an important indicator of our ability to grow revenue over time. While our client count has increased over time, this metric can also fluctuate from quarter to quarter due to the seasonal trends in advertising spend of advertisers and timing and amount of revenue contribution from new clients. Therefore, there is not necessarily a direct correlation between a change in clients in a particular period and an increase or decrease in our revenue.

Revenue ex-TAC
We consider revenue ex-TAC as a key measure of our business activity. Our traffic acquisition costs primarily consist of purchases of impressions from publishers on a CPM basis.
Our management views our revenue ex-TAC as a key measure to evaluate, plan and make decisions on our business activities and sales performance. In particular, we believe that the elimination of TAC from revenue can provide a useful measure for period-to-period comparisons of our core business. Accordingly, we believe that Revenue ex-TAC provides useful information to investors and others in understanding and evaluating our results of operations in the same manner as our management and board of directors. Revenue ex-TAC is not a measure calculated in accordance with U.S. GAAP. Please see footnote 3 to the Other Financial and Operating Data table in “Item 6 – Selected Financial Data” of this Form 10-K for a discussion of the limitations of revenue ex-TAC and a reconciliation of revenue ex-TAC to revenue, the most comparable U.S. GAAP measure, for 2011, 2012, 2013, 2014 and 2015.
Adjusted EBITDA
Adjusted EBITDA represents our earnings before interest, taxes, depreciation and amortization, adjusted to eliminate the impact of share-based compensation expense, service costs (pension) and acquisition-related deferred price consideration. Adjusted EBITDA is a key measure used by management to evaluate operating performance, generate future operating plans and make strategic decisions regarding the allocation of capital. In particular, we believe that the elimination of share-based compensation expense, service costs (pension) and acquisition-related deferred price consideration in calculating Adjusted EBITDA can provide a useful measure for period-to-period comparisons of our core business.
Accordingly, we believe that Adjusted EBITDA provides useful information to investors and others in understanding and evaluating our results of operations in the same manner as our management and board of directors. Adjusted EBITDA is not a measure calculated in accordance with U.S. GAAP. Please see footnote 5 to the Other Financial and Operating Data table in “Item 6 – Selected Financial Data” of this Form 10-K for a discussion of the limitations of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to net income, the most comparable U.S. GAAP measure, for 2011, 2012, 2013, 2014 and 2015.
Highlights and Trends
Revenue
Our revenue for 2015 was $1,323.2 million, a 33.9% increase over 2014 (or 49.3% on a constant currency basis). The increase in revenue over this period was due to new client penetration and the expansion of our business with existing clients in all of our geographic regions, including, the Americas, EMEA, and Asia-Pacific. Specifically, this increase in revenue was primarily due to our continued expansion in the Americas and Asia-Pacific regions where our revenue increased by 66.6% (or 73.9% on a constant currency basis) and 39.0% (or 55.7% on a constant currency basis)respectively for 2015 over 2014.
We believe the global scale of our operations has been a significant contributor to our historical growth. Additionally, we believe significant opportunities exist for us to continue to grow our business in our existing markets and to expand our business into new markets. Specifically, we believe that the Americas and Asia-Pacific regions offer the greatest geographic opportunity for our revenue growth, including both in new and existing markets, both with new and existing clients and both with large and midmarket clients. As a result, we expect international expansion as well as midmarket penetration to continue to be strong contributing factors to our revenue growth. However, as we further increase our penetration in new markets, we may not be able to maintain our current growth rates.

Revenue ex-TAC
We are focused on maximizing our revenue ex-TAC on an absolute basis. We believe this focus builds sustainable long-term value for our business by fortifying a number of our competitive strengths, including access to advertising inventory, breadth and depth of data and continuous improvement of the Criteo Engine’s performance, allowing us to deliver more relevant advertisements at scale. As part of this focus we are continuing to invest in building relationships with direct publishers, and increasing access to leading advertising exchanges, which includes purchasing advertising inventory that may have lower margins on an individual impression basis, but generates incremental revenue ex-TAC. We believe this strategy maximizes the growth of our revenue ex-TAC on an absolute basis and strengthens our market position. We expect our traffic acquisition costs to continue to increase on an absolute basis as we continue to grow our revenue. Our traffic acquisition costs might also increase as a percentage of revenue as we continue to invest in building liquidity and long-term value for our shareholders over optimizing near-term gross margins.
Our revenue ex-TAC for 2015 was $534.0 million, a 32.6% increase over 2014 (or 48.0% on a constant currency basis). This increase reflects strong growth momentum across all regions as we have expanded our presence in our core markets and have entered new markets. In particular, revenue ex-TAC increased by 65.5% (or 72.8% on a constant currency basis) in the Americas for 2015 compared to 2014 primarily driven by our rapid expansion in the United States, with both large and midmarket clients, and the continued growth of our business with existing clients. In the Asia-Pacific region, revenue ex-TAC increased by 40.9% (or 57.2% on a constant currency basis) for 2015 compared to 2014 principally as a result of the continued expansion of our business in Japan and our strong growth in South-East Asia. In addition, revenue ex-TAC increased by 10.4% (or 30.2% on a constant currency basis) in EMEA for 2015 compared to 2014, as we further penetrated our core Western European markets as well as Eastern Europe markets across client segments and continued to grow our business with existing clients. Revenue ex-TAC is not a measure calculated in accordance with U.S. GAAP. Please see footnote 3 to the Other Financial and Operating Data table in “Item 6 – Selected Financial Data” of this Form 10-K for a discussion of the limitations of revenue ex-TAC and a reconciliation of revenue ex-TAC to revenue, the most comparable U.S. GAAP measure.
Adjusted EBITDA
Our Adjusted EBITDA for 2015 was $143.3 million, a 36.1% increase over 2014. Our increase in Adjusted EBITDA for 2015 compared to 2014 was primarily the result of the 32.6% growth in revenue ex-TAC over the period. This increase in Adjusted EBITDA was achieved despite the significant increase in our investments made during 2015, especially in hosting costs, sales and operations expenses and general and administrative expenses, as we continued to expand geographically and have continued scaling our corporate infrastructure to support future growth and our operation as a public company. In the short-term, we expect to continue to invest in our resources and, as a consequence of these increased investments, we anticipate moderate growth in Adjusted EBITDA. Over time, we expect our Adjusted EBITDA to increase as a percentage of our revenue ex-TAC, as we benefit from a larger scale and operating leverage. Adjusted EBITDA is not a measure calculated in accordance with U.S. GAAP. Please see footnote 5 to the to the Other Financial and Operating Data table in “Item 6– Selected Financial Data” of this Form 10-K for a discussion of the limitations of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to net income, the most comparable U.S. GAAP measure.
Number of Clients
Since our inception, we have significantly grown the number of clients with which we do business. Our base of clients increased to more than 10,000 at December 31, 2015, a 42% increase over December 31, 2014. This growth in the number of clients using our solution has been driven by a number of factors, including our global footprint expansion, our continued development of large clients in the retail, travel and classifieds industry verticals, our strong commercial success with midmarket clients and our penetration into new industry verticals. We believe that our ability to increase the number of clients using our solution is a leading indicator of our ability to grow revenue over time. We expect to continue to focus our attention and investment on further growing our client base across all regions and client segments. While we intend to grow our client base across all client segments, we expect midmarket customers to continue to increase their contribution in the mix of our total client base.

Client Retention
We believe our ability to retain and grow revenue from our live clients is a useful indicator of the stability of our revenue base and the long-term value of our client relationships.Our technology solution is designed to enable clients to efficiently and effectively engage and convert consumers through highly targeted and personalized internet display advertisements. We measure our client satisfaction through our ability to retain our clients and the revenue they generate quarter after quarter. We define client retention rate as the percentage of live clients during the previous quarter that continued to be live clients during the current quarter. This metric is calculated on a quarterly basis, and for annual periods, we use an average of the quarterly metrics. We define a live client as a client whose advertising campaign has or had been generating revenue ex-TAC for us on any day over the relevant measurement period. In each of 2013, 2014 and 2015, our client retention rate was approximately 90%. We define our revenue retention rate with respect to a given twelve-month period as (1) revenue recognized during such period from clients that contributed to revenue recognized in the prior twelve-month period divided by (2) total revenue recognized in such prior twelve-month period. Our revenue retention rate was 135%, 147% and 138% for the years ended December 31, 2013, 2014 and 2015, respectively.
Seasonality
Our client base consists primarily of businesses in the online retail, classifieds and travel industries. In the digital retail industry in particular, many businesses devote the largest portion of their budgets to the fourth quarter of the calendar year, to coincide with increased holiday spending by consumers. Our e-commerce retail clients typically conduct fewer advertising campaigns in the first and second quarters than they do in other quarters, while our travel clients typically increase their travel campaigns in the first and third quarters and conduct fewer advertising campaigns in the second quarter than they do in other quarters. As a result, our revenue tends to be seasonal in nature but the impact of this seasonality has been partly offset by our significant growth and geographic expansion. If the seasonal fluctuations become more pronounced, our operating cash flows could fluctuate materially from period to period.

E.	Off-balance Sheet Arrangements.
We do not have any relationships with unconsolidated entities or financial partnerships, including entities sometimes referred to as structured finance or special purpose entities that were established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not engage in trading activities involving non-exchange traded contracts. We therefore believe that we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships.

F.	Tabular Disclosure of Contractual Obligations.
The following table discloses aggregate information about material contractual obligations and periods in which payments were due as of December 31, 2015. Future events could cause actual payments to differ from these estimates.

	Less than 1 year	1 to 5 years	More than 5 years	Total
	(in thousands of U.S. Dollars)

Long-term debt	$5,973	$2,945	$327	$9,245
Finance leases	23	—	—	23
Operating Leases	60,697	144,604	47,128	252,429
- Property leases	25,872	101,486	47,128	174,486
- Hosting leases	31,369	33,709	—	65,078
- Other leases	3,457	9,409	—	12,866
Other financial liabilities	608	—	—	608
Financial derivatives	552	—	—	552
Total	$67,853	$147,549	$47,455	$262,857

The commitment amounts in the table above are associated with contracts that are enforceable and legally binding and that specify all significant terms, including interest on long-term debt, fixed or minimum services to be used, fixed, minimum or variable price provisions, and the approximate timing of the actions under the contracts. The table does not include obligations under agreements that we can cancel without a significant penalty. The current portion of long-term debt (due in less than one year) includes accrued interest of $0.1 million. Pension contributions and cash outflows have not been included in the above table as they have been deemed immaterial.

G.	Safe Harbor.
This Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act and as defined in the Private Securities Litigation Reform Act of 1995. See “Special Note Regarding Forward-Looking Statements.”
Item 7A.    Quantitative and Qualitative Disclosures About Market Risk
We are mainly exposed to changes of foreign currency exchange rate fluctuations.
The functional currency of the Company is the euro, while our reporting currency is the U.S dollars. Consequently, as a first step, since we incur portions of our expenses and derive revenues in currencies other than the euro, we are exposed to foreign currency exchange risk as our results of operations and cash flows are subject to fluctuations in foreign currency exchange rates. Foreign exchange risk exposure also arises from intra-company transactions and financing with subsidiaries that have a functional currency different than the euro. The statements of financial position of consolidated entities having a functional currency different from the U.S. dollar are translated into U.S. dollars at the closing exchange rate (spot exchange rate at the statement of financial position date) and the statement of income, statement of comprehensive income and statement of cash flow of such consolidated entities are translated at the average period to date exchange rate. The resulting translation adjustments are included in equity under the caption “Accumulated Other Comprehensive Income” in the Consolidated Statement of Changes in Equity.
We recognized foreign currency losses of $9.5 million and $6.0 million for the period ended December 31, 2013 and December 31, 2015 respectively. The foreign exchange income of $10.1 million for the period ended December 31, 2014 was a result of the translation of $90 million of our initial public offering proceeds into euros at the foreign exchange closing rate, then translated into the U.S. dollar according to the average exchange rate euro / U.S. dollar generating a $11.8 million gain, partially offset by the cost of premiums on related hedging instruments ($2.9 million).
Since 2013, the Company has had a foreign currency risk management policy in place. The main positions bearing a risk of foreign currency are centralized at the parent company level and hedged using foreign currency swaps or forward purchases or sales of foreign currencies.
For a sensitivity analysis of the impact of foreign currency exchange rates on our net income, please see note 3 to our audited consolidated financial statements included elsewhere in this Form 10-K.
Item 8.    Financial Statements and Supplementary Data
The information required by Item 8 is set forth on pages F-1 through F-56 of this Form 10-K.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
There have been no changes in our independent registered public accounting firm, Deloitte & Associés, or disagreements with our accountants on matters of accounting and financial disclosure.
Item 9A.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this Annual Report on Form 10-K, Criteo carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) under the the Exchange Act. Disclosure controls and procedures are controls and other procedures designed to reasonably assure that information required to be disclosed in our reports filed or submitted under the Exchange Act, such as this Annual Report on Form 10-K, is recorded, processes, summarized and reported within the time periods specified in the SEC's rules and forms.
Disclosure controls and procedures are also designed to reasonably assure that this information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure.
Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2015, our disclosure controls and procedures were effective to provide reasonable assurance.

Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Our management assessed, with the oversight of the Board of Directors, the effectiveness of our internal control over financial as of December 31, 2015. In making this assessment, management used the criteria established in the Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on this assessment, management has concluded that the Company's internal control over financial reporting was effective as of December 31, 2015. The effectiveness of the Company's internal control over financial reporting as of December 31, 2015 has been audited by Deloitte & Associés, an independent registered public accounting firm, as stated in its attestation report, which appears on page F-3 of this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f)under the Exchange Act, that occurred during the quarter ended December 31, 2015, that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.
Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls, will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within Criteo have been detected. These inherent limitations include the realities that judgments in decisions making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies and procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error of fraud may occur and not be detected.
Item 9B.    Other Information
On February 25, 2016, our board of directors adopted the Criteo Executive Bonus Plan, a copy of which is attached hereto as Exhibit 10.15. The summary below is qualified in its entirety by reference to the terms of the Criteo Executive Bonus Plan.
The Criteo Executive Bonus Plan documents the annual incentive program that became effective as of January 1, 2015, and provides our board of directors with the authority to award cash bonus opportunities to executive officers and members of executive management, with respect to a performance period of 12 months, unless otherwise determined by the board of directors. The Criteo Executive Bonus Plan is administered by our board of directors, whose powers include, among other things, the authority to select persons to be granted awards and to construe and interpret the terms and provisions of the Criteo Executive Bonus Plan and any award thereunder in its sole discretion. For awards under the Criteo Executive Bonus Plan, the board of directors establishes performance goals and, if applicable, the threshold, target and maximum levels of performance applicable to each performance goal. The performance goals that may be selected by the board of directors in its discretion include but are not limited to: revenue excluding traffic acquisition costs; adjusted earnings before interest, taxes, depreciation and amortization; cash flow from operating activities; stock price; completion of identified special project(s); client development and retention; and other functional or qualitative goals. Performance goals need not be the same for each participant or group of participants, and may differ based on location, pay grade, and such other factors as the board of directors considers relevant. Our board of directors has the discretion to determine the extent to which any award pursuant to the Criteo Executive Bonus Plan will be adjusted based on a participant’s individual performance or such other factors as it may, in its discretion, deem relevant. Awards for any performance period may be expressed as a dollar amount or as a percentage of the participant’s base salary. Pursuant to the terms of the Criteo Executive Bonus Plan, our board of directors may amend, suspend or terminate such plan at any time.

PART III
Item 10.    Directors, Executive Officers and Corporate Governance
The information required by this item (other than the information set forth in the next paragraph in this Item 10) will be included in our definitive proxy statement with respect to our 2016 Annual Shareholders’ Meeting to be filed with the SEC, and is incorporated herein by reference.
We have adopted a Code of Business Conduct and Ethics (the "Code of Conduct") that is applicable to all of our employees, officers and directors, including our chief executive and senior financial officers. The Code of Conduct is available on our website at criteo.investorroom.com under "Corporate Governance." The Nomination and Corporate Governance Committee of our board of directors is responsible for overseeing the Code of Conduct and is required to approve any waivers of the Code of Conduct for employees, executive officers and directors. We expect that any amendments to the Code of Conduct, or any waivers of its requirements required to be disclosed under the rules of the SEC or Nasdaq will be disclosed on our website.
Item 11.    Executive Compensation
The information called for by this item will be included in our definitive proxy statement with respect to our 2016 Annual Shareholders’ Meeting to be filed with the SEC, and is incorporated herein by reference.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information called for by this item will be included in our definitive proxy statement with respect to our 2016 Annual Meeting of Shareholders to be filed with the SEC, and is incorporated herein by reference.
Item 13.    Certain Relationships and Related Transactions, and Director Independence
The information called for by this item will be included in our definitive proxy statement with respect to our 2016 Annual Meeting of Shareholders to be filed with the SEC, and is incorporated herein by reference.
Item 14.    Principal Accounting Fees and Services
The information called for by this item will be included in our definitive proxy statement with respect to our 2016 Annual Meeting of Shareholders to be filed with the SEC, and is incorporated herein by reference.
PART IV
Item 15.    Exhibits and Financial Statement Schedules
(a) Financial Statements
The financial statements listed in the accompanying Index to Consolidated Financial Statements on page F-1 are filed as part of this Form 10-K. All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(b) Exhibits

		Incorporated by Reference
Exhibit	Description	Schedule/ Form	File Number	Exhibit	File Date
3.1	By-laws (statuts) (English translation)	F-1	333-194347	3.2	March 17, 2014
4.1	Form of Deposit Agreement, including the Form of American Depositary Receipt	F-1	333-191223	4.1	October 2, 2013
4.2#
Multicurrency Revolving Facility Agreement, dated September 24, 2015, among the registrant and BNP Paribas, Crédit Lyonnais (LCL), HSBC France, Natixis and Société Générale Corporate & Investment Banking

4.3#	Agreement to Furnish Debt Instruments
10.1	Commercial Lease between Orosdi and the registrant dated January 20, 2012 (English translation)	F-1	333-191223	10.1	October 2, 2013
10.2	Form of Registration Rights Agreement by and among the registrant and certain investors signatory thereto, dated as of August 30, 2013	F-1	333-191223	10.3	October 23, 2013
10.3†	Form of Indemnification Agreement between the registrant and each of its executive officers and directors	F-1	333-191223	10.4	October 23, 2013
10.4†	Non-Compete Agreement between the registrant and each of Messrs. Rudelle, Le Ouay and Niccoli	F-1	333-191223	10.5	October 2, 2013
10.5†	Stock Option Plans—2009, 2010, 2011, 2012, 2013 (including forms of Stock Option Grant Agreement and Exercise Notice)	F-1	333-191223	10.6	October 2, 2013
10.6†	Stock Option Plan – 2014 (including forms of Stock Option Grant Agreement and Exercise Notice)	S-8	333-197373	99.1	July 11, 2014
10.7#†	Summary of BSA Terms and Conditions	20-F	001-36153	4.7	March 27, 2015
10.8†	Summary of BSPCE Plan	F-1	333-191223	10.8	September 18, 2013
10.9†	2015 Performance-Based Free Share Plan (English Translation)	S-8	333-207658	99.1	October 29, 2015
10.10†	2015 Time-Based Free Share Plan (English Translation)	S-8	333-207658	99.2	October 29, 2015
10.11†	Form of BSA Grant Document (English translation)	F-1	333-191223	10.10	September 18, 2013
10.12†	Form of BSPCE Grant Document (English translation)	F-1	333-191223	10.11	September 18, 2013
10.13#†	Form of Performance-Based Free Share Allocation Letter
10.14#†	Form of Time-Based Free Share Allocation Letter
10.15#†	Criteo Executive Bonus Plan

		Incorporated by Reference
Exhibit	Description	Schedule/ Form	File Number	Exhibit	File Date
10.16†	Employment Agreement between the registrant and Benoit Fouilland, dated November 18, 2011 (English translation)	F-1	333-191223	10.12	October 2, 2013
10.17†	Employment Agreement between the registrant and Eric Eichmann, effective as of March 2013, and related side letters	20-F	001-36153	1.1	March 6, 2014
10.18†	Employment Offer Letter between the registrant and Jean-Baptiste Rudelle, effective as of August 1, 2014	20-F	001-36153	4.14	March 27, 2015
10.19†	Employment Agreement between the registrant and Romain Niccoli, effective as of March 2006, and amendments thereto	20-F	001-36153	4.15	March 27, 2015
21.1#	List of Subsidiaries
23.1#	Consent of Deloitte & Associés
31.1#	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2#	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†	Indicates management contract or compensatory plan.

#	Filed herewith.

*	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CRITEO S.A.

February 29, 2016	By:	/s/ Eric Eichmann
Eric Eichmann
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated below.

Signature	Title	Date

/s/ Eric Eichmann	Chief Executive Officer (Principal Executive Officer)	February 29, 2016
Eric Eichmann

/s/ Benoit Fouiland	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
Benoit Fouilland		February 29, 2016

/s/ Jean-Baptiste Rudelle	Executive Chairman
Jean-Baptiste Rudelle		February 29, 2016

/s/ Dana Evan	Director
Dana Evan		February 29, 2016

/s/ Hubert de Pesquidoux	Director
Hubert de Pesquidoux		February 29, 2016

/s/ Dominique Vidal	Director
Dominique Vidal		February 29, 2016

/s/ James Warner	Director
James Warner		February 29, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Criteo S.A.
Paris, France

We have audited the accompanying consolidated statements of financial position of Criteo S.A. and subsidiaries (the "Company") as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Criteo S.A. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2016 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Associés

Neuilly-sur-Seine, France
February 26, 2016

Represented by Anthony Maarek

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of Criteo S.A.
Paris, France
We have audited the internal control over financial reporting of Criteo S.A. and subsidiaries (the "Company") as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.
Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2015 of the Company and our report dated February 26, 2016 expressed an unqualified opinion on those financial statements.
/s/ Deloitte & Associés

Neuilly-sur-Seine, France
February 26, 2016

Represented by Anthony Maarek

Consolidated Statements of Financial Position

		Year Ended December 31,
	Notes	2014	2015
		(in thousands)
Assets
Current assets:
Cash and cash equivalents	5	$351,827	$353,537
Trade receivables, net of allowances	6	192,595	261,581
Current tax assets	22	3,493	2,714
Other current assets	7	25,517	45,582
Total current assets		573,432	663,414
Property, plant and equipment, net	8	52,239	82,482
Intangible assets, net	9	12,821	16,470
Goodwill	11	27,856	41,973
Non-current financial assets	10	11,527	17,184
Deferred tax assets	21	8,635	20,196
Total non current assets		113,078	178,305
Total assets		$686,510	$841,719

Liabilities and shareholders' equity
Current liabilities:
Trade payables		$164,579	$246,382
Contingencies	12	1,373	668
Current tax liabilities	21	9,676	15,365
Financial liabilities - current portion	14	9,520	7,156
Other current liabilities	13	77,362	88,269
Total current liabilities		262,510	357,840
Deferred tax liabilities	21	1,142	139
Retirement benefit obligation	15	1,243	1,445
Financial liabilities - non current portion	14	5,260	3,272
Total non-current liabilities		7,645	4,856
Total liabilities		270,155	362,696
Commitments and contingencies
Shareholders' equity:
Common shares, €0.025 per value, 60,902,695 and 62,470,881 shares authorized, issued and outstanding at December 31, 2014 and 2015, respectively.		2,008	2,052
Additional paid-in capital		387,972	425,220
Accumulated other comprehensive income (loss)		(31,888)	(69,023)
Retained earnings		56,523	116,076
Equity - attributable to shareholders of Criteo S.A.		414,615	474,325
Non-controlling interests		1,740	4,698
Total equity		416,355	479,023
Total equity and liabilities		$686,510	$841,719
The accompanying notes form an integral part of these consolidated financial statements.

Consolidated Statements of Income

		Year Ended December 31,
	Notes	2013	2014	2015
		(in thousands, except share and per share data)

Revenue		$589,418	$988,249	$1,323,169

Cost of revenue
Traffic acquisition costs	17	(351,759)	(585,492)	(789,152)
Other cost of revenue	17	(29,150)	(47,948)	(62,201)

Gross profit		208,509	354,809	471,816

Operating expenses:
Research and development expenses	17,18	(42,716)	(60,075)	(86,807)
Sales and operations expenses	17,18	(109,953)	(176,927)	(229,530)
General and administrative expenses	17,18	(41,681)	(64,723)	(79,145)
Total operating expenses		(194,350)	(301,725)	(395,482)
Income from operations		14,159	53,084	76,334
Financial income (expense)	20	(9,117)	11,390	(4,541)
Income before taxes		5,042	64,474	71,793
Provision for income taxes	21	(3,203)	(17,578)	(9,517)
Net income		$1,839	$46,896	$62,276

Net income available to shareholders of Criteo S.A.		$1,404	$45,556	$59,553
Net income available to non-controlling interests		$435	$1,340	$2,723

Net income allocated to shareholders per share:
Basic	22	$0.03	$0.77	$0.96
Diluted	22	$0.03	$0.72	$0.91

Weighted average shares outstanding used in computing
per share amounts:
Basic	22	48,692,148	58,928,563	61,835,499
Diluted	22	53,748,108	63,493,260	65,096,486

The accompanying notes form an integral part of these consolidated financial statements.

Consolidated Statements of Comprehensive Income

	Year Ended December 31,
	2013	2014	2015
	(in thousands)

Net income	$1,839	$46,896	62,276
Foreign currency translation differences, net of taxes	15,895	(48,190)	(37,234)
Foreign currency translation differences	15,895	(48,190)	(37,234)
Income tax effect	—	—	—
Actuarial (losses) gains on employee benefits, net of taxes	(52)	435	105
Actuarial (losses) gains on employee benefits	(63)	512	127
Income tax effect	11	(77)	(22)
Financial instruments, net of taxes	(110)	—	—
Fair value change on financial instruments	(130)	—	—
Income tax effect	20	—	—
Comprehensive income (loss)	17,572	(859)	25,147
Attributable to shareholders of Criteo S.A.	17,122	(1,968)	22,418
Attributable to non-controlling interests	$450	$1,109	2,729
The accompanying notes form an integral part of these consolidated financial statements.

Consolidated Statements of Changes in Shareholders’ Equity

	Share capital		Additional paid-in capital	Accumulated other comprehensive (loss) income	Retained earnings	Equity - attributable to shareholders of Criteo S.A.	Non controlling interests	Total equity
	(Common shares)	(in thousands)

Balance at January 1, 2013	47,123,017	$1,550	$69,057	$(94)	$9,555	$80,068	$(324)	$79,744
Net income		—	—	—	1,404	1,404	435	1,839
Other comprehensive income (loss)		—	—	15,718	—	15,718	15	15,733
Issuance of ordinary shares		323	254,804	—	—	255,127	—	255,127
Shared-based compensation		—	8,962	—	—	8,962	167	9,129
Other changes in equity		—	3,981	—	8	3,989	—	3,989
Balance at December 31, 2013	56,856,070	1,873	336,804	15,624	10,967	365,268	293	365,561
Net income		—	—	—	45,556	45,556	1,340	46,896
Other comprehensive income (loss)		—	—	(47,524)	—	(47,524)	(231)	(47,755)
Issuance of ordinary shares		135	31,905	—	—	32,040	—	32,040
Shared-based compensation		—	19,263	—	—	19,263	338	19,601
Other changes in equity		—	—	12	—	12	—	12
Balance at December 31, 2014	60,902,695	2,008	387,972	(31,888)	56,523	414,615	1,740	416,355
Net income		—	—	—	59,553	59,553	2,723	62,276
Other comprehensive income (loss)		—	—	(37,135)	—	(37,135)	6	(37,129)
Issuance of ordinary shares		44	13,726	—	—	13,770	—	13,770
Shared-based compensation		—	23,760	—	—	23,760	229	23,989
Other changes in equity		—	(238)	—	—	(238)	—	(238)
Balance at December 31, 2015	62,470,881	$2,052	$425,220	$(69,023)	$116,076	$474,325	$4,698	$479,023
A portion of consolidated reserves is used from time to time to transfer profits from retained earnings for appropriation purposes. There is no policy of regular transfer.
The accompanying notes form an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2013	2014	2015
	(in thousands)
Net income	$1,839	$46,896	$62,276
Non-cash and non-operating items	28,625	71,544	78,448
Amortization and provisions	16,201	33,365	47,085
Shared-based compensation expense	9,129	19,600	23,989
Net gain or loss on disposal of non-current assets	60	141	(2,127)
Interest accrued	12	23	6
Non-cash financial income and expenses	20	838	22
Change in deferred taxes	(4,909)	(5,315)	(15,748)
Income tax for the period	8,112	22,892	25,221
Change in working capital requirement	17,217	4,661	15,231
(Increase) in trade receivables	(41,739)	(83,646)	(83,420)
Increase in trade payables	44,757	70,557	100,047
(Increase) in other current assets	(7,381)	(7,986)	(24,101)
Increase in other current liabilities	21,580	25,736	22,705
Income taxes paid	(14,884)	(6,820)	(18,805)
Cash from operating activities	32,797	116,281	137,150
Acquisition of intangibles assets, property, plant and equipment	(34,616)	(48,591)	(75,607)
Change in accounts payable related to intangible assets, property, plant and equipment	5,524	1,705	1,128
Payments for acquired business, net of cash	(7,160)	(26,103)	(20,542)
Change in other financial non-current assets	(1,070)	(2,292)	(6,612)
Cash used to investing activities	(37,322)	(75,281)	(101,633)
Issuance of long term borrowings	10,621	5,628	4,023
Repayment of borrowings	(4,592)	(6,525)	(8,980)
Proceeds from capital increase	255,135	31,638	13,768
Change in other financial liabilities	—	272	(1,000)
Cash from financing activities	261,164	31,013	7,811
Change in net cash and cash equivalents	256,639	72,013	43,328
Net cash and cash equivalents - beginning of period	57,079	323,181	351,827
Effect of exchange rate changes on cash and cash equivalents	9,465	(43,367)	(41,618)
Net cash and cash equivalents - end of period	$323,183	$351,827	$353,537

The accompanying notes form an integral part of these consolidated financial statements.

Notes to the Consolidated Financial Statements
Criteo S.A. is a global technology company specialized in digital performance marketing. We strive to deliver post-click sales to our advertiser clients at scale and according to the client's targeted return on investment. In these notes, Criteo S.A. is referred to as the Parent company and together with its subsidiaries, collectively, as "Criteo", the" Company", the "Group", or "we". The Company uses its proprietary predictive software algorithms coupled with its deep insights into expressed consumer intent and purchasing habits to price and deliver highly relevant and personalized performance advertisements to consumers in real time.
Note 1. Principles and Accounting Methods
Basis of Preparation
The Consolidated Financial Statements have been prepared assuming a going concern and using the historical cost principle with the exception of certain assets and liabilities that are measured at fair value in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). The categories concerned are detailed in the following notes.
 Consolidation Methods
We have control over all our subsidiaries, and consequently they are all fully consolidated. Intercompany transactions and balances have been eliminated. The table below presents at each period’s end and for all entities included in the consolidation scope the following information: the country of incorporation and the percentage of voting rights and ownership interests.

		2014		2015
	Country	Voting rights	Ownership Interest	Voting rights	Ownership Interest	Consolidation Method
Parent company
Criteo S.A	France	100%	100%	100%	100%	Parent company
French subsidiary
Criteo France SAS	France	100%	100%	100%	100%	Fully consolidated
Foreign subsidiaries
Criteo Ltd	United Kingdom	100%	100%	100%	100%	Fully consolidated
Criteo Corp	United States	100%	100%	100%	100%	Fully consolidated
Criteo Gmbh	Germany	100%	100%	100%	100%	Fully consolidated
Criteo KK	Japan	66%	66%	66%	66%	Fully consolidated
Criteo Do Brasil LTDA	Brazil	100%	100%	100%	100%	Fully consolidated
Criteo BV	The Netherlands	100%	100%	100%	100%	Fully consolidated
Criteo Pty	Australia	100%	100%	100%	100%	Fully consolidated
Criteo Srl	Italy	100%	100%	100%	100%	Fully consolidated
Criteo Advertising (Beijng) Co. Ltd	China	100%	100%	100%	100%	Fully consolidated
Criteo Singapore Pte. Ltd.	Singapore	100%	100%	100%	100%	Fully consolidated
Ad-X Ltd (*)	United Kingdom	100%	100%	_	_	Fully consolidated
Criteo LLC	Russia	100%	100%	100%	100%	Fully consolidated
Criteo Europa S.L.	Spain	100%	100%	100%	100%	Fully consolidated
Criteo Espana S.L.	Spain	100%	100%	100%	100%	Fully consolidated
Criteo Canada Corp.	Canada	_	_	100%	100%	Fully consolidated
Criteo Reklamcılık Hizmetleri ve Ticaret Anonim Şirketi	Turkey	_	_	100%	100%	Fully consolidated
Criteo MEA FZ-LLC	United Arab Emirates	_	_	100%	100%	Fully consolidated
(*) Ad-X Ltd was liquidated in April 2015.

Functional Currency and Translation of Financial Statements in Foreign Currency
The Consolidated Financial Statements are presented in U.S. dollars, which differs from the functional currency of the Parent, being the Euro. The statements of financial position of consolidated entities having a functional currency different from the U.S. dollar are translated into U.S. dollars at the closing exchange rate (spot exchange rate at the statement of financial position date) and the statements of income, statements of comprehensive income and statements of cash flow of such consolidated entities are translated at the average period to date exchange rate. The resulting translation adjustments are included in equity under the caption “Accumulated other comprehensive income (loss)” in the Consolidated Statements of Changes in Shareholders' Equity.
Conversion of Foreign Currency Transactions
Foreign currency transactions are converted to U.S. dollars at the rate of exchange applicable on the transaction date. At period-end, foreign currency monetary assets and liabilities are converted at the rate of exchange prevailing on that date. The resulting exchange gains or losses are recorded in the Consolidated Statements of Income in “Other financial income (expense)” with the exception of exchange differences arising from monetary items that form part of the reporting entity’s net investment in a foreign operation which are recognized in other comprehensive income (loss); they will be recognized in profit or loss on disposal of the net investment.
Intangible Assets (Excluding Goodwill)
Acquired intangible assets are accounted for at acquisition cost, less accumulated amortization. Acquired intangible assets are primarily composed of software amortized on a straight-line basis over their estimated useful lives comprised between one and three years. Intangible assets are reviewed for impairment whenever events or changes in circumstances such as, but not limited to, significant declines in revenue, earnings or cash flows or material adverse changes in the business climate indicate that the carrying amount of an asset may be impaired.
Costs related to customized internal-use software that have reached the development stage are capitalized. Capitalization of such costs begins when the preliminary project stage is complete and stops when the project is substantially complete and is ready for its intended purpose. In making this determination, several analyses for each phase were performed, including analysis of the feasibility, availability of resources, intention to use and future economic benefits. Amortization of these costs begins when assets are placed in service and is calculated on a straight-line basis over the assets’ useful lives estimated at three to five years.
Our research and development efforts are focused on enhancing the performance of our solution and improving the efficiency of the services we deliver to our clients. All development costs, principally headcount-related costs, are expensed as incurred as management has determined that technological feasibility is reached shortly before our product is available for release to customers .
Property, Plant and Equipment
Property, plant and equipment are accounted for at acquisition cost less cumulative depreciation and any impairment loss.
Depreciation is calculated on a straight-line basis over the assets’ estimated useful lives as follows:
Fixtures and fittings (mainly composed of leasehold improvements).................................. 5 to 10 years
Furniture and equipment (mainly composed of datacenters and office equipment)................ 1 to 5 years
Leasehold improvements are depreciated over their useful life or over the lease term, whichever is shorter.
The gains and losses on disposal of assets are determined by comparing selling price with the net book value of the disposed asset.

Impairment of Assets
Goodwill and Intangible Assets
Goodwill represents the excess of the aggregate purchase price paid over the fair value of the net tangible and intangible assets acquired. Intangible assets that are not considered to have an indefinite useful life are amortized over their useful lives. The Company evaluates the estimated remaining useful lives of purchased intangible assets and whether events or changes in circumstances warrant a revision to the remaining periods of amortization.
Goodwill is not amortized and is tested for impairment at least annually or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The Company has determined that it operates as a single reporting unit and has selected December 31 as the date to perform its annual impairment test.

In the impairment assessment of its goodwill, the Company performs a two-step impairment test, which involves assumptions regarding estimated future cash flows to be derived from the Company. If these estimates or their related assumptions change in the future, the Company may be required to record impairment for these assets. The first step of the impairment test involves comparing the fair value of the reporting unit to its net book value, including goodwill.

If the net book value exceeds its fair value, then the Company would perform the second step of the goodwill impairment test to determine the amount of the impairment loss. The impairment loss to be recognized would be calculated by comparing the implied fair value of the Company to its net book value. In calculating the implied fair value of the Company’s goodwill, the fair value of the Company would be allocated to all of the other assets and liabilities based on their fair values. The excess of the fair value of the Company over the amount assigned to its other assets and liabilities is the implied fair value of goodwill. An impairment loss would be recognized in the Consolidated Statement of Income when the carrying amount of goodwill exceeds its implied fair value.

With respect to intangible assets, acquired intangible assets are accounted for at acquisition cost less cumulative amortization and any impairment loss. Acquired intangible assets are amortized over their estimated useful lives of one to five years on a straight-line method. Intangible assets are reviewed for impairment whenever events or changes in circumstances such as, but not limited to, significant declines in revenue, earnings or cash flows or material adverse changes in the financial and economic environment indicate that the carrying amount of an asset may be impaired.

Property, Plant and Equipment and Impairment of Long-lived Assets
The Company periodically reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset is impaired or the estimated useful life is no longer appropriate. If indicators of impairment exist and the undiscounted projected cash flows associated with an asset are less than the carrying amount of the asset, an impairment loss is recorded to write the asset down to its estimated fair value. Fair value is estimated based on discounted future cash flows.

Leases
The Company leases various facilities under agreements accounted for as operating leases. For leases that contain escalation or rent concessions provisions, management recognizes rent expense during the lease term on a straight-line basis over the term of the lease. The difference between rent paid and straight-line rent expense is recorded as a deferred rent liability in the accompanying Consolidated Statement of Financial Position.
Assets held under capital leases are recorded at the lower of the net present value of the minimum lease payments or at the fair value of the leased asset at the inception of the lease. Amortization expense is computed using the straight-line method over the shorter of the estimated useful life of the asset or the period of the related lease. Principal payments on capital lease obligations are recorded as reduction of capital lease liability in the accompanying consolidated balance sheets, and interest payments are recorded as interest expense which is included in financial income (expense), in the accompanying Consolidated Statements of Operations.
Financial Assets and Liabilities, Excluding Derivative Financial Instruments
Financial assets, excluding cash and cash equivalents, consist exclusively of loans and receivables. Loans and receivables are non-derivative financial assets with a payment, which is fixed or can be determined, not listed on an active market. They are included in current assets, except those that mature more than twelve months after the reporting date.
Loans are measured at amortized cost using the effective interest method. The recoverable amount of loans and advances is estimated whenever there is an indication that the asset may be impaired and at least on each reporting date. If the recoverable amount is lower than the carrying amount, an impairment loss is recognized in the Consolidated Statements of Income.
Financial liabilities are initially recorded at their fair value at the transaction date. Subsequently they are measured at amortized cost using the effective interest method.
We carry our accounts receivable at net realizable value. On a periodic basis, our management evaluates our accounts receivable and determines whether to provide an allowance or if any accounts should be written down and charged to expense as a bad debt. The evaluation is based on, among other factors, a past history of collections, current credit conditions, the ageing of the receivable and a past history of write downs. A receivable is considered past due if we have not received payments based on agreed-upon terms. A higher default rate than estimated or a deterioration in our clients’ creditworthiness could have an adverse impact on our future results. Allowances for doubtful accounts on trade receivables are recorded in “sales and operations expenses” in our Consolidated Statements of Income. We generally do not require any security or collateral to support our receivables.
Derivative financial instruments
We buy and sell derivative financial instruments (mainly put, forward buying and selling) in order to manage and reduce our exposure to the risk of exchange rate fluctuations. We deal only with major financial institutions. Under the ASC 815 – Derivatives and hedging, financial instruments may only be classified as hedges when we can demonstrate and document the effectiveness of the hedging relationship at inception and throughout the life of the hedge.
The effectiveness of the hedge is determined by reference to changes in the value of the derivative instrument and the hedged item. The ratio must remain within 80% to 125%.
Derivative financial instruments are recognized in the balance sheet at their market value on the reporting date in financial current assets or liabilities.

Changes in fair value are recorded as follows:

•
cash flow hedges: the portion of the gain or loss on the financial instrument that is determined to be an effective hedge is recorded directly to equity. The ineffective portion is recorded to the income statement;

•	fair value hedges and financial instruments not designated as hedges : changes in fair value are recorded to the income statement.
Fair value measurements
In accordance with ASC 820 – Fair value measurement, financial instruments are presented in three categories based on a hierarchical method used to determine their fair value : (i) level 1: fair value calculated using quoted prices in an active market for identical assets and liabilities; (ii) level 2: fair value calculated using valuation techniques based on observable market data such as prices of similar assets and liabilities or parameters quoted in an active market; (iii) level 3: fair value calculated using valuation techniques based wholly or partially on unobservable inputs such as prices in an active market or a valuation based on multiples for unlisted companies.
The Company's valuation techniques used to measure the fair value of money market funds and certain short term investments were derived from quoted prices in active markets. The valuation techniques used to measure the fair value of the Company's financial liabilities and all other financial instruments, all of which have counterparties with high credit ratings, were valued based on quoted market prices or model-driven valuations using inputs derived from or corroborated by observable market data.
Cash and Cash Equivalents
Cash includes cash on hand and demand deposits with banks. Cash equivalents include short-term, highly liquid investments, with a remaining maturity at the date of purchase of three months or less for which the risk of changes in value is considered to be insignificant. Demand deposits therefore meet the definition of cash equivalents. Cash equivalents are measured at fair value using level 1 for cash at hand and money market funds using quoted prices, and any changes are recognized in the Consolidated Statements of Income.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash, cash equivalents and accounts receivable. The Company’s cash and cash equivalents are held at major financial institutions that the Company's management has assessed to be of high credit quality. The Company has not experienced any losses in such accounts.
The Company mitigates its credit risk with respect to accounts receivable by performing credit evaluations and monitoring agencies' and advertisers' accounts receivable balances. As of December 31, 2015, no customer accounted for 10% or more of accounts receivable. During the years ended December 31, 2015, 2014 and 2013, no single customer represented 10% or more of revenue.

Employee Benefits
Depending on the laws and practices of the countries in which we operate, employees may be entitled to compensation when they retire or to a pension following their retirement. For state-managed plans and other defined contribution plans, we recognize them as expenses when they become payable, our commitment being limited to our contributions.
The liability with respect to defined benefit plans is estimated using the following main assumptions:

•	discount rate;

•	future salary increases; and

•	employee turnover.
Service costs are recognized in profit or loss and are allocated by function.
Actuarial gains and losses are recognized in other comprehensive income and subsequently amortized into the income statement over a specified period, which is generally the expected average remaining service period of the employees participating in the plan. Actuarial gains and losses arise as a result of changes in actuarial assumptions or experience adjustments (differences between the previous actuarial assumptions and what has actually occurred).
Contingencies
We recognize contingencies in accordance with ASC 450 - Contingencies, if the following two conditions are met:

•	information available before the financial statements are issued indicates that it is probable that an asset had been impaired or a liability had been incurred at the date of the financial statements;

•	the amount of loss can be reasonably estimated
With respect to litigation and claims that may result in a provision to be recognized, we exercise significant judgment in measuring and recognizing provisions or determining exposure to contingent liabilities that are related to pending litigation or other outstanding claims. These judgment and estimates are subject to change as new information becomes available.
 Revenue Recognition
We sell personalized display advertisements featuring product-level recommendations either directly to clients or to advertising agencies, which we collectively refer to as our clients, and generate revenue when a user clicks on the banner ad. We price our advertising campaigns on a cost per click (“CPC”) model based on the number of clicks generated by users on each advertising campaign.
Revenue is recognized when the related services are delivered based on the specific terms of the contract, which are commonly based on specified CPCs and related campaign budgets. We recognize revenue when four basic criteria are met: (1) persuasive evidence exists of an arrangement with the client reflecting the terms and conditions under which the services will be provided; (2) services have been provided or delivery has occurred; (3) the fee is fixed or determinable; and (4) collection is reasonably assured. Collectability is assessed based on a number of factors, including the creditworthiness of a client, the size and nature of a client’s website and transaction history. Amounts billed or collected in excess of revenue recognized are included as deferred revenue. An example of this deferred revenue would be arrangements where clients request or are required by us to pay in advance of delivery.

We recognize revenue from the delivery of display advertisements in the period in which the display advertisements are delivered. Specifically, we recognize revenue for display ad delivery through our solution once the consumer clicks on the personalized banner displayed by us on the client’s website for CPC ad campaigns. For CPC ad campaigns, sales are valued at the fair value of the amount received. Rebates and discounts granted to clients, along with free or extended advertising campaigns, are recorded as a deduction from revenue.
The determination of whether revenue should be reported on a gross or net basis is based on an assessment of whether we are acting as the principal or an agent in our transactions. In determining whether we act as the principal or an agent, we follow the accounting guidance for principal-agent considerations. The determination of whether we are acting as a principal or an agent in a transaction involves judgment and is based on an evaluation of the terms of each arrangement. While none of the factors individually are considered presumptive or determinative, because we are the primary obligor and are responsible for (1) identifying and contracting with third-party clients; (2) establishing the selling prices of the display advertisements sold; (3) performing all billing and collection activities, including retaining credit risk; and (4) bearing sole responsibility for fulfillment of the advertising and the inventory risk, we act as the principal in these arrangements and therefore report revenue earned and costs incurred related to these transactions on a gross basis.
Cost of Revenue
Our cost of revenue primarily includes traffic acquisition costs and other cost of revenue.
Traffic Acquisition Costs.    Traffic acquisition costs consist primarily of purchases of impressions from publishers on a CPM basis. We purchase impressions directly from publishers or third-party intermediaries, such as advertisement exchanges. We recognize cost of revenue on a publisher by publisher basis as incurred. Costs owed to publishers but not yet paid are recorded in our Consolidated Statements of Financial Position as trade payables and other current liabilities. Under our current agreements with our publishers, we only commit to purchase a defined volume of impressions from any given publisher to the extent that a pre-determined click through rate, or CTR, is reached. If the publisher fails to reach the targeted volume of impressions, we can either terminate the agreement or reduce our commitment to buy impressions accordingly.
Other Cost of Revenue.    Other cost of revenue includes expenses related to third-party hosting fees, depreciation of data center equipment and data purchased from third parties.
Share-Based Compensation
Shares, employee share options and employee and non-employee warrants are primarily awarded to our employees or directors. As required by ASC 718 – Compensation – Stock Compensation, these awards are measured at their fair value on the date of grant. The fair value is calculated with the most relevant formula regarding the settlement and the conditions of each plan. The fair value is recorded in personnel expenses (allocated by function in the Consolidated Statements of Income) on a straight-line basis over each milestone composing the vesting period with a corresponding increase in shareholders’ equity.
At each closing date, we re-examine the number of options likely to become exercisable. If applicable, the impact of the review of the estimate is recognized in the Consolidated Statements of Income with a corresponding adjustment in equity.

Income Taxes
We elected to classify the French business tax, Cotisation sur la Valeur Ajoutée des Entreprises (“CVAE”), as an income tax in compliance with ASC 740—Income Taxes (“ASC 740”).
The French Research Tax Credit, Crédit d’Impôt Recherche (“CIR”), is a French tax incentive to stimulate research and development (“R&D”). Generally, the CIR offsets the income tax to be paid and the remaining portion (if any) can be refunded at the end of a three-fiscal year period. The CIR is calculated based on the claimed volume of eligible R&D expenditures by us. As a result, the CIR is presented as a deduction to “research and development expenses” in the Consolidated Statements of Income, as the CIR is not within the scope of ASC 740. We have exclusively claimed R&D performed in France for purposes of the CIR.
Income taxes are accounted for under the asset and liability method of accounting. Deferred taxes are recorded on all temporary differences between the financial reporting and tax bases of assets and liabilities, and on tax losses, using the liability method. Differences are defined as temporary when they are expected to reverse within a foreseeable future. We may only recognize deferred tax assets if, based on the projected taxable incomes within the next three years, we determine that it is probable that future taxable profit will be available against which the unused tax losses and tax credits can be utilized. If future taxable profits are considerably different from those forecasted that support recording deferred tax assets, we will have to revise downwards or upwards the amount of deferred tax assets, which would have a significant impact on our financial results. This determination requires many estimates and judgments by our management for which the ultimate tax determination may be uncertain. In accordance with ASC 740, tax assets and liabilities are not discounted. Amounts recognized in the Consolidated Financial Statements are calculated at the level of each tax entity included in the consolidation scope.
Uncertain Tax Positions
The Company follows the guidance of ASC 740, which prescribes a more likely than not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods, and income tax disclosures.
Operating Segments
In accordance with ASC 280 – Segment reporting, segment information reported is built on the basis of internal management data used for performance analysis of businesses and for the allocation of resources (management approach). An operating segment is a component of the Company for which separate financial information is available that is evaluated regularly by our Chief Executive Officer (“CEO”) in deciding how to allocate resources and assessing performance.
Our chief operating decision-maker is our CEO. The CEO reviews consolidated data for revenue, revenue excluding traffic acquisition costs (revenue ex-TAC) and Adjusted EBITDA (earnings before interest, taxes, depreciation and amortization, share-based compensation, service costs (pension) and acquisition-related deferred price consideration) for the purposes of allocating resources and evaluating financial performance.
We have concluded that our operations constitute one operating and reportable segment.
Use of Estimates
Our Consolidated Financial Statements are prepared in accordance with U.S. GAAP. The preparation of our Consolidated Financial Statements requires us to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities, revenue and expenses. We base our estimates and assumptions on historical experience and other factors that we believe to be reasonable under the circumstances. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates.

The most significant areas that require management judgment and estimates relate to (1) the recognition of revenue and particularly, the determination as to whether revenue should be reported on a gross or a net basis; (2) the evaluation of our trade receivables and the recognition of a valuation allowance; (3) the recognition of our deferred tax assets considering the subsidiaries projected taxable profit within the next three years and the potential tax deduction upon future exercises of share-options in certain jurisdictions; (4) the recognition and measurement of goodwill and intangible assets and particularly costs capitalized in relation to our customized internal-use software; and (5) the measurement of share-based compensation.
Earnings Per Share
In accordance with ASC 260—Earnings Per Share, basic earnings per share (“EPS”) are calculated by dividing the net income attributable to shareholders of the Parent by the weighted average number of shares outstanding. The weighted average number of shares outstanding is calculated according to movements in share capital.
 In addition, we calculate diluted earnings per share by dividing the net income attributable to shareholders of the Parent company, Criteo S.A. by the weighted average number of shares outstanding plus any potentially dilutive shares not yet issued.
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (ASU 2014-09), which is a comprehensive revenue recognition standard that will supersede nearly all existing revenue recognition guidance under U.S. GAAP.  The new standard provides a single principles-based, five-step model to be applied to all contracts with customers, which steps are to (1) identify the contract(s) with the customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract and (5) recognize revenue when each performance obligation is satisfied. More specifically, revenue will be recognized when promised goods or services are transferred to the customer in an amount that reflects the consideration expected in exchange for those goods or services.  ASU 2014-09 will be effective, reflecting the one-year deferral, for interim and annual periods beginning after December 15, 2017 (January 1, 2018 for the Company).  Early adoption of the standard is permitted but not before the original effective date. Companies can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. The Company is currently in the process of evaluating the impact that the adoption of ASU 2014-09 will have on its consolidated financial statements and selecting the method of transition to the new standard.
In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”), which requires the cost of issuing debt to no longer be recorded as a separate asset but rather to be presented on the balance sheet as a direct reduction to the carrying value of the related debt liability, similar to the presentation of debt discounts.  ASU 2015-03 will be effective for interim and annual periods beginning after December 15, 2015 (January 1, 2016 for the Company) including retrospective conforming presentation of prior periods presented.  Early adoption of the standard is permitted. The Company does not anticipate that the adoption of ASU 2015-03 will have a material impact on its results of operations, financial position or cash flows.
In April 2015, the FASB issued ASU No. 2015-05, Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement (“ASU 2015-05”), which provides guidance in determining whether fees for purchasing cloud computing services (or hosted software solutions) are considered internal-use software or should be considered a service contract.  The cloud computing agreement that includes a software license should be accounted for in the same manner as internal-use software if customer has contractual right to take possession of the software during the hosting period without significant penalty and it is feasible to either run the software on customer’s hardware or contract with another vendor to host the software. Arrangements that don’t meet the requirements for internal-use software should be accounted for as a service contract. ASU 2015-05 will be effective for interim and annual periods beginning after December 15, 2015 (January 1, 2016 for the Company).  Early adoption of the standard is permitted. The Company does not anticipate that the adoption of ASU 2015-03 will have a material impact on its results of operations, financial position or cash flows.

In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes (“ASU 2015-17”), which requires that all deferred tax liabilities and assets be classified as noncurrent amounts on the balance sheet. ASU 2015-17 will be effective for interim and annuals periods beginning after December 15, 2016 (January 1, 2017 for the Company) and may be applied prospectively or retrospectively. Early adoption of the standard is permitted. The Company early adopted this standard retrospectively on December 31, 2015.
In April 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-08 Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. This ASU changes the threshold for reporting discontinued operations and adds new disclosures. The new guidance defines a discontinued operation as a disposal that “represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results.” The standard is required to be adopted by public business entities in annual periods beginning on or after December 15, 2014, and interim periods within those annual periods. Early adoption is permitted, but only for disposals (or classifications as held for sale) that have not been reported in financial statements previously issued or available for issuance. The adoption of this standard did not have a material impact on the Company’s consolidated financial position and results of operations.
Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s consolidated financial statements upon adoption.

Note 2. Significant Events and Transactions of the Period
Changes in the scope of consolidation
Business combinations
DataPop Acquisition
On February 17, 2015, we acquired all of the outstanding shares of DataPop, Inc., a Los Angeles-based company specializing in the optimization of shopping campaigns on large search engines. The total consideration paid was $22.0 million ($3.7 million as cash advances and $18.3 million for the acquisition of the shares), financed by the available cash resources at the acquisition date. This business combination is accounted for under the acquisition method in accordance with ASC 805 – Business Combinations. The determination of the fair values of assets acquired and liabilities assumed has been performed and the impact of the transaction is reflected in our Consolidated Financial Statements as of December 31, 2015 (Note 11).
Tedemis earn-out
There were additional payments in a total amount of €4.0 million that were contingent upon the achievement of certain milestones as agreed at the acquisition date. These milestones were partially met at the end of the reference period. Therefore, the $4.4 million debt in other current liabilities based on the acquisition earn-out was extinguished by a $2.2 million (€2.0 million) payment in 2015. The remaining $2.2 million (€2.0 million) of the liability was released resulting in $2.2 million of general and administrative income as of December 31, 2015.
Consolidation scope
Creation of Criteo MEA FZ LLC (Dubai), Criteo Reklamcılık Hizmetleri ve Ticaret Anonim Şirketi. (Turkey) and Criteo Canada Corp. (Canada)
These new subsidiaries are 100% held and controlled by the Company. They are included in the Company’s consolidation scope as of December 31, 2015, but their contribution to the Consolidated Financial Statements is not material.
Changes in Group funding
Amendment to Chinese revolving loan facility
In October 2014, we entered into a revolving loan facility with HSBC to support the development of our Chinese subsidiary for a total amount of RMB15.0 million. This facility was increased to RMB 40.0 million in May 2015 (note 14). At December 31, 2015, RMB 25 million ($3.9 million) is drawn.
Group Revolving Credit Facility
On September 24, 2015, Criteo S.A. entered into a Multicurrency Revolving Facility Agreement with BNP Paribas, Crédit Lyonnais (LCL), HSBC France, Natixis and Société Générale Corporate & Investment Banking, as mandated lead arrangers and bookrunners, pursuant to which the lenders have committed to provide a €250 million (or its equivalent in U.S. dollars being $272 million or, subject to the satisfaction of certain conditions, other optional currencies) unsecured revolving credit facility to the Group for general corporate purposes of the group and its subsidiaries, including the funding of business combinations. The implementation fees totaling $2.1 million (€1.9 million) are spread over the term, which is five years. Loans pursuant to the facility will bear interest at a rate equal to the sum of the relevant benchmark rate (being EURIBOR for loans in Euros and LIBOR for loans in U.S. dollars), plus a variable margin (adjusted on the basis of the leverage ratio) plus mandatory costs (if any) of the lenders. The Agreement contains customary mandatory prepayment events, indemnities, representations, covenants (including compliance with a total net debt to adjusted EBITDA ratio and restrictions on the incurrence of additional indebtedness) and events of default.

Note 3. Financial Risk Management
Credit Risk
The maximum exposure to credit risk at the end of each reported period is represented by the carrying amount of financial assets, and summarized in the following table:

	Year Ended December 31,
	2014	2015
	(in thousands)
Cash and cash equivalents	$351,827	$353,537
Trade receivables, net of allowances	192,595	261,581
Other current assets	25,517	45,582
Non-current financial assets	11,527	17,184
Total	$581,466	$677,884
As of December 31, 2015 and 2014, no customer accounted for 10% or more of trade receivables.
We perform ongoing credit evaluations of our customers and do not require collateral. We maintain an allowance for estimated credit losses. During the years ended December 31, 2015 and 2014 , our net change in allowance for doubtful accounts was $2.3 million and $1.4 million, respectively.
Trade Receivables
Credit risk is defined as an unexpected loss in cash and earnings if the client is unable to pay its obligations in due time. We perform internal ongoing credit risk evaluations of our clients. When a possible risk exposure is identified, we require prepayments.
For each period presented, the aging of trade receivables and allowances for potential losses is as follows:

	Year Ended December 31,
	2014				2015
	Gross value	%	Allowance	%	Gross value	%	Allowance	%
	(in thousands)		(in thousands)		(in thousands)		(in thousands)

Not yet due	$140,859	71.7%	$39	(1.0)%	$193,603	72.2%	$—	—
0 - 30 days	$38,436	19.6%	$—	—%	$53,803	20.1%	$—	—
31 - 60 days	$7,521	3.8%	$(60)	1.5%	$8,287	3.1%	$—	—
61 - 90 days	$2,661	1.3%	$(64)	1.6%	$2,574	1.0%	$(2)	—%
> 90 days	$7,048	3.6%	$(3,845)	97.9%	$9,578	3.6%	$(6,262)	100.0%
Total	$196,525	100.0%	$(3,930)	100.0%	$267,845	100.0%	$(6,264)	100.0%
Cash and Cash Equivalents
Cash and cash equivalents are exclusively invested in secure investments such as interest-bearing term deposits.

Market Risk
Foreign Currency Risk
A 10% increase or decrease of the Sterling Pound, the Euro, the Japanese Yen or the Brazilian Real against the U.S. dollar would have impacted the Consolidated Statements of Income in Equity including non-controlling interests as follows:

	Year Ended December 31,
	2013		2014		2015
	(in thousands)
GBP/USD	+10%	-10%	+10%	-10%	+10%	-10%
Net income impact	$(384)	384	$207	$(207)	14	(14)

	Year Ended December 31,
	2013		2014		2015
	(in thousands)
BRL/USD	+10%	-10%	+10%	-10%	+10%	-10%
Net income impact	$(801)	$801	$(111)	$111	$(788)	$788

	Year Ended December 31,
	2013		2014		2015
	(in thousands)
JPY/USD	+10%	-10%	+10%	-10%	+10%	-10%
Net income impact	84	(84)	260	(260)	529	(529)

	Year Ended December 31,
	2013		2014		2015
	(in thousands)
EUR/USD	+10%	-10%	+10%	-10%	+10%	-10%
Net income impact	$1,620	$(1,620)	$4,916	$(4,916)	$5,794	$(5,794)
Counter Party Risk
As of December 31, 2015, we show a positive net cash position. Since 2012, we have utilized a cash pooling arrangement, reinforcing cash management centralization. Investment and financing decisions are carried out by our internal treasury function. We only deal with counterparties with high credit ratings. In addition, under our Investment and Risk Management Policy, investments performed by Criteo with a single counterparty shall not exceed 25% of the total invested portfolio no matter the rating of such counterparty.

Liquidity Risk

	Year Ended December 31, 2014
	Carrying value	Contractual cash flows	Less than 1 year	1 to 5 years	5 years +
	(in thousands)
Trade payables	$164,579	$164,579	$164,579	$—	$—
Other current liabilities	77,362	77,362	77,362	—	—
Financial liabilities	14,780	15,111	8,999	4,655	1,457
Operating lease arrangements	—	79,332	16,139	57,564	5,629
Total	$256,721	$336,384	$267,079	$62,219	$7,086

	Year Ended December 31, 2015
	Carrying value	Contractual cash flows	Less than 1 year	1 to 5 years	5 years +
	(in thousands)
Trade payables	$246,382	$246,382	$246,382	$—	$—
Other current liabilities	88,269	88,269	88,269	—	—
Current and non - current financial liabilities	10,428	10,779	7,254	3,183	342
Operating lease arrangements	—	252,429	60,697	144,604	47,128
Total	$345,079	$597,859	$402,602	$147,787	$47,470

Note 4. Categories of Financial Assets and Financial Liabilities
Financial Assets
The following schedules disclose our financial assets categories for the presented periods:

	Year Ended December 31, 2014
	Carrying Value	Loans and receivables	Assets designated at FVTPL (1)	Fair value
	(in thousands)
Cash and cash equivalents	$351,827	$—	$351,827	$351,827
Trade receivables, net of allowances	192,595	192,595	—	192,595
Other current assets	25,517	25,517	—	25,517
Financial assets	11,527	11,527	—	11,527
Total	$581,466	$229,639	$351,827	$581,466

(1)	Fair value through profit or loss.

	Year Ended December 31, 2015
	Carrying Value	Loans and receivables	Assets designated at FVTPL (1)	Fair value
	(in thousands)
Cash and cash equivalents	$353,537	$—	$353,537	$353,537
Trade receivables, net of allowances	261,581	261,581	—	261,581
Other current assets	45,582	45,582	—	45,582
Financial assets	17,184	17,184	—	17,184
Total	$677,884	$324,347	$353,537	$677,884

(1)	Fair value through profit or loss.
Financial Liabilities

	Year Ended December 31, 2014
	Carrying Value	Amortized Cost	Liabilities designated at FVTPL (1)	Fair value
	(in thousands)
Trade Payables	$164,579	$164,579	$—	$164,579
Other Current liabilities	77,362	77,362	—	77,362
Financial liabilities	14,780	14,037	743	14,780
Total	$256,721	$255,978	$743	$256,721

(1)	Fair value through profit or loss.

	Year Ended December 31, 2015
	Carrying Value	Amortized Cost	Liabilities designated at FVTPL (1)	Fair value
	(in thousands)
Trade Payables	$246,382	$246,382	$—	$246,382
Other Current liabilities	88,269	88,269	—	88,269
Financial liabilities	10,428	9,876	552	10,428
Total	$345,079	$344,527	$552	$345,079
(1)    Fair value through profit or loss.
Fair Value Measurements
We measure the fair value of our cash equivalents, which include money market funds and interest bearing deposits, as level 1 and level 2 measurements because they are valued using quoted market prices and observable market data, respectively.
Financial liabilities include derivative financial instruments used to manage our exposure to the risk of exchange rate fluctuations. These instruments are considered level 2 financial instruments as they are measured using valuation techniques based on observable market data.
Note 5. Cash and Cash Equivalents
The following table presents for each reported period, the breakdown of cash and cash equivalents:

	Year Ended December 31,
	2014	2015
	(in thousands)
Money market funds	$156,708	$54,188
Interest-bearing bank deposits	24,961	114,127
Cash and cash equivalents	170,158	185,222
Total Cash and cash equivalents	$351,827	$353,537
The short-term investments included investments in money market funds and interest –bearing bank deposits which met ASC 230—Statement of Cash flows criteria: short-term, highly liquid investments, for which the risks of changes in value are considered to be insignificant.

Note 6. Trade Receivables
The following table shows the breakdown in trade receivables net book value for the presented periods:

	Year Ended December 31,
	2014	2015
	(in thousands)
Trade accounts receivables	196,525	267,845
(Less) Allowance for doubtful accounts	(3,930)	(6,264)
Net book value at end of period	$192,595	$261,581
Changes in allowance for doubtful accounts are summarized below:

	Year Ended December 31,
	2013	2014	2015
		(in thousands)
Balance at beginning of period	$(1,298)	$(2,529)	$(3,930)
Allowance for doubtful accounts	(1,301)	(2,248)	(2,660)
Reversal of provision	346	910	—
Change in consolidation scope	(166)	(450)	(99)
Currency translation adjustment	(110)	387	425
Balance at end of period	$(2,529)	$(3,930)	$(6,264)
Note 7. Other Current Assets
The following table shows the breakdown in other current assets net book value for the presented periods:

	Year Ended December 31,
	2014	2015
	(in thousands)
Prepayments to suppliers	$663	$2,774
Employee-related receivables	12	94
Taxes receivables	19,545	29,552
Other debtors	1,275	3,687
Prepaid expenses	4,022	9,475
Gross book value at end of period	25,517	45,582
(Less) Allowance for doubtful accounts	—	—
Net book value at end of period	$25,517	$45,582
Taxes receivables are primarily composed of VAT receivables and research tax credit receivables. Prepaid expenses mainly consist of office rental advance payments.

Note 8. Property, Plant and Equipment
Changes in net book value during the presented periods are summarized below:

	Fixtures and fittings	Furniture and equipment	Construction in Progress	Total
	(in thousands)
Net book value at January 1, 2014	$1,599	$31,462	$1,025	$34,086
Additions to tangible assets	1,942	41,247	2,357	45,546
Disposal of tangible assets	(81)	(127)	—	(208)
Depreciation expense	(794)	(22,530)	—	(23,324)
Finance leases	—	122	—	122
Change in consolidation scope	65	49	(29)	85
Currency translation adjustment	(230)	(3,642)	(196)	(4,068)
Transfer into service	—	810	(810)	—
Net book value at December 31, 2014	2,501	47,391	2,347	52,239
Gross book value at end of period	3,657	84,014	2,347	90,018
Accumulated depreciation and impairment at end of period	(1,156)	(36,623)	—	(37,779)
Net book value at January 1, 2015	2,501	47,391	2,347	52,239
Additions to tangible assets	13,408	50,849	3,990	68,247
Disposal of tangible assets net of accumulated depreciation	(53)	(48)	—	(101)
Depreciation expense	(1,840)	(32,487)	—	(34,327)
Finance leases	—	—	—	—
Change in consolidation scope	31	87	—	118
Currency translation adjustment	(488)	(2,936)	(270)	(3,694)
Transfer into service	784	677	(1,461)	—
Net book value at December 31, 2015	$14,343	$63,533	$4,606	$82,482
Gross book value at end of period	15,948	125,968	—	146,522
Accumulated depreciation and impairment at end of period	(1,605)	(62,435)	—	(64,040)
The increase in property plant and equipment (gross book value and accumulated depreciation) mainly includes server equipment in the French, United States, Japanese and Singaporean subsidiaries where the Company’s data centers are located as well as fit out of new office locations in London, New York, Boston and Palo Alto.

Note 9. Intangible assets
Changes in net book value during the presented periods are summarized below:

	Software	Technology and customer relationships	Construction in Progress	Total
	(in thousands)
Net book value at January 1, 2014	$7,141	$1,994	$—	$9,135
Additions to intangible assets	2,705	—	371	3,076
Disposal of intangible assets	—	—	(8)	(8)
Amortization expense	(4,022)	(3,867)	—	(7,889)
Change in consolidation scope	21	10,274	8	10,303
Currency translation adjustment	(723)	(1,045)	(28)	(1,796)
Transfer into service	—	—	—	—
Net book value at December 31, 2014	5,122	7,356	343	12,821
Gross book value at end of period	11,159	11,354	343	22,856
Accumulated depreciation and impairment at end of period	(6,037)	(3,998)	—	(10,035)
Net book value at January 1, 2015	5,122	7,356	343	12,821
Additions to intangible assets	5,645	554	1,172	7,371
Disposal of intangible assets	—	—	—	—
Amortization expense	(3,631)	(6,604)	—	(10,235)
Change in consolidation scope	1	7,800	—	7,801
Currency translation adjustment	(570)	(666)	(52)	(1,288)
Transfer into service	314	—	(314)	—
Net book value at December 31, 2015	$6,881	$8,440	$1,149	$16,470
Gross book value at end of period	15,863	18,538	1,151	35,552
Accumulated depreciation and impairment at end of period	(8,982)	(10,098)	—	(19,080)
Additions to software consist mainly of Microsoft, SAP and Kyriba (new treasury management system) licenses. Additions to technology and customers relationships relate to Datapop identified intangibles further to the purchase price allocation (classified under “Change in consolidation scope”). Amortization on technology and customers relationships concern Datapop, Tedemis and Ad-X Limited ("Ad-X") intangibles resulting from business combinations, including the accelerated amortization expense of Tedemis cookie pool for $1.3 million.

As of December 31, 2015, expected amortization expense for intangible assets in service for the next five years and thereafter is as follows (in thousands:

	Software	Technology and customer relationships	Total
2016	4,015	2,254	6,269
2017	2,262	1,979	4,241
2018	1,950	1,400	3,350
2019	213	687	900
2020	—	561	561
Thereafter	—	—	—
Total	$8,440	$6,881	$15,321

Note 10. Non-Current Financial Assets
Non-current financial assets are mainly composed of (i) an interest-bearing bank deposit amounting to $6.1 million, which is pledged to the benefit of a bank in order to secure the first-demand bank guarantee in connection with our headquarters premises, (ii) guarantee deposits for office rentals and bank deposits resulting from drawings on our loan agreements with Bpifrance Financement (French Public investment bank) for an aggregate amount of $11.1 million. The main changes in non-current financial assets in the period are due to new guarantee deposits for office rentals in New York, Boston and London.

Note 11. Goodwill

Goodwill
(in thousands)
Balance at January 1, 2014	$5,780
Additions to goodwill	25,455
Disposal of goodwill	—
Currency translation adjustment	(3,379)
Impairment expense	—
Balance at December 31, 2014	27,856
Additions to goodwill	16,695
Disposal of goodwill	—
Currency translation adjustment	(2,578)
Impairment expense	—
Balance at December 31, 2015	$41,973
On February 17, 2015, we acquired all of the outstanding shares of DataPop, Inc., a Los Angeles-based company specializing in the optimization of shopping campaigns on large search engines. The total consideration paid was $ 22.0 million ($3.7 million as cash advances and $18.3 million for the acquisition of shares). As a result of the purchase price allocation, a technology asset of $7.8 million was identified. Residual goodwill has been valued at $16.7 million. Acquisition costs amounting to $0.6 million were fully expensed as incurred.
On April 7, 2014, we acquired all the outstanding shares of AdQuantic, a bidding technology company headquartered in Paris. The total consideration paid for the acquisition was $4.1 million (€3.0 million) paid in cash at the acquisition date. Consequently, as of December 31, 2014, further to the purchase price allocation, goodwill was recognized for $3.9 million (€2.8 million) corresponding to the workforce and know-how acquired. Acquisition costs amounting to $0.1 million (€0.1 million) were fully expensed as incurred.
On February 19, 2014, we acquired all the outstanding shares of Tedemis, a leading provider of realtime personalized email marketing solutions that help advertisers turn web visitors into customers. The total consideration paid for the acquisition was $29 million (€21.0 million) composed as follows: $23.4 million (€17.0 million) paid in cash at the acquisition date and $5.5 million (€4.0 million) as deferred consideration, contingent upon certain milestones over a 2 year period. As of December 31, 2014, further to the purchase price allocation the following assets have been identified: technology for $3.9 million (€2.8 million), cookie pool for $6.3 million (€4.6 million) and related deferred taxes for $3.2 million (€2.3 million). Residual goodwill has been valued at $21.6 million (€15.6 million). Acquisition costs were fully expensed as incurred for a total amount of $0.5 million (€0.4 million) (of which $0.1 million (€0.1 million) was incurred during the period ended December 31, 2013).
On July 11, 2013, Criteo completed the acquisition of all the outstanding shares of Ad-X, an English mobile analytics and attribution technology company that allows businesses to track, monitor and create reports with respect to online display advertising campaign performance on mobile devices and applications. The total consideration paid for the acquisition was $12.4 million (£7.9 million), composed as follows: $7.4 million (£4.7 million) paid in cash at the acquisition date, $0.5 million (£0.3 million) paid by installments to one of the sellers with no condition of continued employment, considered as part of the initial purchase price, $4.5 million (£2.9 million) paid by installments at anniversary dates to the sellers unless their employment terminates, considered as post-acquisition compensation expenses. As of December 31, 2013, further to the purchase price allocation, the following assets have been identified: customer relationships for $0.9 million (£0.6 million), technology for $1.5 million (£0.9 million), deferred taxes for $0.5 million (£0.3 million). Residual goodwill has been valued at $5.8 million (£3.5 million). Post-combination remuneration expenses of $3.2 million were recorded and are presented as R&D personnel expenses. Acquisition costs amounting to $0.4 million (£0.3 million) were fully expensed as incurred.
Identified intangibles assets are amortized and an impairment test is performed on the goodwill annually.

Note 12. Contingencies
Changes in provisions during the presented periods are summarized below:

	Provision for employee related litigation	Provision for tax related litigation	Other provisions	Total
	(in thousands)
Balance at January 1, 2013	$469	$676	$—	$1,145
Charges	439	—	—	439
Provision used	—	(3)	—	(3)
Provision released not used	(127)	—	—	(127)
Change in consolidation scope	94	244	—	338
Currency translation adjustments	(94)	(90)	—	(184)
Other	—	(235)	—	(235)
Balance at January 1, 2014	$781	$592	$—	$1,373
Charges	200	44	388	632
Provision used	(487)	—	—	(487)
Provision released not used	(186)	(541)	—	(727)
Change in consolidation scope	—	—	—	—
Currency translation adjustments	(72)	(51)	—	(123)
Other	—	—	—	—
Balance at December 31, 2015	$236	$44	$388	$668
- of which current	$236	$44	$388	$668
- of which non-current	$—	$—	$—	$—
The amount of the provisions represent the management’ best estimate of the future outflow. Provisions are mainly in relation to employee related litigations and other provisions which consist of estimated restoration costs following the end of leases in 2015. The remaining provisions are for tax contingencies. In 2011 we underwent a tax inspection covering the fiscal years 2008 and 2009. At the end of 2011, we received a tax assessment notice for which a provision was recognized for €0.5 million ($0.7 million). Further to another tax inspection in 2013, no significant reassessment was received. The provision was maintained as of December 31, 2013 and 2014 but released upon receipt of the tax notification as of December 31, 2015.

Note 13. Other Current Liabilities
Other current liabilities are presented in the following table:

	Year Ended December 31,
	2014	2015
	(in thousands)
Clients' prepayments	$4,082	$6,244
Employee-related payables	31,342	42,275
Taxes payable	28,799	30,463
Accounts payable relating to capital expenditures	12,598	8,037
Other creditors	105	1,091
Deferred revenue	436	159
Total	$77,362	$88,269
Note 14. Financial Liabilities
The changes in current and non-current financial liabilities during the periods ended December 31, 2014 and December 31, 2015 are illustrated in the following schedules:

	As of December 31, 2013	New borrowings	Repayments	Change in scope	Other(1)	Currency translation adjustment	As of December 31, 2014
	(in thousands)
Borrowings	$6,487	$5,610	$(6,158)	$996	$1,962	$(890)	$8,007
Financial liabilities relating to finance leases	292	—	(344)	—	370	(36)	282
Other financial liabilities	244	512	(240)		27	(55)	488
Financial derivatives	142	—	—	—	675	(74)	743
Financial liabilities - current portion	7,165	6,122	(6,742)	996	3,034	(1,055)	9,520
Borrowings	8,152	18	—	—	(2,349)	(777)	5,044
Financial liabilities relating to finance leases	287	—	—	—	(248)	(14)	25
Other financial liabilities	—	—	—	—	208	(17)	191
Financial liabilities - non current portion	8,439	18	—	—	(2,389)	(808)	5,260
Borrowings	14,639	5,628	(6,158)	996	(387)	(1,667)	13,051
Financial liabilities relating to finance leases	579	—	(344)	—	122	(50)	307
Other financial liabilities	244	512	(240)	—	235	(72)	679
Financial derivatives	142	—	—	—	675	(74)	743
Total	$15,604	$6,140	$(6,742)	$996	$645	$(1,863)	$14,780
 (1) Includes reclassification from non-current to current portion based on maturity of the financial liabilities.

	As of December 31, 2014	New borrowings	Repayments	Change in scope	Other (1)	Currency translation adjustment	As of December 31, 2015
	(in thousands)
Borrowings	$8,007	$4,023	$(8,716)	$1,796	$1,599	$(736)	$5,973
Financial liabilities relating to finance leases	282	—	(258)	—	24	(25)	23
Other financial liabilities	488	—	(1,000)	1,000	174	(54)	608
Financial derivatives	743	—	—	—	(116)	(75)	552
Current portion	9,520	4,023	(9,974)	2,796	1,681	(890)	7,156
Borrowings	5,044	—	—	—	(1,275)	(497)	3,272
Financial liabilities relating to finance leases	25	—	—	—	(24)	(1)	—
Other financial liabilities	191	—	—	—	(174)	(17)	—
Non current portion	5,260	—	—	—	(1,473)	(515)	3,272
Borrowings	13,051	4,023	(8,716)	1,796	324	(1,233)	9,245
Financial liabilities relating to finance leases	307	—	(258)	—	—	(26)	23
Other financial liabilities	679	—	(1,000)	1,000	—	(71)	608
Financial derivatives	743	—	—	—	(116)	(75)	552
Total	$14,780	$4,023	$(9,974)	$2,796	$208	$(1,405)	$10,428
 (1) Includes reclassification from non-current to current portion based on maturity of the financial liabilities.

We are party to several loan agreements and revolving credit facilities, or RCF, with third-party financial institutions. Our loans and RCF agreements are presented in the table below:

	Nominal/ Authorized amounts	Amount drawn as of 12/31/2015 (RCF only)
Nature	(in thousands)		Interest rate	Settlement date

Central loan agreements
LCL Loan
June 7, 2013	€8,000	N/A	Fixed: 2.30%	June 7, 2016
BPI Loan
February 20, 2014	€3,000	N/A	Fixed: 2.09%	May 31, 2021
Central RCF
BPI RCF
February 20, 2014	€2,000	€50	Floating rate: EURIBOR 3M + 0.7%	February 28, 2017
Bank Syndicate RCF
September 24, 2015	€250,000	€—	Floating rate: EURIBOR / LIBOR + margin depending on leverage ratio	September 23, 2020
China RCF
HSBC RCF
May 12, 2015	RMB 40,000	RMB 25,000	Floating rate: + 10%	N/A
In September 2015, Criteo entered into a five year revolving credit facility for financing general corporate purposes, including acquisitions, for a maximum amount of €250 million ($272.2 million), with a bank syndicate composed of Natixis (coordinator and documentation agent), Le Credit Lyonnais (LCL) (facility agent), HSBC France, Société Générale Corporate & Investment Banking and BNP Paribas (each acting individually as bookrunners and mandated lead arrangers). This multi-currency revolving credit facility bears interest rate at Euribor or the relevant Libor plus a variable margin (adjusted on the basis of the leverage ratio). As of December 31, 2015, no amounts had been drawn.
We are party to one loan agreement with Le Credit Lyonnais, or LCL, to finance certain capital expenditures. The outstanding principal and interest are payable in equal monthly installments and mature in June 2016. At December 31, 2015, there was €1.4 million ($1.5 million) outstanding on the LCL loan.
In February 2014, we entered into a agreement with Bpifrance Financement (French Public Investment Bank) to support our development. This is a fixed rate seven-year term loan for €3 million ($3.3 million) which will be amortized quarterly after a two-year grace period.
In February 2014 we also entered into a three-year RCF with Bpifrance Financement (French Public Investment Bank). Upon origination, this agreement allowed for a maximum amount of €3.0 million ($3.3 million) in the first year, decreasing by €1.0 million ($1.1 million) in each subsequent year. As of December 31, 2015, we are authorized to draw €2.0 million ($2.2 million). The interest rate is Euribor 3 months plus a 0.70% margin. A 0.30% commitment fee is due on a quarterly basis depending on the amount used. At December 31, 2015, €0.1 million ($0.1 million) had been drawn.

In October 2014, and as amended in May 2015, we entered into a revolving loan facility with HSBC to support the development of our Chinese subsidiary for a total amount RMB 40.0 million ($6.2 million). Interest is determined at a rate equal to the benchmark lending rate effective on the loan drawdown date promulgated by the People’s Bank of China with a 10% mark up and payable when the loan matures. At December 31, 2015, RMB 25.0 million ($5.6 million) have been drawn.
All of these loans are unsecured and contain customary events of default but do not contain any affirmative, financial or negative covenants, with the exception of the September 2015 revolving credit facility which contains covenants, including compliance with a total net debt to adjusted EBITDA ratio and restrictions on the incurrence of additional indebtedness. At December 31, 2015, we were in compliance with the required leverage ratio.
The following tables show the maturity and allocation by currency of our financial liabilities and cash and cash equivalents.

		Maturity
	Carrying value	2016	2017	2018	2019	2020	2021
	(in thousands)
Borrowings	$9,245	$5,973	$843	$796	$653	$653	$327
Financial liabilities relating to finance leases	23	23	—	—	—	—	—
Other financial liabilities	608	608	—	—	—	—	—
Financial derivatives	552	552	—	—	—	—	—
Financial liabilities	10,428	7,156	843	796	653	653	327
Cash and cash equivalents	353,537	353,537	—	—	—	—	—

		Currency
	Carrying value	EUR	GBP	USD	CNY	JPY	KRW	Other
	(in thousands)
Borrowings	$9,245	$5,349	$—	$—	$3,896	$—	$—	$—
Financial liabilities relating to finance leases	23	23	—	—	—	—	—	—
Other financial liabilities	608	608	—	—	—	—	—	—
Bank overdrafts	—	—	—	—	—	—	—	—
Financial derivatives	552	552	—	—	—	—	—	—
Financial liabilities	10,428	6,532	—	—	3,896	—	—	—
Cash and cash equivalents	353,537	283,301	4,923	21,158	2,855	17,195	2,537	21,568

Note 15. Employee Benefits
Defined Benefit Plans
According to the French law and the Syntec Collective Agreement, French employees are entitled to compensation paid on retirement.
The following table summarizes the changes in the projected benefit obligation:

	Year Ended December 31,
	2013	2014	2015
	(in thousands)
Projected benefit obligation present value—beginning of period	$768	$1,276	$1,245
Service cost	373	492	441
Interest cost	20	33	22
Actuarial losses (gains)	63	(512)	(128)
Change in consolidation scope	—	119	—
Currency translation adjustment	52	(163)	(135)
Projected benefit obligation present value—end of period	$1,276	$1,245	$1,445
The Company does not hold any plan assets for any of the periods presented. The reconciliation of the changes in the present value of projected benefit obligation with the Consolidated Statements of Income for the presented periods is illustrated in the following table:

	Year Ended December 31,
	2013	2014	2015
	(in thousands)
Service cost	$(384)	$(504)	$(441)
Interest cost	(20)	(33)	(22)
Actuarial gains (losses)	(63)	512	128
Total defined benefits plan expenses	(467)	(25)	(335)
Of which:
Accumulated other comprehensive income	(63)	512	128
Amortization of net loss (gain)	11	12	—
Research and development expenses	(145)	(167)	(163)
Sales and operations expenses	(139)	(187)	(153)
General and administrative expenses	(89)	(137)	(125)
Financial income (expense)	$(20)	$(33)	$(22)

The main assumptions used for the purposes of the actuarial valuations are listed below:

	Year Ended December 31,
	2013	2014	2015
Discount rate (Corp AA)	3.2%	1.5%	2.5%
Expected rate of salary increase	5.0%	5.0%	5.0%
Expected rate of social charges	44.0%	44.0% - 47.6%	48.0% - 51.0%
Expected staff turnover	0 - 10%	0 - 15%	0 - 15%
Estimated retirement age	65 years old	65 years old	65 years old
Life table	INSEE - 2003 - 2005	INSEE - 2007 - 2009	TGHF 2005
Defined Contribution Plans
The total expense recognized in the Consolidated Statements of Income represents contributions payable to these plans by us at specified rates.
The Group makes earnings-related payments, in accordance with local customs, to the national organizations responsible for paying pensions and similar financial benefits. The main contributions concern France, the United States for 401k plans and the United Kingdom.

	Year Ended December 31,
	2013	2014	2015
	(in thousands)
Defined contributions plans included in personnel expenses	$(4,154)	$(6,522)	$(8,320)

Note 16. Common shares
We manage our capital to ensure that entities in the Company will be able to continue as a going concern while maximizing the return to stakeholders through the optimization of the debt and equity balance.
Our capital structure consists of financial liabilities (as detailed in Note 14 offset by cash and bank balances) and equity (comprising issued capital, reserves, retained earnings and non-controlling interests).
We are not subject to any externally imposed capital requirements.
Issued Capital
As of December 31, 2015, the Parent’s share capital was composed of 62,470,881 ordinary shares, each with a nominal value of €0.025, i.e. a total amount of €1.6 million, or $2.1 million.
Change in Number of Shares

Number of ordinary shares
Balance at January 1, 2014	56,856,070
Issues of shares under capital increase in cash (1)	525,000
Issues of shares under share option plans (2)	3,521,625
Balance at December 31, 2014	60,902,695
Issues of shares under share option plans (3)	1,568,186
Balance at December 31, 2015	62,470,881
(1) Adopted by Criteo S.A. General Meeting of Shareholders on June 18, 2014 and approved by the Board of Directors on March 21, 2014.
(2) .Adopted by the Board of Directors on January 29, 2014, March 4, 2014, April 23, 2014, July 30, 2014 and December 4, 2014.
(3) .Adopted by the Board of Directors on January 29, 2015, March 19, 2015, April 30, 2015, July 30, 2015, October 29, 2015 and December 17, 2015.

Note 17. Nature of Expenses Allocated by Function
Nature of Expenses Allocated to Cost of Revenue

	Year Ended December 31,
	2013	2014	2015
	(in thousands)
Traffic acquisition cost	$(351,759)	$(585,492)	$(789,152)
Other cost of revenue	(29,150)	(47,948)	(62,201)
Hosting costs	(16,166)	(24,780)	(30,428)
Depreciation and amortization	(10,417)	(21,455)	(29,866)
Data acquisition	(2,067)	(600)	(257)
Other cost of sales	(500)	(1,113)	(1,650)
Total cost of revenue	$(380,909)	$(633,440)	$(851,353)
Nature of Expenses Allocated to Research and Development

	Year Ended December 31,
	2013	2014	2015
	(in thousands)
Personnel expenses	$(31,637)	$(40,075)	$(58,075)
Personnel expense excluding shared-based payment and research tax credit	(31,486)	(41,456)	(54,941)
Share based compensation	(2,721)	(3,682)	(6,520)
Research tax credit	2,570	5,063	3,386
Other cash operating expenses	(9,970)	(14,888)	(21,081)
Subcontracting and other headcount related costs	(5,090)	(8,218)	(12,592)
Rent and facilities costs	(4,431)	(5,765)	(7,107)
Consulting and professional fees	(405)	(765)	(1,201)
Marketing costs	(36)	(97)	(161)
Other	(8)	(43)	(20)
Other non-cash operating expenses	(1,109)	(5,112)	(7,651)
Depreciation and amortization	(1,215)	(4,949)	(7,995)
Net change in other provisions	106	(163)	344
Total research and development expenses	$(42,716)	$(60,075)	$(86,807)

Nature of Expenses Allocated to Sales and Operations

	Year Ended December 31,
	2013	2014	2015
	(in thousands)
Personnel expenses	$(67,726)	$(119,609)	$(150,426)
Personnel expense excluding shared-based payment	(64,007)	(107,318)	(138,748)
Share based compensation	(3,719)	(12,291)	(11,678)
Other cash operating expenses	(38,754)	(52,077)	(71,034)
Subcontracting and other headcount related costs	(12,336)	(17,363)	(20,856)
Rent and facilities costs	(8,776)	(15,684)	(25,542)
Marketing costs	(4,271)	(9,443)	(12,478)
Other	(13,371)	(9,587)	(12,158)
Other non-cash operating expenses	(3,473)	(5,241)	(8,070)
Depreciation and amortization	(2,379)	(3,664)	(5,178)
Net change in provisions for doubtful receivables	(955)	(1,342)	(2,660)
Net change in other provisions	(139)	(235)	(232)
Total sales and operations expenses	$(109,953)	$(176,927)	$(229,530)
Nature of Expenses Allocated to General and Administrative

	Year Ended December 31,
	2013	2014	2015
	(in thousands)
Personnel expenses	$(20,036)	$(29,734)	$(37,670)
Personnel expense excluding shared-based payment	(17,346)	(26,106)	(31,879)
Share based compensation	(2,690)	(3,628)	(5,791)
Other cash operating expenses	(20,444)	(33,430)	(41,814)
Subcontracting and other headcount related costs	(9,984)	(17,452)	(19,963)
Rent and facilities costs	(3,236)	(4,731)	(6,475)
Consulting and professional fees	(6,505)	(10,094)	(12,921)
Other	(719)	(1,153)	(2,455)
Other non-cash operating expenses	(1,202)	(1,559)	339
Depreciation and amortization	(752)	(1,145)	(1,526)
Net change in other provisions	(450)	(414)	(353)
Other	—	—	2,218
Total general and administrative expenses	$(41,682)	$(64,723)	$(79,145)

Note 18. Allocation of Personnel Expenses
Allocation of Personnel Expenses By Function

	Year Ended December 31,
	2013	2014	2015
	(in thousands)
Research and development expenses	$(31,637)	$(40,075)	$(58,075)
Sales and operations expenses	(67,726)	(119,609)	(150,426)
General and administrative expenses	(20,036)	(29,734)	(37,670)
Total personnel expenses	$(119,399)	$(189,418)	$(246,171)
Allocation of Personnel Expenses by Nature

	Year Ended December 31,
	2013	2014	2015
	(in thousands)
Wages and salaries	$(82,884)	$(128,736)	$(170,079)
Severance pay	(1,118)	(2,469)	(1,343)
Social charges	(23,156)	(38,814)	(47,176)
Other social expenses	(1,868)	(3,178)	(6,033)
Acquisition-related deferred price consideration	(3,137)	(950)	(324)
Share based compensation	(9,130)	(19,601)	(23,989)
Profit sharing	(676)	(733)	(613)
Research tax credit (classified as a reduction of R&D expenses)	2,570	5,063	3,386
Total personnel expenses	$(119,399)	$(189,418)	$(246,171)

Note 19. Share-Based Compensation
Share Options Plans and Employee Warrants Grants (BSPCE)
The Board of Directors has been authorized by the general meeting of the shareholders to grant employee warrants (Bons de Souscription de Parts de Créateur d’Entreprise or “BSPCE”) and to implement share options plans as follows:

•	Issuance of 2,112,000 BSPCE, authorized at the General Meeting of Shareholders on October 24, 2008, making available up to 2,112,000 BSPCE until April 24, 2010 (“Plan 1”);

•	Issuance of 1,472,800 BSPCE, authorized at the General Meeting of Shareholders on April 16, 2009, making available up to 1,472,800 BSPCE until October 16, 2010 (“Plan 2”);

•
1,584,000 Share Options, authorized at the General Meeting of Shareholders on September 9, 2009, making available up to 1,584,000 share options until November 8, 2012. This Plan has been amended at the General Meeting of Shareholders on November 16, 2010, making available up to 2,700,000 share options or BSPCE (“Plan 3”);

•	Issuance of 361,118 BSPCE, granted to Criteo co-founders at the General Meeting of Shareholders on April 23, 2010 (“Plan 4”);

•
2,800,000 BSPCE or Share Options (Options de Souscription d'Actions or “OSA”), authorized at the General Meeting of Shareholders on November 18, 2011, making available up to 2,800,000 share options or BSPCE (“Plan 5”);

•	1,654,290 BSPCE or Share Options, authorized at the General Meeting of Shareholders on September 14, 2012, making available up to 1,654,290 share options or BSPCE (“Plan 6”).

•	6,627,237 BSPCE or Share Options, authorized at the General Meeting of Shareholders on August 2, 2013, making available up to 6,627,237 share options or BSPCE (“Plan 7”).

•
9,935,710 Share Options, authorized at the General Meeting of Shareholders on June 18, 2014, making available up to 9,935,710 share options (“Plan 8”). The Board of Directors has also authorized free shares/restricted stock units (RSU) to Criteo employees under presence condition and to certain senior managers, employees and members of the Management, subject to the achievement of internal performance objectives and presence condition.

Upon exercise of the BSPCE or OSA, or the vesting of the RSU we offer beneficiaries newly issued ordinary shares of the Parent.
The BSPCE and OSA may be exercised by the beneficiary on the basis of the following vesting schedule for the Plans 1, 2 and 3:

•	up to one third (1/3) of the BSPCE on the first anniversary of the date of grant;

•	up to one twelfth (1/12) at the expiration of each quarter following the first anniversary of the date of grant, and this during twenty-four (24) months thereafter; and

•	at the latest within ten (10) years from the date of grant.
For the Plan 3 amended to Plan 8, the vesting schedule is as follows:

•	up to one fourth (1/4) of the BSPCE/share options on the first anniversary of the date of grant;

•	up to one-sixteenth (1/16) at the expiration of each quarter following the first anniversary of the date of grant, and this during thirty-six (36) months thereafter; and

•	at the latest within ten (10) years from the date of grant.
The vesting schedule for the RSU is as follows :

•	50% at the expiration of a two year period

•	6.25% at the expiration of each quarter following the first two years-period during twenty four (24) months.
When the Company was not listed, exercise prices were determined by reference to the latest capital increase as of the date of grant, unless the Board of Directors decided otherwise. Since our initial public offering, exercise prices are determined by reference to the closing share price the day before the date of the grant if higher than a floor value of 95% of the average of the closing share price for the last 20 trading days.
Details of BSPCE / OSA / RSU plans

	Plans 1 & 2	Plan 3	Plan 4	Plan 5	Plan 6	Plan 6	Plan 7	Plan 8
Dates of grant (Boards of Directors)	Oct 24, 2008 - Sept 14, 2010	Sept 9, 2009 - Sept 21, 2011	April 23, 2010	Nov 18, 2011	Oct 25, 2012	Oct 25, 2012 - April 18, 2013	Sept 3, 2013 - April 23, 2014	July 30, 2014 - Dec 17, 2015
Vesting period	3 years	3-4 years	None	4 years	1 year	4-5 years	4 Years	4 Years	4 Years
Contractual life	10 years	10 years	10 years	10 years	10 years	10 years	10 years	10 years	—
Expected option life	8 years	8 years	8 years	8 years	8 years	8 years	6-8 years	6 years	—
Number of options granted	1,819,120	4,289,940	361,118	1,184,747	257,688	1,065,520	2,317,374	3,889,508	1,103,405
Type : Share Option (S.O.) / BSPCE	BSPCE	BSCPCE & OSA	BSPCE	BSCPCE & OSA	BSPCE	BSPCE & OSA	BSCPCE & OSA	OSA	RSU
Share entitlement per option	1	1	1	1	1	1	1	1	1
Exercise price	€0.45-€2.10	€0.20-€5.95	€2.10	€5.95	€8.28	€8.28-€10.43	€12.08-€38.81	€22.95-€47.47	—
Valuation method	Black & Scholes
Grant date share fair value	€0.20-€0.70	€0.20-€4.98	€2.10	€4.98	€6.43	€5.45-€6.43	€12.08-€38.81	€22.50-€47.47	€35.18-€35.58
Expected volatility (1)	53.0%- 55.7%	55.2%- 57.8%	55.2%	52.1%- 52.9%	50.2%	49.6%- 50.2%	44.2%- 50.1%	39.4%- 44.5%	—
Discount rate (2)	2.74%- 4.10%	2.62%- 3.76%	3.40%	2.79%- 3.53%	2.20%	1.80% -2.27%	1.20%- 2.40%	0.16%- 0.71%	—
Expected dividends	—	—	—	—	—	—	—	—	—
Performance conditions	No	Yes (A)	No	No	Yes (B)	No	No	No	Yes (C)
Fair value per option	€0.08- €0.45	€0.08- €2.88	€1.33	€2.75- €2.85	€3.28	€3.28- €5.83	€6.85- €16.90	€9.47- €17.97	€35.18- €35.58

(1)	Based on similar listed entities.

(2)	Based on Obligation Assimilables du Trésor, i.e. French government bonds with a ten-year maturity (“TEC 10 OAT floating-rate bonds”).
(A)  Options subject to performance condition: Among the 960,000 share options granted in April 7, 2011, 180,000 are subjected to performance conditions based on revenue excluding traffic acquisition costs targets that were met in 2012.
(B) On October 25, 2012, the Board of Directors of the Parent also granted a total of 257,688 BSPCE to our co-founders. The conditions of exercise of these BSPCE are linked to a future liquidity event or a transfer of control of the Company, and the number of BSPCE that can be exercised are determined by the event’s date which cannot occur after March 31, 2014. Based on the assumptions known as at December 31, 2012, we determined that the share-based compensation expense would be recognized over a one-year period. This assumption was confirmed in 2013.
(C) On October 29, 2015, the Board of Directors of the Parent also granted a total of 337,960 RSU to Criteo employees under condition of presence and to certain senior managers, employees and members of the Management, subject to the achievement of internal performance objectives and condition of presence. Based on the assumptions known at December 31, 2015, we determined the share-based compensation expense by applying a probability ratio on performance objectives completion.

Change in Number of BSPCE / OSA / RSU

	Plans 1 & 2	Plan 3	Plan 4	Plan 5	Plan 6	Plan 7	Plan 8	RSUs	Total
Balance at January 1, 2013	2,903,442	6,787,879	902,796	5,217,906	1,119,724	—	—	—	16,931,747
Effect of August 2, 2013 2-for-5 reverse share split	(1,742,065)	(4,069,726)	(541,678)	(3,130,744)	(671,835)	—	—	—	(10,156,048)
Granted	—	—	—	—	873,880	1,565,584	—	—	2,439,464
Exercised	(26,640)	(320,698)	—	(74,282)	(13,850)	—	—	—	(435,470)
Forfeited	—	(63,692)	—	(83,581)	(103,671)	(10,440)	—	—	(261,384)
Expired	—	—	—	—	—	—	—	—	—
Balance at December 31, 2013	1,134,737	2,333,763	361,118	1,929,299	1,204,248	1,555,144	—	—	8,518,309
Granted	—	—	—	—	—	749,330	2,267,774	—	3,017,104
Exercised	(930,660)	(1,315,733)	(273,559)	(337,352)	(271,520)	(47,019)	—	—	(3,175,843)
Forfeited	—	(82,439)	—	(407,222)	(42,928)	(440,320)	(30,820)	—	(1,003,729)
Expired	—	—	—	—	—	—	—	—	—
Balance at December 31, 2014	204,077	935,591	87,559	1,184,725	889,800	1,817,135	2,236,954	—	7,355,841
Granted	—	—	—	—	—	—	1,621,734	1,103,405	2,725,139
Exercised	(116,520)	(449,069)	(87,559)	(343,021)	(156,801)	(310,827)	(69,819)	—	(1,533,616)
Forfeited	—	(148,864)	—	(22,357)	(40,068)	(218,730)	(466,086)	(7,820)	(903,925)
Expired	—	—	—	—	—	—	—	—	—
Balance at December 31, 2015	87,557	337,658	—	819,347	692,931	1,287,578	3,322,783	1,095,585	7,643,439

Breakdown of the Closing Balance

	Plans 1 & 2	Plan 3	Plan 4	Plan 5	Plan 6	Plan 7	Plan 8	RSUs	Total
Balance at December 31, 2013

Number outstanding	1,134,737	2,333,763	361,118	1,929,299	1,204,248	1,555,144	—	—	8,518,309
Weighted-average exercise price	€0.78	€1.82	€2.10	€5.95	€9.56	€14.12	€—	€—	€5.97
Number exercisable	1,134,738	1,697,789	361,118	721,031	287,928		—	—	4,202,604
Weighted-average exercise price	€0.78	€1.64	€2.10	€5.95	€8.28	€—	€—	€—	€2.64
Weighted-average remaining contractual life	5.6 years	7.0 years	6.3 years	8.3 years	9.1 years	9.7 years	—	—	7.9 years

Balance at December 31, 2014
Number outstanding	204,077	935,591	87,559	1,184,725	889,800	1,817,135	2,236,954	—	7,355,841
Weighted-average exercise price	€1.08	€2.08	€2.10	€5.95	€9.81	€18.29	€23.40	€—	€14.10
Number exercisable	204,077	883,399	87,559	730,371	362,778	394,785	—	—	2,662,969
Weighted-average exercise price	€1.08	€1.94	€2.10	€5.95	€9.58	€14.02	€—	€—	€5.81
Weighted-average remaining contractual life	4.6 years	5.8 years	5.3 years	7.3 years	8.1 years	8.9 years	9.6 years	—	8.2 years

Balance at December 31, 2015
Number outstanding	87,557	337,658	—	819,347	692,931	1,287,578	3,322,783	1,095,585	7,643,439
Weighted-average exercise price	€1.41	€3.14	€—	€5.95	€9.75	€17.97	€30.50	€—	€20.97
Number exercisable	87,557	337,658	—	713,165	420,228	564,034	521,578	—	2,644,220
Weighted-average exercise price	€1.41	€3.14	€—	€5.95	€9.58	€17.24	€23.32	€—	€11.85
Weighted-average remaining contractual life	3.6 years	4.8 years	—	6.3 years	7.1 years	7.9 years	8.9 years	—	7.9 years

Non-Employee Warrants (Bons de Souscription d’Actions or BSA)
In addition to the RSUs, share options and BSPCE grants, the shareholders of the Parent also authorized the grant of non-employee warrants or Bons de Souscription d’Actions (“BSA”), as indicated below:

•
Plan A : up to one-eight (1/8) at the expiration of each quarter following the date of grant, and this during twenty-four (24) months; and at the latest within ten (10) years as from the date of grant.

•
Plan B : up to one third (1/3) of the non-employee warrants on the first anniversary of the date of grant; then up to one twelfth (1/12) at the expiration of each quarter following the first anniversary of the beginning of the vesting period, and this during twenty-four (24) months thereafter; and at the latest within ten (10) years as from the date of grant.

•
Plan C : up to one-twenty fourth (1/24) at the expiration of each month following the date of grant, and this during twenty-four (24) months, and at the latest within ten (10) years as from the date of grant.

•
Plan D (member of the advisory board) : up to one-twenty fourth (1/24) at the expiration of each month following the date of grant, and this during twenty-four (24) months; and at the latest within ten (10) years as from the date of grant.

•
Plan D (not member of the advisory board) : one-third (1/3) at the date of grant; one third (1/3) at the first anniversary of the date of grant; one third (1/3) at the second anniversary of the date of grant; and at the latest within ten (10) years as from the date of grant.

•
Plan E : up to one fourth (1/4) of the non-employee warrants on the first anniversary of the date of grant; up to one-sixteenth (1/16) at the expiration of each quarter following the first anniversary of the date of grant, and this during thirty-six (36) months thereafter; and at the latest within ten (10) years from the date of grant.

Upon exercise of the non-employee warrants, we offer settlement of the warrants in newly issued ordinary shares of the Parent.
Details of Non-Employee Warrants
Details of Non-Employee Warrants

	Plan A	Plan B	Plan C	Plan D	Plan E
Dates of grant (Boards of Directors)	Nov 17, 2009	March 11, 2010	Nov 16, 2010 - Sept 21, 2011	Oct 25, 2012	March 19, 2015 - Oct 29, 2015
Vesting period	2 years	3 years	2 years	2 years	1 - 4 years
Contractual life	10 years	10 years	10 years	10 years	10 years
Expected warrant life	8 years	8 years	8 years	8 years	4 - 9 years
Number of warrants granted	231,792	277,200	192,000	125,784	38,070
Share entitlement per warrant	1	1	1	1	1
Share warrant price	€0.02	€0.07 - €0.11	€0.04 - €0.30	€0.43 - €0.48	€9.98 - €16.82
Exercise price	€0.70	€0.70	€0.70 - €5.95	€8.28 - €9.65	€35.18 - €41.02
Valuation method used	Black & Scholes
Grant date share fair value	€0.20	€0.70	€0.70 - €4.98	€6.43 - €9.65	€35.18 - €41.02
Expected volatility (1)	55.7%	55.2%	53.5% - 55.0%	50.0% - 50.2%	39.9%
Discount rate (2)	3.58%	3.44%	2.62% - 3.38%	2.13% - 2.27%	(0.16)% - 0.52%
Expected dividends	—	—	—	—	—
Performance conditions	No	Yes (A)	No	No	No
Fair value per warrant	€0.05	€0.33 - €0.38	€0.40 - €2.58	€2.85 - €4.98	€9.98 - €16.82
(1)  Based on similar listed entities.
(2) Based on Obligations Assimilables du Trésor, i.e. French government bonds with a ten-year maturity (“TEC 10 OAT floating-rate bonds”).
(A) All the performance conditions were achieved during the period ended December 31, 2010.

Changes in Number of Non-Employee Warrants

Balance at January 1, 2013	1,180,410
Effect of August 2, 2013 2-for-5 reverse share split	(708,246)
Granted	71,400
Exercised	—
Forfeited	(1,416)
Expired	—
Balance at December 31, 2013	542,148
Granted	5,040
Exercised	(345,780)
Forfeited	(2,000)
Expired	—
Balance at December 31, 2014	199,408
Granted	38,070
Exercised	(34,568)
Forfeited	(48,000)
Expired	—
Balance at December 31, 2015	154,910

Breakdown of the Closing Balance

Non-employee warrants
Balance at December 31, 2013
Number outstanding	542,148
Weighted-average exercise price	€3.55
Number exercisable	425,294
Weighted-average exercise price	€2.30
Weighted-average remaining contractual life	7.2 years
Balance at December 31, 2014
Number outstanding	199,408
Weighted-average exercise price	€7.54
Number exercisable	155,609
Weighted-average exercise price	€6.88
Weighted-average remaining contractual life	7.5 years
Balance at December 31, 2015
Number outstanding	154,910
Weighted-average exercise price	€15.72
Number exercisable	117,783
Weighted-average exercise price	€8.49
Weighted-average remaining contractual life	7.4 years

Reconciliation with the Consolidated Statements of Income

	Balance at December 31, 2013				Balance at December 31, 2014				Balance at December 31, 2015
	(in thousands)
	R&D	S&O	G&A	Total	R&D	S&O	G&A	Total	R&D	S&O	G&A	Total
RSUs	$—	$—	$—	$—	$—	$—	$—	$—	$(706)	$(1,046)	$(544)	$(2,296)
Share options / BSPCE	(2,720)	(3,719)	(2,080)	(8,519)	(3,682)	(12,290)	(3,497)	(19,469)	(5,814)	(10,632)	(5,001)	(21,447)
Plans 1 and 2	—	—	—	—	—	—	—	—	—	—	—	—
Plan 3	(86)	(308)	(113)	(507)	34	15	(36)	13	1	(6)	—	(5)
Plan 4	—	—	—	—	—	—	—	—	—	—	—	—
Plan 5	(605)	(171)	(923)	(1,699)	(215)	(134)	(257)	(606)	(71)	27	(108)	(152)
Plan 6	(1,514)	(1,719)	(705)	(3,938)	(505)	(1,358)	(44)	(1,907)	(188)	(384)	(13)	(585)
Plan 7	(515)	(1,521)	(339)	(2,375)	(1,598)	(8,494)	(1,134)	(11,226)	(884)	(1,758)	(379)	(3,021)
Plan 8	—	—	—	—	(1,398)	(2,319)	(2,026)	(5,743)	(4,672)	(8,511)	(4,501)	(17,684)
BSA	—	—	(610)	(610)	—	—	(131)	(131)	—	—	(246)	(246)
Plan C	—	—	(121)	(121)	—	—	—	—	—	—	—	—
Plan D	—	—	(489)	(489)	—	—	(131)	(131)	—	—	(8)	(8)
Plan E	—	—	—	—	—	—	—	—	—	—	(238)	(238)
Total	$(2,720)	$(3,719)	$(2,690)	$(9,129)	$(3,682)	$(12,290)	$(3,628)	$(19,600)	$(6,520)	$(11,678)	$(5,791)	$(23,989)

Note 20. Financial Income and Expenses
The Consolidated Statements of Income line item “Financial income (expense)” can be broken down as follows:

	Year Ended December 31,
	2013	2014	2015

	(in thousands)

Financial income from cash equivalents	$824	$1,910	$2,105
Interest on debt	(454)	(583)	(653)
Foreign exchange (loss) gain	(9,467)	10,096	(5,971)
Other financial expense	(20)	(33)	(22)
Total financial income (expense)	$(9,117)	$11,390	$(4,541)
The $6.0 million foreign exchange loss for the period ended December 31, 2015 mainly results from the revaluation of the intra-group positions between Criteo S.A. and its Brazilian subsidiary, associated with a higher related cost of hedging, partially offset by a $2.1 million gain realized on the sale of the $70 million remaining from our initial public offering proceeds. At the end of December 2015, the main positions bearing a risk of foreign currency are centralized at the Parent company level and hedged using foreign currency swaps or forward purchases or sales of foreign currencies.
The significant foreign exchange gain for the period ended December 31, 2014 was a result of the translation of $90 million of our initial public offering proceeds into euros at the foreign exchange closing rate (the euro remains the Group functional currency), then translated into the U.S. dollar (the Group presentation currency) according to the average euro / U.S. dollar exchange rate generating a $11.8 million gain, partially offset by the cost of premiums on related hedging instruments ($2.9 million).
Note 21. Income Taxes
Breakdown of Income Taxes
The Consolidated Statements of Income line item “Provision for income taxes” can be broken down as follows:

	Year Ended December 31,
	2013	2014	2015

	(in thousands)

Current income tax	$(8,112)	$(22,893)	$(25,265)
France	(5,516)	(11,087)	(15,458)
International	(2,596)	(11,806)	(9,807)
Net change in deferred taxes	4,909	5,315	15,748
France	1,479	671	2,009
International	3,430	4,644	13,739
Provision for income tax	$(3,203)	$(17,578)	$(9,517)
As mentioned in Note 1 (Principles and Accounting Methods), the French Research Tax Credit is not included in the line item “Provision for income taxes” but deducted from “Research and development expenses” (see Note 18 - Allocation of Personnel Expenses). French business tax, CVAE, is included in the current tax balance for an amount of $1.5 million, $2.5 million and $3.0 million, for the years ended December 31, 2013, 2014 and 2015 respectively.

Reconciliation between the Effective and Nominal Tax Expense
The following table shows the reconciliation between the effective and nominal tax expense at the nominal standard French rate of 34.43% (excluding additional contributions):

	Year Ended December 31,
	2013	2014	2015

	(in thousands)

Income before taxes	5,040	64,472	71,793
Theoretical group tax-rates	33.33%	34.43%	34.43%
Nominal tax expense	(1,680)	(22,198)	(24,718)

Increase / decrease in tax expense arising from:
Research tax credit	939	1,743	1,352
Net effect of shared based compensation (1)	(2,515)	3,419	2,048
Other permanent differences	(1,333)	(2,245)	(804)
Non recognition of deferred tax assets related to tax losses and temporary differences (2)	(4,743)	(3,546)	(7,662)
Utilization or recognition of previously unrecognized tax losses (3)	2,378	276	12,264
French CVAE included in income taxes	(1,535)	(2,467)	(3,052)
Special tax deductions (4)	4,916	8,984	12,545
Effect of different tax rates	501	(1,019)	(1,046)
Other differences	(131)	(527)	(444)
Effective tax expense	(3,203)	(17,580)	(9,517)

Effective tax rate	63.55%	27.27%	13.26%
Increases and decreases in tax expense are presented applying the theoretical Group tax rate to the concerned tax bases. The impact resulting from the differences between local tax rates and the Group theoretical rate is shown in the “effect of different tax rates”.

(1)
While in most countries share-based compensation does not give rise to any tax effect either when granted or when exercised, it can lead to a tax deduction in the United States and in the United Kingdom upon exercise (United Kingdom) and other conditions (United States). During 2014 and 2015 the tax deduction generated in the United States and United Kingdom has been significant in connection with the significant number of options exercised during the period partially offset by the share-based compensation accounting expense exclusion.

(2)
For 2013, deferred tax assets on which a valuation allowance has been recognized mainly correspond to the 2013 tax losses of Criteo do Brasil (Brazil). For 2014 and 2015, deferred tax assets on which a valuation allowance has been recognized mainly relate to Criteo Ltd, Criteo do Brasil and Criteo Advertising (Beijing) Co. Ltd tax losses.

(3)
The 2013 balance includes the recognition of a portion of Criteo Corp. and Criteo Ltd prior years tax losses. 2014 balance exclusively relates to Criteo Pty. The significant change in 2015 relates to the partial recognition of Criteo Corp. tax losses considering the projected taxable income within the next 3 years and the Section IRC 382 annual limitation.

(4)	Special tax deductions refer to the application of a reduced income tax rate on the majority of the technology royalties income invoiced by the Parent to its subsidiaries.

Deferred Tax Assets and Liabilities
The following table shows the changes in the major sources of deferred tax assets and liabilities:

(in thousands)	Year ended December 31, 2013	Change recognized in profit or loss	Change recognized in OCI	Change in consolidation scope	Other	Currency translation adjustments	Year ended December 31, 2014

Deferred tax assets:
Net operating loss carryforwards	$20,719	$1,680	$—	$1,399	$—	$(330)	$23,468
Personnel-related accruals	2,222	581	—	—	—	(265)	2,538
Other accruals	1,480	1,171	—	—	—	(366)	2,285
Projected benefit obligation	452	214	(173)	37	—	(58)	472
Other	1,694	(50)	—	—	—	(186)	1,458
Deferred tax assets (gross)	26,567	3,596	(173)	1,436	—	(1,205)	30,221
Valuation allowance	(18,636)	(392)	100	(1,399)	—	464	(19,863)
Deferred tax asset (net)	7,931	3,204	(73)	37	—	(741)	10,358
Deferred tax liabilities:
Intangible assets	(419)	378	—	(3,082)	—	262	(2,861)
Other	(1,737)	1,733	—	—	—	—	(4)
Deferred tax liabilities	(2,156)	2,111	—	(3,082)	—	262	(2,865)
Net deferred income tax balance	$5,775	$5,315	$(73)	$(3,045)	$—	$(479)	$7,493

(in thousands)	Year ended December 31, 2014	Change recognized in profit or loss	Change recognized in OCI	Change in consolidation scope	Other	Currency translation adjustments	Year ended December 31, 2015

Deferred tax assets:
Net operating loss carryforwards	$23,468	$(385)	$—	$5,889	$—	$(549)	$28,423
Personnel-related accruals	2,538	5,414	—	9	—	(659)	7,302
Other accruals	2,285	1,353	—	—	—	(545)	3,093
Projected benefit obligation	472	202	(44)	—	—	(52)	578
Other	1,458	4,372	—	1,091	—	(79)	6,842
Deferred tax assets (gross)	30,221	10,956	(44)	6,989	—	(1,884)	46,238
Valuation allowance	(19,863)	1,429	21	(7,177)	—	1,610	(23,980)
Deferred tax asset (net)	10,358	12,385	(23)	(188)	—	(274)	22,258
Deferred tax liabilities:
Intangible assets	(2,861)	5,445	—	(2,979)	—	245	(150)
Other	(4)	(2,082)	—	47	—	(12)	(2,051)
Total deferred tax liabilities	(2,865)	3,363	—	(2,932)	—	233	(2,201)
Net deferred income tax balance	$7,493	$15,748	$(23)	$(3,120)	$—	$(41)	$20,057
As at December 31, 2013, 2014 and 2015, deferred tax assets on which a valuation allowance has been recognized amounted to $18.6 million, $19.9 million and $24.0 million. These amounts are mainly attributable to Criteo Corp. accumulated tax losses, ($13.7 million, $13.9 million and $12.4 million respectively), Criteo Do Brasil LTDA temporary differences ($2.5 million, $2.6 million and $3.9 million respectively) and Criteo Ltd ($7.7 million and $4.7 million, as at December 31, 2014 and 2015, respectively).
Amounts recognized in our consolidated financial statements are calculated at the level of each subsidiary within our consolidated financial statements. As at December 31, 2013, 2014 and 2015, the valuation allowance against deferred tax assets amounted to $18.6 million, $26.1 million and $24.0 million. It mainly related to Criteo Corp. ($13.7 million, $13.9 million and $12.4 million, respectively), Criteo do Brasil ($2.5 million, $2.6 million and $3.9 million, respectively), and Criteo Ltd ($7.7 million at the end of 2014 and $4.7 million at the end of 2015).
The change in consolidation scope in 2015 related to the recognition of deferred tax liabilities relating to intangibles acquired in connection with the DataPop acquisition.
The main changes that occurred in 2015 relate to the recognition of deferred tax assets for another portion of Criteo Corp. tax losses in connection with the 3-year tax plan ($9.5 million), for temporary differences of Criteo KK ($1.0 million) and the reversal of the deferred tax liability recognized in relation to the Datapop intangible as part of the purchase price allocation, as a result of the sale of DataPop technology from Criteo Corp. to Criteo S.A.
Current tax assets
The total amount corresponds to prepayments of income taxes by Criteo do Brasil Ltda and withholding taxes accountable to future income taxes of Criteo Corp.

Note 22. Earnings Per Share
Basic Earnings Per Share
We calculate basic earnings per share by dividing the net income for the period attributable to shareholders of the Parent by the weighted average number of shares outstanding.

	Year Ended December 31,
	2013	2014	2015

	(in thousands, except share data)

Net income attributable to shareholders of Criteo S.A.	$1,404	$45,556	$59,553
Weighted average number of shares outstanding	48,692,148	58,928,563	61,835,499
Basic earnings per share	$0.03	$0.77	$0.96
Diluted Earnings Per Share
We calculate diluted earnings per share by dividing the net income attributable to shareholders of the Parent by the weighted average number of shares outstanding plus any potentially dilutive shares not yet issued from share-based compensation plans (see note 19). There were no other potentially dilutive instruments outstanding as of December 31, 2013, 2014 and 2015. Consequently all potential dilutive effects from shares is considered.
For each period presented, a contract to issue a certain number of shares (i.e. share option, share warrant, restricted share award or BSPCE contracts) is assessed as potentially dilutive, if it is “in the money” (i.e., the exercise or settlement price is inferior to the average market price).

	Year Ended December 31,
	2013	2014	2015

	(in thousands, except share data)

Net income attributable to shareholders of Criteo S.A.	$1,404	$45,556	$59,553
Weighted average number of shares outstanding of Criteo S.A.	48,692,148	58,928,563	61,835,499
Dilutive effect of :
Restricted share awards	—	—	—
Share options and BSPCE	4,689,866	4,347,236	3,133,549
Share warrants	366,094	217,461	127,438
Weighted average number of shares outstanding used to determine diluted earnings per share	53,748,108	63,493,260	65,096,486
Diluted earnings per share	$0.03	$0.72	$0.91

The weighted average number of securities that were anti-dilutive for diluted EPS for the periods presented but which could potentially dilute EPS in the future are as follows:

	Year Ended December 31,
	2013	2014	2015

Restricted share awards	—	—	273,896
Share options and BSPCE	394,772	1,288,977	968,734
Share warrants	42,696	—	15,925
Weighted average number of anti-dilutive securities excluded from diluted earnings per share	437,468	1,288,977	1,258,555
Note 23. Commitments and contingencies
Operating Lease Arrangements
Future payment obligations under non-cancellable operating leases as of December 31, 2015 are listed below:

	Less than 1 year	1 to 5 years	5 years +	Total
		(in thousands)

Minimum payments for property leases	$25,872	$101,486	$47,128	$174,486
Minimum payments for hosting services	31,369	33,709	—	65,078
Minimum payments for other leases	$3,457	$9,409	$—	$12,866
Operating Lease Expenses
Operating lease expenses relating to our offices totaled $23.6 million, $18.8 million and $11.8 million for the years ended December 31, 2015, 2014, and 2013, respectively.
Hosting costs totaled $30.4 million, $24.8 million, and $16.2 million for the years ended December 31, 2015, 2014, and 2013, respectively.
Revolving Credit Facilities, Credit Lines Facilities and Bank Overdrafts
As mentioned in Note 14, we are party to three Revolving Credit Facilities including one with BPI France, for which we can draw up to €2.0 million ($2.2 million), one with HSBC for which we can draw up to RMB 40 million ($6.2 million), and one with a syndicate of banks which allow us to draw up to €250.0 million ($272.2 million). As of December 31, 2015, €0.1 million ($0.1 million), RMB 25.0 million ($4.0 million), and €0 million ($0 million) had been drawn, respectively.
All of these credit facilities are unsecured and contain customary events of default but do not contain any affirmative, financial or negative covenants, with the exception of the €250.0 million ($272.2 million) revolving credit facility which contains covenants, including compliance with a total net debt to adjusted EBITDA ratio and restrictions on incurring additional indebtedness. At December 31, 2015, we were in compliance with the required leverage ratio.
We are also party to short-term credit lines and overdraft facilities with HSBC plc, and LCL. We are authorized to draw up to a maximum of €9.4 million ($10.2 million) in the aggregate under the short-term credit lines and overdraft facilities. As of December 31, 2015, we had not drawn on any of these facilities. Any loans or overdraft under these short-term facilities bear interest based on the one month EURIBOR rate or three month EURIBOR rate. As these facilities are exclusively short-term credit and overdraft facilities, our banks have the ability to terminate such facilities on short notice.

Note 24. Related Parties
The Executive Officers as of December 31, 2015 are:

•	Jean-Baptiste Rudelle—Chairman of the Board, Chief Executive Officer and Co-Founder

•	Romain Niccoli—Chief Technology Officer and Co-Founder

•	Benoit Fouilland—Chief Financial Officer

•	Eric Eichmann—Chief Operating Officer and President
Total compensation for the Executive Officers, including social contributions, is summarized in the following table:

	Year Ended December 31,
	2013	2014	2015

	(in thousands)

Short-term benefits (1)	$(4,519)	$(4,145)	$(3,067)
Long-term benefits (2)	(222)	(241)	(245)
Shared-based compensation	(3,480)	(3,291)	(4,594)
Total	$(8,221)	$(7,677)	$(7,906)
(1) wages, bonuses and other compensations
(2) pension defined benefit plan
During its meeting on December 17, 2015, the Board of Directors decided to separate the functions of Chairman of the Board and Chief Executive Officer. Effective January 1, 2016, Jean-Baptiste Rudelle became Executive Chairman of the Board and Eric Eichmann was appointed Chief Executive Officer.

Note 25. Breakdown of Revenue and Non-Current Assets by Geographical Areas
The Company operates in the following three geographical markets:

•	Americas: North and South America,

•	EMEA: Europe, Middle-East and Africa, and

•	Asia-Pacific.

The following tables disclose our consolidated revenue for each geographical area for each of the reported periods. Revenue by geographical area is based on the location of advertisers’ campaigns.

	Americas	EMEA	Asia-Pacific	Total
	(in thousands)

December 31, 2013	$163,302	$315,705	$110,411	$589,418
December 31, 2014	303,436	485,986	198,827	988,249
December 31, 2015	$505,653	$541,105	$276,411	$1,323,169
Revenue generated in France amounted to $79.6 million, $115.4 million and $116.8 million for the periods ended December 31, 2013, 2014 and 2015, respectively.
Revenue generated in other significant countries where we operate is presented in the following table:

	Year Ended December 31,
	2013	2014	2015
	(in thousands)

Americas
United States	$121,595	$237,385	$419,742
EMEA
Germany	73,563	105,544	111,792
United Kingdom	58,237	90,315	107,071
Asia-Pacific
Japan	$90,146	$154,798	$190,066
In 2013, 2014, and 2015, our largest client represented 5.1%, 2.9% and 1.9% respectively, of our consolidated revenue.

Other Information
For each reported period, non-current assets (corresponding to the net book value of tangible and intangible assets) are presented in the table below. The geographical information results from the locations of legal entities.

			Of which			Of which
	Holding	Americas	United States	EMEA	Asia-Pacific	Japan	Total
(in thousands)

December 31, 2014	$32,419	$14,148	$13,781	$7,576	$10,917	$5,948	$65,060
December 31, 2015	$48,160	$24,437	$23,332	$8,847	$17,508	$7,807	$98,952
Note 26. Subsequent Events
The Company evaluated subsequent events that occurred after December 31, 2015 through the date of issuance of the Consolidated Financial Statements and determined that there are no significant events that require adjustments or disclosure in such Consolidated Financial Statements.