Form 10-Q
period 2016-03-31
Criteo S.A.
filed 2016-05-04
CIK 1576427

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended March 31, 2016

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
for the transition period from _________ to _________
Commission file number: 001-36153

Criteo S.A.
(Exact name of registrant as specified in its charter)

France	Not Applicable
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

32, rue Blanche, Paris-France	75009
(Address of principal executive offices)	(Zip Code)

+33 1 40 40 22 90
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 day Yes ☒  No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒    No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☒	Accelerated Filer	☐
Non-accelerated Filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐    No ☒
          As of April 30, 2016, the registrant had 63,063,279 ordinary shares, nominal value €0.025 per share, outstanding.

General
Except where the context otherwise requires, all references in this Quarterly Report on Form 10-Q (“Form 10-Q”) to the “Company,” “Criteo,” “we,” “us,” “our” or similar words or phrases are to Criteo S.A. and its subsidiaries, taken together. In this Form 10-Q, references to “$” and “US$” are to United States dollars. Our unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, or U.S. GAAP.
Trademarks
“Criteo,” the Criteo logo and other trademarks or service marks of Criteo S.A. appearing in this Form 10-Q are the property of Criteo S.A. Trade names, trademarks and service marks of other companies appearing in this Form 10-Q are the property of their respective holders.

Special Note Regarding Forward-Looking Statements
This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are based on our management’s beliefs and assumptions and on information currently available to our management. All statements other than present and historical facts and conditions contained in this Form 10-Q, including statements regarding our future results of operations and financial positions, business strategy, plans and our objectives for future operations, are forward-looking statements. When used in this Form 10-Q, the words “anticipate,” “believe,” “can,” “could,” “estimate,” “expect,” “intend,” “is designed to,” “may,” “might,” “plan,” “potential,” “predict,” “objective,” “should,” or the negative of these and similar expressions identify forward-looking statements. Forward-looking statements include, but are not limited to, statements about:

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

You should refer to Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2015 for a discussion of important factors that may cause our actual results to differ materially from those expressed or implied by our forward-looking statements. As a result of these factors, we cannot assure you that the forward-looking statements in this Form 10-Q will prove to be accurate. Furthermore, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified time frame or at all. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.
You should read this Form 10-Q and the documents that we reference in this Form 10-Q and have filed as exhibits to this Form 10-Q completely and with the understanding that our actual future results may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements.
     This Form 10-Q may contain market data and industry forecasts that were obtained from industry publications. These data and forecasts involve a number of assumptions and limitations, and you are cautioned not to give undue weight to such information. We have not independently verified any third-party information. While we believe the market position, market opportunity and market size information included in this Form 10-Q is generally reliable, such information is inherently imprecise.

PART I
Item 1. Financial Statements.
CRITEO S.A.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION (UNAUDITED)

	Notes	December 31, 2015	March 31, 2016
		(in thousands)
Assets
Current assets:
Cash and cash equivalents	3	$353,537	$386,110
Trade receivables, net of allowances	4	261,581	262,524
Current tax assets	11	2,714	2,977
Other current assets	5	45,582	57,706
Total current assets		663,414	709,317
Property, plant and equipment, net		82,482	85,845
Intangible assets, net	6	16,470	17,024
Goodwill	6	41,973	42,736
Non-current financial assets	3	17,184	16,880
Deferred tax assets	11	20,196	21,911
Total non current assets		178,305	184,396
Total assets		$841,719	$893,713

Liabilities and shareholders' equity
Current liabilities:
Trade payables		$246,382	$241,119
Contingencies	13	668	688
Current tax liabilities	11	15,365	13,288
Financial liabilities - current portion	8	7,156	6,202
Other current liabilities	7	88,269	95,081
Total current liabilities		357,840	356,378
Deferred tax liabilities	11	139	410
Retirement benefit obligation		1,445	1,900
Financial liabilities - non current portion	8	3,272	3,201
Total non-current liabilities		4,856	5,511
Total liabilities		362,696	361,889
Commitments and contingencies
Shareholders' equity:
Common shares, €0.025 par value, 62,470,881 and 62,896,180 shares authorized, issued and outstanding at December 31, 2015 and March 31, 2016, respectively.		2,052	2,063
Additional paid-in capital		425,220	438,945
Accumulated other comprehensive (loss)		(69,023)	(48,904)
Retained earnings		116,076	133,206
Equity - attributable to shareholders of Criteo S.A.		474,325	525,310
Non-controlling interests		4,698	6,514
Total equity		479,023	531,824
Total equity and liabilities		$841,719	$893,713
The accompanying notes form an integral part of these unaudited condensed consolidated financial statements.

CRITEO S.A.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

		Three Months Ended
	Notes	March 31, 2015	March 31, 2016
		(in thousands, except share and per share data)

Revenue		$294,172	$401,253

Cost of revenue
Traffic acquisition costs		(175,888)	(238,755)
Other cost of revenue		(12,969)	(18,338)

Gross profit		105,315	144,160

Operating expenses:
Research and development expenses		(17,846)	(27,162)
Sales and operations expenses		(53,083)	(64,473)
General and administrative expenses		(17,546)	(24,737)
Total operating expenses		(88,475)	(116,372)
Income from operations		16,840	27,788
Financial income (expense)	10	3,920	(1,317)
Income before taxes		20,760	26,471
Provision for income taxes	11	(7,143)	(7,944)
Net income		$13,617	$18,527

Net income available to shareholders of Criteo S.A.		$12,982	$17,131
Net income available to non-controlling interests		$635	$1,396

Net income allocated to shareholders of Criteo S.A. per share:
Basic	12	$0.21	$0.27
Diluted	12	$0.20	$0.26

Weighted average shares outstanding used in computing
per share amounts:
Basic	12	61,174,168	62,610,013
Diluted	12	64,741,942	64,841,134
The accompanying notes form an integral part of these unaudited condensed consolidated financial statements.

CRITEO S.A.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended
	March 31, 2015	March 31, 2016
	(in thousands)

Net income	$13,617	$18,527
Foreign currency translation differences, net of taxes	(43,126)	20,689
Foreign currency translation differences	(43,126)	20,689
Income tax effect	—	—
Actuarial losses on employee benefits, net of taxes	(146)	(200)
Actuarial losses on employee benefits	(176)	(238)
Income tax effect	30	38
Financial instruments, net of taxes	—	—
Fair value change on financial instruments	—	—
Income tax effect	—	—
Comprehensive (loss) income	$(29,655)	$39,016
Attributable to shareholders of Criteo S.A	$(30,282)	$37,245
Attributable to non-controlling interests	$627	$1,771
The accompanying notes form an integral part of these unaudited condensed consolidated financial statements.

CRITEO S.A.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended
	March 31, 2015	March 31, 2016
	(in thousands)
Net income	$13,617	$18,527
Non-cash and non-operating items	21,882	29,506
Amortization and provisions	8,262	13,180
Shared-based compensation expense	6,318	8,370
Net gain on disposal of non-current assets	3	—
Interest accrued	2	2
Non-cash financial expenses	153	10
Change in deferred taxes	31	(1,138)
Income tax for the period	7,113	9,082
Change in working capital requirement	8,905	(17,140)
(Increase) decrease in trade receivables	(9,421)	4,758
Increase (decrease) in trade payables	23,937	(13,906)
(Increase) in other current assets	(10,639)	(10,368)
Increase in other current liabilities	5,028	2,376
Income taxes paid	(3,397)	(11,986)
Cash from operating activities	41,007	18,907
Acquisition of intangibles assets, property, plant and equipment	(11,528)	(13,615)
Change in accounts payable related to intangible assets, property, plant and equipment	(1,334)	1,507
Payments for acquired business, net of cash	(17,209)	—
Change in other financial non-current assets	(3,751)	781
Cash used for investing activities	(33,822)	(11,327)
Issuance of long term borrowings	827	764
Repayment of borrowings	(3,277)	(1,503)
Proceeds from capital increase	2,771	5,476
Change in other financial liabilities	(1,000)	—
Cash (used for) from financing activities	(679)	4,737
Change in net cash and cash equivalents	6,506	12,317
Net cash and cash equivalents - beginning of period	351,827	353,537
Effect of exchange rate changes on cash and cash equivalents	(41,957)	20,256
Net cash and cash equivalents - end of period	$316,376	$386,110

The accompanying notes form an integral part of these unaudited condensed consolidated financial statements.

CRITEO S.A.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

Note 1. Summary of Significant Accounting Policies

Basis of Presentation

The unaudited condensed consolidated financial statements included herein have been prepared by Criteo S.A. pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report filed on Form 10-K for the year ended December 31, 2015, filed with the SEC on February 29, 2016. The unaudited condensed consolidated financial statements included herein reflect all adjustments (consisting of normal, recurring adjustments) which are, in the opinion of management, necessary to state fairly the results for the interim periods presented. The results of operations for the interim periods presented are not necessarily indicative of the operating results to be expected for any subsequent interim period or for the fiscal year.

Conformity with U.S. GAAP requires the use of estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses in the condensed consolidated financial statements and accompanying notes. We base our estimates and judgments on historical information and on various other assumptions that we believe are reasonable under the circumstances. Our actual results may differ from these estimates. U.S. GAAP requires us to make estimates and judgments in several areas, including, but not limited to (1) the recognition of revenue; (2) the evaluation of our trade receivables and the recognition of a valuation allowance; (3) the recognition and measurement of goodwill and intangible assets and particularly costs capitalized in relation to our customized internal-use software; (4) the measurement of share-based compensation and (5) the tax provision determination and particularly the estimate of our annual effective tax rate.

There have been no changes to our significant accounting policies described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 that have had a material impact on our unaudited condensed consolidated financial statements and related notes.

Recently Issued Accounting Standards
In September 2015, the FASB issued ASU 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments. ASU 2015-16 requires an acquirer to recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined, including the cumulative effect of the change in provisional amount, as if the accounting had been completed at the acquisition date. The Company does not expect the provision of ASU 2015-16 to have a material impact on its consolidated financial statements.  This update will be effective for fiscal years beginning after December 15, 2016, and interim periods within fiscal years beginning after December 15, 2017.  Early adoption is permitted for financial statements that have not yet been made available for issuance.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. ASU 2016-01 requires that all financial assets and liabilities not accounted for under the equity method be measured at fair value, with the changes in fair value recognized in net income. The amendments in this update also require an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. In addition, the amendments in this update supersede the requirement to disclose the methods and significant assumptions used in calculating the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet for public business entities. The Company can early adopt the provision requiring it to recognize in other comprehensive income the fair value change from instrument-specific credit risk measured using the fair value option for financial instruments. Except for this early application guidance, early adoption is not permitted. The Company is still evaluating the effects that the provision of ASU 2016-01 will have on its consolidated financial statements. This update will be effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019.  Early adoption as of fiscal years beginning after December 15, 2017, including interim periods within those fiscal year, is permitted.
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 requires an entity to recognize a right-of-use asset and lease liability for all leases with terms of more than 12 months. Recognition, measurement and presentation of expenses will depend on classification as a finance or operating lease. The amendments also require certain quantitative and qualitative disclosures about leasing arrangements. Early adoption is permitted. The updated guidance requires a modified retrospective adoption. The Company is still evaluating the effects that the provision of ASU 2016-02 will have on its consolidated financial statements. This update will be effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020.  Early application is permitted.
In March 2016, the FASB issued ASU 2016-08, Principal Versus Agent Considerations (Reporting Revenue Gross Versus Net).  ASU 2016-08 amends the principal-versus-agent implementation guidance and illustrations in the FASB's new revenue standard Revenue from Contracts with Customers (ASC Topic 606).  The Company is currently evaluating the impact of ASU 2016-08 on its consolidated financial statements.  This update will be effective for fiscal years beginning after December 15, 2018, and interim periods within annual reporting periods beginning after December 15, 2019. Earlier application is permitted only as of fiscal years beginning after December 15, 2016, including interim periods within that fiscal year, or fiscal years beginning after December 15, 2016, and interim periods within fiscal years beginning one year after the fiscal year in which an entity first applies the guidance in Update 2014-09.
In March 2016 the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting.  ASU 2016-09 was issued as part of FASB’s initiative to reduce complexity in accounting standards. The areas for simplification in this update involve several aspects of the accounting for employee share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows.  This update will be effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted in any interim or annual period.

In April 2016 the FASB issued ASU 2016-10, Identifying Performance Obligations and Licensing.  ASU 2016-10 clarifies guidance related to identifying performance obligations and licensing implementation guidance contained in the new revenue standard Revenue from Contracts with Customers (ASC Topic 606).  The Company is currently evaluating the impact of ASU 2016-10 on its consolidated financial statements.  The effective date of ASU 2016-10 is the same as for requirements of ASC Topic 606.

Note 2. Significant Events and Transactions of the Period

The Company evaluated events and transactions of the period and determined that there are no significant events that require specific disclosure in such condensed consolidated financial statements.

Note 3. Financial Instruments
Financial Assets
The following schedules disclose our financial assets categories for the presented periods:

	December 31, 2015
	Carrying Value	Loans and receivables	Assets designated at FVTPL (1)	Fair value
	(in thousands)
Cash and cash equivalents	$353,537	$—	$353,537	$353,537
Trade receivables, net of allowances	261,581	261,581	—	261,581
Other current assets	45,582	45,582	—	45,582
Non-current financial assets	17,184	17,184	—	17,184
Total	$677,884	$324,347	$353,537	$677,884

(1)	Fair value through profit or loss.

	March 31, 2016
	Carrying Value	Loans and receivables	Assets designated at FVTPL (1)	Fair value
	(in thousands)
Cash and cash equivalents	$386,110	$—	$386,110	$386,110
Trade receivables, net of allowances	262,524	262,524	—	262,524
Other current assets	57,706	56,915	791	57,706
Non-current financial assets	16,880	16,880	—	16,880
Total	$723,220	$336,319	$386,901	$723,220

(1)	Fair value through profit or loss.
Financial Liabilities

	December 31, 2015
	Carrying Value	Amortized Cost	Liabilities designated at FVTPL (1)	Fair value
	(in thousands)
Trade payables	$246,382	$246,382	$—	$246,382
Other current liabilities	88,269	88,269	—	88,269
Financial liabilities	10,428	9,876	552	10,428
Total	$345,079	$344,527	$552	$345,079

(1)	Fair value through profit or loss.

	March 31, 2016
	Carrying Value	Amortized Cost	Liabilities designated at FVTPL (1)	Fair value
	(in thousands)
Trade payables	$241,119	$241,119	$—	$241,119
Other current liabilities	95,081	95,081	—	95,081
Financial liabilities	9,403	9,403	—	9,403
Total	$345,603	$345,603	$—	$345,603
(1)    Fair value through profit or loss.
Fair Value Measurements
We measure the fair value of our cash equivalents, which include money market funds and interest bearing deposits, as level 1 and level 2 measurements because they are valued using quoted market prices and observable market data, respectively.
Financial assets or liabilities include derivative financial instruments used to manage our exposure to the risk of exchange rate fluctuations. These instruments are considered level 2 financial instruments as they are measured using valuation techniques based on observable market data.
The following tables provide information for the assets and liabilities carried at fair value as of December 31, 2015 and March 31, 2016:

		Fair Value Measurements Using
	December 31, 2015	Level 1	Level 2	Level 3
	(in thousands)
Money market funds	$54,188	$54,188	$—	$—
Interest-bearing bank deposits	114,127	—	114,127	—
Cash	185,222	185,222	—	—
Total assets measured at fair value	$353,537	$239,410	$114,127	$—

Derivative instruments	$552	$—	$552	$—
Total liabilities measured at fair value	$552	$—	$552	$—

		Fair Value Measurements Using
	March 31, 2016	Level 1	Level 2	Level 3
	(in thousands)
Money market funds	$79,273	$79,273	$—	$—
Interest-bearing bank deposits	107,618	—	107,618	—
Cash	199,219	199,219	—	—
Derivative instruments	791	—	791	—
Total assets measured at fair value	$386,901	$278,492	$108,409	$—

Note 4. Trade Receivables
The following table shows the breakdown in trade receivables net book value for the presented periods:

	December 31, 2015	March 31, 2016
	(in thousands)
Trade accounts receivables	$267,845	$269,475
(Less) Allowance for doubtful accounts	(6,264)	(6,951)
Net book value at end of period	$261,581	$262,524
Changes in allowance for doubtful accounts are summarized below:

	2015	2016
	(in thousands)
Balance at January 1	$(3,930)	$(6,264)
Allowance for doubtful accounts	(783)	(906)
Reversal of provision	157	366
Change in consolidation scope	(135)	—
Currency translation adjustment	375	(147)
Balance at March 31	$(4,316)	$(6,951)
Note 5. Other Current Assets
The following table shows the breakdown in other current assets net book value for the presented periods:

	December 31, 2015	March 31, 2016
	(in thousands)
Prepayments to suppliers	$2,774	$4,879
Employee-related receivables	94	24
Tax receivables	29,552	35,332
Other debtors	3,687	1,795
Prepaid expenses	9,475	14,885
Derivative instruments	—	791
Gross book value at end of period	45,582	57,706
(Less) Allowance for doubtful accounts	—	—
Net book value at end of period	$45,582	$57,706
Tax receivables primarily consist of VAT receivables and research tax credit receivables. Prepaid expenses mainly consist of office rental advance payments.

Note 6. Intangible assets and Goodwill
There have been no significant changes in intangible assets or goodwill since December 31, 2015. In addition, no triggering events have occurred which would indicate impairment in the balance of either intangible assets or goodwill.
The estimated amortization expense related to intangible assets for the next five years and thereafter is as follows:

	Software	Technology and customer relationships	Total
Remainder of 2016	$(2,439)	$(2,632)	$(5,071)
2017	(3,105)	(2,336)	(5,441)
2018	(2,463)	(2,024)	(4,487)
2019	(1,196)	(244)	(1,440)
2020	(585)	—	(585)
Thereafter	—	—	—
Total	$(9,788)	$(7,236)	$(17,024)

Note 7. Other Current Liabilities
Other current liabilities are presented in the following table:

	December 31, 2015	March 31, 2016
	(in thousands)
Clients' prepayments	$6,244	$8,051
Employee-related payables	42,275	41,807
Taxes payable	30,463	33,861
Accounts payable relating to capital expenditures	8,037	10,024
Other creditors	1,091	736
Deferred revenue	159	602
Total	$88,269	$95,081

Note 8. Financial Liabilities
The changes in current and non-current financial liabilities during the period ended March 31, 2016 are illustrated in the following schedules:

	As of January 1, 2016	New borrowings	Repayments	Change in scope	Other (1)	Currency translation adjustment	As of March 31, 2016
	(in thousands)
Borrowings	$5,973	$807	$(1,518)	$—	$213	$91	$5,566
Financial liabilities relating to finance leases	23	—	(23)	—	—	—	—
Other financial liabilities	608	—	—	—	—	28	636
Derivative instruments	552	—	—	—	(560)	8	—
Current portion	7,156	807	(1,541)	—	(347)	127	6,202
Borrowings	3,272	—	—	—	(213)	142	3,201
Financial liabilities relating to finance leases	—	—	—	—	—	—	—
Other financial liabilities	—	—	—	—	—	—	—
Non current portion	3,272	—	—	—	(213)	142	3,201
Borrowings	9,245	807	(1,518)	—	—	233	8,767
Financial liabilities relating to finance leases	23	—	(23)	—	—	—	—
Other financial liabilities	608	—	—	—	—	28	636
Derivative instruments	552	—	—	—	(560)	8	—
Total	$10,428	$807	$(1,541)	$—	$(560)	$269	$9,403
 (1) Includes reclassification from non-current to current portion based on maturity of the financial liabilities.
Borrowings are financial liabilities with amortized costs and are measured using level 2 fair value measurements.
We are party to loan agreements with Le Credit Lyonnais, or LCL, Bpifrance Financement (French Public Investment Bank), HSBC as well as with a bank syndicate composed of Natixis (coordinator and documentation agent), LCL (facility agent), HSBC France, Société Générale Corporate & Investment Banking and BNP Paribas (each acting individually as bookrunners and mandated lead arrangers).
There have been no changes in the terms of our loan agreement and other financial liabilities, including maturity and allocation by currency, from what was disclosed in Note 14 to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2015.

Note 9. Share-Based Compensation
The Board of Directors has been authorized by the general meeting of the shareholders to grant employee warrants (Bons de Souscription de Parts de Créateur d’Entreprise or "BSPCEs"), share options (Options de Souscription d'Actions or "OSAs"), restricted share units ("RSUs") and non-employee warrants (Bons de Souscription d'Actions or "BSAs").
During the quarter ended March 31, 2016, there were two grants of RSUs under the Employee Share Option Plan 8, as defined in Note 19 to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2015:

•
On January 29, 2016, 33,010 RSUs were granted to senior management subject to achievement of internal performance objectives and continued employment. Based on the assumptions known as of March 31, 2016, we determined share-based compensation expense by applying a probability ratio on performance objectives completion.

•	On February 25, 2016, 181,885 RSUs were granted to Criteo employees subject to continued employment.
There have been no changes in the vesting and method of valuation of the BSPCE, OSA, RSU, or BSA from what was disclosed in Note 19 to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on February 29, 2016.

Change in Number of BSPCE / OSA / RSU / BSA

	OSA/BSPCE	RSU	BSA	Total
Balance at January 1, 2016	6,547,854	1,095,585	154,910	7,798,349
Granted	—	214,895	—	214,895
Exercised	(401,299)	—	—	(401,299)
Forfeited	(129,097)	(13,779)	—	(142,876)
Expired	—	—	—	—
Balance at March 31, 2016	6,017,458	1,296,701	154,910	7,469,069

Breakdown of the Closing Balance

	OSA/BSPCE	RSU	BSA
Number outstanding	6,017,458	1,296,701	154,910
Weighted-average exercise price	€21.40	NA	€15.72
Number exercisable	2,760,417	NA	123,558
Weighted-average exercise price	€13.90	NA	€10.10
Weighted-average remaining contractual life of options outstanding	7.75	NA	7.1

Share-based compensation expense

	Three Months Ended
	March 31, 2015				March 31, 2016
	(in thousands)
	R&D	S&O	G&A	Total	R&D	S&O	G&A	Total
RSUs	$—	$—	$—	$—	$(1,256)	$(1,668)	$(1,101)	$(4,025)
Share options / BSPCE	(1,478)	(3,454)	(1,365)	(6,297)	(1,146)	(1,722)	(1,388)	(4,256)
BSA	—	—	(20)	(20)	—	—	(89)	(89)
Total	$(1,478)	$(3,454)	$(1,385)	$(6,317)	$(2,402)	$(3,390)	$(2,578)	$(8,370)

Note 10. Financial Income and Expenses
The Condensed Consolidated Statements of Income line item “Financial income (expense)” can be broken down as follows:

	Three Months Ended
	March 31, 2015	March 31, 2016
	(in thousands)
Financial income from cash equivalents	$552	$388
Interest on debt	(169)	(476)
Foreign exchange gain (loss)	3,690	(1,216)
Other financial expense	(153)	(13)
Total financial income (expense)	$3,920	$(1,317)
The $1.2 million foreign exchange loss for the period ended March 31, 2016 mainly results from the revaluation of the intra-group positions between Criteo S.A. and its Brazilian subsidiary. At the end of March 2016, the main positions bearing a risk of foreign currency are centralized at the Parent company level and hedged using foreign currency swaps or forward purchases or sales of foreign currencies.

The $3.7 million foreign exchange gain for the period ended March 31, 2015 was a result of the translation of the remaining funds of our initial public offering proceeds into euros at the foreign exchange closing rate (the euro remains the Group functional currency), then translated into the U.S. dollar (the Group presentation currency) according to the average euro / U.S. dollar exchange rate, partially offset by the cost of premiums on related hedging instruments.

Note 11. Income Taxes
Breakdown of Income Taxes
The Condensed Consolidated Statements of Income line item “Provision for income taxes” can be broken down as follows:

	Three Months Ended
	March 31, 2015	March 31, 2016
	(in thousands)
Current income tax	$(7,112)	$(9,082)
France	(4,586)	(3,121)
International	(2,526)	(5,961)
Net change in deferred taxes	(31)	1,138
France	(31)	1,216
International	—	(78)
Provision for income taxes	$(7,143)	$(7,944)
Our tax provision for interim periods is determined using an estimate of our annual effective tax rate (“AETR”). To calculate our estimated AETR, we estimate our income before taxes and the related tax expense or benefit for the full fiscal year (total of expected current and deferred tax provisions), excluding the effect of significant unusual or infrequently occurring items or comprehensive income items not recognized in the statement of of income. Each quarter, we update our estimate of the annual effective tax rate, and if our estimated annual tax rate changes, we make a cumulative adjustment in that quarter. Our quarterly tax provision, and our quarterly estimate of our annual effective tax rate, are subject to significant volatility due to several factors including our ability to accurately predict our income (loss) before provision for income taxes in multiple jurisdictions and the changes in foreign exchange rates. Our effective tax rate in the future will depend on the portion of our profits earned within and outside of France.
Current tax assets and liabilities
The total amount of current tax assets consists mainly of prepayments of income taxes by Criteo do Brasil LTDA and withholding taxes accountable to future income taxes of Criteo Corp. The current tax liabilities refers mainly to the net corporate tax payable of Criteo S.A. and Criteo KK.

Note 12. Earnings Per Share
Basic Earnings Per Share
We calculate basic earnings per share by dividing the net income for the period attributable to shareholders of the Parent by the weighted average number of shares outstanding.

	Three Months Ended
	March 31, 2015	March 31, 2016

	(in thousands, except share and per share data)

Net income attributable to shareholders of Criteo S.A.	$12,982	$17,131
Weighted average number of shares outstanding	61,174,168	62,610,013
Basic earnings per share	$0.21	$0.27
Diluted Earnings Per Share
We calculate diluted earnings per share by dividing the net income attributable to shareholders of the Parent by the weighted average number of shares outstanding plus any potentially dilutive shares not yet issued from share-based compensation plans (see note 9). There were no other potentially dilutive instruments outstanding as of March 31, 2015 and 2016. Consequently all potential dilutive effects from shares are considered.
For each period presented, a contract to issue a certain number of shares (i.e. share option, share warrant, restricted share award or BSPCE contracts) is assessed as potentially dilutive, if it is “in the money” (i.e., the exercise or settlement price is lower than the average market price).

	Three Months Ended
	March 31, 2015	March 31, 2016

	(in thousands, except share and per share data)

Net income attributable to shareholders of Criteo S.A.	$12,982	$17,131
Weighted average number of shares outstanding of Criteo S.A.	61,174,168	62,610,013
Dilutive effect of :
Restricted share awards	—	—
Share options and BSPCE	3,421,375	2,144,884
Share warrants	146,399	86,237
Weighted average number of shares outstanding used to determine diluted earnings per share	64,741,942	64,841,134
Diluted earnings per share	$0.20	$0.26
The weighted average number of securities that were anti-dilutive for diluted EPS for the periods presented but which could potentially dilute EPS in the future are as follows:

	Three Months Ended
	March 31, 2015	March 31, 2016

Restricted share awards	—	1,038,691
Share options and BSPCE	754,644	—
Share warrants	—	—
Weighted average number of anti-dilutive securities excluded from diluted earnings per share	754,644	1,038,691

Note 13. Commitments and contingencies
Commitments
Leases
We are party to various operating lease agreements mainly related to our offices as well as hosting services. Certain of these arrangements have free rent periods or escalating rent payment provisions, and we recognize rent expense under such arrangements on a straight-line basis.
Operating lease expenses totaled $4.9 million and $7.4 million for the three month period ended March 31, 2015 and 2016, respectively. Hosting costs totaled $6.5 million and $9.3 million for the three month period ended March 31, 2015 and 2016, respectively.

Revolving Credit Facilities, Credit Line Facilities and Bank Overdrafts
As mentioned in Note 8, we are party to various credit facilities, short term credit lines, and overdraft facilities. There have been no significant changes in the terms, conditions, or the amounts drawn on these facilities since December 31, 2015.
All of these credit facilities are unsecured and contain customary events of default but do not contain any affirmative, financial or negative covenants, with the exception of the €250.0 million ($284.6 million) revolving credit facility which contains covenants, including compliance with a total net debt to adjusted EBITDA ratio and restrictions on incurring additional indebtedness. At March 31, 2016, we were in compliance with the required leverage ratio.

Contingencies
Changes in provisions during the presented periods are summarized below:

	Provision for employee related litigation	Provision for tax related litigation	Other provisions	Total
	(in thousands)
Balance at January 1, 2016	$236	$44	$388	$668
Charges	275	—	—	275
Provision used	—	—	—	—
Provision released not used	—	—	(272)	(272)
Change in consolidation scope	—	—	—	—
Currency translation adjustments	21	2	(6)	17
Other	—	—	—	—
Balance at March 31, 2016	$532	$46	$110	$688
- of which current	532	46	110	688
- of which non-current	—	—	—	—
The amount of the provisions represent management’s best estimate of the future outflow. Provisions are mainly in relation to employee related litigations and other provisions which consist of estimated restoration costs following the end of leases in 2015. The remaining provisions are for tax contingencies.

Note 14. Breakdown of Revenue and Non-Current Assets by Geographical Areas
The Company operates in the following three geographical markets:

•	Americas: North and South America,

•	EMEA: Europe, Middle-East and Africa, and

•	Asia-Pacific.
 The following tables disclose our consolidated revenue for each geographical area for each of the reported periods. Revenue by geographical area is based on the location of advertisers’ campaigns.

	Americas	EMEA	Asia-Pacific	Total
	(in thousands)

March 31, 2015	$100,624	$132,208	$61,340	$294,172
March 31, 2016	$147,174	$159,405	$94,674	$401,253
Revenue generated in France amounted to $30.5 million and $32.5 million for the three months ended March 31, 2015 and 2016, respectively.
Revenue generated in other significant countries where we operate is presented in the following table:

	Three Months Ended
	2015	2016
	(in thousands)
Americas
United States	$80,661	$126,913
EMEA
Germany	$28,446	$33,696
United Kingdom	$25,943	$28,509
Asia-Pacific
Japan	$44,508	$65,973
As of March 31, 2015 and 2016, our largest client represented 2.1% and 2.0%, respectively, of our consolidated revenue.
Other Information
For each reported period, non-current assets (corresponding to the net book value of tangible and intangible assets) are presented in the table below. The geographical information results from the locations of legal entities.

			Of which			Of which
	Holding	Americas	United States	Europe	Asia-Pacific	Japan	Total
(in thousands)

December 31, 2015	$48,160	$24,437	$23,332	$8,847	$17,508	$7,807	$98,952
March 31, 2016	$49,875	$26,435	$25,390	$8,159	$18,400	$7,923	$102,869

Note 15. Related Parties
There were no significant related-party transactions during the period nor any evolution in the nature of the transactions as described in Note 24 to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

Note 16. Subsequent Events
The Company evaluated subsequent events that occurred after March 31, 2016 through the date of issuance of the unaudited condensed consolidated financial statements and determined that there are no significant events that require adjustments or disclosure.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the Securities and Exchange Commission, or SEC, on February 29, 2016.

Critical Accounting Policies and Estimates

There have been no material changes to our critical accounting policies and estimates from the information provided in Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations," included in our Annual Report filed on Form 10-K for the year ended December 31, 2015.

Recently Issued Pronouncements

See "Recently Issued Accounting Standards" under Note 1, "Summary of Significant Accounting Policies," of the Notes to Unaudited Condensed Consolidated Financial Statements for a discussion of certain accounting standards that have been issued during 2016.

Use of Non-GAAP Financial Measures

This Form 10-Q includes the following financial measures defined as non-GAAP financial measures by the SEC: Revenue ex-TAC, Adjusted EBITDA, and Adjusted Net Income. These measures are not calculated in accordance with U.S. GAAP.

Revenue ex-TAC is our revenue excluding Traffic Acquisition Costs (“TAC”) generated over the applicable measurement period and Revenue ex-TAC by Region reflects our Revenue ex-TAC by our core geographies. Revenue ex-TAC and Revenue ex-TAC by Region are key measures used by our management and board of directors to evaluate our operating performance, generate future operating plans and make strategic decisions regarding the allocation of capital. In particular, we believe that the elimination of TAC from revenue can provide a useful measure for period-to-period comparisons of our core business and across our core geographies.

Adjusted EBITDA is our consolidated earnings before financial income (expense), income taxes, depreciation and amortization, adjusted to eliminate the impact of share-based compensation expense, pension service costs and acquisition-related deferred price consideration. Adjusted EBITDA is a key measure used by our management and board of directors to understand and evaluate our core operating performance and trends, to prepare and approve our annual budget and to develop short‑ and long-term operational plans. In particular, we believe that by eliminating non-cash compensation expense, pension costs and acquisition-related deferred price consideration, Adjusted EBITDA can provide a useful measure for period-to-period comparisons of our core business. Accordingly, we believe that Adjusted EBITDA provides useful information to investors and the market generally in understanding and evaluating our results of operations in the same manner as our management and board of directors.

Adjusted Net Income is our net income adjusted to eliminate the impact of share-based compensation expense, amortization of acquisition-related intangible assets, acquisition-related deferred price consideration, and the tax impact of these adjustments. Adjusted Net Income is a key measure used by our management and board of directors to evaluate operating performance, generate future operating plans and make strategic decisions regarding the allocation of capital. In particular, we believe that by eliminating share-based compensation expense, amortization of acquisition-related intangible assets and acquisition-related deferred price consideration and the tax impact of these adjustments, Adjusted Net Income can provide a useful measure for period-to-period comparisons of our core business. Accordingly, we believe that Adjusted Net Income provides useful information to investors and the market generally in understanding and evaluating our results of operations in the same manner as our management and board of directors.

Please refer to the supplemental financial tables provided for a reconciliation of Revenue ex-TAC to Revenue, Adjusted EBITDA to net income, and Adjusted Net Income to net income, in each case, the most comparable U.S. GAAP measurement. Our use non-GAAP financial measures has limitations as analytical tools, and you should not consider them in isolation or as a substitute for analysis of our financial results as reported under U.S. GAAP. Some of these limitations are:  (1) other companies, including companies in our industry which have similar business arrangements, may address the impact of TAC differently; and (2) other companies may report Revenue ex-TAC, Adjusted EBITDA, Adjusted Net Income, or similarly titled measures but calculate them differently or over different regions, which reduces their usefulness as comparative measures. Because of these and other limitations, you should consider these measures alongside our U.S. GAAP financial results, including revenue and net income.

Condensed Consolidated Statements of Income Data (Unaudited):

	Three Months Ended
	March 31, 2015	March 31, 2016
	(in thousands, except share and per share data)
Revenue	$294,172	$401,253

Cost of revenue (1):
Traffic acquisition costs	(175,888)	(238,755)
Other cost of revenue	(12,969)	(18,338)
Gross profit	105,315	144,160

Operating expenses
Research and development expenses (1)	(17,846)	(27,162)
Sales and operations expenses (1)	(53,083)	(64,473)
General and administrative expenses (1)	(17,546)	(24,737)
Total operating expenses	(88,475)	(116,372)
Income from operations	16,840	27,788
Financial income (expense)	3,920	(1,317)
Income before taxes	20,760	26,471
Provision for income taxes	(7,143)	(7,944)
Net income	$13,617	$18,527
Net income available to shareholders of Criteo S.A. (2)	12,982	17,131
Net income available to shareholders per share:
Basic	$0.21	$0.27
Diluted	$0.20	$0.26
Weighted average shares outstanding used in computing per share amounts:
Basic	61,174,168	62,610,013
Diluted	64,741,942	64,841,134
(1) Cost of revenue and operating expenses include share-based compensation expense, service costs (pension), depreciation and amortization expense, and acquisition-related deferred price consideration as follows:

Detailed Information on Selected Items:

	Three Months Ended
	March 31, 2015	March 31, 2016
	(in thousands)
Share-based compensation expense
Research and development	$1,478	$2,402
Sales and operations	3,454	3,390
General and administrative	1,385	2,578
Total share-based compensation expense	$6,317	$8,370

Service costs - pension
Research and development	$42	$52
Sales and operations	39	34
General and administrative	31	43
Total service costs - pension	$112	$129

Depreciation and amortization expense
Cost of revenue	$5,971	$8,220
Research and development (a)	1,144	2,007
Sales and operations	992	1,771
General and administrative	321	518
Total depreciation and amortization Expense	$8,428	$12,516

Acquisition-related deferred price consideration
Research and development	$109	$40
Sales and operations	—	—
General and administrative	—	—
Total acquisition-related deferred price consideration	$109	$40
(a) Includes acquisition-related amortization of intangible assets of $0.9 million and $1.4 million as of March 31, 2015 and March 31, 2016, respectively.
(2) For the three months ended March 31, 2015 and March 31, 2016, this excludes $0.6 million and $1.4 million, respectively, of net income attributable to non-controlling interests held by Yahoo! Japan in our Japanese subsidiary Criteo KK.

Consolidated Statements of Financial Position Data (Unaudited):

	December 31, 2015	March 31, 2016
	(in thousands) (unaudited)
Cash and cash equivalents	$353,537	$386,110
Total assets	841,719	893,713
Trade receivables, net of allowances for doubtful accounts	261,581	262,524
Total financial liabilities	10,428	9,403
Total liabilities	362,696	361,889
Total equity	$479,023	$531,824
Other Financial and Operating Data (Unaudited):

	Three Months Ended
	March 31, 2015	March 31, 2016
	(in thousands, except number of clients) (unaudited)
Number of clients	7,832	10,962
Revenue ex-TAC (3)	$118,284	$162,498
Adjusted net income (4)	$20,833	$28,086
Adjusted EBITDA (5)	$31,806	$48,843
(3) We define Revenue ex-TAC (Traffic Acquisition Costs) as our revenue excluding traffic acquisition costs, or TAC, generated over the applicable measurement period. Revenue ex-TAC is not a measure calculated in accordance with U.S. GAAP. We have included Revenue ex-TAC in this Form 10-Q because it is a key measure used by our management and board of directors to evaluate operating performance, generate future operating plans and make strategic decisions regarding the allocation of capital. In particular, we believe that the elimination of TAC from revenue can provide a useful measure for period-to-period comparisons of our core business. Accordingly, we believe that Revenue ex-TAC provides useful information to investors and others in understanding and evaluating our results of operations in the same manner as our management and board of directors. Our use of Revenue ex-TAC has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our financial results as reported under U.S. GAAP. Some of these limitations are: (a) other companies, including companies in our industry which have similar business arrangements, may address the impact of TAC differently; (b) other companies may report Revenue ex-TAC or similarly titled measures but calculate them differently, which reduces their usefulness as a comparative measure. Because of these and other limitations, you should consider Revenue ex-TAC alongside our other U.S. GAAP financial results, including revenue. The following table presents a reconciliation of Revenue ex-TAC to revenue, the most directly comparable U.S. GAAP measure, for each of the periods indicated:

	Three Months Ended
	March 31, 2015	March 31, 2016
	(in thousands) (unaudited)
Revenue	$294,172	$401,253
Adjustment:
Traffic acquisition costs	(175,888)	(238,755)
Revenue ex-TAC	$118,284	$162,498

(4) We define Adjusted Net Income as our net income adjusted to eliminate the impact of share-based compensation expense, amortization of acquisition-related intangible assets, acquisition-related deferred price consideration and the tax impact of the foregoing adjustments. Adjusted Net Income is not a measure calculated in accordance with U.S. GAAP. We have included Adjusted Net Income in this Form 10-Q because it is a key measure used by our management and board of directors to evaluate operating performance, generate future operating plans and make strategic decisions regarding the allocation of capital. In particular, we believe that the elimination of share-based compensation expense, amortization of acquisition-related intangible assets, acquisition-related deferred price consideration and the tax impact of the foregoing adjustments in calculating Adjusted Net Income can provide a useful measure for period-to-period comparisons of our core business. Accordingly, we believe that Adjusted Net Income provides useful information to investors and others in understanding and evaluating our results of operations in the same manner as our management and board of directors. Our use of Adjusted Net Income has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our financial results as reported under U.S. GAAP. Some of these limitations are: (a) Adjusted Net Income does not reflect the potentially dilutive impact of equity-based compensation or the impact of certain acquisition related costs; and (b) other companies, including companies in our industry, may calculate Adjusted Net Income or similarly titled measures differently, which reduces their usefulness as a comparative measure. Because of these and other limitations, you should consider Adjusted Net Income alongside our other U.S. GAAP financial results, including net income. The following table presents a reconciliation of Adjusted Net Income to net income, the most directly comparable U.S. GAAP measure, for each of the periods indicated:

	Three Months Ended
	March 31, 2015	March 31, 2016
	(in thousands)
Net income	$13,617	$18,527
Adjustments:
Share-based compensation expense	6,317	8,370
Amortization of acquisition-related intangible assets	920	1,377
Acquisition-related deferred price consideration	109	40
Tax impact of the above adjustments	(130)	(228)
Adjusted net income	$20,833	$28,086
(5) We define Adjusted EBITDA as our consolidated earnings before financial income (expense), income taxes, depreciation and amortization, adjusted to eliminate the impact of share-based compensation expense, service costs (pension) and acquisition-related deferred price consideration. Adjusted EBITDA is not a measure calculated in accordance with U.S. GAAP. We have included Adjusted EBITDA in this Form 10-Q because it is a key measure used by our management and board of directors to evaluate operating performance, generate future operating plans and make strategic decisions regarding the allocation of capital. In particular, we believe that the elimination of share-based compensation expense, service costs (pension) and acquisition-related deferred price consideration in calculating Adjusted EBITDA can provide a useful measure for period-to-period comparisons of our core business. Accordingly, we believe that Adjusted EBITDA provides useful information to investors and others in understanding and evaluating our results of operations in the same manner as our management and board of directors. Our use of Adjusted EBITDA has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our financial results as reported under U.S. GAAP. Some of these limitations are: (a) although depreciation and amortization are non-cash charges, the assets being depreciated and amortized may have to be replaced in the future, and Adjusted EBITDA does not reflect cash capital expenditure requirements for such replacements or for new capital expenditure requirements; (b) Adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs; (c) Adjusted EBITDA does not reflect the potentially dilutive impact of equity-based compensation; (d) Adjusted EBITDA does not reflect tax payments that may represent a reduction in cash available to us; and (e) other companies, including companies in our industry, may calculate Adjusted EBITDA or similarly titled measures differently, which reduces their usefulness as a comparative measure. Because of these and other limitations, you should consider Adjusted EBITDA alongside our other U.S. GAAP financial results, including net income . The following table presents a reconciliation of Adjusted EBITDA to net income, the most directly comparable U.S. GAAP measure, for each of the periods indicated:

	Three Months Ended
	March 31, 2015	March 31, 2016
	(in thousands)
Net income	$13,617	$18,527
Adjustment
Financial expense (income)	(3,920)	1,317
Provision for income taxes	7,143	7,944
Shared-based compensation expense	6,317	8,370
Service costs (pension)	112	129
Depreciation and amortization expense	8,428	12,516
Acquisition-related deferred price consideration	109	40
Total net adjustments	18,189	30,316
Adjusted EBITDA	$31,806	$48,843

Results of Operations for the Quarters Ended March 31, 2015 and 2016 (Unaudited)
Revenue

	Three Months Ended
	March 31, 2015	March 31, 2016	2015 vs 2016
	(in thousands)
Revenue as reported	$294,172	$401,253	36.4%
Conversion impact U.S dollar/other currencies		8,349
Revenue at constant currency (1)	294,172	409,602	39.2%

Americas
Revenue as reported	100,624	147,174	46.3%
Conversion impact U.S dollar/other currencies		4,395
Revenue at constant currency (1)	100,624	151,569	50.6%

EMEA
Revenue as reported	132,208	159,405	20.6%
Conversion impact U.S dollar/other currencies		4,943
Revenue at constant currency (1)	132,208	164,348	24.3%

Asia-Pacific
Revenue as reported	61,340	94,674	54.3%
Conversion impact U.S dollar/other currencies		(989)
Revenue at constant currency(1)	$61,340	$93,685	52.7%
(1) Growth at constant currency excludes the impact of foreign currency fluctuations and is computed by applying the 2015 average exchange rates for the relevant period to 2016 figures. We have included revenue at constant currency in this Form 10-Q because it is a key measure used by our management and board of directors to evaluate operating performance. Management reviews and analyzes business results excluding the effect of foreign currency translation because they believe this better represents our underlying business trends.
Revenue for the three months ended March 31, 2016 increased to $401.3 million, growing 36.4% (or 39.2% on a constant currency basis), compared to the three months ended March 31, 2015. Revenue from new clients contributed 45.0% to the year-over-year revenue growth while revenue from existing clients contributed 55.0% to the year-over-year revenue growth. This increase in revenue was primarily driven by the continued roll-out of technology innovations across all devices, including mobile, the addition of over 760 clients our second largest quarterly increase in new clients, and the continued expansion of our publisher relationships. Technology improvements and broader inventory reach helped generate more revenue per existing client. Our continuing ability to convert and maintain a large portion of our clients to uncapped budgets was also a key driver of the increase in revenue per existing client.
The year-over-year increase was the result of our rapid growth across all geographies. Revenue in the Americas region increased 46.3% (or 50.6% on a constant currency basis) to $147.2 million for the three months ended March 31, 2016 compared to the three months ended March 31, 2015, as existing large clients continued to increase their spend with us. We signed several new large clients in the U.S. and our midmarket segment continued its strong growth across the Americas. Revenue in the EMEA region increased 20.6% (or 24.3% on a constant currency basis) to $159.4 million for the three months ended March 31, 2016 compared to the three months ended March 31, 2015, as we saw strong performance in the Travel sector, signed several large and midmarket clients in the region and continued to grow our revenue from existing clients across client segments and markets. Revenue in the Asia-Pacific region increased 54.3% (or 52.7% on a constant currency basis) to $94.7 million for the three months ended March 31, 2016 compared to the three months ended March 31, 2015, as we continued to win new clients, in particular in Japan and South-east Asia.

Additionally, our $401.3 million revenue for the three months ended March 31, 2016 was negatively impacted by $8.3 million as a result of changes in foreign currency against the U.S. dollar compared to the three months ended March 31, 2015.
The year-over-year growth in revenue on a constant currency basis is primarily attributable to an increased volume of clicks delivered on the advertising banners displayed by us (i.e. higher volumes of impressions).
Cost of Revenue

	Three Months Ended		% change
	March 31, 2015	March 31, 2016	2015 vs 2016
	(in thousands, except percentages)
Traffic acquisition costs	$(175,888)	$(238,755)	35.7%
Other cost of revenue	$(12,969)	$(18,338)	41.4%
% of revenue	(64.2)%	(64.1)%
Gross profit %	35.8%	35.9%
Cost of revenue for the three months ended March 31, 2016 increased $68.2 million, or 36.1%, compared to the three months ended March 31, 2015. This increase was primarily the result of a $62.9 million, or 35.7% (or 38.4% on a constant currency basis), increase in traffic acquisition costs and a $5.4 million, or 41.4% (or 43.3% on a constant currency basis), increase in other cost of revenue.
The increase in traffic acquisition costs related primarily to an increase of 21.2% increase in the number of impressions we purchased, driven by both publishers with whom we have direct relationships, including the Criteo Publisher Marketplace, and the main real-time bidding exchanges, both global and local. Over the period, the average cost per thousand impressions (or CPM) increased 12.0%. The year-over-year increase in average CPM was not only driven by price dynamics but was largely a function of the improving quality of the inventory as well as the evolving formats of ad units available to us on an individual basis.
The year-over year growth in traffic acquisition costs was the result of our strong growth across all geographies. Traffic acquisition costs in the Americas region increased 48.5% (or 52.3% on a constant currency basis) to $90.9 million for the three months ended March 31, 2016 compared to the three months ended March 31, 2015, as our purchases of impressions from the main real-time bidding exchanges and the Facebook mobile application increased and we maintained strong direct relationships with large premium publishers. Traffic acquisition costs in the EMEA region increased 16.7% (or 20.4% on a constant currency basis) to $91.2 million for the three months ended March 31, 2016 compared to the three months ended March 31, 2015, as our purchases of impressions, across several markets in the region, from both large publishers we have a direct relationship with and the main real-time bidding exchanges, increased. Traffic acquisition costs in the Asia-Pacific region increased 55.2% (or 53.5% on a constant currency basis) to $56.6 million for the three months ended March 31, 2016 compared to the three months ended March 31, 2015, as we significantly increased our purchases of impressions from global and local real-time bidding exchanges to enable and support our rapid development across several markets in South-East Asia, as well as maintained strong relationships with large premium publishers in the region, in particular in Japan.
The increase in other cost of revenue includes a $2.8 million increase in hosting costs, a $2.2 million increase in allocated depreciation and amortization expense and a $0.4 million increase in other cost of sales, partially offset by a $0.1 million decrease in data acquisition costs.
We consider Revenue ex-TAC as a key measure of our business activity. Our strategy focuses on maximizing the growth of our Revenue ex-TAC on an absolute basis over maximizing our near-term gross margin. We believe this focus builds sustainable long-term value for our business by fortifying a number of our competitive strengths, including access to advertising inventory, breadth and depth of data and continuous improvement of the Criteo Engine’s performance, allowing it to deliver more relevant advertisements at scale. As a part of this focus, we continue to invest in building relationships with direct publishers and pursuing access to leading advertising exchanges. Our performance-based business model provides us with significant control over our level of Revenue ex-TAC margin, which we seek to optimize in order to maximize Revenue ex-TAC growth on an absolute basis in accordance with our strategic focus.

Research and Development Expense

	Three Months Ended		% change
	March 31, 2015	March 31, 2016	2015 vs 2016
	(in thousands, except percentages)
Research and development expenses	$(17,846)	$(27,162)	52.2%
% of revenue	(6.1)%	(6.8)%
Research and development expense for the three months ended March 31, 2016 increased $9.3 million, or 52.2%, compared to the three months ended March 31, 2015. This increase was primarily the result of a growth in headcount to 440 employees resulting in $6.2 million of additional expense, a $0.9 million increase in subcontracting and other headcount-related costs, a $1.1 million increase in allocated rent and facilities costs, a $0.9 million increase in amortization and depreciation of assets, and a $0.6 million increase in consulting and professional fees partially offset by a $0.4 million increase in the French Research Tax Credit.
Sales and Operations Expense

	Three Months Ended		% change
	March 31, 2015	March 31, 2016	2015 vs 2016
	(in thousands, except percentages)
Sales and operations expenses	$(53,083)	$(64,473)	21.5%
% of revenue	(18.0)%	(16.1)%

Sales and operations expense for the three months ended March 31, 2016 increased $11.4 million, or 21.5%, compared to the three months ended March 31, 2015. This increase was primarily the result of a growth in headcount to 1,190 employees resulting in $7.1 million of additional expense, a $0.8 million increase in marketing events, a $0.8 million increase in allocated depreciation and amortization expense, a $2.4 million increase in allocated rent and facilities costs, a $0.1 million increase in provisions for doubtful receivables, and a $0.2 million increase in other expenses, mainly in consulting and professional fees.
General and Administrative Expenses

	Three Months Ended		% change
	March 31, 2015	March 31, 2016	2015 vs 2016
	(in thousands, except percentages)
General and administrative expenses	$(17,546)	$(24,737)	41.0%
% of revenue	(6.0)%	(6.2)%
General and administrative expense for the three months ended March 31, 2016 increased $7.2 million, or 41.0%, compared to the three months ended March 31, 2015. This increase was primarily the result of a growth in headcount to 340 employees resulting in $6.4 million of additional expense, a $0.2 million increase in subcontracting and other headcount-related costs, a $0.6 million increase in allocated rent and facilities costs, and a $0.2 million increase in allocated depreciation and amortization expense, partially offset by a $0.2 million decrease in consulting and professional fees.

Financial Income (Expense)

	Three Months Ended		% change
	March 31, 2015	March 31, 2016	2015 vs 2016
	(in thousands, except percentages)
Financial income (expense)	$3,920	$(1,317)	(133.6)%
% of revenue	1.3%	(0.3)%
Financial income for the three months ended March 31, 2016 decreased by $5.2 million, or (133.6)%, compared to the three months ended March 31, 2015. The $1.3 million financial expense for the three months ended March 31, 2016 was mainly a result of the weakening of the Brazilian Real which resulted in losses on intra-group positions denominated in this currency. The $3.9 million financial income for the three months ended March 31, 2015 included the reevaluation and related hedging of the remaining funds from our initial public offering. At the end of March 2016, the main positions bearing a risk of foreign currency are centralized at the Parent company level and hedged using foreign currency swaps and forward purchases or sales of foreign currencies.
Provision for Income Taxes

	Three Months Ended		% change
	March 31, 2015	March 31, 2016	2015 vs 2016
	(in thousands, except percentages)
Provision for income taxes	$(7,143)	$(7,944)	11.2%
% of revenue	(2.4)%	(2.0)%
Effective tax rate	34.41%	30.01%
For the quarter ended March 31, 2015 and 2016, we utilized an effective tax rate of 34.41% and 30.01%, respectively, to calculate the provision for income taxes. The effective tax rate for the quarter ended March 31, 2016 decreased compared to the same period in 2015, primarily due to a change in the geographic mix of our income before taxes and the impact of tax deductions on share option exercises by U.K and U.S. residents over the periods.

Net Income

	Three Months Ended		% change
	March 31, 2015	March 31, 2016	2015 vs 2016
	(in thousands, except percentages)
Net income	$13,617	$18,527	36.1%
% of revenue	4.6%	4.6%

Net income for the three months ended March 31, 2016 increased $4.9 million, or 36.1% compared to the three months ended March 31, 2015. This increase was the result of the factors discussed above, in particular, a $10.9 million increase in income from operations, partially offset by a $5.2 million decrease in financial income (expense) and a $0.8 million increase in provision for income taxes compared to 2015.

Revenue, Traffic Acquisition Costs and Revenue ex-TAC by Region
The following table sets forth our revenue, traffic acquisition costs and Revenue ex-TAC by geographic region, including the Americas (North and South America), Europe, Middle East and Africa, or EMEA, and Asia-Pacific:

	Three Months Ended
Region	March 31, 2015	March 31, 2016	YoY Change
Revenue	(in thousands)
Americas	$100,624	$147,174	46%
EMEA	132,208	159,405	21%
Asia-Pacific	61,340	94,674	54%
Total	294,172	401,253	36%

Traffic acquisition costs
Americas	(61,244)	(90,929)	48%
EMEA	(78,158)	(91,185)	17%
Asia-Pacific	(36,486)	(56,641)	55%
Total	(175,888)	(238,755)	36%

Revenue ex-TAC (1)
Americas	39,380	56,245	43%
EMEA	54,050	68,220	26%
Asia-Pacific	24,854	38,033	53%
Total	$118,284	$162,498	37%

(1) We define Revenue ex-TAC as our revenue excluding traffic acquisition costs generated over the applicable measurement period. Revenue ex-TAC and Revenue, Traffic Acquisition Costs and Revenue ex-TAC by Region are not measures calculated in accordance with U.S. GAAP. We have included Revenue ex-TAC and Revenue, Traffic Acquisition Costs and Revenue ex-TAC by Region in this Form 10-Q because they are key measures used by our management and board of directors to evaluate operating performance and generate future operating plans. In particular, we believe that the elimination of TAC from revenue and review of these measures by region can provide useful measures for period-to-period comparisons of our core business. Accordingly, we believe that Revenue ex-TAC and Revenue, Traffic Acquisition Costs and Revenue ex-TAC by Region provides useful information to investors and others in understanding and evaluating our results of operations in the same manner as our management and board of directors. Our use of Revenue ex-TAC and Revenue, Traffic Acquisition Costs and Revenue ex-TAC by Region has limitations as an analytical tool, and you should not consider them in isolation or as a substitute for analysis of our financial results as reported under U.S. GAAP. Some of these limitations are: (a) other companies, including companies in our industry which have similar business arrangements, may address the impact of TAC differently; (b) other companies may report Revenue, Traffic Acquisition Costs and Revenue ex-TAC by Region or similarly titled measures but define the regions differently, which reduces their effectiveness as a comparative measure; and (c) other companies may report Revenue ex-TAC or similarly titled measures but calculate them differently, which reduces their usefulness as a comparative measure. Because of these and other limitations, you should consider Revenue ex-TAC and Revenue, Traffic Acquisition Costs and Revenue ex-TAC by Region alongside our other U.S. GAAP financial results, including revenue. The above table provides a reconciliation of revenue ex-TAC by region to revenue by region. Please also refer to footnote 3 to the Other Financial and Operating Data table in “Item 2—Management's Discussion and Analysis” of this Form 10-Q for a reconciliation of revenue ex-TAC to revenue, the most directly comparable financial measure calculated and presented in accordance with U.S. GAAP.

Constant Currency Reconciliation
Information in this Form 10-Q with respect to results presented on a constant currency basis was calculated by applying the 2015 average exchange rates for the relevant period to 2016 figures. Management reviews and analyzes business results excluding the effect of foreign currency translation because they believe this better represents our underlying business trends. Below is a table which reconciles the actual results presented in this section with the results presented on a constant currency basis:

	Three Months Ended
	March 31, 2015	March 31, 2016	YoY Change
	(in thousands)
Revenue as reported	$294,172	$401,253	36%
Conversion impact U.S. dollar/other currencies		8,349
Revenue at constant currency	294,172	409,602	39%

Traffic acquisition costs as reported	(175,888)	(238,755)	36%
Conversion impact U.S. dollar/other currencies		(4,638)
Traffic Acquisition Costs at constant currency	(175,888)	(243,393)	38%

Revenue ex-TAC as reported	118,284	162,498	37%
Conversion impact U.S. dollar/other currencies		3,712
Revenue ex-TAC at constant currency	118,284	166,210	41%
Revenue ex-TAC/Revenue as reported	40.2%	40.5%

Other cost of revenue as reported	(12,969)	(18,338)	41%
Conversion impact U.S. dollar/other currencies		(252)
Other cost of revenue at constant currency	(12,969)	(18,590)	43%

Adjusted EBITDA	31,806	48,843	54%
Conversion impact U.S. dollar/other currencies		901
Adjusted EBITDA at constant currency	$31,806	$49,744	56%

Liquidity and Capital Resources
Working Capital
The following table summarizes our cash, cash equivalents and short-term investments, accounts receivable and working capital for the periods indicated:

	December 31, 2015	March 31, 2016
Cash flows provided by operating activities	$137,150	$18,907
Trade receivables, net of allowances	$261,581	$262,524
Working capital (current assets less current liabilities)	$305,574	$352,939
Our cash and cash equivalents at March 31, 2016 were held for working capital and general corporate purposes, which could include acquisitions. The increase in cash and cash equivalents compared with December 31, 2015 primarily resulted from $18.9 million in cash from operating activities and $4.7 million positive cash flow from financing activities over the period, which was partially offset by the $11.3 million used for investing activities, including $12.1 million in capital expenditures which was partially offset by a $0.8 million inflow relating to changes in other non-current financial assets. In addition, the increase in cash includes a $20.3 million positive impact of changes in foreign exchange rates on our cash position over the period. We do not enter into investments for trading or speculative purposes. Our policy is to invest any cash in excess of our immediate requirements in investments designed to preserve the principal balance and provide liquidity. Accordingly, our cash and cash equivalents are invested primarily in demand deposit accounts and money market funds that are currently providing only a minimal return.
Sources of Liquidity
Our principal sources of liquidity are our cash and cash equivalents and cash generated from operations. We also benefited to a much lesser extent from the proceeds of the exercise of share options and warrants and expect to continue to do so in the future, as such securities are exercised by holders. We have never declared or paid any cash dividends on our ordinary shares. We do not anticipate paying cash dividends on our equity securities in the foreseeable future and intend to retain all available funds and any future earnings to fund our growth. As discussed in Note 8 to the unaudited condensed consolidated financial statements in Item 1 to this Form 10-Q, we are party to several loan agreements and revolving credit facilities with third-party financial institutions.
Operating and Capital Expenditure Requirements
For the three months ended March 31, 2015 and 2016, our capital expenditures were $12.9 million and $12.1 million, respectively, primarily related to the acquisition of data center and server equipment as well as furnishing and leasehold improvements of new offices. We believe our existing cash balances will be sufficient to meet our anticipated cash requirements through at least the next 12 months.  Our future working capital requirements will depend on many factors, including the rate of our revenue growth, the amount and timing of our investments in personnel and capital equipment, and the timing and extent of our introduction of new products and product enhancements. If our cash and cash equivalents balances and cash flows from operating activities are insufficient to satisfy our liquidity requirements, we may need to raise additional funds through equity, equity-linked or debt financings to support our operations, and such financings may not be available to us on acceptable terms, or at all. We may also need to raise additional funds in the event we determine in the future to effect one or more acquisitions of businesses, technologies, assets or products. If we are unable to raise additional funds when needed, our operations and ability to execute our business strategy could be adversely affected. If we raise additional funds through the incurrence of indebtedness, such indebtedness would have rights that are senior to holders of our equity securities and could contain covenants that restrict our operations. Any additional equity financing will be dilutive to our shareholders.
Off-Balance Sheet Arrangements
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

Historical Cash Flows
The following table sets forth our cash flows for the three month period ended March 31, 2015 and 2016:

	Three Months Ended
	March 31, 2015	March 31, 2016
	(in thousands)
Cash from operating activities	$41,007	$18,907
Cash used in investing activities	$(33,822)	$(11,327)
Cash (used for) from financing activities	$(679)	$4,737
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
For the three months ended March 31, 2016, net cash provided by operating activities was $18.9 million and consisted of net income of $18.5 million and $29.5 million in adjustments for non-cash and non-operating items, partially offset by $17.1 million of changes in working capital requirements and $12.0 million of income taxes paid during the first quarter 2016. Adjustments for non-cash and non-operating items primarily consisted of depreciation and amortization expense of $13.2 million, share-based compensation expense of $8.4 million and $9.1 million of accrued income taxes, partially offset by $1.1 million of changes in deferred tax assets. The $17.1 million decrease in cash resulting from changes in working capital primarily consisted of a $13.9 million decrease in accounts payable and a $10.4 million increase in other current assets including prepaid expenses and VAT receivables resulting from an increase in our revenue and, to a lesser extent, an increase in office rental advance payments. This was partially offset by a $4.8 million decrease in accounts receivable primarily resulting from a more efficient cash collection process and a $2.4 million increase in accrued expenses such as payroll and payroll related expenses and VAT payables, driven primarily by an increase in traffic acquisition costs, and an increase in accrued payroll and payroll related expenses resulting from an increase in the number of our employees.
For the three months ended March 31, 2015, net cash provided by operating activities was $41.0 million and consisted of net income of $13.6 million, $21.9 million in adjustments for non-cash and non-operating items and $8.9 million of cash provided by working capital, partially offset by $3.4 million of income taxes paid during the first quarter 2015. Adjustments for non-cash and non-operating items primarily consisted of depreciation and amortization expense of $8.3 million, share-based compensation expense of $6.3 million and $7.1 million of accrued income taxes. The $8.9 million increase in cash resulting from changes in working capital primarily consisted of an increase in operating cash flow due to a $23.9 million increase in accounts payable and a $5.0 million increase in accrued expenses such as payroll,payroll related expenses and VAT payables, driven primarily by an increase in traffic acquisition costs, and an increase in accrued payroll and payroll related expenses resulting from an increase in the number of our employees. This was partially offset by an increase in accounts receivable of $9.4 million, primarily driven by increased revenue during the year as we continue to expand our operations and an increase in the average days outstanding of our accounts receivable. Prepaid expenses, VAT receivables, and other current assets also increased by $10.6 million, primarily the result of an increase in our revenue and, to a lesser extent, an increase in office rental advance payments.

Investing Activities
Our investing activities to date have consisted primarily of purchases of property and equipment and acquisitions.
For the three months ended March 31, 2016, net cash used in investing activities was $11.3 million and consisted of $12.1 million for purchases of property and equipment, partially offset by a $0.8 million refund of bank deposits or lease deposits related to old premises.
For the three months ended March 31, 2015, net cash used in investing activities was $33.8 million and consisted of $12.9 million for purchases of property and equipment, $17.2 million related to the Datapop acquisition and $3.7 million in bank deposits or lease deposits related to new premises.
Financing Activities
For the three months ended March 31, 2016, net cash provided by financing activities was $4.7 million resulting from $5.5 million from share option exercises and $0.8 million of draws on revolving credit facilities, partially offset by $1.5 million for repayment of loans.
For the three months ended March 31, 2015, net cash used for financing activities was $0.7 million resulting from $2.8 million from share option exercises and $0.8 million of new loans, which was more than offset by $3.3 million for repayment of loans and $1.0 million of changes in other financial liabilities.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Market Risk

There have been no material changes to our exposure to market risk during the first quarter of 2016. For a discussion of our exposure to market risk, refer to our market risk disclosures set forth in Part II, Item 7A, "Quantitative and Qualitative Disclosure About Market risk" in our Annual Report on Form 10-K for the year ended December 31, 2015.

Credit Risk
The maximum exposure to credit risk at the end of each reported period is represented by the carrying amount of financial assets, and summarized in the following table:

	December 31, 2015	March 31, 2016
	(in thousands)
Cash and cash equivalents	$353,537	$386,110
Trade receivables, net of allowances	261,581	262,524
Other current assets	45,582	57,706
Non-current financial assets	17,184	16,880
Total	$677,884	$723,220
As of March 31, 2016 and December 31, 2015, no customer accounted for 10% or more of trade receivables.
We perform ongoing credit evaluations of our customers and do not require collateral. We maintain an allowance for estimated credit losses. During the periods ended March 31, 2016 and December 31, 2015, our net change in allowance for doubtful accounts was $0.7 million and $2.3 million, respectively.
Trade Receivables
Credit risk is defined as an unexpected loss in cash and earnings if the client is unable to pay its obligations in due time. We perform internal ongoing credit risk evaluations of our clients. When a possible risk exposure is identified, we require prepayments.
For each period presented, the aging of trade receivables and allowances for potential losses is as follows:

	December 31, 2015				March 31, 2016
	Gross value	%	Allowance	%	Gross value	%	Allowance	%
	(in thousands)		(in thousands)		(in thousands)		(in thousands)

Not yet due	$193,603	72.2%	$—	—%	$181,600	67.4%	$—	—%
0 - 30 days	53,803	20.1%	—	—%	63,933	23.7%	(56)	0.8%
31 - 60 days	8,287	3.1%	—	—%	6,169	2.3%	(23)	0.3%
61 - 90 days	2,574	1.0%	(2)	—%	5,084	1.9%	(47)	0.7%
> 90 days	9,578	3.6%	(6,262)	100.0%	12,689	4.7%	(6,825)	98.2%
Total	$267,845	100.0%	$(6,264)	100.0%	$269,475	100.0%	$(6,951)	100.0%
The increase of receivables in 90 days overdue is explained by timing differences of payment.
Cash and Cash Equivalents
Our cash and cash equivalents are invested primarily in demand deposit accounts and money market funds that are currently providing only a minimal return.

Market Risk
Foreign Currency Risk
A 10% increase or decrease of the Pound Sterling, the Euro, the Japanese Yen or the Brazilian Real against the U.S. Dollar would have impacted the Consolidated Statements of Income including non-controlling interests as follows:

	Three Months Ended
	March 31, 2015		March 31, 2016
	($ in thousands of dollars)
GBP/USD	+10%	-10%	+10%	-10%
Net income impact	$24	$(24)	$(82)	$82

	Three Months Ended
	March 31, 2015		March 31, 2016
	($ in thousands of dollars)
BRL/USD	+10%	-10%	+10%	-10%
Net income impact	$(301)	$301	$154	$(154)

	Three Months Ended
	March 31, 2015		March 31, 2016
	($ in thousands of dollars)
JPY/USD	+10%	-10%	+10%	-10%
Net income impact	$123	$(123)	$271	$(271)

	Three Months Ended
	March 31, 2015		March 31, 2016
	($ in thousands of dollars)
EUR/USD	+10%	-10%	+10%	-10%
Net income impact	$1,655	$(1,655)	$1,684	$(1,684)
Counter Party Risk
As of March 31, 2016, we show a positive net cash position. Since 2012, we have utilized a cash pooling arrangement, reinforcing cash management centralization. Investment and financing decisions are carried out by our internal treasury function. We only deal with counterparties with high credit ratings. In addition, under our Investment and Risk Management Policy, investments performed by Criteo with a single counterparty shall not exceed 25% of the total invested portfolio no matter the rating of such counterparty.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Based on their evaluation as of March 31, 2016, our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective to provide reasonable assurance.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in management's evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the period covered by this Quarterly Report on Form 10-Q that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitation on Effectiveness of Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within Criteo have been detected. These inherent limitations include the realities that judgments in decision making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies and procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error of fraud may occur and not be detected.

PART II
Item 1.    Legal Proceedings.
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

Item 1A. Risk Factors.

You should carefully consider the risks described under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015. These risks and uncertainties are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, also may become important factors that affect us. If any such risks materialize, our business, financial condition and results of operations could be materially harmed and the trading price of our ADSs could decline. These risks are not exclusive and additional risks and uncertainties that we are unaware of, or that we currently believe are not material, also may become important factors that affect us. There have been no material changes to the Risk Factors described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

Item 6. Exhibits.
Exhibit Index

Incorporated by Reference
Exhibit	Description	Schedule/ Form	File Number	Exhibit	File Date
31.1#	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2#	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

#	Filed herewith.

*	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CRITEO S.A.
(Registrant)

	By:	/s/ Benoit Fouilland
Date: May 4, 2016	Name:	Benoit Fouilland
	Title:	Chief Financial Officer
(Principal financial officer and duly authorized signatory)