Form 10-Q
period 2016-06-30
Criteo S.A.
filed 2016-08-05
CIK 1576427

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended June 30, 2016

or

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐    No ☒
          As of July 31, 2016, the registrant had 63,616,177 ordinary shares, nominal value €0.025 per share, outstanding.

General
Except where the context otherwise requires, all references in this Quarterly Report on Form 10-Q (“Form 10-Q”) to the “Company,” “Criteo,” “we,” “us,” “our” or similar words or phrases are to Criteo S.A. and its subsidiaries, taken together. In this Form 10-Q, references to “$” and “US$” are to United States dollars. Our unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, or "U.S. GAAP."
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

PART I
Item 1. Financial Statements.
CRITEO S.A.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION (UNAUDITED)

	Notes	December 31, 2015	June 30, 2016
		(in thousands)
Assets
Current assets:
Cash and cash equivalents	3	$353,537	$377,407
Trade receivables, net of allowances	4	261,581	266,436
Income taxes	11	2,714	5,277
Other taxes		29,552	39,527
Other current assets	5	16,030	23,164
Total current assets		663,414	711,811
Property, plant and equipment, net		82,482	97,236
Intangible assets, net	6	16,470	17,170
Goodwill	6	41,973	46,859
Non-current financial assets	3	17,184	17,010
Deferred tax assets	11	20,196	25,330
Total non-current assets		178,305	203,605
Total assets		$841,719	$915,416
Liabilities and shareholders' equity
Current liabilities:
Trade payables		$246,382	$240,757
Contingencies	13	668	283
Income taxes	11	15,365	9,455
Financial liabilities - current portion	8	7,156	6,011
Other taxes		30,463	33,880
Employee - related payables		42,275	46,372
Other current liabilities	7	15,531	21,531
Total current liabilities		357,840	358,289
Deferred tax liabilities	11	139	518
Retirement benefit obligation		1,445	1,996
Financial liabilities - non current portion	8	3,272	2,907
Total non-current liabilities		4,856	5,421
Total liabilities		362,696	363,710
Commitments and contingencies
Shareholders' equity:
Common shares, €0.025 par value, 62,470,881 and 63,562,863 shares authorized, issued and outstanding at December 31, 2015 and June 30, 2016, respectively.		2,052	2,082
Additional paid-in capital		425,220	456,242
Accumulated other comprehensive (loss)		(69,023)	(60,329)
Retained earnings		116,076	145,407
Equity-attributable to shareholders of Criteo S.A.		474,325	543,402
Non-controlling interests		4,698	8,304
Total equity		479,023	551,706
Total equity and liabilities		$841,719	$915,416
The accompanying notes form an integral part of these unaudited condensed consolidated financial statements.

CRITEO S.A.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

		Three Months Ended		Six Months Ended
	Notes	June 30, 2015	June 30, 2016	June 30, 2015	June 30, 2016
		(in thousands, except share and per share data)
Revenue		$299,306	$407,201	$593,478	$808,454

Cost of revenue:
Traffic acquisition costs		(177,239)	(240,969)	(353,127)	(479,724)
Other cost of revenue		(14,243)	(20,279)	(27,212)	(38,618)

Gross profit		107,824	145,953	213,139	290,112

Operating expenses:
Research and development expenses		(19,853)	(30,235)	(37,699)	(57,396)
Sales and operations expenses		(59,727)	(69,225)	(112,810)	(133,698)
General and administrative expenses		(20,404)	(28,610)	(37,950)	(53,347)
Total operating expenses		(99,984)	(128,070)	(188,459)	(244,441)
Income from operations		7,840	17,883	24,680	45,671
Financial income (expense)	10	(2,546)	(94)	1,374	(1,412)
Income before taxes		5,294	17,789	26,054	44,259
Provision for income taxes	11	(1,365)	(4,450)	(8,508)	(12,394)
Net income		$3,929	$13,339	$17,546	$31,865

Net income available to shareholders of Criteo S.A.		$3,540	$12,200	$16,522	$29,330
Net income available to non-controlling interests		$389	$1,139	$1,024	$2,535

Net income allocated to shareholders of Criteo S.A. per share:
Basic	12	$0.06	$0.19	$0.27	$0.47
Diluted	12	$0.05	$0.19	$0.25	$0.45

Weighted average shares outstanding used in computing per share amounts:
Basic	12	61,719,367	63,246,785	61,448,678	62,928,221
Diluted	12	65,279,611	65,625,097	65,012,687	65,232,938
The accompanying notes form an integral part of these unaudited condensed consolidated financial statements.

CRITEO S.A.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30, 2015	June 30, 2016	June 30, 2015	June 30, 2016
	(in thousands)

Net income	$3,929	$13,339	$17,546	$31,865
Foreign currency translation differences, net of taxes	13,745	(10,660)	(29,379)	10,028
Foreign currency translation differences	13,745	(10,660)	(29,379)	10,028
Income tax effect	—	—	—	—
Actuarial (losses) gains on employee benefits, net of taxes	359	(10)	213	(209)
Actuarial losses on employee benefits	433	(11)	257	(251)
Income tax effect	(74)	1	(44)	42
Financial instruments, net of taxes	—	—	—	—
Fair value change on financial instruments	—	—	—	—
Income tax effect	—	—	—	—
Comprehensive income (loss)	$18,033	$2,669	$(11,620)	$41,684
Attributable to shareholders of Criteo S.A.	$17,696	$878	$(12,584)	$38,122
Attributable to non-controlling interests	$337	$1,791	$964	$3,562
The accompanying notes form an integral part of these unaudited condensed consolidated financial statements.

CRITEO S.A.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30, 2015	June 30, 2016	June 30, 2015	June 30, 2016
	(in thousands)
Net income	$3,929	$13,339	$17,546	$31,865
Adjustments to reconcile to cash from operating activities	17,646	30,121	39,530	59,626
Amortization and provisions	10,938	16,345	19,201	29,525
Equity awards compensation expense (1)	5,325	7,695	11,642	16,065
Net gain on disposal of non-current assets	22	—	26	—
Interest accrued	2	1,578	7	1,580
Non-cash financial expenses	(6)	8	147	18
Change in deferred taxes	(2,200)	(3,285)	(2,170)	(4,424)
Income tax for the period	3,565	7,780	10,677	16,862
Change in working capital requirement	(4,125)	(10,297)	4,779	(27,436)
(Increase)/decrease in trade receivables	(3,218)	(7,126)	(12,639)	(2,368)
Increase/(decrease) in trade payables	3,682	(1,244)	27,619	(15,149)
(Increase)/decrease in other current assets	(5,243)	(5,969)	(15,883)	(15,777)
Increase/(decrease) in other current liabilities	654	4,042	5,682	5,858
Income taxes paid	(5,512)	(13,889)	(8,909)	(25,874)
Cash from operating activities	11,938	19,274	52,946	38,181
Acquisition of intangibles assets, property, plant and equipment	(29,630)	(25,564)	(41,156)	(39,178)
Change in accounts payable related to intangible assets, property, plant and equipment	11,282	3,178	9,948	4,685
Payments for acquired business, net of cash	(2,867)	(5,074)	(20,075)	(5,074)
Change in other financial non-current assets	(1,492)	(207)	(5,244)	574
Cash used for investing activities	(22,707)	(27,667)	(56,527)	(38,993)
Issuance of long-term borrowings	1,567	2,295	2,394	3,059
Repayment of borrowings	(1,369)	(3,944)	(4,647)	(5,448)
Proceeds from capital increase	3,664	10,106	6,434	15,582
Change in other financial liabilities	—	(171)	(1,000)	(171)
Cash from financing activities	3,862	8,286	3,181	13,022
Change in net cash and cash equivalents	(6,907)	(107)	(400)	12,210
Net cash and cash equivalents - beginning of period	316,376	386,110	351,827	353,537
Effect of exchange rate changes on cash and cash equivalents	11,640	(8,596)	(30,318)	11,660
Net cash and cash equivalents - end of period	$321,109	$377,407	$321,109	$377,407
(1) Out of which $7.2 million and $15.5 million is share-based compensation expense according to ASC 718 - Compensation - Stock compensation for the quarter ended and year to date June 30, 2016, respectively.

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

Conformity with U.S. GAAP requires the use of estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses in the condensed consolidated financial statements and accompanying notes. We base our estimates and judgments on historical information and on various other assumptions that we believe are reasonable under the circumstances. Our actual results may differ from these estimates. U.S. GAAP requires us to make estimates and judgments in several areas, including, but not limited to: (1) the recognition of revenue; (2) the evaluation of our trade receivables and the recognition of a valuation allowance; (3) the recognition and measurement of goodwill and intangible assets and particularly costs capitalized in relation to our customized internal-use software; (4) the measurement of share-based compensation and (5) the tax provision determination and particularly the estimate of our annual effective tax rate.

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

In May 2016 the FASB issued ASU 2016-11, Rescission of SEC Guidance Because of Accounting Standards Updates 2015-09 and 2014-06 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting (SEC Update). ASU 2016-11 rescinds certain SEC Staff Guidance relating to ASC topics 605 (Revenue Recognition), 932 (Extractive Activities - Oil and Gas), and 815 (Derivatives and Hedging). The ASU became effective immediately. The Company has evaluated the rescinded SEC Staff Guidance and determined it does not have an impact on the consolidated financial statements.

In May 2016 the FASB issued ASU 2016-12, Narrow Scope Improvements and Practical Expedients. ASU 2016 - 12 amends narrow aspects of the new revenue standard Revenue from Contracts with Customers (ASC Topic 606) including guidance on assessing collectability, presentation of sales taxes, noncash consideration, and completed contracts and contract modifications at transition. The Company is currently evaluating the impact of ASU 2016-12 on its consolidated financial statements.  The effective date of ASU 2016-12 is the same as for requirements of ASC Topic 606.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326) Measurement of Credit Losses on Financial Statements.  ASU 2016-13 amends the guidance on the impairment of financial instruments. Under the new guidance, an entity recognizes as an allowance its estimate of expected credit losses rather than incurred credit losses. In addition, this amendment broadens the information an entity must consider in developing its expected credit loss estimate including the use of forecasts in order to ensure more timely information is used to develop the estimate. The Company is currently evaluating the impact of ASU 2016-13 on its consolidated financial statements.  This update will be effective for fiscal years beginning after December 15, 2020, including interim periods within that fiscal year.

Note 2. Significant Events and Transactions of the Period

Changes in the scope of consolidation

Business combination

Monsieur Drive Acquisition

On May 31, 2016, we acquired all of the outstanding shares of Monsieur Drive S.A.S., a Paris-based company building advertising products for the consumer packaged goods vertical. The total consideration paid was $5.1 million (€4.6 million) for the acquisition of the shares, financed by the available cash resources at the acquisition date (Note 6). This business combination will be accounted for under the acquisition method in accordance with ASC 805 – Business Combinations. The determination of the fair value of assets acquired and liabilities assumed is in progress and the impact of the transaction will be reflected in our consolidated financial statements as of December 31, 2016.

Consolidation scope

Creation of Criteo India Pvt Ltd (India)

This new subsidiary is 100% held and controlled by the Parent company. It is included in the Company’s consolidation scope as of June 30, 2016, but its contribution to the unaudited condensed consolidated financial statements is not material.

Note 3. Financial Instruments
Financial Assets
The following schedules disclose our financial assets categories for the presented periods:

	December 31, 2015
	Carrying Value	Loans and receivables	Assets designated at FVTPL (1)	Fair value
	(in thousands)
Cash and cash equivalents	$353,537	$—	$353,537	$353,537
Trade receivables, net of allowances	261,581	261,581	—	261,581
Other taxes	29,552	29,552	—	29,552
Other current assets	16,030	16,030	—	16,030
Non-current financial assets	17,184	17,184	—	17,184
Total	$677,884	$324,347	$353,537	$677,884

(1)	Fair value through profit or loss.

	June 30, 2016
	Carrying Value	Loans and receivables	Assets designated at FVTPL (1)	Fair value
	(in thousands)
Cash and cash equivalents	$377,407	$—	$377,407	$377,407
Trade receivables, net of allowances	266,436	266,436	—	266,436
Other taxes	39,527	39,527	—	39,527
Other current assets	23,164	23,013	151	23,164
Non-current financial assets	17,010	17,010	—	17,010
Total	$723,544	$345,986	$377,558	$723,544

(1)	Fair value through profit or loss.
Financial Liabilities

	December 31, 2015
	Carrying Value	Amortized Cost	Liabilities designated at FVTPL (1)	Fair value
	(in thousands)
Trade payables	$246,382	$246,382	$—	$246,382
Other taxes	30,463	30,463	—	30,463
Employee-related payables	42,275	42,275	—	42,275
Other current liabilities	15,531	15,531	—	15,531
Financial liabilities	10,428	9,876	552	10,428
Total	$345,079	$344,527	$552	$345,079

(1)	Fair value through profit or loss.

	June 30, 2016
	Carrying Value	Amortized Cost	Liabilities designated at FVTPL (1)	Fair value
	(in thousands)
Trade payables	$240,757	$240,757	$—	$240,757
Other taxes	33,880	33,880	—	33,880
Employee-related payables	46,372	46,372	—	46,372
Other current liabilities	21,531	21,531	—	21,531
Financial liabilities	8,918	8,918	—	8,918
Total	$351,458	$351,458	$—	$351,458

(1)	Fair value through profit or loss.
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
The following tables provide information for the assets and liabilities carried at fair value as of December 31, 2015 and June 30, 2016:

		Fair Value Measurements Using
	December 31, 2015	Level 1	Level 2	Level 3
	(in thousands)
Money market funds	$54,188	$54,188	$—	$—
Interest-bearing bank deposits	114,127	—	114,127	—
Cash	185,222	185,222	—	—
Total assets measured at fair value	$353,537	$239,410	$114,127	$—

Derivative instruments	$552	$—	$552	$—
Total liabilities measured at fair value	$552	$—	$552	$—

		Fair Value Measurements Using
	June 30, 2016	Level 1	Level 2	Level 3
	(in thousands)
Money market funds	$84,008	$84,008	$—	$—
Interest-bearing bank deposits	132,825	—	132,825	—
Cash	160,574	160,574	—	—
Derivative instruments	151	—	151	—
Total assets measured at fair value	$377,558	$244,582	$132,976	$—

Note 4. Trade Receivables
The following table shows the breakdown in trade receivables net book value for the presented periods:

	December 31, 2015	June 30, 2016
	(in thousands)
Trade accounts receivables	$267,845	$276,574
(Less) Allowance for doubtful accounts	(6,264)	(10,138)
Net book value at end of period	$261,581	$266,436
Changes in allowance for doubtful accounts are summarized below:

	2015	2016
	(in thousands)
Balance at January 1	$(3,930)	$(6,264)
Allowance for doubtful accounts	(1,363)	(4,652)
Reversal of provision	159	806
Change in consolidation scope	(135)	—
Currency translation adjustment	208	(28)
Balance at June 30	$(5,061)	$(10,138)
Note 5. Other Current Assets
The following table shows the breakdown in other current assets net book value for the presented periods:

	December 31, 2015	June 30, 2016
	(in thousands)
Prepayments to suppliers	$2,774	$7,122
Employee-related receivables	94	153
Prepaid expenses	9,475	12,296
Other debtors	3,687	3,442
Derivative instruments	—	151
Gross book value at end of period	16,030	23,164
(Less) Allowance for doubtful accounts	—	—
Net book value at end of period	$16,030	$23,164
Prepaid expenses mainly consist of office rental advance payments.

Note 6. Intangible assets and Goodwill
Intangible assets
There have been no significant changes in intangible assets since December 31, 2015. In addition, no triggering events have occurred which would indicate impairment in the balance of either intangible assets or goodwill.
The estimated amortization expense related to intangible assets for the next five years and thereafter is as follows:

	Software	Technology and customer relationships	Total
Remainder of 2016	$2,088	$1,656	$3,744
2017	3,765	2,253	6,018
2018	3,157	1,950	5,107
2019	1,486	244	1,730
2020	571	—	571
Thereafter	—	—	—
Total	$11,067	$6,103	$17,170
Goodwill
On May 31, 2016, we acquired all of the outstanding shares of Monsieur Drive S.A.S., a Paris-based company building advertising products for the consumer packaged goods vertical. The total consideration paid was $5.1 million (€4.6 million) for the acquisition of the shares, financed by the available cash resources at the acquisition date. This business combination will be accounted for under the acquisition method in accordance with ASC 805 – Business Combinations. The determination of the fair value of assets acquired and liabilities assumed is in progress and the impact of the transaction will be reflected in our consolidated financial statements as of December 31, 2016. The preliminary goodwill as of June 30, 2016 is $5.0 million (€4.5 million). Acquisition costs amounting to $0.1 million (€0.1 million) were fully expensed as incurred.

Note 7. Other Current Liabilities
Other current liabilities are presented in the following table:

	December 31, 2015	June 30, 2016
	(in thousands)
Clients' prepayments	$6,244	$7,604
Accounts payable relating to capital expenditures	8,037	12,787
Other creditors	1,091	836
Deferred revenue	159	304
Total	$15,531	$21,531

Note 8. Financial Liabilities
The changes in current and non-current financial liabilities during the period ended June 30, 2016 are illustrated in the following schedules:

	As of January 1, 2016	New borrowings	Repayments	Change in scope	Other (1)	Currency translation adjustment	As of June 30, 2016
	(in thousands)
Borrowings	$5,973	$3,197	$(3,979)	$—	$432	$(61)	$5,562
Financial liabilities relating to finance leases	23	—	(24)	—	—	1	—
Other financial liabilities	608	—	(171)	—	—	12	449
Derivative instruments	552	—	—	—	(567)	15	—
Current portion	7,156	3,197	(4,174)	—	(135)	(33)	6,011
Borrowings	3,272	—	—	—	(432)	67	2,907
Financial liabilities relating to finance leases	—	—	—	—	—	—	—
Other financial liabilities	—	—	—	—	—	—	—
Non current portion	3,272	—	—	—	(432)	67	2,907
Borrowings	9,245	3,197	(3,979)	—	—	6	8,469
Financial liabilities relating to finance leases	23	—	(24)	—	—	1	—
Other financial liabilities	608	—	(171)	—	—	12	449
Derivative instruments	552	—	—	—	(567)	15	—
Total	$10,428	$3,197	$(4,174)	$—	$(567)	$34	$8,918
 (1) Includes reclassification from non-current to current portion based on maturity of the financial liabilities.
Borrowings are financial liabilities at amortized cost and are measured using level 2 fair value measurements.
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

Note 9. Equity awards compensation expense
The Board of Directors has been authorized by the general meeting of the shareholders to grant employee warrants (Bons de Souscription de Parts de Créateur d’Entreprise or "BSPCEs"), share options (Options de Souscription d'Actions or "OSAs"), restricted share units ("RSUs") and non-employee warrants (Bons de Souscription d'Actions or "BSAs").
During the six months ended June 30, 2016, there were four grants of RSUs and one grant of OSAs under the Employee Share Option Plan 8 and one grant of BSAs under the Plan E, as defined in Note 19 to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2015:

•
On January 29, 2016, 33,010 RSUs were granted to senior management subject to achievement of internal performance objectives and continued employment. Based on the assumptions known as of June 30, 2016, we determined share-based compensation expense by applying a probability ratio on performance objectives completion.

•	On February 25, 2016, 181,885 RSUs were granted to Criteo employees subject to continued employment.

•
On April 20, 2016, 140,135 RSUs were granted to Criteo employees subject to continued employment and 9,100 BSAs were granted to a board member subject to continued engagement on the board of directors.

•	On June 28, 2016, 1,075,827 RSUs and 429,043 OSAs were granted to Criteo employees subject to continued employment.
There have been no changes in the vesting and method of valuation of the BSPCEs, OSAs, RSUs, or BSAs from what was disclosed in Note 19 to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on February 29, 2016.

Change in Number of BSPCE / OSA / RSU / BSA

	OSA/BSPCE	RSU	BSA	Total
Balance at January 1, 2016	6,547,854	1,095,585	154,910	7,798,349
Granted	429,043	1,430,857	9,100	1,869,000
Exercised	(1,055,982)	—	(12,000)	(1,067,982)
Forfeited	(315,788)	(83,026)	(2,440)	(401,254)
Expired	—	—	—	—
Balance at June 30, 2016	5,605,127	2,443,416	149,570	8,198,113

Breakdown of the Closing Balance

	OSA/BSPCE	RSU	BSA
Number outstanding	5,605,127	2,443,416	149,570
Weighted-average exercise price	€23.36	NA	€14.96
Number exercisable	2,442,449	NA	110,567
Weighted-average exercise price	€14.92	NA	€10.03
Weighted-average remaining contractual life of options outstanding, in years	7.7	NA	7.1

Equity awards compensation expense

	Three Months Ended
	June 30, 2015				June 30, 2016
	(in thousands)
	R&D	S&O	G&A	Total	R&D	S&O	G&A	Total
RSUs	$—	$—	$—	$—	$(1,459)	$(1,816)	$(1,184)	$(4,459)
Share options / BSPCE	(1,162)	(2,903)	(1,182)	(5,247)	(720)	(672)	(1,382)	(2,774)
Total share-based compensation	(1,162)	(2,903)	(1,182)	(5,247)	(2,179)	(2,488)	(2,566)	(7,233)
BSAs	—	—	(78)	(78)	—	—	(462)	(462)
Total equity awards compensation expense	$(1,162)	$(2,903)	$(1,260)	$(5,325)	$(2,179)	$(2,488)	$(3,028)	$(7,695)

	Six Months Ended
	June 30, 2015				June 30, 2016
	(in thousands)
	R&D	S&O	G&A	Total	R&D	S&O	G&A	Total
RSUs	$—	$—	$—	$—	$(2,715)	$(3,484)	$(2,284)	$(8,483)
Share options / BSPCE	(2,640)	(6,357)	(2,547)	(11,544)	(1,866)	(2,394)	(2,771)	(7,031)
Total share-based compensation	(2,640)	(6,357)	(2,547)	(11,544)	(4,581)	(5,878)	(5,055)	(15,514)
BSAs	—	—	(98)	(98)	—	—	(551)	(551)
Total equity awards compensation expense	$(2,640)	$(6,357)	$(2,645)	$(11,642)	$(4,581)	$(5,878)	$(5,606)	$(16,065)

Note 10. Financial Income and Expenses
The condensed consolidated statements of income line item “Financial income (expense)” can be broken down as follows:

	Three Months Ended
	June 30, 2015	June 30, 2016
	(in thousands)
Financial income from cash equivalents	$391	$482
Interest on debt	(289)	(612)
Foreign exchange gain (loss)	(2,654)	41
Other financial expense	6	(5)
Total financial income (expense)	$(2,546)	$(94)
The $0.1 million financial expense for the three month period ended June 30, 2016 was mainly the result of a neutral impact of foreign exchange reevaluations and related hedging, partially offset by the recognition of the fees related to the revolving credit facility contracted in September 2015. The $2.5 million financial expense for the three months ended June 30, 2015 included the reevaluation and related hedging of the remaining proceeds from our initial public offering. As of June 30, 2016, the main positions bearing a risk of foreign currency are centralized at the Parent company level and hedged using foreign currency swaps and forward purchases or sales of foreign currencies.

	Six Months Ended
	June 30, 2015	June 30, 2016
	(in thousands)
Financial income from cash equivalents	$942	$870
Interest on debt	(459)	(1,088)
Foreign exchange gain (loss)	1,036	(1,175)
Other financial expense	(145)	(19)
Total financial income (expense)	$1,374	$(1,412)

The $1.4 million financial expense for the six months ended June 30, 2016 was mainly a result of the recognition of negative impact of foreign exchange reevaluations and related hedging negative foreign recorded during the first quarter, together with the fees related to the revolving credit facility contracted in September 2015. The $1.4 million financial income for the six months ended June 30, 2015 included the positive reevaluation and related hedging of the remaining proceeds from our initial public offering. As of June 30, 2016, the main positions bearing a risk of foreign currency are centralized at the Parent company level and hedged using foreign currency swaps and forward purchases or sales of foreign currencies.

Note 11. Income Taxes
Breakdown of Income Taxes
The condensed consolidated statements of income line item “Provision for income taxes” can be broken down as follows:

	Three Months Ended
	June 30, 2015	June 30, 2016
	(in thousands)
Current income tax	$(3,565)	$(7,735)
France	(1,347)	(5,050)
International	(2,218)	(2,685)
Net change in deferred taxes	2,200	3,285
France	980	3,001
International	1,220	284
Provision for income taxes	$(1,365)	$(4,450)

	Six Months Ended
	June 30, 2015	June 30, 2016
	(in thousands)
Current income tax	$(10,678)	$(16,818)
France	(5,934)	(8,172)
International	(4,744)	(8,646)
Net change in deferred taxes	2,170	4,424
France	949	4,216
International	1,221	208
Provision for income taxes	$(8,508)	$(12,394)
Our tax provision for interim periods is determined using an estimate of our annual effective tax rate (“AETR”). To calculate our estimated AETR, we estimate our income before taxes and the related tax expense or benefit for the full fiscal year (total of expected current and deferred tax provisions), excluding the effect of significant unusual or infrequently occurring items or comprehensive income items not recognized in the statement of income. Each quarter, we update our estimate of the annual effective tax rate, and if our estimated annual tax rate changes, we make a cumulative adjustment in that quarter. Our quarterly tax provision, and our quarterly estimate of our annual effective tax rate, are subject to significant volatility due to several factors including our ability to accurately predict our income (loss) before provision for income taxes in multiple jurisdictions and the changes in foreign exchange rates. Our effective tax rate in the future will depend on the portion of our profits earned within and outside of France.
Current tax assets and liabilities
The total amount of current tax assets consists mainly of prepayments of income taxes by Criteo do Brasil LTDA and withholding taxes accountable to future income taxes of Criteo Corp. The current tax liabilities refers mainly to the net corporate tax payables of Criteo S.A., Criteo BV and Criteo KK.

Note 12. Earnings Per Share
Basic Earnings Per Share
We calculate basic earnings per share by dividing the net income for the period attributable to shareholders of the Parent by the weighted average number of shares outstanding.

	Three Months Ended		Six Months Ended
	June 30, 2015	June 30, 2016	June 30, 2015	June 30, 2016

	(in thousands, except share and per share data)

Net income attributable to shareholders of Criteo S.A.	$3,540	$12,200	$16,522	$29,330
Weighted average number of shares outstanding	61,719,367	63,246,785	61,448,678	62,928,221
Basic earnings per share	$0.06	$0.19	$0.27	$0.47
Diluted Earnings Per Share
We calculate diluted earnings per share by dividing the net income attributable to shareholders of the Parent by the weighted average number of shares outstanding plus any potentially dilutive shares not yet issued from share-based compensation plans (see note 9). There were no other potentially dilutive instruments outstanding as of June 30, 2015 and 2016. Consequently all potential dilutive effects from shares are considered.
For each period presented, a contract to issue a certain number of shares (i.e. share option, non-employee warrant ("BSA"), restricted share unit ("RSU") or non-employee warrant ("BSPCE") is assessed as potentially dilutive if it is “in the money” (i.e., the exercise or settlement price is lower than the average market price).

	Three Months Ended		Six Months Ended
	June 30, 2015	June 30, 2016	June 30, 2015	June 30, 2016

	(in thousands, except share and per share data)

Net income attributable to shareholders of Criteo S.A.	$3,540	$12,200	$16,522	$29,330
Weighted average number of shares outstanding of Criteo S.A.	61,719,367	63,246,785	61,448,678	62,928,221
Dilutive effect of :
Restricted share units ("RSUs")	—	189,980	—	94,990
Share options and employee warrants ("BSPCEs")	3,423,409	2,104,298	3,422,392	2,124,592
Non-employees warrants ("BSAs")	136,835	84,034	141,617	85,135
Weighted average number of shares outstanding used to determine diluted earnings per share	65,279,611	65,625,097	65,012,687	65,232,938
Diluted earnings per share	$0.05	$0.19	$0.25	$0.45
The weighted average number of securities that were anti-dilutive for diluted EPS for the periods presented but which could potentially dilute EPS in the future are as follows:

	Three Months Ended		Six Months Ended
	June 30, 2015	June 30, 2016	June 30, 2015	June 30, 2016

Restricted share units ("RSUs")	—	134,112	—	502,511
Share options and employee warants ("BSPCEs")	1,069,738	824,858	749,032	412,429
Non-employees warrants ("BSAs")	25,630	—	12,815	—
Weighted average number of anti-dilutive securities excluded from diluted earnings per share	1,095,368	958,970	761,847	914,940
Note 13. Commitments and contingencies
Commitments
Leases
We are party to various operating lease agreements mainly related to our offices as well as hosting services. Certain of these arrangements have free rent periods or escalating rent payment provisions, and we recognize rent expense under such arrangements on a straight-line basis.
Operating lease expenses totaled $6.7 million and $7.6 million for the three month period ended June 30, 2015 and 2016, respectively, and $11.6 million and $15.0 million for the six month period ended June 30, 2015 and 2016, respectively. Hosting costs totaled $7.1 million and $10.5 million for the three month period ended June 30, 2015 and 2016, respectively and $13.6 million and $19.8 million for the six month period ended June 30, 2015 and 2016, respectively.

Revolving Credit Facilities, Credit Line Facilities and Bank Overdrafts
As mentioned in Note 8, we are party to various credit facilities, short term credit lines, and overdraft facilities. As of June 30, 2016, an additional RMB 5.0 million ($0.7 million) had been drawn by Criteo China, our wholly owned subsidiary, on the RMB 40.0 million ($6.0 million)revolving loan facility with HSBC China, increasing the total amount drawn from RMB 25.0 million ($3.8 million) as of December 31, 2015 to RMB 30.0 million ($4.5 million) as of June 30, 2016. Other than this draw, there have been no significant changes in the terms, conditions, or the amounts drawn on these facilities since December 31, 2015.
All of these credit facilities are unsecured and contain customary events of default but do not contain any affirmative, financial or negative covenants, with the exception of the €250.0 million ($277.6 million) revolving credit facility disclosed in note 2 to our consolidated financial statements for the year ended December 31, 2015 which contains covenants, including compliance with a total net debt to adjusted EBITDA ratio and restrictions on incurring additional indebtedness. At June 30, 2016, we were in compliance with the required leverage ratio.

Contingencies
Changes in provisions during the presented periods are summarized below:

	Provision for employee related litigation	Provision for tax related litigation	Other provisions	Total
	(in thousands)
Balance at January 1, 2016	$236	$44	$388	$668
Charges	444	—	—	444
Provision used	(405)	—	(40)	(445)
Provision released not used	—	(44)	(345)	(389)
Change in consolidation scope	—	—	—	—
Currency translation adjustments	8	—	(3)	5
Other	—	—	—	—
Balance at June 30, 2016	$283	$—	$—	$283
- of which current	283	—	—	283
- of which non-current	—	—	—	—
The amount of the provisions represent management’s best estimate of the future outflow. As of June 30, 2016, provisions are mainly in relation to employee related litigations.

Note 14. Breakdown of Revenue and Non-Current Assets by Geographical Areas
The Company operates in the following three geographical markets:

•	Americas (North and South America);

•	EMEA (Europe, Middle-East and Africa); and

•	Asia-Pacific.
 The following tables disclose our consolidated revenue for each geographical area for each of the reported periods. Revenue by geographical area is based on the location of advertisers’ campaigns.

	Americas	EMEA	Asia-Pacific	Total
For the three months ended:	(in thousands)
June 30, 2015	$110,872	$126,807	$61,627	$299,306
June 30, 2016	$156,522	$153,899	$96,780	$407,201
Revenue generated in France amounted to $27.3 million and $30.9 million for the three months ended June 30, 2015 and 2016, respectively.

	Americas	EMEA	Asia-Pacific	Total
For the six months ended:	(in thousands)

June 30, 2015	$211,496	$259,015	$122,967	$593,478
June 30, 2016	$303,695	$313,305	$191,454	$808,454
Revenue generated in France amounted to $57.9 million and $63.4 million for the six months ended June 30, 2015 and 2016, respectively.
Revenue generated in other significant countries where we operate is presented in the following table:

	Three Months Ended		Six Months Ended
	June 30, 2015	June 30, 2016	2015	2016
	(in thousands)
Americas
United States	$90,346	$134,351	$171,007	$261,264
EMEA
Germany	$25,161	$30,891	$53,607	$64,586
United Kingdom	$26,331	$27,230	$52,274	$55,739
Asia-Pacific
Japan	$42,255	$66,590	$86,762	$132,564
As of June 30, 2015 and 2016, our largest client represented 2.0% and 2.3%, respectively, of our consolidated revenue.

Other Information
For each reported period, non-current assets (corresponding to the net book value of tangible and intangible assets) are presented in the table below. The geographical information results from the locations of legal entities.

			Of which			Of which
	Holding	Americas	United States	Europe	Asia-Pacific	Japan	Total
(in thousands)

December 31, 2015	$48,160	$24,437	$23,332	$8,847	$17,508	$7,807	$98,952
June 30, 2016	$48,893	$26,219	$25,170	$7,601	$31,693	$10,619	$114,406
Note 15. Related Parties
There were no significant related-party transactions during the period nor any evolution in the nature of the transactions as described in Note 24 to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

Note 16. Subsequent Events
The Company evaluated subsequent events that occurred after June 30, 2016 through the date of issuance of the unaudited condensed consolidated financial statements and determined that there are no significant events that require adjustments or disclosure.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the Securities and Exchange Commission, or "SEC," on February 29, 2016.

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

Adjusted EBITDA is our consolidated earnings before financial income (expense), income taxes, depreciation and amortization, adjusted to eliminate the impact of equity awards compensation expense, pension service costs, acquisition-related costs and deferred price consideration. Adjusted EBITDA is a key measure used by our management and board of directors to understand and evaluate our core operating performance and trends, to prepare and approve our annual budget and to develop short‑ and long-term operational plans. In particular, we believe that by eliminating equity awards compensation expense, pension service costs, acquisition-related costs and deferred price consideration, Adjusted EBITDA can provide a useful measure for period-to-period comparisons of our core business. Accordingly, we believe that Adjusted EBITDA provides useful information to investors and the market generally in understanding and evaluating our results of operations in the same manner as our management and board of directors.

Adjusted Net Income is our net income adjusted to eliminate the impact of equity awards compensation expense, amortization of acquisition-related intangible assets, acquisition-related costs and deferred price consideration, and the tax impact of these adjustments. Adjusted Net Income is a key measure used by our management and board of directors to evaluate operating performance, generate future operating plans and make strategic decisions regarding the allocation of capital. In particular, we believe that by eliminating equity awards compensation expense, amortization of acquisition-related intangible assets, acquisition-related costs and deferred price consideration and the tax impact of these adjustments, Adjusted Net Income can provide a useful measure for period-to-period comparisons of our core business. Accordingly, we believe that Adjusted Net Income provides useful information to investors and the market generally in understanding and evaluating our results of operations in the same manner as our management and board of directors.

Please refer to the supplemental financial tables provided for a reconciliation of Revenue ex-TAC to Revenue, Adjusted EBITDA to net income, and Adjusted Net Income to net income, in each case, the most comparable U.S. GAAP measurement. Our use of non-GAAP financial measures has limitations as analytical tools, and you should not consider them in isolation or as a substitute for analysis of our financial results as reported under U.S. GAAP. Some of these limitations are:  (1) other companies, including companies in our industry which have similar business arrangements, may address the impact of TAC differently; and (2) other companies may report Revenue ex-TAC, Adjusted EBITDA, Adjusted Net Income, or similarly titled measures but calculate them differently or over different regions, which reduces their usefulness as comparative measures. Because of these and other limitations, you should consider these measures alongside our U.S. GAAP financial results, including revenue and net income.

Condensed Consolidated Statements of Income Data (Unaudited):

	Three Months Ended		Six Months Ended
	June 30, 2015	June 30, 2016	June 30, 2015	June 30, 2016
	(in thousands, except share and per share data)
Revenue	$299,306	$407,201	$593,478	$808,454

Cost of revenue (2):
Traffic acquisition costs	(177,239)	(240,969)	(353,127)	(479,724)
Other cost of revenue	(14,243)	(20,279)	(27,212)	(38,618)
Gross profit	107,824	145,953	213,139	290,112

Operating expenses
Research and development expenses (2)	(19,853)	(30,235)	(37,699)	(57,396)
Sales and operations expenses (2)	(59,727)	(69,225)	(112,810)	(133,698)
General and administrative expenses (2)	(20,404)	(28,610)	(37,950)	(53,347)
Total operating expenses	(99,984)	(128,070)	(188,459)	(244,441)
Income from operations	7,840	17,883	24,680	45,671
Financial income (expense)	(2,546)	(94)	1,374	(1,412)
Income before taxes	5,294	17,789	26,054	44,259
Provision for income taxes	(1,365)	(4,450)	(8,508)	(12,394)
Net income	$3,929	$13,339	$17,546	$31,865
Net income available to shareholders of Criteo S.A. (1)	$3,540	$12,200	$16,522	$29,330
Net income available to shareholders of Criteo S.A. per share:
Basic	$0.06	$0.19	$0.27	$0.47
Diluted	$0.05	$0.19	$0.25	$0.45
Weighted average shares outstanding used in computing per share amounts:
Basic	61,719,367	63,246,785	61,448,678	62,928,221
Diluted	65,279,611	65,625,097	65,012,687	65,232,938
(1) For the three months ended June 30, 2015 and June 30, 2016, this excludes $0.4 million and $1.1 million, respectively, and for the six months ended June 30, 2015 and June 30, 2016, this excludes $1.0 million and $2.5 million, respectively, of net income attributable to non-controlling interests held by Yahoo! Japan in our Japanese subsidiary Criteo KK.
(2) Cost of revenue and operating expenses include equity awards compensation expense, pension service costs, depreciation and amortization expense, acquisition-related costs and deferred price consideration as follows:

Detailed Information on Selected Items:

	Three Months Ended		Six Months Ended
	June 30, 2015	June 30, 2016	June 30, 2015	June 30, 2016
	(in thousands)
Equity award compensation expense
Research and development	$1,162	$2,179	$2,640	$4,581
Sales and operations	2,903	2,488	6,357	5,878
General and administrative	1,260	3,028	2,645	5,606
Total equity awards compensation expense	$5,325	$7,695	$11,642	$16,065

Pension service costs
Research and development	$40	$53	$81	$105
Sales and operations	39	35	78	69
General and administrative	31	43	62	86
Total pension service costs	$110	$131	$221	$260

Depreciation and amortization expense
Cost of revenue	$6,813	$9,220	$12,784	$17,439
Research and development (a)	1,977	1,457	3,122	3,465
Sales and operations	1,112	2,019	2,104	3,791
General and administrative	376	604	697	1,122
Total depreciation and amortization expense	$10,278	$13,300	$18,707	$25,817

Acquisition-related costs
General and administrative	—	148	—	148
Total acquisition-related costs	$—	$148	$—	$148

Acquisition-related deferred price consideration
Research and development	115	44	224	85
Total acquisition-related deferred price consideration	$115	$44	$224	$85
(a) Includes acquisition-related amortization of intangible assets of $1.7 million and $0.8 million for the three months ended June 30, 2015 and June 30, 2016, respectively, and $2.6 million and $2.2 million for the six months ended June 30, 2015 and June 30, 2016, respectively.

Consolidated Statements of Financial Position Data (Unaudited):

	December 31, 2015	June 30, 2016
	(in thousands) (unaudited)
Cash and cash equivalents	$353,537	$377,407
Total assets	841,719	915,416
Trade receivables, net of allowances for doubtful accounts	261,581	266,436
Total financial liabilities	10,428	8,918
Total liabilities	362,696	363,710
Total equity	$479,023	$551,706
Other Financial and Operating Data (Unaudited):

	Three Months Ended		Six Months Ended
	June 30, 2015	June 30, 2016	June 30, 2015	June 30, 2016
	(in thousands, except number of clients) (unaudited)
Number of clients	8,564	11,874	8,564	11,874
Revenue ex-TAC (3)	$122,067	$166,232	$240,351	$328,730
Adjusted net income (4)	$10,617	$21,892	$31,450	$49,978
Adjusted EBITDA (5)	$23,668	$39,201	$55,474	$88,046
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

	Three Months Ended		Six Months Ended
	June 30, 2015	June 30, 2016	June 30, 2015	June 30, 2016
	(in thousands) (unaudited)
Revenue	$299,306	$407,201	$593,478	$808,454
Adjustment:
Traffic acquisition costs	(177,239)	(240,969)	(353,127)	(479,724)
Revenue ex-TAC	$122,067	$166,232	$240,351	$328,730

(4) We define Adjusted Net Income as our net income adjusted to eliminate the impact of equity awards compensation expense, amortization of acquisition-related intangible assets, acquisition-related costs and deferred price consideration, and the tax impact of the foregoing adjustments. Adjusted Net Income is not a measure calculated in accordance with U.S. GAAP. We have included Adjusted Net Income in this Form 10-Q because it is a key measure used by our management and board of directors to evaluate operating performance, generate future operating plans and make strategic decisions regarding the allocation of capital. In particular, we believe that the elimination of equity awards compensation expense, amortization of acquisition-related intangible assets, acquisition-related costs and deferred price consideration, and the tax impact of the foregoing adjustments in calculating Adjusted Net Income can provide a useful measure for period-to-period comparisons of our core business. Accordingly, we believe that Adjusted Net Income provides useful information to investors and others in understanding and evaluating our results of operations in the same manner as our management and board of directors. Our use of Adjusted Net Income has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our financial results as reported under U.S. GAAP. Some of these limitations are: (a) Adjusted Net Income does not reflect the potentially dilutive impact of equity-based compensation or the impact of certain acquisition related costs; and (b) other companies, including companies in our industry, may calculate Adjusted Net Income or similarly titled measures differently, which reduces their usefulness as a comparative measure. Because of these and other limitations, you should consider Adjusted Net Income alongside our other U.S. GAAP financial results, including net income. The following table presents a reconciliation of Adjusted Net Income to net income, the most directly comparable U.S. GAAP measure, for each of the periods indicated:

	Three Months Ended		Six Months Ended
	June 30, 2015	June 30, 2016	June 30, 2015	June 30, 2016
	(in thousands)
Net income	$3,929	$13,339	$17,546	$31,865
Adjustments:
Equity awards compensation expense	5,325	7,695	11,642	16,065
Amortization of acquisition-related intangible assets	1,674	825	2,594	2,202
Acquisition-related costs	—	148	—	148
Acquisition-related deferred price consideration	115	44	224	85
Tax impact of the above adjustments	(426)	(159)	(556)	(387)
Adjusted net income	$10,617	$21,892	$31,450	$49,978
(5) We define Adjusted EBITDA as our consolidated earnings before financial income (expense), income taxes, depreciation and amortization, adjusted to eliminate the impact of equity awards compensation expense, pension service costs, acquisition-related costs and deferred price consideration. Adjusted EBITDA is not a measure calculated in accordance with U.S. GAAP. We have included Adjusted EBITDA in this Form 10-Q because it is a key measure used by our management and board of directors to evaluate operating performance, generate future operating plans and make strategic decisions regarding the allocation of capital. In particular, we believe that the elimination of equity awards compensation expense, pension service costs, acquisition-related costs and deferred price consideration in calculating Adjusted EBITDA can provide a useful measure for period-to-period comparisons of our core business. Accordingly, we believe that Adjusted EBITDA provides useful information to investors and others in understanding and evaluating our results of operations in the same manner as our management and board of directors. Our use of Adjusted EBITDA has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our financial results as reported under U.S. GAAP. Some of these limitations are: (a) although depreciation and amortization are non-cash charges, the assets being depreciated and amortized may have to be replaced in the future, and Adjusted EBITDA does not reflect cash capital expenditure requirements for such replacements or for new capital expenditure requirements; (b) Adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs; (c) Adjusted EBITDA does not reflect the potentially dilutive impact of equity-based compensation; (d) Adjusted EBITDA does not reflect tax payments that may represent a reduction in cash available to us; and (e) other companies, including companies in our industry, may calculate Adjusted EBITDA or similarly titled measures differently, which reduces their usefulness as a comparative measure. Because of these and other limitations, you should consider Adjusted EBITDA alongside our other U.S. GAAP financial results, including net income . The following table presents a reconciliation of Adjusted EBITDA to net income, the most directly comparable U.S. GAAP measure, for each of the periods indicated:

	Three Months Ended		Six Months Ended
	June 30, 2015	June 30, 2016	June 30, 2015	June 30, 2016
	(in thousands)
Net income	$3,929	$13,339	$17,546	$31,865
Adjustments:
Financial expense (income)	2,546	94	(1,374)	1,412
Provision for income taxes	1,365	4,450	8,508	12,394
Equity awards compensation expense	5,325	7,695	11,642	16,065
Pension service costs	110	131	221	260
Depreciation and amortization expense	10,278	13,300	18,707	25,817
Acquisition-related costs	—	148	—	148
Acquisition-related deferred price consideration	115	44	224	85
Total net adjustments	19,739	25,862	37,928	56,181
Adjusted EBITDA	$23,668	$39,201	$55,474	$88,046

Results of Operations for the Periods Ended June 30, 2015 and 2016 (Unaudited)
Revenue
Three months ended June 30, 2016 compared to the three months ended June 30, 2015

	Three Months Ended
	June 30, 2015	June 30, 2016	2015 vs 2016
	(in thousands)
Revenue as reported	$299,306	$407,201	36.0%
Conversion impact U.S dollar/other currencies		(4,550)
Revenue at constant currency (1)	299,306	402,651	34.5%
Americas
Revenue as reported	110,872	156,522	41.2%
Conversion impact U.S dollar/other currencies		1,919
Revenue at constant currency (1)	110,872	158,441	42.9%
EMEA
Revenue as reported	126,807	153,899	21.4%
Conversion impact U.S dollar/other currencies		308
Revenue at constant currency (1)	126,807	154,207	21.6%
Asia-Pacific
Revenue as reported	61,627	96,780	57.0%
Conversion impact U.S dollar/other currencies		(6,777)
Revenue at constant currency(1)	$61,627	$90,003	46.0%
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
Revenue for the three months ended June 30, 2016 increased to 407.2 million, growing 36.0% (or 34.5% on a constant currency basis), compared to the three months ended June 30, 2015. Revenue from new clients contributed 54.1% to the year-over-year revenue growth while revenue from existing clients contributed 45.9% to the year-over-year revenue growth. This increase in revenue was primarily driven by the continued roll-out of technology innovations across all devices, including mobile, the addition of a record number of net new clients of over 900 in the quarter, and the continued expansion of our publisher relationships. Technology improvements and broader inventory reach helped generate more revenue per existing client at constant currency. Our continuing ability to convert and maintain a large portion of our clients to uncapped budgets was also a key driver of the increase in revenue per existing client across large and midmarket clients.
The year-over-year increase was the result of our rapid growth across all geographies. Revenue in the Americas region increased 41.2% (or 42.9% on a constant currency basis) to $156.5 million for the three months ended June 30, 2016 compared to the three months ended June 30, 2015, and the region was the largest contributor to our global growth. Midmarket growth remained very solid across the region at close to 70% year-over-year despite a demanding hiring environment for sales people. Brazil remained challenging as a result of the difficult political and macro-economic context. Revenue in the EMEA region increased 21.4% (or 21.6% on a constant currency basis) to $153.9 million for the three months ended June 30, 2016 compared to the three months ended June 30, 2015. Established markets, Germany in particular, continued to post solid growth. We signed several new large clients including a global apparel group based in Spain. Travel clients further expanded their business with us across many markets in EMEA. Revenue in the Asia-Pacific region increased 57.0% (or 46.0% on a constant currency basis) to $96.8 million for the three months ended June 30, 2016 compared to the three months ended June 30, 2015. Revenue from new clients was strong, in particular in Japan and India. We opened our legal entity in India near the end of the second quarter and signed several large advertisers. These include India’s largest ecommerce marketplace; India’s fashion ecommerce giant Jabong; and MakeMyTrip, India’s largest online travel agent. Growth across South-East Asia remains steady and we continue to make progress in our domestic business in China.

Additionally, our $407.2 million of revenue for the three months ended June 30, 2016 was positively impacted by $4.6 million as a result of changes in foreign currency against the U.S. dollar compared to the three months ended June 30, 2015.
The year-over-year growth in revenue on a constant currency basis is primarily attributable to an increased volume of clicks delivered on the advertising banners displayed by us (i.e. higher volumes of impressions).
Six months ended June 30, 2016 compared to the six months ended June 30, 2015

	Six Months Ended
	June 30, 2015	June 30, 2016	2015 vs 2016
	(in thousands)
Revenue as reported	$593,478	$808,454	36.2%
Conversion impact U.S dollar/other currencies		3,800
Revenue at constant currency (1)	593,478	812,254	36.9%
Americas
Revenue as reported	211,496	303,695	43.6%
Conversion impact U.S dollar/other currencies		6,316
Revenue at constant currency (1)	211,496	310,011	46.6%
EMEA
Revenue as reported	259,015	313,305	21.0%
Conversion impact U.S dollar/other currencies		5,250
Revenue at constant currency (1)	259,015	318,555	23.0%
Asia-Pacific
Revenue as reported	122,967	191,454	55.7%
Conversion impact U.S dollar/other currencies		(7,766)
Revenue at constant currency(1)	$122,967	$183,688	49.4%
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
Revenue for the six months ended June 30, 2016 increased to $808.5 million, growing 36.2% (or 36.9% on a constant currency basis), compared to the six months ended June 30, 2015. Revenue from new clients contributed 47.6% to the year-over-year revenue growth while revenue from existing clients contributed 52.4% to the year-over-year revenue growth. This increase in revenue was primarily driven by the continued roll-out of technology innovations across all devices, including mobile, the addition of over 1,670 clients, and the continued expansion of our publisher relationships. Technology improvements and broader inventory reach helped generate more revenue per existing client at constant currency across large and midmarket clients. Our continuing ability to convert and maintain a large portion of our clients to uncapped budgets was also a key driver of the increase in revenue per existing client.
The year-over-year increase was the result of our rapid growth across all geographies. Revenue in the Americas region increased 43.6% (or 46.6% on a constant currency basis) to $303.7 million for the six months ended June 30, 2016 compared to the six months ended June 30, 2015, as existing large clients continued to increase their spend with us. We signed several new large clients in the U.S. and our midmarket segment continued its strong growth across the Americas. Revenue in the EMEA region increased 21.0% (or 23.0% on a constant currency basis) to $313.3 million for the six months ended June 30, 2016 compared to the six months ended June 30, 2015, as we saw strong performance in the Travel sector, signed several large and midmarket clients in the region and continued to grow our revenue from existing clients across client segments and markets. Revenue in the Asia-Pacific region increased 55.7% (or 49.4% on a constant currency basis) to $191.5 million for the six months ended June 30, 2016 compared to the six months ended June 30, 2015, as we continued to win new clients, in particular in Japan, South-East Asia, and India.

Additionally, our $808.5 million revenue for the six months ended June 30, 2016 was negatively impacted by $3.8 million as a result of changes in foreign currency against the U.S. dollar compared to the six months ended June 30, 2015.
The year-over-year growth in revenue on a constant currency basis is primarily attributable to an increased volume of clicks delivered on the advertising banners displayed by us (i.e. higher volumes of impressions).
Cost of Revenue
Three months ended June 30, 2016 compared to the three months ended June 30, 2015

	Three Months Ended		% change
	June 30, 2015	June 30, 2016	2015 vs 2016
	(in thousands, except percentages)
Traffic acquisition costs	$(177,239)	$(240,969)	36.0%
Other cost of revenue	$(14,243)	$(20,279)	42.4%
% of revenue	(64.0)%	(64.2)%
Gross profit %	36.0%	35.8%
Cost of revenue for the three months ended June 30, 2016 increased $69.8 million, or 36.4% , compared to the three months ended June 30, 2015. This increase was primarily the result of an increase of $63.7 million, or 36.0% (or 34.3% on a constant currency basis), increase in traffic acquisition costs and a $6.0 million, or 42.4% (or 40.5% on a constant currency basis), increase in other cost of revenue.

The increase in traffic acquisition costs related primarily to an increase of 19.8% increase in the number of impressions we purchased, driven by both publishers with whom we have direct relationships, including the Criteo Publisher Marketplace, and the main real-time bidding exchanges, both global and local. Over the period, the average cost per thousand impressions (or "CPM") increased 13.5% (or 12.1% on a constant currency basis). The year-over-year increase in average CPM was a function of the improving quality of the inventory as well as the evolving formats of ad units available to us on an individual basis, and was also driven by price dynamics.

The year-over year growth in traffic acquisition costs was the result of our strong growth across all geographies. Traffic acquisition costs in the Americas region increased 44.4% (or 46.0% on a constant currency basis) to $96.5 million for the three months ended June 30, 2016 compared to the three months ended June 30, 2015, as our purchases of impressions from the main real-time bidding exchanges and the Facebook mobile application increased and we maintained strong direct relationships with large premium publishers. Traffic acquisition costs in the EMEA region increased 18.7% (or 19.0% on a constant currency basis) to $86.8 million for the three months ended June 30, 2016 compared to the three months ended June 30, 2015, as our purchases of impressions, across several markets in the region, from both large publishers we have a direct relationship with and the main real-time bidding exchanges, increased. Traffic acquisition costs in the Asia-Pacific region increased 54.7% (or 43.5% on a constant currency basis) to $57.6 million for the three months ended June 30, 2016 compared to the three months ended June 30, 2015, as we significantly increased our purchases of impressions from global and local real-time bidding exchanges to enable and support our rapid development across several markets in South-East Asia , as well as maintained strong relationships with large premium publishers in the region, in particular in Japan.

The increase in other cost of revenue includes a $3.3 million increase in hosting costs, a $2.4 million increase in allocated depreciation and amortization expense and a $0.3 million increase in other cost of sales.

Six months ended June 30, 2016 compared to the six months ended June 30, 2015

	Six Months Ended		% change
	June 30, 2015	June 30, 2016	2015 vs 2016
	(in thousands, except percentages)
Traffic acquisition costs	$(353,127)	$(479,724)	35.9%
Other cost of revenue	$(27,212)	$(38,618)	41.9%
% of revenue	(64.1)%	(64.1)%
Gross profit %	35.9%	35.9%
Cost of revenue for the six months ended June 30, 2016 increased $138.0 million, or 36.3%, compared to the six months ended June 30, 2015. This increase was primarily the result of a $126.6 million, or 35.9% (or 36.4% on a constant currency basis), increase in traffic acquisition costs and a $11.4 million, or 41.9% (or 41.9% on a constant currency basis), increase in other cost of revenue.

The increase in traffic acquisition costs related primarily to an increase of 20.5% increase in the number of impressions we purchased, driven by both publishers with whom we have direct relationships, including the Criteo Publisher Marketplace, and the main real-time bidding exchanges, both global and local. Over the period, the average cost per thousand impressions (or CPM) increased 12.8% (or 12.7% on a constant currency basis). The year-over-year increase in average CPM was a function of the improving quality of the inventory as well as the evolving formats of ad units available to us on an individual basis, and was also driven by price dynamics.

The year-over year growth in traffic acquisition costs was the result of our strong growth across all geographies. Traffic acquisition costs in the Americas region increased 46.4% (or 49.0% on a constant currency basis) to $187.5 million for the six months ended June 30, 2016 compared to the six months ended June 30, 2015, as our purchases of impressions from the main real-time bidding exchanges and the Facebook mobile application increased and we maintained strong direct relationships with large premium publishers. Traffic acquisition costs in the EMEA region increased 17.6% (or 19.7% on a constant currency basis) to $178.0 million for the six months ended June 30, 2016 compared to the six months ended June 30, 2015, as our purchases of impressions, across several markets in the region, from both large publishers we have a direct relationship with and the main real-time bidding exchanges, increased. Traffic acquisition costs in the Asia-Pacific region increased 55.0% (or 48.5% on a constant currency basis) to $114.2 million for the six months ended June 30, 2016 compared to the six months ended June 30, 2015, as we significantly increased our purchases of impressions from global and local real-time bidding exchanges to enable and support our rapid development across several markets in South-East Asia, as well as maintained strong relationships with large premium publishers in the region, in particular in Japan.

The increase in other cost of revenue includes a $6.2 million increase in hosting costs, a $4.7 million increase in allocated depreciation and amortization expense and a $0.7 million increase in other cost of sales, partially offset by a $0.2 million decrease in data acquisition costs.

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

Research and Development Expenses
Three months ended June 30, 2016 compared to the three months ended June 30, 2015

	Three Months Ended		% change
	June 30, 2015	June 30, 2016	2015 vs 2016
	(in thousands, except percentages)
Research and development expenses	$(19,853)	$(30,235)	52.3%
% of revenue	(6.6)%	(7.4)%
Research and development expense for the three months ended June 30, 2016 increased $10.4 million, or 52.3%, compared to the three months ended June 30, 2015. This increase was primarily the result of a growth in headcount to 466 employees resulting in $8.5 million of additional expense, a $0.6 million increase in subcontracting and other headcount-related costs, a $1.1 million increase in allocated rent and facilities costs, and a $0.7 million increase in consulting and professional fees, partially offset by a $0.5 million decrease in amortization and depreciation of assets.
Six months ended June 30, 2016 compared to the six months ended June 30, 2015

	Six Months Ended		% change
	June 30, 2015	June 30, 2016	2015 vs 2016
	(in thousands, except percentages)
Research and development expenses	$(37,699)	$(57,396)	52.2%
% of revenue	(6.4)%	(7.1)%
Research and development expense for the six months ended June 30, 2016 increased $19.7 million, or 52.2%, compared to the six months ended June 30, 2015. This increase was primarily the result of a growth in headcount to 466 employees resulting in $14.7 million of additional expense, a $1.6 million increase in subcontracting and other headcount-related costs, a $2.2 million increase in allocated rent and facilities costs, a $0.3 million increase in amortization and depreciation of assets, a $0.8 million increase in consulting and professional fees and a $0.5 million increase in other costs, partially offset by a $0.4 million increase in the French Research Tax Credit.
Sales and Operations Expenses
Three months ended June 30, 2016 compared to the three months ended June 30, 2015

	Three Months Ended		% change
	June 30, 2015	June 30, 2016	2015 vs 2016
	(in thousands, except percentages)
Sales and operations expenses	$(59,727)	$(69,225)	15.9%
% of revenue	(20.0)%	(17.0)%

Sales and operations expense for the three months ended June 30, 2016 increased $9.5 million, or 15.9%, compared to the three months ended June 30, 2015. This increase was primarily the result of a growth in headcount to 1,259 employees resulting in $5.3 million of additional expense, a $0.7 million increase in marketing events, a $0.9 million increase in allocated depreciation and amortization expense, a $0.8 million increase in allocated rent and facilities costs, a $2.7 million increase in provisions for doubtful receivables, partially offset by a $0.9 million decrease in other costs.

Six months ended June 30, 2016 compared to the six months ended June 30, 2015

	Six Months Ended		% change
	June 30, 2015	June 30, 2016	2015 vs 2016
	(in thousands, except percentages)
Sales and operations expenses	$(112,810)	$(133,698)	18.5%
% of revenue	(19.0)%	(16.5)%

Sales and operations expense for the six months ended June 30, 2016 increased $20.9 million, or 18.5%, compared to the six months ended June 30, 2015. This increase was primarily the result of a growth in headcount to 1,259 employees resulting in $12.4 million of additional expense, a $1.6 million increase in marketing events, a $1.7 million increase in allocated depreciation and amortization expense, a $3.3 million increase in allocated rent and facilities costs, and a $2.6 million increase in provisions for doubtful receivables, partially offset by a $0.7 million decrease in other costs.
General and Administrative Expenses
Three months ended June 30, 2016 compared to the three months ended June 30, 2015

	Three Months Ended		% change
	June 30, 2015	June 30, 2016	2015 vs 2016
	(in thousands, except percentages)
General and administrative expenses	$(20,404)	$(28,610)	40.2%
% of revenue	(6.8)%	(7.0)%
General and administrative expenses for the three months ended June 30, 2016 increased $8.2 million, or 40.2%, compared to the three months ended June 30, 2015. This increase was primarily the result of a growth in headcount to 360 employees resulting in $4.3 million of additional expense, a $2.7 million increase in subcontracting and other headcount-related costs, a $0.3 million increase in allocated rent and facilities costs, a $0.2 million increase in allocated depreciation and amortization expense and a $0.7 million increase in consulting and professional fees.
Six months ended June 30, 2016 compared to the six months ended June 30, 2015

	Six Months Ended		% change
	June 30, 2015	June 30, 2016	2015 vs 2016
	(in thousands, except percentages)
General and administrative expenses	$(37,950)	$(53,347)	40.6%
% of revenue	(6.4)%	(6.6)%
General and administrative expenses for the six months ended June 30, 2016 increased $15.4 million, or 40.6%, compared to the six months ended June 30, 2015. This increase was primarily the result of a growth in headcount to 360 employees resulting in $10.6 million of additional expense, a $2.9 million increase in subcontracting and other headcount-related costs, a $1.0 million increase in allocated rent and facilities costs, a $0.4 million increase in allocated depreciation and amortization expense and a $0.5 million increase in consulting and professional fees.

Financial Income (Expense)
Three months ended June 30, 2016 compared to the three months ended June 30, 2015

	Three Months Ended		% change
	June 30, 2015	June 30, 2016	2015 vs 2016
	(in thousands, except percentages)
Financial income (expense)	$(2,546)	$(94)	(96.3)%
% of revenue	(0.9)%	—%
Financial income (expense) for the three months ended June 30, 2016 increased by $2.5 million, or 96.3%, compared to the three months ended June 30, 2015 was mainly the result of a neutral impact of foreign exchange reevaluations and related hedging, partially offset by the recognition of the fees related to the revolving credit facility contracted in September 2015. The $2.5 million financial expense for the three months ended June 30, 2015 included the reevaluation and related hedging of the remaining proceeds from our initial public offering. At the end of June 2016, the main positions bearing a risk of foreign currency are centralized at the Parent company level and hedged using foreign currency swaps and forward purchases or sales of foreign currencies.
Six months ended June 30, 2016 compared to the six months ended June 30, 2015

	Six Months Ended		% change
	June 30, 2015	June 30, 2016	2015 vs 2016
	(in thousands, except percentages)
Financial income (expense)	$1,374	$(1,412)	(202.8)%
% of revenue	0.2%	(0.2)%
Financial income (expense) for the six months ended June 30, 2016 decreased by $2.8 million, or 202.8%, compared to the six months ended June 30, 2015. The $1.4 million financial expense for the six months ended June 30, 2016 was mainly a result of the recognition of negative impact of foreign exchange reevaluations and related hedging negative foreign recorded during the first quarter, together with the fees related to the revolving credit facility contracted in September 2015. The $1.4 million financial income for the six months ended June 30, 2015 included the positive reevaluation and related hedging of the remaining proceeds from our initial public offering. At the end of June 2016, the main positions bearing a risk of foreign currency are centralized at the Parent company level and hedged using foreign currency swaps and forward purchases or sales of foreign currencies.
Provision for Income Taxes
Three months ended June 30, 2016 compared to the three months ended June 30, 2015

	Three Months Ended		% change
	June 30, 2015	June 30, 2016	2015 vs 2016
	(in thousands, except percentages)
Provision for income taxes	$(1,365)	$(4,450)	226.0%
% of revenue	(0.5)%	(1.1)%
Effective tax rate	25.8%	25.0%
For the quarter ended June 30, 2015 and 2016, we utilized an effective tax rate of 25.8% and 25.0%, respectively, to calculate the provision for income taxes. The effective tax rate for the quarter ended June 30, 2016 decreased compared to the same period in 2015, primarily due to a change in the geographic mix of our income before taxes, the recognition or reversal of valuation allowance on deferred tax assets mainly related to Criteo Corp. and Criteo do Brasil and the impact of tax deductions on gains resulting from share option exercises by U.K and U.S. residents over the periods.

Six months ended June 30, 2016 compared to the six months ended June 30, 2015

	Six Months Ended		% change
	June 30, 2015	June 30, 2016	2015 vs 2016
	(in thousands, except percentages)
Provision for income taxes	$(8,508)	$(12,394)	45.7%
% of revenue	(1.4)%	(1.5)%
Effective tax rate	32.7%	28.0%
For the six months ended June 30, 2015 and 2016, we utilized an effective tax rate of 32.7% and 28.0% respectively, to calculate the provision for income taxes. The effective tax rate for the six months ended June 30, 2016 decreased compared to the same period in 2015, primarily due to a change in the geographic mix of our income before taxes and the recognition or reversal of valuation allowance on deferred tax assets mainly related to Criteo Corp. and Criteo do Brasil.

Net Income
Three months ended June 30, 2016 compared to the three months ended June 30, 2015

	Three Months Ended		% change
	June 30, 2015	June 30, 2016	2015 vs 2016
	(in thousands, except percentages)
Net income	$3,929	$13,339	239.5%
% of revenue	1.3%	3.3%

Net income for the three months ended June 30, 2016 increased $9.4 million, or 239.5% compared to the three months ended June 30, 2015. This increase was the result of the factors discussed above, in particular, a $10.0 million increase in income from operations and a $2.5 million increase in financial income (expense), partially offset by a $3.1 million increase in provision for income taxes compared to 2015.
Six months ended June 30, 2016 compared to the six months ended June 30, 2015

	Six Months Ended		% change
	June 30, 2015	June 30, 2016	2015 vs 2016
	(in thousands, except percentages)
Net income	$17,546	$31,865	81.6%
% of revenue	3.0%	3.9%

Net income for the six months ended June 30, 2016 increased $14.3 million, or 81.6%, compared to the six months ended June 30, 2015. This increase was the result of the factors discussed above, in particular, a $21.0 million increase in income from operations, partially offset by a $2.8 million decrease in financial income (expense) and a $3.9 million increase in provision for income taxes compared to 2015.

Revenue, Traffic Acquisition Costs and Revenue ex-TAC by Region
The following table sets forth our revenue, traffic acquisition costs and Revenue ex-TAC by geographic region, including the Americas (North and South America), Europe, Middle East and Africa, or EMEA, and Asia-Pacific.

	Three Months Ended			Six Months Ended
	June 30,			June 30,
Region	2015	2016	Year over Year Change	2015	2016	Year over Year Change
Revenue:
Americas	$110,872	$156,522	41%	$211,496	$303,695	44%
EMEA	126,807	153,899	21%	259,015	313,305	21%
Asia-Pacific	61,627	96,780	57%	122,967	191,454	56%
Total	299,306	407,201	36%	593,478	808,454	36%

Traffic acquisition costs:
Americas	(66,853)	(96,560)	44%	(128,097)	(187,488)	46%
EMEA	(73,155)	(86,820)	19%	(151,313)	(178,006)	18%
Asia-Pacific	(37,231)	(57,589)	55%	(73,717)	(114,230)	55%
Total	(177,239)	(240,969)	36%	(353,127)	(479,724)	36%

Revenue ex-TAC (1):
Americas	44,019	59,962	36%	83,399	116,207	39%
EMEA	53,652	67,079	25%	107,702	135,299	26%
Asia-Pacific	24,396	39,191	61%	49,250	77,224	57%
Total	$122,067	$166,232	36%	$240,351	$328,730	37%

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

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2015	2016	YoY Change	2015	2016	YoY Change
	(amounts in thousands, except percentages)
Revenue as reported	$299,306	$407,201	36%	$593,478	$808,454	36%
Conversion impact U.S. dollar/other currencies		(4,550)			3,800
Revenue at constant currency	$299,306	$402,651	35%	$593,478	$812,254	37%

Traffic acquisition costs as reported	$(177,239)	$(240,969)	36%	$(353,127)	$(479,724)	36%
Conversion impact U.S. dollar/other currencies		$2,852			$(1,787)
Traffic Acquisition Costs at constant currency	$(177,239)	$(238,117)	34%	$(353,127)	$(481,511)	36%

Revenue ex-TAC as reported	$122,067	$166,232	36%	$240,351	$328,730	37%
Conversion impact U.S. dollar/other currencies		$(1,699)			$2,013
Revenue ex-TAC at constant currency	$122,067	$164,533	35%	$240,351	$330,743	38%
Revenue ex-TAC/Revenue as reported	41%	41%		40%	41%

Other cost of revenue as reported	$(14,243)	$(20,279)	42%	$(27,212)	$(38,618)	42%
Conversion impact U.S. dollar/other currencies		265			15
Other cost of revenue at constant currency	$(14,243)	$(20,014)	41%	$(27,212)	$(38,603)	42%

Adjusted EBITDA as reported	$23,668	$39,201	66%	$55,474	$88,046	59%
Conversion impact U.S. dollar/other currencies		(1,010)			(113)
Adjusted EBITDA at constant currency	$23,668	$38,191	61%	$55,474	$87,933	59%

Liquidity and Capital Resources
Our principal sources of liquidity are our cash and cash equivalents and cash generated from operating activities. We also benefited to a much lesser extent from the proceeds of the exercise of share options and warrants and expect to continue to do so in the future, as such securities are exercised by holders. We have never declared or paid any cash dividends on our ordinary shares. We do not anticipate paying cash dividends on our equity securities in the foreseeable future and intend to retain all available funds and any future earnings to fund our growth. As discussed in Note 8 to the unaudited condensed consolidated financial statements in Item 1 to this Form 10-Q, we are party to several loan agreements and revolving credit facilities with third-party financial institutions.
Our cash and cash equivalents are invested primarily in demand deposit accounts and money market funds that are currently providing only a minimal return. Our cash and cash equivalents at June 30, 2016 were held for working capital and general corporate purposes, which could include acquisitions, and amounted to $ 377.4 million as of June 2016. The $23.9 million increase in cash and cash equivalents compared with December 31, 2015 primarily resulted from $38.2 million in cash from operating activities and $13.0 million positive cash flow from financing activities over the period, which was partially offset by the $39.0 million used for investing activities, including $34.5 million in capital expenditures and $5.1 million for the Monsieur Drive acquisition partially offset by a $0.6 million inflow relating to changes in refunds of bank deposits or lease deposits related to old premises. In addition, the increase in cash includes a $11.7 million positive impact of changes in foreign exchange rates on our cash position over the period. We do not enter into investments for trading or speculative purposes. Our policy is to invest any cash in excess of our immediate requirements in investments designed to preserve the principal balance and provide liquidity. Accordingly, our cash and cash equivalents are invested primarily in demand deposit accounts and money market funds that are currently providing only a minimal return.
Operating and Capital Expenditure Requirements
For the six months ended June 30, 2015 and 2016, our capital expenditures were $31.2 million and $34.5 million, respectively, primarily related to the acquisition of data center and server equipment as well as furnishing and leasehold improvements of new offices. We believe our existing cash balances will be sufficient to meet our anticipated cash requirements through at least the next 12 months.  Our future working capital requirements will depend on many factors, including the rate of our revenue growth, the amount and timing of our investments in personnel and capital equipment, and the timing and extent of our introduction of new products and product enhancements. If our cash and cash equivalents balances and cash flows from operating activities are insufficient to satisfy our liquidity requirements, we may need to raise additional funds through equity, equity-linked or debt financings to support our operations, and such financings may not be available to us on acceptable terms, or at all. We may also need to raise additional funds in the event we determine in the future to effect one or more acquisitions of businesses, technologies, assets or products. If we are unable to raise additional funds when needed, our operations and ability to execute our business strategy could be adversely affected. If we raise additional funds through the incurrence of indebtedness, such indebtedness would have rights that are senior to holders of our equity securities and could contain covenants that restrict our operations. Any additional equity financing will be dilutive to our shareholders.
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

Historical Cash Flows
The following table sets forth our cash flows for the six month period ended June 30, 2015 and 2016:

	Six Months Ended
	June 30, 2015	June 30, 2016
	(in thousands)
Cash from operating activities	$52,946	$38,181
Cash used in investing activities	$(56,527)	$(38,993)
Cash from financing activities	$3,181	$13,022
Operating Activities
Cash provided by operating activities is primarily impacted by the increase in the number of clients using our solution and by the amount of cash we invest in personnel and infrastructure to support the anticipated growth of our business. Cash provided by operating activities has typically been generated from net income and by changes in our operating assets and liabilities, particularly in the areas of accounts receivable and accounts payable and accrued expenses, adjusted for certain operating items such as depreciation, amortization and share-based compensation, deferred tax assets and income taxes.
For the six months ended June 30, 2016, net cash provided by operating activities was $38.2 million and consisted of net income of $31.9 million and $59.6 million in adjustments for certain operating items, partially offset by $27.4 million of changes in working capital requirements and $25.9 million of income taxes paid during the first half of 2016. Adjustments for certain operating items primarily consisted of depreciation and amortization expense of $29.5 million, equity awards compensation expense of $16.1 million and $16.9 million of accrued income taxes, partially offset by $4.4 million of changes in deferred tax assets. The $27.4 million decrease in cash resulting from changes in working capital primarily consisted of a $15.2 million decrease in accounts payable resulting from the standardization of the timing of invoice payments, $2.3 million increase in accounts receivable mainly driven by growth in our activity during the period and a $15.8 million increase in other current assets including prepaid expenses and VAT receivables resulting from an increase in our revenue and, to a lesser extent, an increase in office rental advance payments. This was partially offset by a $5.9 million increase in accrued expenses such as payroll and payroll related expenses, resulting from an increase in the number of our employees, and VAT payables, driven primarily by an increase in traffic acquisition costs.
For the six months ended June 30, 2015, net cash provided by operating activities was $52.9 million and consisted of net income of $17.5 million, $39.5 million in adjustments for certain operating items and $4.8 million of cash provided by working capital, partially offset by $8.9 million of income taxes paid during the first half of 2015. Adjustments for certain operating items primarily consisted of depreciation and amortization expense of $19.2 million, equity awards compensation expense of $11.6 million and $10.7 million of accrued income taxes. The $4.8 million increase in cash resulting from changes in working capital primarily consisted of an increase in operating cash flow due to a $27.6 million increase in accounts payable and a $5.7 million increase in accrued expenses such as payroll and payroll related expenses, resulting from an increase in the number of our employees, and VAT payables, driven primarily by an increase in traffic acquisition costs. This was partially offset by an increase in accounts receivable of $12.6 million, primarily driven by increased revenue during the period as we continue to expand our operations and an increase in the average days outstanding of our accounts receivable. Prepaid expenses, VAT receivables, and other current assets also increased by $15.9 million, primarily the result of an increase in our revenue and, to a lesser extent, an increase in office rental advance payments.

Investing Activities
Our investing activities to date have consisted primarily of purchases of property and equipment and acquisitions.
For the six months ended June 30, 2016, net cash used in investing activities was $39.0 million and consisted of $34.5 million for purchases of property and equipment and $5.1 million related to the Monsieur Drive acquisition, partially offset by a $0.6 million refund of bank deposits or lease deposits related to old premises.
For the six months ended June 30, 2015, net cash used in investing activities was $56.5 million and consisted of $31.2 million for purchases of property and equipment, $20.1 million related to the Datapop acquisition and $5.2 million in bank deposits or lease deposits related to new premises.
Financing Activities
For the six months ended June 30, 2016, net cash provided by financing activities was $13.0 million resulting from $15.6 million of share option exercises and $3.1 million of draws on revolving credit facilities, partially offset by $5.6 million for repayment of loans and other financial liabilities.
For the six months ended June 30, 2015, net cash provided by financing activities was $3.2 million resulting from $6.4 million of share option exercises and $2.4 million of new loans, which was partially offset by $4.7 million for repayment of loans and $1.0 million of changes in other financial liabilities.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Market Risk

There have been no material changes to our exposure to market risk during the first half of 2016. For a discussion of our exposure to market risk, refer to our market risk disclosures set forth in Part II, Item 7A, "Quantitative and Qualitative Disclosure About Market risk" in our Annual Report on Form 10-K for the year ended December 31, 2015.

Credit Risk
The maximum exposure to credit risk at the end of each reported period is represented by the carrying amount of financial assets, and summarized in the following table:

	December 31, 2015	June 30, 2016
	(in thousands)
Cash and cash equivalents	$353,537	$377,407
Trade receivables, net of allowances	261,581	266,436
Other current assets	16,030	23,164
Non-current financial assets	17,184	17,010
Total	$648,332	$684,017
As of December 31, 2015 and June 30, 2016, no customer accounted for 10% or more of trade receivables.
We perform ongoing credit evaluations of our customers and do not require collateral. We maintain an allowance for estimated credit losses. During the twelve-month period ended December 31, 2015 and the six-month period ended June 30, 2016, our net change in allowance for doubtful accounts was $2.3 million and $3.9 million, respectively.
Trade Receivables
Credit risk is defined as an unexpected loss in cash and earnings if the client is unable to pay its obligations in due time. We perform internal ongoing credit risk evaluations of our clients. When a possible risk exposure is identified, we require prepayments.
For each period presented, the aging of trade receivables and allowances for potential losses is as follows:

	December 31, 2015				June 30, 2016
	Gross value	%	Allowance	%	Gross value	%	Allowance	%
	(in thousands)		(in thousands)		(in thousands)		(in thousands)

Not yet due	$193,603	72.2%	$—	—%	$234,680	84.8%	$—	—%
0 - 30 days	53,803	20.1%	—	—%	10,964	4.0%	(228)	2.2%
31 - 60 days	8,287	3.1%	—	—%	12,197	4.4%	(406)	4.0%
61 - 90 days	2,574	1.0%	(2)	—%	4,146	1.5%	(749)	7.4%
> 90 days	9,578	3.6%	(6,262)	100.0%	14,587	5.3%	(8,755)	86.4%
Total	$267,845	100.0%	$(6,264)	100.0%	$276,574	100.0%	$(10,138)	100.0%
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

Market Risk
Foreign Currency Risk
A 10% increase or decrease of the Pound Sterling, the Euro, the Japanese Yen or the Brazilian Real against the U.S. Dollar would have impacted the Consolidated Statements of Income including non-controlling interests as follows:

	Six Months Ended
	June 30, 2015		June 30, 2016
	($ in thousands of dollars)
GBP/USD	+10%	-10%	+10%	-10%
Net income impact	$112	$(112)	$(228)	$228

	Six Months Ended
	June 30, 2015		June 30, 2016
	($ in thousands of dollars)
BRL/USD	+10%	-10%	+10%	-10%
Net income impact	$(384)	$384	$430	$(430)

	Six Months Ended
	June 30, 2015		June 30, 2016
	($ in thousands of dollars)
JPY/USD	+10%	-10%	+10%	-10%
Net income impact	$199	$(199)	$492	$(492)

	Six Months Ended
	June 30, 2015		June 30, 2016
	($ in thousands of dollars)
EUR/USD	+10%	-10%	+10%	-10%
Net income impact	$2,397	$(2,397)	$2,827	$(2,827)
Counter Party Risk
As of June 30, 2016, we show a positive net cash position. Since 2012, we have utilized a cash pooling arrangement, reinforcing cash management centralization. Investment and financing decisions are carried out by our internal treasury function. We only deal with counterparties with high credit ratings. In addition, under our Investment and Risk Management Policy, investments performed by Criteo with a single counterparty shall not exceed 25% of the total invested portfolio no matter the rating of such counterparty.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Based on their evaluation as of June 30, 2016, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective to provide reasonable assurance that the information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

PART II
Item 1.    Legal Proceedings.
On June 13, 2016, we filed a complaint in the Central District of California for damages and injunctive relief against SteelHouse, Inc. (“SteelHouse”), alleging Federal False and/or Misleading Advertising, Fraud, Intentional Interference with Prospective Economic Advantage, Libel, Trade Libel, Unfair Competition under California Business & Professions Code § 17200, and False Advertising under California Business & Professions Code § 17500.  In the complaint, we allege that SteelHouse perpetrated a counterfeit click fraud scheme in its business operations, and engaged in false and misleading advertising related to such conduct.  On July 1, 2016, we filed a motion for preliminary injunction to enjoin such conduct.  On July 25, 2016, SteelHouse filed its Answer and Counterclaims, alleging Federal False and/or Misleading Advertising, False Advertising under California Business & Professions Code § 17500, Unfair Competition under California Business & Professions Code § 17200, Intentional Interference with Contract, and Intentional Interference with Prospective Economic Relations against us.  In its counterclaims, SteelHouse alleges that we manufactured click count numbers and interfered with SteelHouse's actual and prospective business relationships.  We believe that SteelHouse’s counterclaims are without merit and intend to continue to vigorously prosecute our claims against SteelHouse.  Based upon the information currently available, we do not believe that this proceeding will have a material adverse effect on our business, financial condition, results of operations or cash flows.

From time to time we may become involved in legal proceedings or be subject to claims arising in the ordinary course of our business. We are not presently a party to any legal proceedings that, if determined adversely to us, would individually or taken together have a material adverse effect on our business, financial condition, results of operations or cash flows. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

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

Item 6. Exhibits.
Exhibit Index

Incorporated by Reference
Exhibit	Description	Schedule/ Form	File Number	Exhibit	File Date
3.1	By-laws (statuts) (English translation)	S-8	333-212722	3.1	July 28, 2016
10.1†	2016 Stock Option Plan (English translation)	8-K	001-36153	10.1	June 30, 2016
10.2†	Amended and Restated 2015 Time-Based Free Share Plan (English translation)	S-8	333-212722	99.3	July 28, 2016
10.3†	Amended and Restated 2015 Performance-Based Free Share Plan (English translation)	8-K	001-36153	10.3	June 30, 2016
31.1#	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2#	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
†     Indicates management contract or compensatory plan.
#    Filed herewith.
*    Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CRITEO S.A.
(Registrant)

	By:	/s/ Benoit Fouilland
Date: August 5, 2016	Name:	Benoit Fouilland
	Title:	Chief Financial Officer
(Principal financial officer and duly authorized signatory)