Form 10-Q
period 2016-09-30
Criteo S.A.
filed 2016-11-07
CIK 1576427

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended September 30, 2016

or

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐    No ☒
          As of October 31, 2016, the registrant had 63,761,455 ordinary shares, nominal value €0.025 per share, outstanding.

General
Except where the context otherwise requires, all references in this Quarterly Report on Form 10-Q ("Form 10-Q") to the "Company," "Criteo," "we," "us," "our" or similar words or phrases are to Criteo S.A. and its subsidiaries, taken together. In this Form 10-Q, references to "$" and "US$" are to United States dollars. Our unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, or "U.S. GAAP."
Trademarks
“Criteo,” the Criteo logo and other trademarks or service marks of Criteo appearing in this Form 10-Q are the property of Criteo Trade names, trademarks and service marks of other companies appearing in this Form 10-Q are the property of their respective holders.

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

PART I
Item 1. Financial Statements.
CRITEO S.A.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION (UNAUDITED)

	Notes	December 31, 2015	September 30, 2016
		(in thousands)
Assets
Current assets:
Cash and cash equivalents	3	$353,537	$407,158
Trade receivables, net of allowances	4	261,581	268,097
Income taxes		2,714	4,422
Other taxes		29,552	45,323
Other current assets	5	16,030	20,288
Total current assets		663,414	745,288
Property, plant and equipment, net		82,482	98,353
Intangible assets, net	6	16,470	18,595
Goodwill	6	41,973	45,690
Non-current financial assets	3	17,184	17,453
Deferred tax assets		20,196	28,586
Total non-current assets		178,305	208,677
Total assets		$841,719	$953,965
Liabilities and shareholders' equity
Current liabilities:
Trade payables		$246,382	$253,938
Contingencies	13	668	286
Income taxes		15,365	7,133
Financial liabilities - current portion	8	7,156	6,403
Other taxes		30,463	35,844
Employee - related payables		42,275	42,317
Other current liabilities	7	15,531	18,383
Total current liabilities		357,840	364,304
Deferred tax liabilities		139	752
Retirement benefit obligation		1,445	2,262
Financial liabilities - non current portion	8	3,272	2,933
Total non-current liabilities		4,856	5,947
Total liabilities		362,696	370,251
Commitments and contingencies
Shareholders' equity:
Common shares, €0.025 par value, 62,470,881 and 63,760,491 shares authorized, issued and outstanding at December 31, 2015 and September 30, 2016, respectively.		2,052	2,087
Additional paid-in capital		425,220	470,871
Accumulated other comprehensive (loss)		(69,023)	(57,902)
Retained earnings		116,076	158,945
Equity-attributable to shareholders of Criteo S.A.		474,325	574,001
Non-controlling interests		4,698	9,713
Total equity		479,023	583,714
Total equity and liabilities		$841,719	$953,965
The accompanying notes form an integral part of these unaudited condensed consolidated financial statements.

CRITEO S.A.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

		Three Months Ended		Nine Months Ended
	Notes	September 30, 2015	September 30, 2016	September 30, 2015	September 30, 2016
		(in thousands, except share and per share data)
Revenue		$332,674	$423,867	$926,152	$1,232,321

Cost of revenue:
Traffic acquisition costs		(198,970)	(247,310)	(552,097)	(727,034)
Other cost of revenue		(17,206)	(22,332)	(44,418)	(60,950)

Gross profit		116,498	154,225	329,637	444,337

Operating expenses:
Research and development expenses		(22,442)	(30,701)	(60,141)	(88,097)
Sales and operations expenses		(56,310)	(68,164)	(169,120)	(201,862)
General and administrative expenses		(19,915)	(32,492)	(57,865)	(85,839)
Total operating expenses		(98,667)	(131,357)	(287,126)	(375,798)
Income from operations		17,831	22,868	42,511	68,539
Financial income (expense)	10	(6,650)	(570)	(5,276)	(1,982)
Income before taxes		11,181	22,298	37,235	66,557
Provision for income taxes	11	(5,388)	(7,574)	(13,896)	(19,968)
Net income		$5,793	$14,724	$23,339	$46,589

Net income available to shareholders of Criteo S.A.		$5,096	$13,539	$21,618	$42,869
Net income available to non-controlling interests		$697	$1,185	$1,721	$3,720

Net income allocated to shareholders of Criteo S.A. per share:
Basic	12	$0.08	$0.21	$0.35	$0.68
Diluted	12	$0.08	$0.21	$0.33	$0.66

Weighted average shares outstanding used in computing per share amounts:
Basic	12	62,082,110	63,628,351	61,662,308	63,163,922
Diluted	12	65,254,238	65,816,422	65,095,690	65,429,757
The accompanying notes form an integral part of these unaudited condensed consolidated financial statements.

CRITEO S.A.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30, 2015	September 30, 2016	September 30, 2015	September 30, 2016
	(in thousands)

Net income	$5,793	$14,724	$23,339	$46,589
Foreign currency translation differences, net of taxes	4,960	2,649	(24,419)	12,677
Foreign currency translation differences	4,960	2,649	(24,419)	12,677
Income tax effect	—	—	—	—
Actuarial (losses) gains on employee benefits, net of taxes	(52)	(73)	161	(282)
Actuarial losses on employee benefits	(63)	(90)	194	(341)
Income tax effect	11	17	(33)	59
Financial instruments, net of taxes	—	—	—	—
Fair value change on financial instruments	—	—	—	—
Income tax effect	—	—	—	—
Comprehensive income (loss)	$10,701	$17,300	$(919)	$58,984
Attributable to shareholders of Criteo S.A.	$9,942	$15,991	$(2,642)	$54,113
Attributable to non-controlling interests	$759	$1,309	$1,723	$4,871
The accompanying notes form an integral part of these unaudited condensed consolidated financial statements.

CRITEO S.A.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30, 2015	September 30, 2016	September 30, 2015	September 30, 2016
	(in thousands)
Net income	$5,793	$14,724	$23,339	$46,589
Adjustments to reconcile to cash from operating activities	23,155	36,609	62,685	96,235
Amortization and provisions	13,236	16,030	32,436	45,555
Equity awards compensation expense (1)	4,600	13,965	16,242	30,030
Net gain on disposal of non-current assets	59	1	85	1
Interest accrued	2	(972)	9	608
Non-cash financial expenses	(130)	11	17	29
Change in deferred taxes	(979)	(3,121)	(3,149)	(7,545)
Income tax for the period	6,367	10,695	17,045	27,557
Change in working capital requirement	(7,120)	4,576	(2,341)	(22,860)
(Increase)/decrease in trade receivables	(14,795)	(2,160)	(27,434)	(4,528)
Increase/(decrease) in trade payables	11,899	11,218	39,518	(3,931)
(Increase)/decrease in other current assets	(8,781)	(2,856)	(24,664)	(18,633)
Increase/(decrease) in other current liabilities	4,557	(1,626)	10,239	4,232
Income taxes paid	(4,328)	(12,278)	(13,237)	(38,152)
Cash from operating activities	17,500	43,631	70,446	81,812
Acquisition of intangibles assets, property, plant and equipment	(21,514)	(15,792)	(62,671)	(54,970)
Change in accounts payable related to intangible assets, property, plant and equipment	(2,551)	(4,115)	7,396	570
Payments for acquired business, net of cash	(476)	—	(20,551)	(5,074)
Change in other financial non-current assets	(1,049)	(377)	(6,292)	197
Cash used for investing activities	(25,590)	(20,284)	(82,118)	(59,277)
Issuance of long-term borrowings	790	739	3,183	3,798
Repayment of borrowings	(1,484)	32	(6,130)	(5,416)
Proceeds from capital increase	3,575	1,600	10,009	17,182
Change in other financial liabilities	—	(25)	(1,000)	(196)
Cash from financing activities	2,881	2,346	6,062	15,368
Change in net cash and cash equivalents	(5,209)	25,693	(5,610)	37,903
Net cash and cash equivalents - beginning of period	321,109	377,407	351,827	353,537
Effect of exchange rate changes on cash and cash equivalents	(1,256)	4,058	(31,573)	15,718
Net cash and cash equivalents - end of period	$314,644	$407,158	$314,644	$407,158
(1) Out of which $13.1 million and $28.6 million is share-based compensation expense according to ASC 718 - Compensation - Stock compensation for the quarter ended and year to date September 30, 2016, respectively.

The accompanying notes form an integral part of these unaudited condensed consolidated financial statements.

CRITEO S.A.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Criteo S.A. is a global technology company specialized in digital performance marketing. We strive to deliver post-click sales to our advertiser clients at scale and according to the client's targeted return on investment. In these notes, Criteo S.A. is referred to as the "Parent" company and together with its subsidiaries, collectively, as "Criteo," the "Company," the "Group," or "we". The Company uses its proprietary predictive software algorithms coupled with its deep insights into expressed consumer intent and purchasing habits to price and deliver highly relevant and personalized performance advertisements to consumers in real time.

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
In August 2016, the FASB issued ASU 2016-14, Not-for-Profit Entities (Topic 958) Presentation of Financial Statements of Not-for-Profit Entities. As this ASU relates to not-for-profit entities only, it is not applicable to Criteo and it does not have an impact on the consolidated financial statements.
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230) Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 amends current U.S. GAAP by adding specific guidance on eight cash flows issues in order to eliminate the current diversity in reporting practices. The eight issues addressed include debt prepayment or debt extinguishment costs, settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of corporate owned life insurance policies, distributions received from equity method investees, beneficial interests in securitization transactions and separately identifiable cash flows and application of the predominance principle. The Company is currently evaluating the impact of ASU 2016-15 on its consolidated financial statements. This update will be effective for fiscal years beginning after December 15, 2018, and interim periods beginning after December 15, 2019. Early adoption is permitted in any interim or annual period.

Note 2. Significant Events and Transactions of the Period

Changes in the scope of consolidation

Business combinations

Monsieur Drive Acquisition

On May 31, 2016, we acquired all of the outstanding shares of Monsieur Drive S.A.S. ("Monsieur Drive"), a Paris-based company building advertising products for the consumer packaged goods vertical. The total consideration paid was $5.1 million (€4.6 million) for the acquisition of the shares, financed by the available cash resources at the acquisition date (Note 6). This business combination has been accounted for under the acquisition method in accordance with ASC 805 – Business Combinations. A preliminary valuation of the fair value of Monsieur Drive's assets acquired, liabilities assumed and the related allocations of purchase price has been performed as of September 30, 2016 resulting in the identification of a technology asset of $1.4 million (€1.3 million) and a related deferred tax liability of $0.2 million (€0.2 million). Residual goodwill has been valued at $3.9 million (€3.5 million). Once this valuation analysis is finalized, the estimate of the fair value of the assets acquired and liabilities assumed may be adjusted. In addition, acquisition costs were fully expensed as incurred for a total amount of $0.2 million (€0.2 million).

Consolidation scope

Creation of Criteo India Pvt Ltd (India)

This new subsidiary is 100% held and controlled by the Parent company. It is included in the Company’s consolidation scope as of September 30, 2016, but its contribution to the unaudited condensed consolidated financial statements is not material.

Creation of Criteo Finance SAS (France)

This new subsidiary is 100% held and controlled by the Parent company. It is included in the Company’s consolidation scope as of September 30, 2016, but its contribution to the unaudited condensed consolidated financial statements is not material. The business objective of this subsidiary is to enhance the service level to strategic global customers by providing them with one single billing relationship and to consolidate the management of the foreign exchange risk.

Note 3. Financial Instruments
Financial Assets
The following schedules disclose our financial assets categories for the presented periods:

	December 31, 2015
	Carrying Value	Loans and receivables	Assets designated at FVTPL (1)	Fair value
	(in thousands)
Cash and cash equivalents	$353,537	$—	$353,537	$353,537
Trade receivables, net of allowances	261,581	261,581	—	261,581
Other taxes	29,552	29,552	—	29,552
Other current assets	16,030	16,030	—	16,030
Non-current financial assets	17,184	17,184	—	17,184
Total	$677,884	$324,347	$353,537	$677,884

(1)	Fair value through profit or loss.

	September 30, 2016
	Carrying Value	Loans and receivables	Assets designated at FVTPL (1)	Fair value
	(in thousands)
Cash and cash equivalents	$407,158	$—	$407,158	$407,158
Trade receivables, net of allowances	268,097	268,097	—	268,097
Other taxes	45,323	45,323	—	45,323
Other current assets	20,288	20,288	—	20,288
Non-current financial assets	17,453	17,453	—	17,453
Total	$758,319	$351,161	$407,158	$758,319

(1)	Fair value through profit or loss.
Financial Liabilities

	December 31, 2015
	Carrying Value	Amortized Cost	Liabilities designated at FVTPL (1)	Fair value
	(in thousands)
Trade payables	$246,382	$246,382	$—	$246,382
Other taxes	30,463	30,463	—	30,463
Employee-related payables	42,275	42,275	—	42,275
Other current liabilities	15,531	15,531	—	15,531
Financial liabilities	10,428	9,876	552	10,428
Total	$345,079	$344,527	$552	$345,079

(1)	Fair value through profit or loss.

	September 30, 2016
	Carrying Value	Amortized Cost	Liabilities designated at FVTPL (1)	Fair value
	(in thousands)
Trade payables	$253,938	$253,938	$—	$253,938
Other taxes	35,844	35,844	—	35,844
Employee-related payables	42,317	42,317	—	42,317
Other current liabilities	18,383	18,383	—	18,383
Financial liabilities	9,336	8,700	636	9,336
Total	$359,818	$359,182	$636	$359,818

(1)	Fair value through profit or loss.
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
The following tables provide information for the assets and liabilities carried at fair value as of December 31, 2015 and September 30, 2016:

		Fair Value Measurements Using
	December 31, 2015	Level 1	Level 2	Level 3
	(in thousands)
Money market funds	$54,188	$54,188	$—	$—
Interest-bearing bank deposits	114,127	—	114,127	—
Cash	185,222	185,222	—	—
Derivative instruments	—	—	—	—
Total assets measured at fair value	$353,537	$239,410	$114,127	$—

Derivative instruments	$552	$—	$552	$—
Total liabilities measured at fair value	$552	$—	$552	$—

		Fair Value Measurements Using
	September 30, 2016	Level 1	Level 2	Level 3
	(in thousands)
Money market funds	$140,802	$140,802	$—	$—
Interest-bearing bank deposits	133,626	—	133,626	—
Cash	132,730	132,730	—	—
Derivative instruments	—	—	—	—
Total assets measured at fair value	$407,158	$273,532	$133,626	$—

Derivative instruments	$636	$—	$636	$—
Total liabilities measured at fair value	$636	$—	$636	$—

Note 4. Trade Receivables
The following table shows the breakdown in trade receivables net book value for the presented periods:

	December 31, 2015	September 30, 2016
	(in thousands)
Trade accounts receivables	$267,845	$279,344
(Less) Allowance for doubtful accounts	(6,264)	(11,247)
Net book value at end of period	$261,581	$268,097
Changes in allowance for doubtful accounts are summarized below:

	2015	2016
	(in thousands)
Balance at January 1	$(3,930)	$(6,264)
Allowance for doubtful accounts	(2,258)	(7,733)
Reversal of provision	—	2,760
Change in consolidation scope	(135)	—
Currency translation adjustment	333	(10)
Balance at September 30	$(5,990)	$(11,247)
The change in allowance for doubtful accounts for the nine months ended September 30, 2016 related mainly to increased business with categories of clients associated with a higher credit risk.

Note 5. Other Current Assets
The following table shows the breakdown in other current assets net book value for the presented periods:

	December 31, 2015	September 30, 2016
	(in thousands)
Prepayments to suppliers	$2,774	$2,790
Employee-related receivables	94	129
Prepaid expenses	9,475	13,658
Other debtors	3,687	3,711
Derivative instruments	—	—
Gross book value at end of period	16,030	20,288
(Less) Allowance for doubtful accounts	—	—
Net book value at end of period	$16,030	$20,288
Prepaid expenses mainly consist of office rental advance payments.

Note 6. Intangible assets and Goodwill
Intangible assets
The main changes in intangible assets since December 31, 2015 relate to additions to technology and customer relationships regarding Monsieur Drive, which were identified as intangible assets further to the preliminary purchase price allocation (Note 2). In addition, no triggering events have occurred which would indicate impairment in the balance of either intangible assets or goodwill.
The estimated amortization expense related to intangible assets for the next five years and thereafter is as follows:

	Software	Technology and customer relationships	Total
Remainder of 2016	$(1,151)	$(1,035)	$(2,186)
2017	(4,212)	(3,053)	(7,265)
2018	(3,602)	(2,483)	(6,085)
2019	(1,952)	(505)	(2,457)
2020	(591)	—	(591)
Thereafter	(11)	—	(11)
Total	$(11,519)	$(7,076)	$(18,595)
Goodwill
On May 31, 2016, we acquired all of the outstanding shares of Monsieur Drive. The total consideration paid was $5.1 million (€4.6 million) for the acquisition of the shares, financed by the available cash resources at the acquisition date. This business combination has been accounted for under the acquisition method in accordance with ASC 805 – Business Combinations. A preliminary valuation of the fair value of Monsieur Drive's assets acquired, liabilities assumed and the related allocation of purchase price has been performed as of September 30, 2016, resulting in the identification of a technology asset of $1.4 million (€1.3 million) and related deferred tax liability of $0.2 million (€0.2 million). Residual goodwill has been valued at $3.9 million (€3.5 million). Once this valuation analysis is finalized, the estimate of the fair value of the assets acquired and liabilities assumed may be adjusted. In addition, acquisition costs amounting to $0.2 million (€0.2 million) were fully expensed as incurred.
Note 7. Other Current Liabilities
Other current liabilities are presented in the following table:

	December 31, 2015	September 30, 2016
	(in thousands)
Clients' prepayments	$6,244	$7,859
Accounts payable relating to capital expenditures	8,037	8,702
Other creditors	1,091	1,678
Deferred revenue	159	144
Total	$15,531	$18,383

Note 8. Financial Liabilities
The changes in current and non-current financial liabilities during the period ended September 30, 2016 are illustrated in the following schedules:

	As of January 1, 2016	New borrowings	Repayments	Change in scope	Other (1)	Currency translation adjustment	As of September 30, 2016
	(in thousands)
Borrowings	$5,973	$4,066	$(5,049)	$—	$647	$(67)	$5,570
Financial liabilities relating to finance leases	23	—	(23)	—	—	—	—
Other financial liabilities	608	—	(427)	—	—	16	197
Derivative instruments	552	—	—	—	69	15	636
Current portion	7,156	4,066	(5,499)	—	716	(36)	6,403
Borrowings	3,272	—	—	—	(647)	81	2,706
Financial liabilities relating to finance leases	—	—	—	—	—	—	—
Other financial liabilities	—	227	—	—	—	—	227
Non current portion	3,272	227	—	—	(647)	81	2,933
Borrowings	9,245	4,066	(5,049)	—	—	14	8,276
Financial liabilities relating to finance leases	23	—	(23)	—	—	—	—
Other financial liabilities	608	227	(427)	—	—	16	424
Derivative instruments	552	—	—	—	69	15	636
Total	$10,428	$4,293	$(5,499)	$—	$69	$45	$9,336
 (1) Includes reclassification from non-current to current portion based on maturity of the financial liabilities.
Borrowings are financial liabilities at amortized cost and are measured using level 2 fair value measurements.
We are party to loan agreements with Le Credit Lyonnais (LCL), Bpifrance Financement (French Public Investment Bank), HSBC, as well as with a bank syndicate composed of Natixis (coordinator and documentation agent), LCL (facility agent), HSBC France, Société Générale Corporate & Investment Banking and BNP Paribas (each acting individually as bookrunners and mandated lead arrangers).
There have been no changes in the terms of our loan agreements and other financial liabilities, including maturity and allocation by currency, from what was disclosed in Note 14 to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2015.

Note 9. Equity awards compensation expense
The board of directors has been authorized by the general meeting of the shareholders to grant employee warrants (Bons de Souscription de Parts de Créateur d’Entreprise or "BSPCEs"), share options (Options de Souscription d'Actions or "OSAs"), restricted share units ("RSUs") and non-employee warrants (Bons de Souscription d'Actions or "BSAs").
During the nine months ended September 30, 2016, there were four grants of RSUs and one grant of OSAs under the Employee Share Option Plan 8 and one grant of BSAs under the Plan E, as defined in Note 19 to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2015:

•
On January 29, 2016, 33,010 RSUs were granted to senior management subject to achievement of internal performance objectives and continued employment. Based on the assumptions known as of September 30, 2016, we determined share-based compensation expense by applying a probability ratio on performance objectives completion.

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
On June 29, 2016, the general meeting of the shareholders authorized the board of directors (i) to grant up to 4,600,000 OSAs and/or RSUs, each representing the right to receive one ordinary share and (ii) to grant up to 100,000 BSAs, each representing the right to receive one ordinary share (any BSAs granted will also be deducted from the 4,600,000 limit), such authorizations collectively referred to as "Plan 9". On July 28, 2016, the board of directors granted 247,100 RSUs and 147,400 OSAs to Criteo employees under the Plan 9. The vesting of these RSUs and OSAs is subject to continued employment and 195,250 RSUs are subject to achievement of internal performance objectives. Based on the assumptions known as of September 30, 2016, we determined share-based compensation expense by applying a probability ratio on performance objectives completion.
There have been no changes in the vesting and method of valuation of the BSPCEs, OSAs, RSUs, or BSAs from what was disclosed in Note 19 to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on February 29, 2016.
Change in Number of BSPCE/OSA/RSU/BSA

	OSA/BSPCE	RSU	BSA	Total
Balance at January 1, 2016	6,547,854	1,095,585	154,910	7,798,349
Granted	576,443	1,677,957	9,100	2,263,500
Exercised	(1,252,610)	—	(13,000)	(1,265,610)
Forfeited	(494,766)	(133,232)	(2,440)	(630,438)
Expired	—	—	—	—
Balance at September 30, 2016	5,376,921	2,640,310	148,570	8,165,801

Breakdown of the Closing Balance

	OSA/BSPCE	RSU	BSA
Number outstanding	5,376,921	2,640,310	148,570
Weighted-average exercise price	€23.94	NA	€15.06
Number exercisable	2,573,427	NA	112,536
Weighted-average exercise price	€17.04	NA	€10.71
Weighted-average remaining contractual life of options outstanding, in years	7.61	NA	6.83
Equity awards compensation expense

	Three Months Ended
	September 30, 2015				September 30, 2016
	(in thousands)
	R&D	S&O	G&A	Total	R&D	S&O	G&A	Total
RSUs	$—	$—	$—	$—	$(3,295)	$(4,154)	$(2,471)	$(9,920)
Share options / BSPCE	(1,714)	(1,715)	(1,101)	(4,530)	(986)	(720)	(1,505)	(3,211)
Total share-based compensation	(1,714)	(1,715)	(1,101)	(4,530)	(4,281)	(4,874)	(3,976)	(13,131)
BSAs	—	—	(70)	(70)	—	—	(834)	(834)
Total equity awards compensation expense	$(1,714)	$(1,715)	$(1,171)	$(4,600)	$(4,281)	$(4,874)	$(4,810)	$(13,965)

	Nine Months Ended
	September 30, 2015				September 30, 2016
	(in thousands)
	R&D	S&O	G&A	Total	R&D	S&O	G&A	Total
RSUs	$—	$—	$—	$—	$(6,010)	$(7,638)	$(4,755)	$(18,403)
Share options / BSPCE	(4,354)	(8,072)	(3,648)	(16,074)	(2,852)	(3,114)	(4,276)	(10,242)
Total share-based compensation	(4,354)	(8,072)	(3,648)	(16,074)	(8,862)	(10,752)	(9,031)	(28,645)
BSAs	—	—	(168)	(168)	—	—	(1,385)	(1,385)
Total equity awards compensation expense	$(4,354)	$(8,072)	$(3,816)	$(16,242)	$(8,862)	$(10,752)	$(10,416)	$(30,030)

Note 10. Financial Income and Expenses
The condensed consolidated statements of income line item “Financial income (expense)” can be broken down as follows:

	Three Months Ended
	September 30, 2015	September 30, 2016
	(in thousands)
Financial income from cash equivalents	$812	$295
Interest on debt	(80)	(555)
Foreign exchange gain (loss)	(7,512)	(301)
Other financial expense	130	(9)
Total financial income (expense)	$(6,650)	$(570)
The $0.6 million financial expense for the three-month period ended September 30, 2016 was mainly the result of a limited impact of foreign exchange reevaluations and related hedging together with the recognition of the fees related to the revolving credit facility entered into in September 2015. The $6.7 million financial expense for the three months ended September 30, 2015 included a significant negative impact of foreign exchange reevaluations and related hedging, mainly related to intra-group positions between Criteo S.A. and its Brazilian subsidiary, and to the remaining proceeds from our initial public offering.

	Nine Months Ended
	September 30, 2015	September 30, 2016
	(in thousands)
Financial income from cash equivalents	$1,754	$1,165
Interest on debt	(538)	(1,643)
Foreign exchange gain (loss)	(6,475)	(1,476)
Other financial expense	(17)	(28)
Total financial income (expense)	$(5,276)	$(1,982)

The $2.0 million financial expense for the nine months ended September 30, 2016 was mainly a result of the recognition of negative impact of foreign exchange reevaluations and related hedging negative foreign exchange recorded during the first quarter, together with the fees related to the revolving credit facility contracted in September 2015. The $5.3 million financial income for the nine months ended September 30, 2015 included a significant negative impact of foreign exchange reevaluations and related hedging, mainly related to intra-group positions between Criteo S.A. and its Brazilian subsidiary, and to the remaining proceeds from our initial public offering. As of September 30, 2016, the main positions bearing a risk of foreign currency are centralized at the Parent company level and hedged using foreign currency swaps and forward purchases or sales of foreign currencies.

Note 11. Income Taxes
Breakdown of Income Taxes
The condensed consolidated statements of income line item “Provision for income taxes” can be broken down as follows:

	Three Months Ended
	September 30, 2015	September 30, 2016
	(in thousands)
Current income tax	$(6,367)	$(10,695)
France	(4,238)	(4,338)
International	(2,129)	(6,357)
Net change in deferred taxes	979	3,121
France	2,014	2,871
International	(1,035)	250
Provision for income taxes	$(5,388)	$(7,574)

	Nine Months Ended
	September 30, 2015	September 30, 2016
	(in thousands)
Current income tax	$(17,045)	$(27,513)
France	(10,172)	(12,511)
International	(6,873)	(15,002)
Net change in deferred taxes	3,149	7,545
France	2,962	7,087
International	187	458
Provision for income taxes	$(13,896)	$(19,968)
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
Current tax assets and liabilities
The total amount of current tax assets consists mainly of prepayments of income taxes by Criteo do Brasil LTDA and withholding taxes deductible from future income taxes of Criteo Corp. The current tax liabilities refers mainly to the net corporate tax payables of Criteo S.A., Criteo Srl, and Criteo KK.

Note 12. Earnings Per Share
Basic Earnings Per Share
We calculate basic earnings per share by dividing the net income for the period attributable to shareholders of the Parent by the weighted average number of shares outstanding.

	Three Months Ended		Nine Months Ended
	September 30, 2015	September 30, 2016	September 30, 2015	September 30, 2016

	(in thousands, except share and per share data)

Net income attributable to shareholders of Criteo S.A.	$5,096	$13,539	$21,618	$42,869
Weighted average number of shares outstanding	62,082,110	63,628,351	61,662,308	63,163,922
Basic earnings per share	$0.08	$0.21	$0.35	$0.68
Diluted Earnings Per Share
We calculate diluted earnings per share by dividing the net income attributable to shareholders of the Parent by the weighted average number of shares outstanding plus any potentially dilutive shares not yet issued from share-based compensation plans (see Note 9). There were no other potentially dilutive instruments outstanding as of September 30, 2015 and 2016. Consequently all potential dilutive effects from shares are considered.
For each period presented, a contract to issue a certain number of shares (i.e. share option, non-employee warrant ("BSA"), restricted share unit ("RSU") or non-employee warrant ("BSPCE") is assessed as potentially dilutive if it is “in the money” (i.e., the exercise or settlement price is lower than the average market price).

	Three Months Ended		Nine Months Ended
	September 30, 2015	September 30, 2016	September 30, 2015	September 30, 2016

	(in thousands, except share and per share data)

Net income attributable to shareholders of Criteo S.A.	$5,096	$13,539	$21,618	$42,869
Weighted average number of shares outstanding of Criteo S.A.	62,082,110	63,628,351	61,662,308	63,163,922
Dilutive effect of :
Restricted share units ("RSUs")	—	266,970	—	152,317
Share options and employee warrants ("BSPCEs")	3,035,325	1,841,080	3,293,370	2,030,088
Non-employees warrants ("BSAs")	136,803	80,021	140,012	83,430
Weighted average number of shares outstanding used to determine diluted earnings per share	65,254,238	65,816,422	65,095,690	65,429,757
Diluted earnings per share	$0.08	$0.21	$0.33	$0.66
The weighted average number of securities that were anti-dilutive for diluted EPS for the periods presented but which could potentially dilute EPS in the future are as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2015	September 30, 2016	September 30, 2015	September 30, 2016

Restricted share units ("RSUs")	—	32,176	—	345,732
Share options and employee warants ("BSPCEs")	991,879	455,474	829,981	426,777
Non-employees warrants ("BSAs")	25,630	—	17,087	—
Weighted average number of anti-dilutive securities excluded from diluted earnings per share	1,017,509	487,650	847,068	772,509
Note 13. Commitments and contingencies
Commitments
Leases
We are party to various operating lease agreements mainly related to our offices as well as hosting services. Certain of these arrangements have free rent periods or escalating rent payment provisions, and we recognize rent expense under such arrangements on a straight-line basis.
Operating lease expenses totaled $7.1 million and $8.3 million for the three-month period ended September 30, 2015 and 2016, respectively, and $18.7 million and $23.3 million for the nine-month period ended September 30, 2015 and 2016, respectively. Hosting costs totaled $8.3 million and $10.6 million for the three-month period ended September 30, 2015 and 2016, respectively and $21.9 million and $30.4 million for the nine-month period ended September 30, 2015 and 2016, respectively.

Revolving Credit Facilities, Credit Line Facilities and Bank Overdrafts
As mentioned in Note 8, we are party to various credit facilities, short term credit lines, and overdraft facilities. As of September 30, 2016, an additional RMB 5.0 million ($0.8 million) had been drawn by Criteo China, our wholly owned subsidiary, on the RMB 40.0 million ($6.0 million) revolving loan facility with HSBC China, increasing the total amount drawn from RMB 25.0 million ($3.7 million) as of December 31, 2015 to RMB 30.0 million ($4.5 million) as of September 30, 2016. Other than this draw, there have been no significant changes in the terms, conditions, or the amounts drawn on these facilities since December 31, 2015.
All of these credit facilities are unsecured and contain customary events of default but do not contain any affirmative, financial or negative covenants, with the exception of the €250.0 million ($279.0 million) revolving credit facility disclosed in Note 2 to our consolidated financial statements for the year ended December 31, 2015 which contains covenants, including compliance with a total net debt to adjusted EBITDA ratio and restrictions on incurring additional indebtedness. At September 30, 2016, we were in compliance with the required leverage ratio.

Contingencies
Changes in provisions during the presented periods are summarized below:

	Provision for employee related litigation	Provision for tax related litigation	Other provisions	Total
	(in thousands)
Balance at January 1, 2016	$236	$44	$388	$668
Charges	444	—	—	444
Provision used	(405)	—	(40)	(445)
Provision released not used	—	(45)	(345)	(390)
Change in consolidation scope	—	—	—	—
Currency translation adjustments	6	1	2	9
Other	—	—	—	—
Balance at September 30, 2016	$281	$—	$5	$286
- of which current	281	—	5	286
- of which non-current	—	—	—	—
The amount of the provisions represent management’s best estimate of the future outflow. As of September 30, 2016, provisions are mainly in relation to employee related litigations.

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

	Americas	EMEA	Asia-Pacific	Total
For the three months ended:	(in thousands)
September 30, 2015	$124,024	$137,185	$71,465	$332,674
September 30, 2016	$160,739	$157,921	$105,207	$423,867
Revenue generated in France amounted to $29.2 million and $31.8 million for the three months ended September 30, 2015 and 2016, respectively.

	Americas	EMEA	Asia-Pacific	Total
For the nine months ended:	(in thousands)

September 30, 2015	$335,520	$396,200	$194,432	$926,152
September 30, 2016	$464,435	$471,226	$296,660	$1,232,321
Revenue generated in France amounted to $87.0 million and $95.2 million for the nine months ended September 30, 2015 and 2016, respectively.
Revenue generated in other significant countries where we operate is presented in the following table:

	Three Months Ended		Nine Months Ended
	September 30, 2015	September 30, 2016	September 30, 2015	September 30, 2016
	(in thousands)
Americas
United States	$102,064	$134,504	$273,071	$395,769
EMEA
Germany	$28,188	$33,692	$81,795	$98,278
United Kingdom	$26,485	$24,285	$78,759	$80,024
Asia-Pacific
Japan	$50,485	$76,841	$137,248	$209,404
For the nine months ended September 30, 2015 and 2016, our largest client represented 2.2% and 2.5%, respectively, of our consolidated revenue.

Other Information
For each reported period, non-current assets (corresponding to the net book value of tangible and intangible assets) are presented in the table below. The geographical information results from the locations of legal entities.

			Of which			Of which
	Holding	Americas	United States	Europe	Asia-Pacific	Japan	Total
(in thousands)

December 31, 2015	$48,160	$24,437	$23,332	$8,847	$17,508	$7,807	$98,952
September 30, 2016	$52,351	$27,418	$26,516	$8,449	$28,730	$9,476	$116,948
Note 15. Related Parties
There were no significant related-party transactions during the period nor any evolution in the nature of the transactions as described in Note 24 to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

Note 16. Subsequent Events
On October 3, 2016, Criteo Corp., a wholly owned subsidiary of Criteo S.A., entered into an Agreement and Plan of Merger Agreement with TBL Holdings, Inc. ("TBL Holdings"), a wholly-owned subsidiary of Criteo Corp., HookLogic, Inc. ("HookLogic") and Fortis Advisors LLC, solely in its capacity as the Stockholder Agent, to acquire all of the issued and outstanding capital stock of HookLogic for a purchase price of $250 million, subject to working capital, net debt and other closing adjustments. Pursuant to the Merger Agreement, at the effective time of the merger, TBL Holdings shall be merged with and into HookLogic, and HookLogic will continue as the surviving corporation and a wholly-owned subsidiary of Criteo Corp. Consummation of the acquisition is subject to customary closing conditions and is expected to occur during the fourth quarter of 2016.

If the acquisition is consummated prior to the end of the year, the impact of the transaction will be reflected in our consolidated financial statements as of December 31, 2016. The determination of the fair value of assets acquired and liabilities assumed will be performed within the twelve months following the acquisition date.

The Company evaluated all other subsequent events that occurred after September 30, 2016 through the date of issuance of the unaudited condensed consolidated financial statements and determined that there are no other significant events that require adjustments or disclosure.

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

Revenue ex-TAC is our revenue excluding Traffic Acquisition Costs ("TAC") generated over the applicable measurement period and Revenue ex-TAC by Region reflects our Revenue ex-TAC by our core geographies. Revenue ex-TAC and Revenue ex-TAC by Region are key measures used by our management and board of directors to evaluate our operating performance, generate future operating plans and make strategic decisions regarding the allocation of capital. In particular, we believe that the elimination of TAC from revenue can provide a useful measure for period-to-period comparisons of our core business and across our core geographies.

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

Condensed Consolidated Statements of Income Data (Unaudited):

	Three Months Ended		Nine Months Ended
	September 30, 2015	September 30, 2016	September 30, 2015	September 30, 2016
	(in thousands, except share and per share data)
Revenue	$332,674	$423,867	$926,152	$1,232,321

Cost of revenue (2):
Traffic acquisition costs	(198,970)	(247,310)	(552,097)	(727,034)
Other cost of revenue	(17,206)	(22,332)	(44,418)	(60,950)
Gross profit	116,498	154,225	329,637	444,337

Operating expenses
Research and development expenses (2)	(22,442)	(30,701)	(60,141)	(88,097)
Sales and operations expenses (2)	(56,310)	(68,164)	(169,120)	(201,862)
General and administrative expenses (2)	(19,915)	(32,492)	(57,865)	(85,839)
Total operating expenses	(98,667)	(131,357)	(287,126)	(375,798)
Income from operations	17,831	22,868	42,511	68,539
Financial income (expense)	(6,650)	(570)	(5,276)	(1,982)
Income before taxes	11,181	22,298	37,235	66,557
Provision for income taxes	(5,388)	(7,574)	(13,896)	(19,968)
Net income	$5,793	$14,724	$23,339	$46,589
Net income available to shareholders of Criteo S.A. (1)	$5,096	$13,539	$21,618	$42,869
Net income available to shareholders of Criteo S.A. per share:
Basic	$0.08	$0.21	$0.35	$0.68
Diluted	$0.08	$0.21	$0.33	$0.66
Weighted average shares outstanding used in computing per share amounts:
Basic	62,082,110	63,628,351	61,662,308	63,163,922
Diluted	65,254,238	65,816,422	65,095,690	65,429,757
(1) For the three months ended September 30, 2015 and September 30, 2016, this excludes $0.7 million and $1.2 million, respectively, and for the nine months ended September 30, 2015 and September 30, 2016, this excludes $1.7 million and $3.7 million, respectively, of net income attributable to non-controlling interests held by Yahoo! Japan in our Japanese subsidiary Criteo KK.
(2) Cost of revenue and operating expenses include equity awards compensation expense, pension service costs, depreciation and amortization expense, acquisition-related costs and deferred price consideration as follows:

Detailed Information on Selected Items:

	Three Months Ended		Nine Months Ended
	September 30, 2015	September 30, 2016	September 30, 2015	September 30, 2016
	(in thousands)
Equity award compensation expense
Research and development	$1,714	$4,667	$4,354	$9,248
Sales and operations	1,715	5,143	8,072	11,021
General and administrative	1,171	4,155	3,816	9,761
Total equity awards compensation expense	$4,600	$13,965	$16,242	$30,030

Pension service costs
Research and development	41	55	123	160
Sales and operations	37	38	115	107
General and administrative	32	39	94	125
Total pension service costs	$110	$132	$332	$392

Depreciation and amortization expense
Cost of revenue	8,503	10,406	21,287	27,846
Research and development (a)	1,690	1,640	4,811	5,105
Sales and operations	1,330	1,813	3,434	5,604
General and administrative	369	912	1,066	2,033
Total depreciation and amortization expense	$11,892	$14,771	$30,598	$40,588

Acquisition-related costs
General and administrative	—	1,793	—	1,941
Total acquisition-related costs	$—	$1,793	$—	$1,941

Acquisition-related deferred price consideration
Research and development	54	3	278	88
Total acquisition-related deferred price consideration	$54	$3	$278	$88
(a) Includes acquisition-related amortization of intangible assets of $1.2 million and $0.9 million for the three months ended September 30, 2015 and September 30, 2016, respectively, and $3.8 million and $3.1 million for the nine months ended September 30, 2015 and September 30, 2016, respectively.

Consolidated Statements of Financial Position Data (Unaudited):

	December 31, 2015	September 30, 2016
	(in thousands) (unaudited)
Cash and cash equivalents	$353,537	$407,158
Total assets	841,719	953,965
Trade receivables, net of allowances for doubtful accounts	261,581	268,097
Total financial liabilities	10,428	9,336
Total liabilities	362,696	370,251
Total equity	$479,023	$583,714
Other Financial and Operating Data (Unaudited):

	Three Months Ended		Nine Months Ended
	September 30, 2015	September 30, 2016	September 30, 2015	September 30, 2016
	(in thousands, except number of clients) (unaudited)
Number of clients	9,290	12,882	9,290	12,882
Revenue ex-TAC (3)	$133,704	$176,557	$374,055	$505,287
Adjusted net income (4)	$11,373	$31,299	$42,823	$81,277
Adjusted EBITDA (5)	$34,487	$53,532	$89,961	$141,578
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

	Three Months Ended		Nine Months Ended
	September 30, 2015	September 30, 2016	September 30, 2015	September 30, 2016
	(in thousands) (unaudited)
Revenue	$332,674	$423,867	$926,152	$1,232,321
Adjustment:
Traffic acquisition costs	(198,970)	(247,310)	(552,097)	(727,034)
Revenue ex-TAC	$133,704	$176,557	$374,055	$505,287

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

	Three Months Ended		Nine Months Ended
	September 30, 2015	September 30, 2016	September 30, 2015	September 30, 2016
	(in thousands)
Net income	$5,793	$14,724	$23,339	$46,589
Adjustments:
Equity awards compensation expense	4,600	13,965	16,242	30,030
Amortization of acquisition-related intangible assets	1,200	943	3,794	3,145
Acquisition-related costs	—	1,793	—	1,941
Acquisition-related deferred price consideration	54	3	278	88
Tax impact of the above adjustments	(274)	(129)	(830)	(516)
Adjusted net income	$11,373	$31,299	$42,823	$81,277
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

	Three Months Ended		Nine Months Ended
	September 30, 2015	September 30, 2016	September 30, 2015	September 30, 2016
	(in thousands)
Net income	$5,793	$14,724	$23,339	$46,589
Adjustments:
Financial expense (income)	6,650	570	5,276	1,982
Provision for income taxes	5,388	7,574	13,896	19,968
Equity awards compensation expense	4,600	13,965	16,242	30,030
Pension service costs	110	132	332	392
Depreciation and amortization expense	11,892	14,771	30,598	40,588
Acquisition-related costs	—	1,793	—	1,941
Acquisition-related deferred price consideration	54	3	278	88
Total net adjustments	28,694	38,808	66,622	94,989
Adjusted EBITDA	$34,487	$53,532	$89,961	$141,578

Results of Operations for the Periods Ended September 30, 2015 and 2016 (Unaudited)
Revenue
Three months ended September 30, 2016 compared to the three months ended September 30, 2015

	Three Months Ended
	September 30, 2015	September 30, 2016	2016 vs 2015
	(in thousands)
Revenue as reported	$332,674	$423,867	27.4%
Conversion impact U.S dollar/other currencies		(7,986)
Revenue at constant currency (1)	332,674	415,881	25.0%
Americas
Revenue as reported	124,024	160,739	29.6%
Conversion impact U.S dollar/other currencies		(447)
Revenue at constant currency (1)	124,024	160,292	29.2%
EMEA
Revenue as reported	137,185	157,921	15.1%
Conversion impact U.S dollar/other currencies		4,952
Revenue at constant currency (1)	137,185	162,873	18.7%
Asia-Pacific
Revenue as reported	71,465	105,207	47.2%
Conversion impact U.S dollar/other currencies		(12,491)
Revenue at constant currency(1)	$71,465	$92,716	29.7%
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
Revenue for the three months ended September 30, 2016 increased to $423.9 million, growing 27.4% (or 25.0% on a constant currency basis), compared to the three months ended September 30, 2015. Revenue from new clients contributed 58.3% to the year-over-year revenue growth while revenue from existing clients contributed 41.7% to the year-over-year revenue growth. This increase in revenue was primarily driven by the continued roll-out of technology innovations, the addition of a new record number of net new clients of over 1,000 in the quarter, and the continued expansion of our publisher relationships. Technology improvements and broader inventory reach helped generate more revenue from existing clients at constant currency. Our continuing ability to convert and maintain a large portion of our clients to uncapped budgets was a key driver of the increase in revenue per existing client across large and midmarket clients.
The year-over-year increase was the result of our rapid growth across all geographies. Revenue in the Americas region increased 29.6% (or 29.2% on a constant currency basis) to $160.7 million for the three months ended September 30, 2016 compared to the three months ended September 30, 2015, and the region remained the largest contributor to our global growth. We launched campaigns with new large accounts and our business with existing large clients continued to grow, driven by the continued roll-out of technology innovation. Midmarket growth remained solid across the region. Revenue in EMEA increased 15.1% (or 18.7% on a constant currency basis) to $157.9 million for the three months ended September 30, 2016 compared to the three months ended September 30, 2015. Established markets continued to post solid double-digit growth, especially Germany where new client additions were particularly strong. We signed several new large clients including Idealo, Germany's largest price comparison website. Travel clients further increased their business with us across several markets in EMEA. Revenue in the Asia-Pacific region increased 47.2% (or 29.7% on a constant currency basis) to $105.2 million for the three months ended September 30, 2016 compared to the three months ended September 30, 2015. Momentum remained solid across key large markets. Japan continued to deliver strong performance, in particular in our business with existing large strategic clients, some of which continued to spend over 40% more with us, compared with the prior year period. Our partnership with Kakao quickly ramped up to represent close to 20% of Korea's revenue. Business activity was strong in Taiwan and accelerated across the Pacific markets.

Additionally, our $423.9 million of revenue for the three months ended September 30, 2016 was positively impacted by $8.0 million as a result of changes in foreign currency against the U.S. dollar compared to the three months ended September 30, 2015.
The year-over-year growth in revenue on a constant currency basis is primarily attributable to an increased volume of clicks delivered on the advertising banners displayed by us (i.e. higher volumes of impressions).
Nine months ended September 30, 2016 compared to the nine months ended September 30, 2015

	Nine Months Ended
	September 30, 2015	September 30, 2016	2016 vs 2015
	(in thousands)
Revenue as reported	$926,152	$1,232,321	33.1%
Conversion impact U.S dollar/other currencies		(4,186)
Revenue at constant currency (1)	926,152	1,228,135	32.6%
Americas
Revenue as reported	335,520	464,435	38.4%
Conversion impact U.S dollar/other currencies		5,868
Revenue at constant currency (1)	335,520	470,303	40.2%
EMEA
Revenue as reported	396,200	471,226	18.9%
Conversion impact U.S dollar/other currencies		10,202
Revenue at constant currency (1)	396,200	481,428	21.5%
Asia-Pacific
Revenue as reported	194,432	296,660	52.6%
Conversion impact U.S dollar/other currencies		(20,256)
Revenue at constant currency(1)	$194,432	$276,404	42.2%
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
Revenue for the nine months ended September 30, 2016 increased to $1,232.3 million, growing 33.1% (or 32.6% on a constant currency basis), compared to the nine months ended September 30, 2015. Revenue from new clients contributed 39.9% to the year-over-year revenue growth while revenue from existing clients contributed 60.1% to the year-over-year revenue growth. This increase in revenue was primarily driven by the continued roll-out of technology innovations, the addition of over 2,680 clients, and the continued expansion of our publisher relationships. Technology improvements and broader inventory reach continued to help generate more revenue from existing clients at constant currency across both our large and midmarket clients. Our continuing ability to convert and maintain a large portion of our clients to uncapped budgets was a key driver of the increase in revenue per existing client.
The year-over-year increase was the result of our rapid growth across all geographies. Revenue in the Americas region increased 38.4% (or 40.2% on a constant currency basis) to $464.4 million for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015. We signed and launched campaigns with several new large clients in the United States and our midmarket segment continued to grow rapidly across the Americas. Existing large clients continued to increase their spend with us across the region. Revenue in EMEA increased 18.9% (or 21.5% on a constant currency basis) to $471.2 million for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015. We signed several large and midmarket clients in the region and continued to grow our revenue from existing clients across client segments and markets. We continued to see strong performance in the travel sector across the region. Revenue in the Asia-Pacific region increased 52.6% (or 42.2% on a constant currency basis) to $296.7 million for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015, as we continued to grow our client base, in particular in Japan, South-East Asia, and India.

Additionally, our $1,232.3 million revenue for the nine months ended September 30, 2016 was positively impacted by $4.2 million as a result of changes in foreign currency against the U.S. dollar compared to the nine months ended September 30, 2015.
The year-over-year growth in revenue on a constant currency basis is primarily attributable to an increased volume of clicks delivered on the advertising banners displayed by us (i.e. higher volumes of impressions).
Cost of Revenue
Three months ended September 30, 2016 compared to the three months ended September 30, 2015

	Three Months Ended		% change
	September 30, 2015	September 30, 2016	2016 vs 2015
	(in thousands, except percentages)
Traffic acquisition costs	$(198,970)	$(247,310)	24.3%
Other cost of revenue	$(17,206)	$(22,332)	29.8%
% of revenue	(65.0)%	(63.6)%
Gross profit %	35.0%	36.4%
Cost of revenue for the three months ended September 30, 2016 increased $53.5 million, or 24.7%, compared to the three months ended September 30, 2015. This increase was primarily the result of an increase of $48.3 million, or 24.3% (or 21.8% on a constant currency basis), in traffic acquisition costs and a $5.1 million, or 29.8% (or 28.3% on a constant currency basis), increase in other cost of revenue.

The increase in traffic acquisition costs related primarily to an increase of 26.5% in the number of impressions we purchased, driven by both publishers with whom we have direct relationships, including the Criteo Publisher Marketplace, and the main real-time bidding exchanges, both global and local. Over the period, the average cost per thousand impressions (or "CPM") decreased by 1.7% (or 3.7% on a constant currency basis).

The year-over year growth in traffic acquisition costs was the result of our strong growth across all geographies. Traffic acquisition costs in the Americas region increased 28.5% (or 28.2% on a constant currency basis) to $97.2 million for the three months ended September 30, 2016 compared to the three months ended September 30, 2015, as our purchases of impressions from the main real-time bidding exchanges increased and we maintained strong direct relationships with large premium publishers. Traffic acquisition costs in EMEA increased 9.3% (or 12.9% on a constant currency basis) to $87.1 million for the three months ended September 30, 2016 compared to the three months ended September 30, 2015, as our purchases of impressions from both large publishers with whom we have direct relationships and the main real-time bidding exchanges increased across several markets in the region. Traffic acquisition costs in the Asia-Pacific region increased 44.5% (or 26.9% on a constant currency basis) to $63.0 million for the three months ended September 30, 2016 compared to the three months ended September 30, 2015, as we continued to increase our purchases of impressions from global and local real-time bidding exchanges to enable and support our rapid development across several markets in the region, as well as maintained strong relationships with large premium publishers in the region, in particular in Japan.

The increase in other cost of revenue includes a $2.3 million increase in hosting costs, a $1.9 million increase in allocated depreciation and amortization expense and a $0.9 million increase in other cost of sales.

Nine months ended September 30, 2016 compared to the nine months ended September 30, 2015

	Nine Months Ended		% change
	September 30, 2015	September 30, 2016	2016 vs 2015
	(in thousands, except percentages)
Traffic acquisition costs	$(552,097)	$(727,034)	31.7%
Other cost of revenue	$(44,418)	$(60,950)	37.2%
% of revenue	(64.4)%	(63.9)%
Gross profit %	35.6%	36.1%
Cost of revenue for the nine months ended September 30, 2016 increased $191.5 million, or 32.1%, compared to the nine months ended September 30, 2015. This increase was primarily the result of an increase of $174.9 million, or 31.7% (or 31.1% on a constant currency basis), in traffic acquisition costs and a $16.5 million, or 37.2% (or 36.6% on a constant currency basis), increase in other cost of revenue.

The increase in traffic acquisition costs related primarily to an increase of 22.5% in the number of impressions we purchased, driven by both publishers with whom we have direct relationships, including the Criteo Publisher Marketplace, and the main real-time bidding exchanges, both global and local. Over the period, the average cost per thousand impressions (or CPM) increased 7.5% (or 7.0% on a constant currency basis). The year-over-year increase in average CPM remained largely driven by the improving quality of inventory, evolving formats of ad units available to us on an individual basis, as well as price dynamics.

The year-over year growth in traffic acquisition costs was the result of our strong growth across all geographies. Traffic acquisition costs in the Americas region increased 39.7% (or 41.3% on a constant currency basis) to $284.7 million for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015, as our purchases of impressions from the main real-time bidding exchanges and the Facebook mobile application increased and we maintained strong direct relationships with large premium publishers. Traffic acquisition costs in EMEA increased 14.7% (or 17.3% on a constant currency basis) to $265.1 million for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015, as our purchases of impressions from both large publishers with whom we have direct relationships and the main real-time bidding exchanges increased across our markets. Traffic acquisition costs in the Asia-Pacific region increased 51.1% (or 40.4% on a constant currency basis) to $177.2 million for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015, as we continued to increase our purchases of impressions from global and local real-time bidding exchanges to enable and support our rapid development across our markets in the region, as well as maintained strong relationships with large premium publishers in the region, in particular in Japan.

The increase in other cost of revenue includes a $8.5 million increase in hosting costs, a $6.6 million increase in allocated depreciation and amortization expense and a $1.6 million increase in other cost of sales, partially offset by a $0.2 million decrease in data acquisition costs.

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

Research and Development Expenses
Three months ended September 30, 2016 compared to the three months ended September 30, 2015

	Three Months Ended		% change
	September 30, 2015	September 30, 2016	2016 vs 2015
	(in thousands, except percentages)
Research and development expenses	$(22,442)	$(30,701)	36.8%
% of revenue	(6.7)%	(7.2)%
Research and development expense for the three months ended September 30, 2016 increased $8.3 million, or 36.8%, compared to the three months ended September 30, 2015. This increase was primarily the result of a growth in headcount to 474 employees resulting in $6.4 million of additional headcount related costs, a $1.1 million increase in allocated rent and facilities costs and a $0.8 million increase in consulting and professional fees.
Nine months ended September 30, 2016 compared to the nine months ended September 30, 2015

	Nine Months Ended		% change
	September 30, 2015	September 30, 2016	2016 vs 2015
	(in thousands, except percentages)
Research and development expenses	$(60,141)	$(88,097)	46.5%
% of revenue	(6.5)%	(7.1)%
Research and development expenses for the nine months ended September 30, 2016 increased $28.0 million, or 46.5%, compared to the nine months ended September 30, 2015. This increase was primarily the result of a growth in headcount to 474 employees resulting in $22.7 million of additional headcount related costs, a $3.3 million increase in allocated rent and facilities costs, a $0.3 million increase in amortization and depreciation of assets, a $1.5 million increase in consulting and professional fees and a $0.6 million increase in other costs, partially offset by an increase in the French Research Tax Credit of $0.4 million.
Sales and Operations Expenses
Three months ended September 30, 2016 compared to the three months ended September 30, 2015

	Three Months Ended		% change
	September 30, 2015	September 30, 2016	2016 vs 2015
	(in thousands, except percentages)
Sales and operations expenses	$(56,310)	$(68,164)	21.1%
% of revenue	(16.9)%	(16.1)%

Sales and operations expenses for the three months ended September 30, 2016 increased $11.9 million, or 21.1%, compared to the three months ended September 30, 2015. This increase was primarily the result of a growth in headcount to 1,356 employees resulting in $9.0 million of additional headcount related costs, a $0.4 million increase in marketing events, a $0.5 million increase in allocated depreciation and amortization expense, a $0.6 million increase in allocated rent and facilities costs and a $1.4 million increase in other costs including operational taxes.

Nine months ended September 30, 2016 compared to the nine months ended September 30, 2015

	Nine Months Ended		% change
	September 30, 2015	September 30, 2016	2016 vs 2015
	(in thousands, except percentages)
Sales and operations expenses	$(169,120)	$(201,862)	19.4%
% of revenue	(18.3)%	(16.4)%

Sales and operations expense for the nine months ended September 30, 2016 increased $32.7 million, or 19.4%, compared to the nine months ended September 30, 2015. This increase was primarily the result of a growth in headcount to 1,356 employees resulting in $21.4 million of additional headcount related costs, a $2.0 million increase in marketing events, a $2.2 million increase in allocated depreciation and amortization expense, a $3.8 million increase in allocated rent and facilities costs, a $2.7 million increase in provisions for doubtful receivables, and a $0.6 million increase in other costs including operational taxes.
General and Administrative Expenses
Three months ended September 30, 2016 compared to the three months ended September 30, 2015

	Three Months Ended		% change
	September 30, 2015	September 30, 2016	2016 vs 2015
	(in thousands, except percentages)
General and administrative expenses	$(19,915)	$(32,492)	63.2%
% of revenue	(6.0)%	(7.7)%
General and administrative expenses for the three months ended September 30, 2016 increased $12.6 million, or 63.2%, compared to the three months ended September 30, 2015. This increase was primarily the result of a growth in headcount to 382 employees resulting in $7.5 million of additional headcount related costs, a $0.5 million increase in allocated rent and facilities costs, a $0.5 million increase in allocated depreciation and amortization expense, a $3.9 million increase in consulting and professional fees mainly resulting from exceptional items (litigation and business combinations) and a $0.2 million increase in other operating expenses.
Nine months ended September 30, 2016 compared to the nine months ended September 30, 2015

	Nine Months Ended		% change
	September 30, 2015	September 30, 2016	2016 vs 2015
	(in thousands, except percentages)
General and administrative expenses	$(57,865)	$(85,839)	48.3%
% of revenue	(6.2)%	(7.0)%
General and administrative expenses for the nine months ended September 30, 2016 increased $28.0 million, or 48.3%, compared to the nine months ended September 30, 2015. This increase was primarily the result of a growth in headcount to 382 employees resulting in $21.0 million of additional headcount related costs, a $1.5 million increase in allocated rent and facilities costs, a $1.0 million increase in allocated depreciation and amortization expense, a $4.1 million increase in consulting and professional fees mainly resulting from exceptional items (litigation and business combinations), and a $0.4 million increase in other operating expenses.

Financial Income (Expense)
Three months ended September 30, 2016 compared to the three months ended September 30, 2015

	Three Months Ended		% change
	September 30, 2015	September 30, 2016	2016 vs 2015
	(in thousands, except percentages)
Financial income (expense)	$(6,650)	$(570)	(91.4)%
% of revenue	(2.0)%	(0.1)%
Financial income (expense) for the three months ended September 30, 2016 increased by $6.1 million, or 91.4%, compared to the three months ended September 30, 2015, mainly as a result of a limited impact of foreign exchange reevaluations and related hedging, together with the recognition of the fees related to the revolving credit facility entered into in September 2015. The $6.7 million financial expense for the three months ended September 30, 2015 included a significant negative impact of foreign exchange reevaluations and related hedging, mainly related to intra-group positions between Criteo S.A. and its Brazilian subsidiary, and to the remaining proceeds from our initial public offering.
Nine months ended September 30, 2016 compared to the nine months ended September 30, 2015

	Nine Months Ended		% change
	September 30, 2015	September 30, 2016	2016 vs 2015
	(in thousands, except percentages)
Financial income (expense)	$(5,276)	$(1,982)	(62.4)%
% of revenue	(0.6)%	(0.2)%
Financial income (expense) for the nine months ended September 30, 2016 increased by $3.3 million, or 62.4%, compared to the nine months ended September 30, 2015. The $2.0 million financial expense for the nine months ended September 30, 2016 was mainly a result of the recognition of the negative impact of foreign exchange reevaluations and related hedging negative foreign exchange recorded during the first quarter, together with the fees related to the revolving credit facility entered into in September 2015. The $5.3 million financial expense for the nine months ended September 30, 2015 included a significant negative impact of foreign exchange reevaluations and related hedging, mainly related to intra-group positions between Criteo S.A. and its Brazilian subsidiary, and to the remaining proceeds from our initial public offering. At the end of September 2016, the main positions bearing a foreign currency risk are centralized at the Parent company level and hedged using foreign currency swaps and forward purchases or sales of foreign currencies.
Provision for Income Taxes
Three months ended September 30, 2016 compared to the three months ended September 30, 2015

	Three Months Ended		% change
	September 30, 2015	September 30, 2016	2016 vs 2015
	(in thousands, except percentages)
Provision for income taxes	$(5,388)	$(7,574)	40.6%
% of revenue	(1.6)%	(1.8)%
Effective tax rate	48.2%	34.0%
For the quarter ended September 30, 2015 and 2016, we utilized an effective tax rate of 48.2% and 34.0%, respectively, to calculate the provision for income taxes. The effective tax rate for the quarter ended September 30, 2016 decreased compared to the same period in 2015, primarily due to changes in the geographic mix with respect to contribution to our income before taxes and a higher recognition of deferred tax assets mainly related to Criteo Corp.

Nine months ended September 30, 2016 compared to the nine months ended September 30, 2015

	Nine Months Ended		% change
	September 30, 2015	September 30, 2016	2016 vs 2015
	(in thousands, except percentages)
Provision for income taxes	$(13,896)	$(19,968)	43.7%
% of revenue	(1.5)%	(1.6)%
Effective tax rate	37.3%	30.0%
For the nine months ended September 30, 2015 and 2016, we utilized an effective tax rate of 37.3% and 30.0% respectively, to calculate the provision for income taxes. The effective tax rate for the nine months ended September 30, 2016 decreased compared to the same period in 2015, primarily due to changes in the geographic mix with respect to contribution to our income before taxes and a higher recognition of deferred tax assets mainly related to Criteo Corp.
Net Income
Three months ended September 30, 2016 compared to the three months ended September 30, 2015

	Three Months Ended		% change
	September 30, 2015	September 30, 2016	2016 vs 2015
	(in thousands, except percentages)
Net income	$5,793	$14,724	154.2%
% of revenue	1.7%	3.5%

Net income for the three months ended September 30, 2016 increased $8.9 million, or 154.2% compared to the three months ended September 30, 2015. This increase was the result of the factors discussed above, in particular, a $5.0 million increase in income from operations and a $6.1 million increase in financial income (expense), partially offset by a $2.2 million increase in provision for income taxes compared to 2015.
Nine months ended September 30, 2016 compared to the nine months ended September 30, 2015

	Nine Months Ended		% change
	September 30, 2015	September 30, 2016	2016 vs 2015
	(in thousands, except percentages)
Net income	$23,339	$46,589	99.6%
% of revenue	2.5%	3.8%

Net income for the nine months ended September 30, 2016 increased $23.3 million, or 99.6%, compared to the nine months ended September 30, 2015. This increase was the result of the factors discussed above, in particular, a $26.0 million increase in income from operations and a $3.3 million increase in financial income (expense), partially offset by a $6.1 million increase in provision for income taxes compared to 2015.

Revenue, Traffic Acquisition Costs and Revenue ex-TAC by Region
The following table sets forth our revenue, traffic acquisition costs and Revenue ex-TAC by geographic region, including the Americas (North and South America), Europe, Middle East and Africa, or EMEA, and Asia-Pacific.

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
Region	2015	2016	Year over Year Change	2015	2016	Year over Year Change
Revenue:
Americas	$124,024	$160,739	30%	$335,520	$464,435	38%
EMEA	137,185	157,921	15%	396,200	471,226	19%
Asia-Pacific	71,465	105,207	47%	194,432	296,660	53%
Total	332,674	423,867	27%	926,152	1,232,321	33%

Traffic acquisition costs:
Americas	(75,684)	(97,239)	28%	(203,781)	(284,728)	40%
EMEA	(79,710)	(87,092)	9%	(231,023)	(265,097)	15%
Asia-Pacific	(43,576)	(62,979)	45%	(117,293)	(177,209)	51%
Total	(198,970)	(247,310)	24%	(552,097)	(727,034)	32%

Revenue ex-TAC (1):
Americas	48,340	63,500	31%	131,739	179,707	36%
EMEA	57,475	70,829	23%	165,177	206,129	25%
Asia-Pacific	27,889	42,228	51%	77,139	119,451	55%
Total	$133,704	$176,557	32%	$374,055	$505,287	35%

(1) We define Revenue ex-TAC as our revenue excluding traffic acquisition costs generated over the applicable measurement period. Revenue ex-TAC and Revenue, Traffic Acquisition Costs and Revenue ex-TAC by Region are not measures calculated in accordance with U.S. GAAP. We have included Revenue ex-TAC and Revenue, Traffic Acquisition Costs and Revenue ex-TAC by Region in this Form 10-Q because they are key measures used by our management and board of directors to evaluate operating performance and generate future operating plans. In particular, we believe that the elimination of TAC from revenue and review of these measures by region can provide useful measures for period-to-period comparisons of our core business. Accordingly, we believe that Revenue ex-TAC and Revenue, Traffic Acquisition Costs and Revenue ex-TAC by Region provides useful information to investors and others in understanding and evaluating our results of operations in the same manner as our management and board of directors. Our use of Revenue ex-TAC and Revenue, Traffic Acquisition Costs and Revenue ex-TAC by Region has limitations as an analytical tool, and you should not consider them in isolation or as a substitute for analysis of our financial results as reported under U.S. GAAP. Some of these limitations are: (a) other companies, including companies in our industry which have similar business arrangements, may address the impact of TAC differently; (b) other companies may report Revenue, Traffic Acquisition Costs and Revenue ex-TAC by Region or similarly titled measures but define the regions differently, which reduces their effectiveness as a comparative measure; and (c) other companies may report Revenue ex-TAC or similarly titled measures but calculate them differently, which reduces their usefulness as a comparative measure. Because of these and other limitations, you should consider Revenue ex-TAC and Revenue, Traffic Acquisition Costs and Revenue ex-TAC by Region alongside our other U.S. GAAP financial results, including revenue. The above table provides a reconciliation of revenue ex-TAC by region to revenue by region. Please also refer to footnote 3 to the Other Financial and Operating Data table in "Item 2—Management's Discussion and Analysis" of this Form 10-Q for a reconciliation of revenue ex-TAC to revenue, the most directly comparable financial measure calculated and presented in accordance with U.S. GAAP.

Constant Currency Reconciliation
Information in this Form 10-Q with respect to results presented on a constant currency basis was calculated by applying the 2015 average exchange rates for the relevant period to 2016 figures. We have included information with respect to our results presented on a constant currency basis because it is a key measure used by our management and board of directors to evaluate operating performance. Management reviews and analyzes business results excluding the effect of foreign currency translation because they believe this better represents our underlying business trends. Below is a table which reconciles the actual results presented in this section with the results presented on a constant currency basis:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2015	2016	YoY Change	2015	2016	YoY Change
	(amounts in thousands, except percentages)
Revenue as reported	$332,674	$423,867	27%	$926,152	$1,232,321	33%
Conversion impact U.S. dollar/other currencies		(7,986)			(4,186)
Revenue at constant currency	$332,674	$415,881	25%	$926,152	$1,228,135	33%

Traffic acquisition costs as reported	$(198,970)	$(247,310)	24%	$(552,097)	$(727,034)	32%
Conversion impact U.S. dollar/other currencies		$4,997			$3,210
Traffic Acquisition Costs at constant currency	$(198,970)	$(242,313)	22%	$(552,097)	$(723,824)	31%

Revenue ex-TAC as reported	$133,704	$176,557	32%	$374,055	$505,287	35%
Conversion impact U.S. dollar/other currencies		$(2,989)			$(976)
Revenue ex-TAC at constant currency	$133,704	$173,568	30%	$374,055	$504,311	35%
Revenue ex-TAC/Revenue as reported	40%	42%		40%	41%

Other cost of revenue as reported	$(17,206)	$(22,332)	30%	$(44,418)	$(60,950)	37%
Conversion impact U.S. dollar/other currencies		251			266
Other cost of revenue at constant currency	$(17,206)	$(22,081)	28%	$(44,418)	$(60,684)	37%

Adjusted EBITDA as reported	$34,487	$53,532	55%	$89,961	$141,578	57%
Conversion impact U.S. dollar/other currencies		(1,296)			(1,409)
Adjusted EBITDA at constant currency	$34,487	$52,236	51%	$89,961	$140,169	56%

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
Our cash and cash equivalents are invested primarily in demand deposit accounts and money market funds that are currently providing only a minimal return. Our cash and cash equivalents at September 30, 2016 were held for working capital and general corporate purposes, which could include acquisitions, and amounted to $ 407.2 million as of September 30, 2016. The $53.6 million increase in cash and cash equivalents compared with December 31, 2015 primarily resulted from $81.8 million in cash from operating activities and $15.4 million positive cash flow from financing activities over the period, which was partially offset by the $59.3 million used for investing activities, including $54.4 million in capital expenditures and $5.1 million for the Monsieur Drive acquisition partially offset by a $0.2 million inflow relating to changes in refunds of bank deposits or lease deposits related to old premises. In addition, the increase in cash includes a $15.7 million positive impact of changes in foreign exchange rates on our cash position over the period. We do not enter into investments for trading or speculative purposes. Our policy is to invest any cash in excess of our immediate requirements in investments designed to preserve the principal balance and provide liquidity. Accordingly, our cash and cash equivalents are invested primarily in demand deposit accounts and money market funds that are currently providing only a minimal return.
Operating and Capital Expenditure Requirements
For the nine months ended September 30, 2015 and 2016, our capital expenditures were $55.3 million and $54.4 million, respectively, primarily related to the acquisition of data center and server equipment as well as furnishing and leasehold improvements of new offices. We believe our existing cash balances will be sufficient to meet our anticipated cash requirements through at least the next 12 months. Our future working capital requirements will depend on many factors, including the rate of our revenue growth, the amount and timing of our investments in personnel and capital equipment, and the timing and extent of our introduction of new products and product enhancements. If our cash and cash equivalents balances and cash flows from operating activities are insufficient to satisfy our liquidity requirements, we may need to raise additional funds through equity, equity-linked or debt financings to support our operations, and such financings may not be available to us on acceptable terms, or at all. We may also need to raise additional funds in the event we determine in the future to effect one or more acquisitions of businesses, technologies, assets or products. If we are unable to raise additional funds when needed, our operations and ability to execute our business strategy could be adversely affected. If we raise additional funds through the incurrence of indebtedness, such indebtedness would have rights that are senior to holders of our equity securities and could contain covenants that restrict our operations. Any additional equity financing will be dilutive to our shareholders.
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

Historical Cash Flows
The following table sets forth our cash flows for the nine-month period ended September 30, 2015 and 2016:

	Nine Months Ended
	September 30, 2015	September 30, 2016
	(in thousands)
Cash from operating activities	$70,446	$81,812
Cash used in investing activities	$(82,118)	$(59,277)
Cash from financing activities	$6,062	$15,368
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
For the nine months ended September 30, 2016, net cash provided by operating activities was $81.8 million and consisted of net income of $46.6 million and $96.2 million in adjustments for certain operating items, partially offset by $22.9 million of changes in working capital requirements and $38.2 million of income taxes paid during the first nine months of 2016. Adjustments for certain operating items primarily consisted of depreciation and amortization expense of $45.6 million, equity awards compensation expense of $30.0 million and $27.6 million of accrued income taxes, partially offset by $7.5 million of changes in deferred tax assets. The $22.9 million decrease in cash resulting from changes in working capital primarily consisted of a $3.9 million decrease in accounts payable resulting from the standardization of the timing of invoice payments, $4.5 million increase in accounts receivable mainly driven by growth in our activity during the period and a $18.6 million increase in other current assets including prepaid expenses and value-added tax ("VAT") receivables resulting from an increase in our revenue and, to a lesser extent, an increase in office rental advance payments. This was partially offset by a $4.2 million increase in accrued expenses such as payroll and payroll related expenses, resulting from an increase in the number of our employees, and VAT payables, driven primarily by an increase in traffic acquisition costs.
For the nine months ended September 30, 2015, net cash provided by operating activities was $70.4 million and consisted of net income of $23.3 million and $62.7 million in adjustments for certain operating items, partially offset by $2.3 million of changes in working capital and $13.2 million of income taxes paid during the first nine months of 2015. Adjustments for certain operating items primarily consisted of depreciation and amortization expense of $32.4 million, equity awards compensation expense of $16.2 million and $17.0 million of accrued income taxes. The $2.3 million decrease in cash resulting from changes in working capital primarily consisted of a decrease in operating cash flow due to a $27.4 million increase in accounts receivable primarily driven by increased revenue during the period as we continue to expand our operations and an increase in the average days outstanding of our accounts receivable and a $24.7 million increase in other current assets, primarily the result of an increase in our revenue and, to a lesser extent, an increase in office rental advance payments. This was partially offset by an increase of $39.5 million in accounts payable and an increase in other accrued liabilities such as payroll and payroll related expenses of $10.2 million, resulting from an increase in the number of our employees, and VAT payables, driven primarily by an increase in traffic acquisition costs.

Investing Activities
Our investing activities to date have consisted primarily of purchases of property and equipment and acquisitions.
For the nine months ended September 30, 2016, net cash used in investing activities was $59.3 million and consisted of $54.4 million for purchases of property and equipment and $5.1 million related to the Monsieur Drive acquisition, partially offset by a $0.2 million refund of bank deposits or lease deposits related to old premises.
For the nine months ended September 30, 2015, net cash used in investing activities was $82.1 million and consisted of $55.3 million for purchases of property and equipment, $20.5 million related to the DataPop acquisition and $6.3 million in bank deposits or lease deposits related to new premises.
Financing Activities
For the nine months ended September 30, 2016, net cash provided by financing activities was $15.4 million resulting from $17.2 million of share option exercises and $3.8 million of draws on revolving credit facilities, partially offset by $5.6 million for repayment of loans and other financial liabilities.
For the nine months ended September 30, 2015, net cash provided by financing activities was $6.1 million resulting from $10.0 million of share option exercises and $3.2 million of draws on revolving credit facilities, which was partially offset by $6.1 million for repayment of loans and $1.0 million of changes in other financial liabilities.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Market Risk

There have been no material changes to our exposure to market risk during the first nine months of 2016. For a discussion of our exposure to market risk, refer to our market risk disclosures set forth in Part II, Item 7A, "Quantitative and Qualitative Disclosure About Market Risk" in our Annual Report on Form 10-K for the year ended December 31, 2015.
Credit Risk
The maximum exposure to credit risk at the end of each reported period is represented by the carrying amount of financial assets, and summarized in the following table:

	December 31, 2015	September 30, 2016
	(in thousands)
Cash and cash equivalents	$353,537	$407,158
Trade receivables, net of allowances	261,581	268,097
Other current assets	16,030	20,288
Non-current financial assets	17,184	17,453
Total	$648,332	$712,996
As of December 31, 2015 and September 30, 2016, no customer accounted for 10% or more of trade receivables.
We perform ongoing credit evaluations of our customers and do not require collateral. We maintain an allowance for estimated credit losses. During the twelve-month period ended December 31, 2015 and the nine-month period ended September 30, 2016, our net change in allowance for doubtful accounts was $2.3 million and $5.0 million, respectively.
Trade Receivables
Credit risk is defined as an unexpected loss in cash and earnings if the client is unable to pay its obligations in due time. We perform internal ongoing credit risk evaluations of our clients. When a possible risk exposure is identified, we require prepayments.
For each period presented, the aging of trade receivables and allowances for potential losses is as follows:

	December 31, 2015				September 30, 2016
	Gross value	%	Allowance	%	Gross value	%	Allowance	%
	(in thousands)		(in thousands)		(in thousands)		(in thousands)

Not yet due	$193,603	72.2%	$—	—%	$234,774	84.1%	$—	—%
0 - 30 days	53,803	20.1%	—	—%	7,634	2.7%	—	—%
31 - 60 days	8,287	3.1%	—	—%	11,655	4.2%	(115)	1.0%
61 - 90 days	2,574	1.0%	(2)	—%	7,620	2.7%	(796)	7.1%
> 90 days	9,578	3.6%	(6,262)	100.0%	17,661	6.3%	(10,336)	91.9%
Total	$267,845	100.0%	$(6,264)	100.0%	$279,344	100.0%	$(11,247)	100.0%

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

Market Risk
Foreign Currency Risk
A 10% increase or decrease of the Pound Sterling, the euro, the Japanese yen or the Brazilian real against the U.S. dollar would have impacted the Consolidated Statements of Income including non-controlling interests as follows:

	Nine Months Ended
	September 30, 2015		September 30, 2016
	($ in thousands of dollars)
GBP/USD	+10%	-10%	+10%	-10%
Net income impact	$24	$(24)	$(138)	$138

	Nine Months Ended
	September 30, 2015		September 30, 2016
	($ in thousands of dollars)
BRL/USD	+10%	-10%	+10%	-10%
Net income impact	$(985)	$985	$429	$(429)

	Nine Months Ended
	September 30, 2015		September 30, 2016
	($ in thousands of dollars)
JPY/USD	+10%	-10%	+10%	-10%
Net income impact	$334	$(334)	$722	$(722)

	Nine Months Ended
	September 30, 2015		September 30, 2016
	($ in thousands of dollars)
EUR/USD	+10%	-10%	+10%	-10%
Net income impact	$3,989	$(3,989)	$4,397	$(4,397)
Counter Party Risk
As of September 30, 2016, we show a positive net cash position. Since 2012, we have utilized a cash pooling arrangement, reinforcing cash management centralization. Investment and financing decisions are carried out by our internal treasury function. We only deal with counterparties with high credit ratings. In addition, under our Investment and Risk Management Policy, investments performed by Criteo with a single counterparty shall not exceed 25% of the total invested portfolio no matter the rating of such counterparty.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Based on their evaluation as of September 30, 2016, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective to provide reasonable assurance that (i) the information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and (ii) such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

PART II
Item 1.    Legal Proceedings.
On June 13, 2016, we filed a complaint in the Central District of California for damages and injunctive relief against SteelHouse, Inc. (“SteelHouse”), alleging Federal False and/or Misleading Advertising, Fraud, Intentional Interference with Prospective Economic Advantage, Libel, Trade Libel, Unfair Competition under California Business & Professions Code § 17200, and False Advertising under California Business & Professions Code § 17500.  In the complaint, we allege that SteelHouse perpetrated a counterfeit click fraud scheme in its business operations, and engaged in false and misleading advertising related to such conduct.  On July 1, 2016, we filed a motion for preliminary injunction to enjoin such conduct.  On July 25, 2016, SteelHouse filed its Answer and Counterclaims, alleging Federal False and/or Misleading Advertising, False Advertising under California Business & Professions Code § 17500, Unfair Competition under California Business & Professions Code § 17200, Intentional Interference with Contract, and Intentional Interference with Prospective Economic Relations against us.  In its counterclaims, SteelHouse alleges that we manufactured click count numbers and interfered with SteelHouse's actual and prospective business relationships.  The parties continued the motion practice for this proceeding through the third quarter of 2016. On October 31, 2016, the Company reached a settlement with SteelHouse to resolve all outstanding claims and counterclaims between them. This proceeding did not have a material adverse effect on our business, financial condition, results of operations or cash flows.

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

Item 6. Exhibits.
Exhibit Index

Incorporated by Reference
Exhibit	Description	Schedule/ Form	File Number	Exhibit	File Date
3.1#	By-laws (status) (English translation) (corrected version)
31.1#	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2#	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
#    Filed herewith.
*    Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CRITEO S.A.
(Registrant)

	By:	/s/ Benoit Fouilland
Date: November 7, 2016	Name:	Benoit Fouilland
	Title:	Chief Financial Officer
(Principal financial officer and duly authorized signatory)