Form 10-Q
period 2017-03-31
Criteo S.A.
filed 2017-05-10
CIK 1576427

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended March 31, 2017

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 day Yes ☒  No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒    No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☒	Accelerated Filer	☐
Non-accelerated Filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has not elected to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐    No ☒
          As of April 30, 2017, the registrant had 64,754,393 ordinary shares, nominal value €0.025 per share, outstanding.

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
Trademarks
“Criteo,” the Criteo logo and other trademarks or service marks of Criteo appearing in this Form 10-Q are the property of Criteo. Trade names, trademarks and service marks of other companies appearing in this Form 10-Q are the property of their respective holders.

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

You should refer to Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2016 for a discussion of important factors that may cause our actual results to differ materially from those expressed or implied by our forward-looking statements. As a result of these factors, we cannot assure you that the forward-looking statements in this Form 10-Q will prove to be accurate. Furthermore, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified time frame or at all. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.
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

PART I
Item 1. Financial Statements.
CRITEO S.A.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION (UNAUDITED)

	Notes	December 31, 2016	March 31, 2017

		(in thousands)
Assets
Current assets:
Cash and cash equivalents	3	$270,317	$303,813
Trade receivables, net of allowances	4	397,244	340,837
Income taxes		2,741	3,560
Other taxes		52,942	44,834
Other current assets	5	19,340	22,772
Total current assets		742,584	715,816
Property, plant and equipment, net		108,581	115,415
Intangible assets, net	6	102,944	107,962
Goodwill	7	209,418	232,138
Non-current financial assets	3	17,029	19,857
Deferred tax assets		30,630	46,201
Total non-current assets		468,602	521,573
Total assets		$1,211,186	$1,237,389
Liabilities and shareholders' equity
Current liabilities:
Trade payables		$365,788	$295,602
Contingencies	14	654	980
Income taxes		14,454	14,969
Financial liabilities - current portion	9	7,969	84,398
Other taxes		44,831	41,414
Employee - related payables		55,874	53,862
Other current liabilities	8	30,221	35,032
Total current liabilities		519,791	526,257
Deferred tax liabilities		686	28,900
Retirement benefit obligation		3,221	3,276
Financial liabilities - non current portion	9	77,611	2,620
Other non-current liabilities		—	4,697
Total non-current liabilities		81,518	39,493
Total liabilities		601,309	565,750
Commitments and contingencies
Shareholders' equity:
Common shares, €0.025 per value, 63,978,204 and 64,665,637 shares authorized, issued and outstanding at December 31, 2016 and March 31, 2017, respectively.		2,093	2,112
Additional paid-in capital		488,277	514,649
Accumulated other comprehensive (loss)		(88,593)	(79,742)
Retained earnings		198,355	222,239
Equity-attributable to shareholders of Criteo S.A.		600,132	659,258
Non-controlling interests		9,745	12,381
Total equity		609,877	671,639
Total equity and liabilities		$1,211,186	$1,237,389
The accompanying notes form an integral part of these unaudited condensed consolidated financial statements.

CRITEO S.A.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

		Three Months Ended
	Notes	March 31, 2016	March 31, 2017
		(in thousands, except share per data)

Revenue		$401,253	$516,667

Cost of revenue:
Traffic acquisition costs		(238,755)	(306,693)
Other cost of revenue		(18,338)	(27,155)

Gross profit		144,160	182,819

Operating expenses:
Research and development expenses		(27,162)	(39,521)
Sales and operations expenses		(64,473)	(90,730)
General and administrative expenses		(24,737)	(31,516)
Total operating expenses		(116,372)	(161,767)
Income from operations		27,788	21,052
Financial income (expense)	11	(1,317)	(2,333)
Income before taxes		26,471	18,719
Provision for income taxes	12	(7,944)	(4,201)
Net income		$18,527	$14,518

Net income available to shareholders of Criteo S.A.		$17,131	$12,442
Net income available to non-controlling interests		$1,396	$2,076

Net income allocated to shareholders of Criteo S.A. per share:
Basic	13	$0.27	$0.19
Diluted	13	$0.26	$0.18

Weighted average shares outstanding used in computing per share amounts:
Basic	13	62,610,013	64,189,194
Diluted	13	64,841,134	67,283,012
The accompanying notes form an integral part of these unaudited condensed consolidated financial statements.

CRITEO S.A.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended
	March 31, 2016	March 31, 2017
	(in thousands)

Net income	$18,527	$14,518
Foreign currency translation differences, net of taxes	20,689	9,092
Foreign currency translation differences	20,689	9,092
Income tax effect	—	—
Actuarial (losses) gains on employee benefits, net of taxes	(200)	253
Actuarial losses on employee benefits	(238)	297
Income tax effect	38	(44)
Financial instruments, net of taxes	—	—
Fair value change on financial instruments	—	—
Income tax effect	—	—
Comprehensive income (loss)	$39,016	$23,863
Attributable to shareholders of Criteo S.A.	$37,245	$21,293
Attributable to non-controlling interests	$1,771	$2,570
The accompanying notes form an integral part of these unaudited condensed consolidated financial statements.

CRITEO S.A.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended
	March 31, 2016	March 31, 2017
	(in thousands)
Net income	$18,527	$14,518
Non-cash and non-operating items	29,506	41,473
- Amortization and provisions	13,180	22,316
- Equity awards compensation expense (1)	8,370	14,940
- Interests accrued and non-cash financial income and expenses	12	16
- Change in deferred taxes	(1,138)	(6,870)
- Income tax for the period	9,082	11,071
Change in working capital requirement	(17,140)	(70)
- Decrease in trade receivables	4,758	59,569
- Decrease in trade payables	(13,906)	(75,030)
- (Increase)/Decrease in other current assets	(10,368)	8,253
- Increase in other current liabilities	2,376	7,138
Income taxes paid	(11,986)	(11,683)
Cash from operating activities	18,907	44,238
Acquisition of intangibles assets, property, plant and equipment	(13,615)	(23,267)
Change in accounts payable related to intangible assets, property, plant and equipment	1,507	(4,939)
Change in other financial non-current assets	781	(431)
Cash used in investing activities	(11,327)	(28,637)
Issuance of long-term borrowings	764	—
Repayment of borrowings	(1,503)	(2,053)
Proceeds from capital increase	5,476	12,937
Change in other financial liabilities	—	119
Cash from financing activities	4,737	11,003
Change in net cash and cash equivalents	12,317	26,604
Net cash and cash equivalents - beginning of period	353,537	270,317
Effect of exchange rate changes on cash and cash equivalents	20,256	6,892
Net cash and cash equivalents - end of period	$386,110	$303,813
(1) $8.3 million and $14.6 million of equity awards compensation expense consisted of share-based compensation expense according to ASC 718 Compensation - stock compensation for the quarter ended March 31, 2016 and 2017, respectively.

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

Note 1. Summary of Significant Accounting Policies

Basis of Presentation

The unaudited condensed consolidated financial statements included herein have been prepared by Criteo S.A. pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report filed on Form 10-K for the year ended December 31, 2016, filed with the SEC on March 1, 2017. The unaudited condensed consolidated financial statements included herein reflect all adjustments (consisting of normal, recurring adjustments) which are, in the opinion of management, necessary to state fairly the results for the interim periods presented. The results of operations for the interim periods presented are not necessarily indicative of the operating results to be expected for any subsequent interim period or for the fiscal year.

Conformity with U.S. GAAP requires the use of estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses in the condensed consolidated financial statements and accompanying notes. We base our estimates and judgments on historical information and on various other assumptions that we believe are reasonable under the circumstances. Our actual results may differ from these estimates. U.S. GAAP requires us to make estimates and judgments in several areas, including, but not limited to: (1) the recognition of revenue and particularly the determination as to whether revenue should be reported on a gross or a net basis; (2) the evaluation of our trade receivables and the recognition of a valuation allowance for doubtful accounts; (3) the recognition and measurement of goodwill and intangible assets and particularly costs capitalized in relation to our customized internal-use software; (4) the measurement of share-based compensation and (5) the tax provision determination and particularly the estimate of our annual effective tax rate.

There have been no changes to our significant accounting policies described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 that have had a material impact on our unaudited condensed consolidated financial statements and related notes.

Accounting Pronouncements adopted in 2017

From January 1, 2017, we adopted ASU 2016-09, Compensation-Stock Compensation (Topic 718): Improvement to Employee Share-based Payment Accounting issued by the Financial Accounting Standards Board (FASB), which among other items, simplifies certain aspects of the accounting for share-based payment transactions to employees. The new standard particularly requires excess tax benefits and tax deficiencies to be recorded in the statements of income as a component of the provision for income taxes when stock awards vest or are settled. The effective date is January 1, 2017. Upon adoption, a cumulative effect of $10.0 million of this change has been recognized through retained earnings. The adoption of the standard also resulted in a current year tax expense of $0.8 million which previously would have been recognized in the current period in additional paid-in capital.

Accounting Pronouncements not yet adopted
In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805) ("ASU 2017-01") the purpose of which is to change the definition of a business to assist entities in evaluating when a set of transferred assets and activities is a business. This update will be effective for annual periods beginning after December 15, 2017, including interim periods within those periods. The adoption of ASU 2017-01 is not expected to have a material impact on our financial position or results of operations.

In January 2017, the FASB issued ASU 2017-04 Goodwill and Other (Topic 350). ASU 2017-04 simplifies the subsequent measurement of goodwill and reduces the cost and complexity of evaluating goodwill for impairment. It eliminates the need for entities to calculate the implied fair value of goodwill by assigning the fair value of a reporting unit to all of its assets and liabilities as if that reporting unit had been acquired in a business combination. Under this amendment, an entity will perform its goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An impairment charge is recognized for the amount by which the carrying value exceeds the reporting unit's fair value. This update will be effective for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. The adoption of ASU 2017-04 is not expected to have a material impact on our financial position or results of operations.

In March 2017, FASB issued ASU 2017-07 Compensation-Retirements Benefits (Topic 715). ASU 2017-07 requires that an employer disaggregate the service cost component from the other components of net benefit cost. The amendments also provide explicit guidance on how to present the service cost component and the other components of net benefit cost in the income statement and allow only the service cost component of net benefit cost to be eligible for capitalization. The amendments in ASU 2017-07 improve the consistency, transparency, and usefulness of financial information to users that have communicated that the service cost component generally is analyzed differently from the other components of net benefit cost. This update will be effective for annual periods beginning after December 15, 2017, including interim periods within those annual periods. The amendments in ASU 2017-07 should be applied retrospectively for the presentation of the service cost component and the other components of net periodic pension cost and net periodic post-retirement benefit cost in the income statement and prospectively, on and after the effective date, for the capitalization of the service cost component of net periodic pension cost and net periodic post-retirement benefit in assets. We intend to adopt the standard on the effective date of January 1, 2018. The adoption of ASU 2017-07 is not expected to have a material impact on our financial position or results of operations.

Note 2. Significant Events and Transactions of the Period
Amendment on Group Revolving Credit Facility agreement
In September 2015, Criteo S.A. entered into a Multicurrency Revolving Facility Agreement for general purposes of the Group including the funding of business combinations. On March 29, 2017, this agreement was amended by, among other things, increasing the amount of facility from €250.0 million to €350.0 million and extending the term of the contract from 2020 to 2022.

Note 3. Financial Instruments
Credit Risk
The maximum exposure to credit risk at the end of each reported period is represented by the carrying amount of financial assets, and summarized in the following table:

	December 31, 2016	March 31, 2017

Cash and cash equivalents	$270,317	$303,813
Trade receivables, net of allowance	397,244	340,837
Other taxes	52,942	44,834
Other current assets	19,340	22,772
Non-current financial assets	$17,029	$19,857
Total	$756,872	$732,113
As of December 31, 2016 and March 31, 2017, no customer accounted for 10% or more of trade receivables.
We perform ongoing credit evaluations of our customers and do not require collateral. We maintain an allowance for estimated credit losses. During the twelve-month period ended December 31, 2016 and the three-month period ended March 31, 2017, our net change in allowance for doubtful accounts was $5.4 million and $1.5 million, respectively.
For our financial assets, the fair value approximates the carrying amount, given the nature of the financial assets and the maturity of the expected cash flows.
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
For each period presented, the aging of trade receivables and allowances for potential losses is as follows:

	December 31, 2016				March 31, 2017
	Gross value	%	Allowance	%	Gross value	%	Allowance	%
	(in thousands)		(in thousands)		(in thousands)		(in thousands)

Not yet due	$265,600	65.0%	$—	—%	$232,460	65.5%	$(735)	5.6%
0 - 30 days	92,163	22.5%	(49)	0.4%	70,289	19.9%	(360)	2.7%
31 - 60 days	19,747	4.8%	(182)	1.6%	16,196	4.6%	(628)	4.7%
61 - 90 days	6,055	1.5%	(191)	1.6%	8,022	2.3%	(380)	2.9%
> 90 days	25,277	6.2%	(11,176)	96.4%	27,099	7.7%	(11,126)	84.2%
Total	$408,842	100.0%	$(11,598)	100.0%	$354,066	100.0%	$(13,229)	100.1%
Financial Liabilities

	December 31, 2016
	Carrying Value	Fair value

	(in thousands)
Trade payables	$365,788	$365,788
Other taxes	44,831	44,831
Employee-related payables	55,874	55,874
Other current liabilities	30,221	30,221
Financial liabilities	85,580	85,580
of which derivative financial instruments	1,968	1,968
Total	$582,294	$582,294

	March 31, 2017
	Carrying Value	Fair value

	(in thousands)
Trade payables	$295,602	$295,602
Other taxes	41,414	41,414
Employee-related payables	53,862	53,862
Other current liabilities	35,032	35,032
Financial liabilities	87,018	87,018
of which derivative financial instruments	4,186	$4,186
Total	$512,928	$512,928

Cash and Cash equivalents

	Fair Value Measurement Using
	December 31, 2016	Level 1	Level 2	Level 3
	(in thousands)
Money market funds	$31,688	$31,688	$—	$—
Interest-bearing bank deposits	88,091	—	88,091	—
Cash and cash equivalents	150,538	150,538	—	—
Total Cash and cash equivalents	$270,317	$182,226	$88,091	$—

	Fair Value Measurement Using
	March 31, 2017	Level 1	Level 2	Level 3
	(in thousands)
Money market funds	$—	$—	$—	$—
Interest-bearing bank deposits	87,377	—	87,377	—
Cash and cash equivalents	216,436	216,436	—	—
Total Cash and cash equivalents	$303,813	$216,436	$87,377	$—

The short-term investments included investments in money market funds and interest–bearing bank deposits which met ASC 230—Statement of Cash flows criteria: short-term, highly liquid investments, for which the risks of changes in value are considered to be insignificant.

Note 4. Trade Receivables
The following table shows the breakdown in trade receivables net book value for the presented periods:

	December 31, 2016	March 31, 2017

	(in thousands)
Trade accounts receivables	$408,842	$354,066
(Less) Allowance for doubtful accounts	(11,598)	(13,229)
Net book value at end of period	$397,244	$340,837
Changes in allowance for doubtful accounts are summarized below:

	2016	2017

	(in thousands)
Balance at January 1	$(6,264)	$(11,598)
Allowance for doubtful accounts	(906)	(3,686)
Reversal of provision	366	2,142
Currency translation adjustment	(147)	(87)
Balance at March 31	$(6,951)	$(13,229)
The change in allowance for doubtful accounts for the first quarter of 2017 related mainly to increased business with categories of clients associated with a higher credit risk.

Note 5. Other Current Assets
The following table shows the breakdown in other current assets net book value for the presented periods:

	December 31, 2016	March 31, 2017

	(in thousands)
Prepayments to suppliers	$2,439	$4,114
Other debtors	3,263	2,816
Prepaid expenses	13,638	15,842
Gross book value at end of period	19,340	22,772
Net book value at end of period	$19,340	$22,772
Prepaid expenses mainly consist of office rentals.

Note 6. Intangible assets
The main changes in intangible assets since December 31, 2016 relate to purchase accounting adjustments to technology and customer relationships regarding HookLogic, which were identified as intangible assets further to the preliminary purchase price allocation. A change in this preliminary valuation may also impact the income tax related accounts. The amounts shown below may change in the near term as management continues to assess the fair value of acquired assets and liabilities within the twelve-month purchase price allocation period.

	December 31, 2016		March 31, 2017

	Weighted-Average Useful Lives (Years)	Amounts recognized as of Acquisition Date (in millions)	Weighted-Average Useful Lives (Years)	Amounts recognized as of Acquisition Date (in millions)
Technology	3-5 years	24.4	3 years	15.3
Customer relationships	5-9 years	$60.0	9 years	$77.7
Total identifiable intangible assets acquired		$84.4		$93.0

In addition, no triggering events have occurred which would indicate impairment in the balance of intangible assets.
The estimated amortization expense related to intangible assets for the next five years and thereafter is as follows:

	Software	Technology and customer relationships	Total
From April 1, to December 31, 2017	$4,436	$12,207	$16,643
2018	5,246	16,122	21,368
2019	3,091	14,148	17,239
2020	1,278	8,628	9,906
2021	389	8,628	9,017
Thereafter	—	33,789	33,789
Total	$14,440	$93,522	$107,962

Note 7. Goodwill

Goodwill
(in thousands)
Balance at January 1, 2017	209,418
Additions to goodwill	22,327
Currency translation adjustment	393
Balance at March 31, 2017	$232,138
The main changes in goodwill since December 31, 2016 relate to purchase accounting adjustments to intangible assets regarding HookLogic, further to the preliminary purchase price allocation (note 6).
In addition, no triggering events have occurred which would indicate impairment in the balance of goodwill.
Note 8. Other Current Liabilities
Other current liabilities are presented in the following table:

	December 31, 2016	March 31, 2017

	(in thousands)
Clients' prepayments	$9,176	$12,816
Accounts payable relating to capital expenditures	15,484	10,657
Other creditors	$2,440	$10,232
Deferred revenue	$3,121	$1,327
Total	$30,221	$35,032

Note 9. Financial Liabilities
The changes in current and non-current financial liabilities during the period ended March 31, 2016 are illustrated in the following schedules:

	As of January 1, 2017	New borrowings	Repayments	Change in scope	Other (1)	Currency translation adjustment	As of March 31, 2017

	(in thousands)
Borrowings	$5,524	$—	$(2,053)	$—	$76,546	$52	$80,069
Other financial liabilities	477	—	(241)	—	(96)	3	143
Derivative instruments	1,968	—	—	—	2,181	37	4,186
Current portion	7,969	—	(2,294)	—	78,631	92	84,398
Borrowings	77,397	—	—	—	(76,546)	1,096	1,947
Other financial liabilities	214	360	—	—	99	—	673
Non current portion	77,611	360	—	—	(76,447)	1,096	2,620
Borrowings	82,921	—	(2,053)	—	—	1,148	82,016
Other financial liabilities	691	360	(241)	—	3	3	816
Derivative instruments	1,968	—	—	—	2,181	37	4,186
Total	$85,580	$360	$(2,294)	$—	$2,184	$1,188	$87,018
 (1) Includes reclassification from non-current to current portion based on maturity of the financial liabilities.
Borrowings are financial liabilities at amortized cost and are measured using level 2 fair value measurements.
We are party to several loan agreements and revolving credit facilities, or RCF, with third-party financial institutions. The only changes from what was disclosed in Note 14 to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2016 are the amendment to the revolving credit facility entered into in September 2015, which, among other things, increased the facility amount from €250.0 million to €350.0 million and the amendment of the HSBC Chinese RCF which increased the facility amount from RMB 40.0 million to RMB 50.0 million

Note 10. Share-Based Compensation
The board of directors has been authorized by the general meeting of the shareholders to grant employee warrants (Bons de Souscription de Parts de Créateur d’Entreprise or "BSPCEs"), share options (Options de Souscription d'Actions or "OSAs"), free shares/restricted share units ("RSUs") and non-employee warrants (Bons de Souscription d'Actions or "BSAs").
During the first quarter of 2017, there was one grant of RSUs under the Employee Share Option Plan 9 and one grant of BSAs under the Plan F, as defined in Note 19 to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2016. On March 1, 2017, 231,460 RSUs were granted to Criteo employees subject to continued employment and 10,825 BSAs were granted to a board member subject to continued engagement on the board of directors.
There have been no changes in the vesting and method of valuation of the BSPCEs, OSAs, RSUs, or BSAs from what was disclosed in Note 19 to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC on March 1, 2017.
Change in Number of BSPCE/OSA/RSU/BSA

	OSA/BSPCE	RSU	BSA	Total
Balance at January 1, 2017	4,960,092	3,243,279	188,125	8,391,496
Granted	—	231,460	10,825	242,285
Exercised	(671,993)	—	(15,440)	(687,433)
Forfeited	(44,597)	(76,377)	—	(120,974)
Expired	—	—	—	—
Balance at March 31, 2017	4,243,502	3,398,362	183,510	7,825,374
Breakdown of the Closing Balance

	OSA/BSPCE	RSU	BSA
Number outstanding	4,243,502	3,398,362	183,510
Weighted-average exercise price	€24.67	NA	€19.68
Number exercisable	2,326,206	10,460	112,435
Weighted-average exercise price	€18.69	NA	€11.76
Weighted-average remaining contractual life of options outstanding, in years	7.20	NA	7.13
Reconciliation with the Consolidated Statements of Income

	Three Months Ended
	March 31, 2016				March 31, 2017

	(in thousands)
	R&D	S&O	G&A	Total	R&D	S&O	G&A	Total
RSUs	$(1,256)	$(1,668)	$(1,101)	$(4,025)	$(3,472)	$(6,260)	$(2,728)	$(12,460)
Share options / BSPCE	(1,146)	(1,722)	(1,388)	(4,256)	(444)	(450)	(1,229)	(2,123)
Total share-based compensation	(2,402)	(3,390)	(2,489)	(8,281)	(3,916)	(6,710)	(3,957)	(14,583)
BSAs	—	—	(89)	(89)	—	—	(357)	(357)
Total equity awards compensation expense	$(2,402)	$(3,390)	$(2,578)	$(8,370)	$(3,916)	$(6,710)	$(4,314)	$(14,940)

Note 11. Financial Income and Expenses
The condensed consolidated statements of income line item “Financial income (expense)” can be broken down as follows:

	Three Months Ended
	March 31, 2016	March 31, 2017

	(in thousands)
Financial income from cash equivalents	$388	$248
Interest and fees	(476)	(757)
Interest on debt	(270)	(568)
Fees	(206)	(189)
Foreign exchange gain (loss)	$(1,216)	$(1,808)
Other financial expense	(13)	(16)
Total financial income (expense)	$(1,317)	$(2,333)

The $2.3 million financial (expense) is driven by the interest accrued as a result of drawing on the revolving credit facility entered into in September 2015 and the hedging cost related to an intra-group position between Criteo S.A. and its U.S. subsidiary, both in the context of the funding of HookLogic acquisition in November 2016. The $1.3 million financial expense for the three months ended March 31, 2016 was mainly a result of the weakening of the Brazilian Real which resulted in losses on intra-group positions denominated in this currency. At the end of March 2017, the main positions bearing a foreign currency risk are centralized at the Parent company level and hedged using foreign currency swaps and forward purchases or sales of foreign currencies.

Note 12. Income Taxes
Breakdown of Income Taxes
The condensed consolidated statements of income line item “Provision for income taxes” can be broken down as follows:

	Three Months Ended
	March 31, 2016	March 31, 2017

	(in thousands)
Current income tax	$(9,082)	$(11,071)
France	(3,121)	(4,572)
International	(5,961)	(6,499)
Net change in deferred taxes	1,138	6,870
France	1,216	601
International	(78)	6,269
Provision for income taxes	$(7,944)	$(4,201)
Our tax provision for interim periods is determined using an estimate of our annual effective tax rate (“AETR”), adjusted for discrete items arising in that quarter. To calculate our estimated AETR, we estimate our income before taxes and the related tax expense or benefit for the full fiscal year (total of expected current and deferred tax provisions), excluding the effect of significant unusual or infrequently occurring items or comprehensive income items not recognized in the statement of income. Each quarter, we update our estimate of the annual effective tax rate, and if our estimated annual tax rate changes, we make a cumulative adjustment in that quarter. Our quarterly tax provision, and our quarterly estimate of our annual effective tax rate, are subject to significant volatility due to several factors including our ability to accurately predict our income (loss) before provision for income taxes in multiple jurisdictions and the changes in foreign exchange rates. Our effective tax rate in the future will depend on the portion of our profits earned within and outside of France.
For the three months ended March 31, 2016 and 2017, we utilized an annual estimated tax rate of 30% and 29% respectively to calculate the provision for income taxes. The effective tax rate was 30% and 22% for the first quarter 2016 and 2017, respectively. The effective tax rate for three months ended March 31, 2017 decreased compared to the same period in 2016, primarily due to the tax impact of discrete items such as share-based compensation in the United States.

Current tax assets and liabilities
The total amount of current tax assets consists mainly of prepayments of income taxes by Criteo do Brasil LTDA and Criteo B.V. The current tax liabilities refers mainly to the net corporate tax payables of Criteo S.A., Criteo Srl, and Criteo KK.

Note 13. Earnings Per Share
Basic Earnings Per Share
We calculate basic earnings per share by dividing the net income for the period attributable to shareholders of the Parent by the weighted average number of shares outstanding.

	Three Months Ended
	March 31, 2016	March 31, 2017

	(in thousands, except share and per share data)

Net income attributable to shareholders of Criteo S.A.	$17,131	$12,442
Weighted average number of shares outstanding	62,610,013	64,189,194
Basic earnings per share	$0.27	$0.19
Diluted Earnings Per Share
We calculate diluted earnings per share by dividing the net income attributable to shareholders of the Parent by the weighted average number of shares outstanding plus any potentially dilutive shares not yet issued from share-based compensation plans (see Note 10). There were no other potentially dilutive instruments outstanding as of March 31, 2016 and 2017. Consequently all potential dilutive effects from shares are considered.
For each period presented, a contract to issue a certain number of shares (i.e. share option, non-employee warrant ("BSA"), restricted share unit ("RSU") or non-employee warrant ("BSPCE") is assessed as potentially dilutive if it is “in the money” (i.e., the exercise or settlement price is lower than the average market price).

	Three Months Ended
	March 31, 2016	March 31, 2017

	(in thousands, except share and per share data)

Net income attributable to shareholders of Criteo S.A.	$17,131	$12,442
Weighted average number of shares outstanding of Criteo S.A.	62,610,013	64,189,194
Dilutive effect of :
Restricted share awards	—	1,277,928
Share options and BSPCE	2,144,884	1,722,009
Share warrants	86,237	93,881
Weighted average number of shares outstanding used to determine diluted earnings per share	64,841,134	67,283,012
Diluted earnings per share	$0.26	$0.18

The weighted average number of securities that were anti-dilutive for diluted EPS for the periods presented but which could potentially dilute EPS in the future are as follows:

	Three Months Ended
	March 31, 2016	March 31, 2017

Restricted share awards	1,038,691	229,730
Share options and BSPCE	—	442,910
Share warrants	—	—
Weighted average number of anti-dilutive securities excluded from diluted earnings per share	1,038,691	672,640

Note 14. Commitments and contingencies
Commitments
Leases
We are party to various operating lease agreements mainly related to our offices as well as hosting services. Certain of these arrangements have free rent periods or escalating rent payment provisions, and we recognize rent expense under such arrangements on a straight-line basis.
Operating lease expenses relating to our offices totaled $7.4 million and $8.8 million for the three-month period ended March 31, 2016 and 2017, respectively.
Operating lease expenses relating to hosting costs totaled $9.3 million and $13.9 million for the three-month period ended March 31, 2016 and 2017, respectively.

Revolving Credit Facilities, Credit Line Facilities and Bank Overdrafts
As mentioned in Note 9, we are party to two RCFs including one with HSBC for which we can draw up to RMB 50.0 million ($7.3 million) and one with a syndicate of banks which allow us to draw up to €350.0 million ($374.2 million), further to the amendment signed in March 2017 increasing the facility amount from €250.0 million to €350.0 million and extending the term of the contract from 2020 to 2022. As of March 31, 2017, RMB 25.0 million ($3.6 million), and $75.0 million, respectively, had been drawn on the RCFs.
All of these credit facilities are unsecured and contain customary events of default but do not contain any affirmative, financial or negative covenants, with the exception of the €350.0 million ($374.2 million) RCF which contains covenants, including compliance with a total net debt to adjusted EBITDA ratio and restrictions on incurring additional indebtedness. At March 31, 2017, we were in compliance with the required leverage ratio.

Contingencies
Changes in provisions during the presented periods are summarized below:

	Provision for employee-related litigation	Other provisions	Total
	(in thousands)
Balance at January 1, 2017	$485	$169	$654
Charges	12	516	528
Provision used	(197)	—	(197)
Provision released not used	(16)	—	(16)
Currency translation adjustments	6	5	11
Balance at March 31, 2017	$290	$690	$980
- of which current	290	690	980
The amount of the provisions represent management’s best estimate of the future outflow. As of March 31, 2017, provisions are mainly in relation to employee-related litigations and business and operating risks.

Note 15. Breakdown of Revenue and Non-Current Assets by Geographical Areas
The Company operates in the following three geographical markets:

•	Americas (North and South America);

•	EMEA (Europe, Middle-East and Africa); and

•	Asia-Pacific.
The following tables disclose our consolidated revenue for each geographical area for each of the reported periods. Revenue by geographical area is based on the location of advertisers’ campaigns.

	Americas	EMEA	Asia-Pacific	Total
For the three months ended:	(in thousands)

March 31, 2016	$147,174	$159,405	$94,674	$401,253
March 31, 2017	$208,013	$189,092	$119,562	$516,667
Revenue generated in France amounted to $32.5 million and $37.5 million for the three months ended March 31, 2016 and 2017, respectively.
Revenue generated in other significant countries where we operate is presented in the following table:

	Three Months Ended
	March 31, 2016	March 31, 2017

Americas
United States	$126,913	$179,663
EMEA
Germany	$33,696	$42,614
United Kingdom	$28,509	$28,197
Asia-Pacific
Japan	$65,973	$85,310
Other Information
For each reported period, non-current assets (corresponding to the net book value of tangible and intangible assets) are presented in the table below. The geographical information results from the locations of legal entities.

			Of which			Of which
	Holding	Americas	United States	EMEA	Asia-Pacific	Japan	Total
(in thousands)

December 31, 2016	$55,052	$123,308	$42,474	$7,132	$26,033	$8,965	$211,525
March 31, 2017	$58,670	$134,705	$133,969	$7,150	$22,852	$7,897	$223,377

Note 16. Related Parties
There were no significant related-party transactions during the period nor any change in the nature of the transactions as described in Note 24 to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

Note 17. Subsequent Events

The Company evaluated all other subsequent events that occurred after March 31, 2017 through the date of issuance of the unaudited condensed consolidated financial statements. On April 29, 2017, the Company repaid the outstanding balance of the financial liability related to the RCF contracted in September 2015 ($75 million).There are no other significant events that require adjustments or disclosure.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2016, filed with the Securities and Exchange Commission, or "SEC," on March 1, 2017.

Critical Accounting Policies and Estimates

There have been no material changes to our critical accounting policies and estimates from the information provided in Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations," included in our Annual Report filed on Form 10-K for the year ended December 31, 2016.

Recently Issued Pronouncements

See "Recently Issued Accounting Standards" under Note 1, "Summary of Significant Accounting Policies," of the Notes to Unaudited Condensed Consolidated Financial Statements for a discussion of certain accounting standards that have been issued during 2017.

Use of Non-GAAP Financial Measures

This Form 10-Q includes the following financial measures defined as non-GAAP financial measures by the SEC: Revenue ex-TAC, Adjusted EBITDA, Adjusted Net Income and non-GAAP operating expenses. These measures are not calculated in accordance with U.S. GAAP.

Revenue ex-TAC is our revenue excluding Traffic Acquisition Costs ("TAC") generated over the applicable measurement period and Revenue ex-TAC by Region reflects our Revenue ex-TAC by our core geographies. Revenue ex-TAC, Revenue ex-TAC by Region and Revenue ex-TAC margin are key measures used by our management and board of directors to evaluate our operating performance, generate future operating plans and make strategic decisions regarding the allocation of capital. In particular, we believe that the elimination of TAC from revenue can provide a useful measure for period-to-period comparisons of our core business and across our core geographies. Accordingly we believe that Revenue ex-TAC, Revenue ex-TAC by Region and Revenue ex-TAC margin provide useful information to investors and the market generally in understanding and evaluating our operating results in the same manner as our management and board of directors.

Adjusted EBITDA is our consolidated earnings before financial income (expense), income taxes, depreciation and amortization, adjusted to eliminate the impact of equity awards compensation expense, pension service costs, acquisition-related costs and deferred price consideration. Adjusted EBITDA is a key measure used by our management and board of directors to understand and evaluate our core operating performance and trends, to prepare and approve our annual budget and to develop short‑ and long-term operational plans. In particular, we believe that by eliminating equity awards compensation expense, pension service costs, acquisition-related costs and deferred price consideration, Adjusted EBITDA can provide useful measures for period-to-period comparisons of our business. Accordingly, we believe that Adjusted EBITDA provides useful information to investors and the market generally in understanding and evaluating our results of operations in the same manner as our management and board of directors.

Adjusted Net Income is our net income adjusted to eliminate the impact of equity awards compensation expense, amortization of acquisition-related intangible assets, acquisition-related costs and deferred price consideration, and the tax impact of these adjustments. Adjusted Net Income and Adjusted Net Income per diluted share are key measures used by our management and board of directors to evaluate operating performance, generate future operating plans and make strategic decisions regarding the allocation of capital. In particular, we believe that by eliminating equity awards compensation expense, amortization of acquisition-related intangible assets, acquisition-related costs and deferred price consideration and the tax impact of these adjustments, Adjusted Net Income and Adjusted Net Income per diluted share can provide useful measures for period-to-period comparisons of our business. Accordingly, we believe that Adjusted Net Income and Adjusted Net Income per diluted share provide useful information to investors and the market generally in understanding and evaluating our results of operations in the same manner as our management and board of directors.

Please refer to the supplemental financial tables provided for a reconciliation of Revenue ex-TAC to revenue, Adjusted EBITDA to net income, and Adjusted Net Income to net income in each case, the most comparable U.S. GAAP measurement. Our use of non-GAAP financial measures has limitations as an analytical tool, and you should not consider them in isolation or as a substitute for analysis of our financial results as reported under U.S. GAAP. Some of these limitations are: (1) other companies, including companies in our industry which have similar business arrangements, may address the impact of TAC differently; and (2) other companies may report Revenue ex-TAC, Adjusted EBITDA, Adjusted Net Income, or similarly titled measures but calculate them differently or over different regions, which reduces their usefulness as comparative measures. Because of these and other limitations, you should consider these measures alongside our U.S. GAAP financial results, including revenue and net income.

Condensed Consolidated Statements of Income Data:

	Three Months Ended
	March 31, 2016	March 31, 2017

	(in thousands, except share and per share data) (unaudited)
Revenue	$401,253	$516,667

Cost of revenue (2):
Traffic acquisition costs	(238,755)	(306,693)
Other cost of revenue	(18,338)	(27,155)
Gross profit	144,160	182,819

Operating expenses
Research and development expenses (2)	(27,162)	(39,521)
Sales and operations expenses (2)	(64,473)	(90,730)
General and administrative expenses (2)	(24,737)	(31,516)
Total operating expenses	(116,372)	(161,767)
Income from operations	27,788	21,052
Financial income (expense)	(1,317)	(2,333)
Income before taxes	26,471	18,719
Provision for income taxes	(7,944)	(4,201)
Net income	$18,527	$14,518
Net income available to shareholders of Criteo S.A. (1)	$17,131	$12,442
Net income available to shareholders of Criteo S.A. per share:
Basic	$0.27	$0.19
Diluted	$0.26	$0.18

Weighted average shares outstanding used in computing per share amounts:
Basic	62,610,013	64,189,194
Diluted	64,841,134	67,283,012
(1) For the three months ended March 31, 2016 and March 31, 2017, this excludes $1.4 million and $2.1 million, respectively, of net income attributable to non-controlling interests held by Yahoo! Japan in our Japanese subsidiary Criteo KK.
(2) Cost of revenue and operating expenses include equity awards compensation expense, pension service costs, depreciation and amortization expense, acquisition-related costs and deferred price consideration as follows:

Detailed Information on Selected Items:

	Three Months Ended
	March 31, 2016	March 31, 2017
	(in thousands) (unaudited)
Equity awards compensation expense
Research and development expenses	$2,402	$3,916
Sales and operations expenses	3,390	6,710
General and administrative expenses	2,578	4,314
Total equity awards compensation expense	$8,370	$14,940

Pension service costs
Research and development expenses	52	146
Sales and operations expenses	34	59
General and administrative expenses	43	85
Total pension service costs (a)	$129	$290

Depreciation and amortization expense
Cost of revenue	8,220	11,091
Research and development expenses (b)	2,007	2,944
Sales and operations expenses (c)	1,771	4,961
General and administrative expenses	518	1,171
Total depreciation and amortization expense	$12,516	$20,167

Acquisition-related costs
General and administrative expenses	—	6
Total acquisition-related costs	$—	$6

Acquisition-related deferred price consideration
Research and development expenses	40	—
Total acquisition-related deferred price consideration	$40	$—
(a) Effective January 1, 2012, actuarial gains and losses are recognized in other comprehensive income.
(b) Includes acquisition-related amortization of intangible assets of $1.4 million and $2.2 million for the three months ended March 31, 2016 and March 31, 2017, respectively.
(c) Includes acquisition-related amortization of intangible assets of $2.5 million for the three months ended March 31, 2017.

Consolidated Statements of Financial Position Data:

	December 31, 2016	March 31, 2017

	(in thousands) (unaudited)
Cash and cash equivalents	$270,317	$303,813
Total assets	1,211,186	1,237,389
Trade receivables, net of allowances for doubtful accounts	397,244	340,837
Total financial liabilities	85,580	87,018
Total liabilities	601,309	565,750
Total equity	$609,877	$671,639
Other Financial and Operating Data:

	Three Months Ended
	March 31, 2016	March 31, 2017

	(in thousands) (unaudited)
Number of clients	10,962	15,423
Revenue ex-TAC (3)	$162,498	$209,974
Adjusted Net Income (4)	$28,086	$30,821
Adjusted EBITDA (5)	$48,843	$56,454
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

	Three Months Ended
	March 31, 2016	March 31, 2017

	(in thousands) (unaudited)
Revenue	$401,253	$516,667
Adjustment:
Traffic acquisition costs	(238,755)	(306,693)
Revenue ex-TAC	$162,498	$209,974
(

4) We define Adjusted Net Income as our net income adjusted to eliminate the impact of equity awards compensation expense, amortization of acquisition-related intangible assets, acquisition-related costs and deferred price consideration, and the tax impact of the foregoing adjustments. Adjusted Net Income is not a measure calculated in accordance with U.S. GAAP. We have included Adjusted Net Income in this Form 10-Q because it is a key measure used by our management and board of directors to evaluate operating performance, generate future operating plans and make strategic decisions regarding the allocation of capital. In particular, we believe that the elimination of equity awards compensation expense, amortization of acquisition-related intangible assets, acquisition-related costs and deferred price consideration, and the tax impact of the foregoing adjustments in calculating Adjusted Net Income can provide a useful measure for period-to-period comparisons of our core business. Accordingly, we believe that Adjusted Net Income provides useful information to investors and others in understanding and evaluating our results of operations in the same manner as our management and board of directors. Our use of Adjusted Net Income has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our financial results as reported under U.S. GAAP. Some of these limitations are: (a) Adjusted Net Income does not reflect the potentially dilutive impact of equity-based compensation or the impact of certain acquisition related costs; and (b) other companies, including companies in our industry, may calculate Adjusted Net Income or similarly titled measures differently, which reduces their usefulness as a comparative measure. Because of these and other limitations, you should consider Adjusted Net Income alongside our other U.S. GAAP financial results, including net income. The following table presents a reconciliation of Adjusted Net Income to net income, the most directly comparable U.S. GAAP measure, for each of the periods indicated:

	Three Months Ended
	March 31, 2016	March 31, 2017

	(in thousands) (unaudited)
Net income	$18,527	$14,518
Adjustments:
Equity awards compensation expense	8,370	14,940
Amortization of acquisition-related intangible assets	1,377	4,674
Acquisition-related costs	—	6
Acquisition-related deferred price consideration	40	—
Tax impact of the above adjustments	(228)	(3,317)
Adjusted Net Income	$28,086	$30,821

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

	Three Months Ended
	March 31, 2016	March 31, 2017

	(in thousands)
Net income	$18,527	$14,518
Adjustments:
Financial expense (income)	1,317	2,333
Provision for income taxes	7,944	4,201
Equity awards compensation expense	8,370	14,940
Pension service costs	129	290
Depreciation and amortization expense	12,516	20,167
Acquisition-related costs	—	6
Acquisition-related deferred price consideration	40	—
Total net adjustments	30,316	41,936
Adjusted EBITDA	$48,843	$56,454

Results of Operations for the Periods Ended March 31, 2016 and 2017 (Unaudited)
The tables as of March 31, 2017 presented below include the contribution of HookLogic Inc. (acquisition of the company completed on November 9, 2016).
Revenue

	Three Months Ended
	March 31, 2016	March 31, 2017	2016 vs 2017

	(in thousands)
Revenue as reported	$401,253	$516,667	29%
Conversion impact U.S dollar/other currencies		3,732
Revenue at constant currency (1)	401,253	520,399	30%
Americas
Revenue as reported	147,174	208,013	41%
Conversion impact U.S dollar/other currencies		(3,494)
Revenue at constant currency (1)	147,174	204,519	39%
EMEA
Revenue as reported	159,405	189,092	19%
Conversion impact U.S dollar/other currencies		9,063
Revenue at constant currency (1)	159,405	198,155	24%
Asia-Pacific
Revenue as reported	94,674	119,562	26%
Conversion impact U.S dollar/other currencies		(1,837)
Revenue at constant currency(1)	$94,674	$117,725	24%
(1) Growth at constant currency excludes the impact of foreign currency fluctuations and is computed by applying the 2016 average exchange rates for the relevant period to 2017 figures. We have included revenue at constant currency in this Form 10-Q because it is a key measure used by our management and board of directors to evaluate operating performance. Management reviews and analyzes business results excluding the effect of foreign currency translation because they believe this better represents our underlying business trends.
Revenue for the three months ended March 31, 2017 increased to $516.7 million, growing 29% (or 30% on a constant currency basis), compared to the three months ended March 31, 2016. Revenue from new clients contributed 66.2% to the year-over-year revenue growth, partly driven by the addition of Criteo Sponsored Products in the period, while revenue from existing clients contributed 33.8% to the year-over-year revenue growth. This increase in revenue was primarily driven by continued innovation across devices, our broader and improved access to publisher inventory, the addition of over 950 net new clients across regions and the progress we made with our new products Criteo Sponsored Products and Criteo Predictive Search. Technology improvements and broader inventory reach helped generate more revenue from existing clients at constant currency. Our ability to convert and maintain a large portion of our clients to uncapped budgets was a key driver of the increase in revenue per existing client across large and midmarket clients.
The year-over-year increase was the result of our growth across all regions. Revenue in the Americas region increased 41% (or 39% on a constant currency basis) to $208.0 million for the three months ended March 31, 2017 compared to the three months ended March 31, 2016, and the region remained the largest contributor to our global growth. We launched campaigns with new large accounts and our business with existing large clients continued to grow, driven by the continued roll-out of technology innovation. Midmarket growth remained solid across the region. Revenue in EMEA increased 19% (or 24% on a constant currency basis) to $189.1 million for the three months ended March 31, 2017 compared to the three months ended March 31, 2016. Established markets continued to post solid double-digit growth, with strong performance across large and midmarket accounts. Client additions remain a significant driver, in particular among midmarket clients. In addition, large retail and travel clients increased their business with us. Revenue in the Asia-Pacific region increased 26% (or 24% on a constant currency basis) to $119.6 million for the three months ended March 31, 2017 compared to the three months ended March 31, 2016. Japan and Korea performed very well across the large and midmarket client categories.

    We delivered solid performance across South-East Asian markets, especially in Vietnam and Taiwan. And our business with in-app advertisers was particularly strong across the Asia-Pacific markets.
Additionally, our $516.7 million of revenue for the three months ended March 31, 2017 was negatively impacted by $3.7 million as a result of changes in foreign currency against the U.S. dollar compared to the three months ended March 31, 2016.
The year-over-year growth in revenue on a constant currency basis is primarily attributable to an increased volume of clicks delivered on the advertising banners displayed by us (i.e. higher volumes of impressions).
Cost of Revenue

	Three Months Ended		% change
	March 31, 2016	March 31, 2017	2016 vs 2017

	(in thousands, except percentages)
Traffic acquisition costs	$(238,755)	$(306,693)	28%
Other cost of revenue	$(18,338)	$(27,155)	48%
% of revenue	(64)%	(65)%
Gross profit %	36%	35%
Cost of revenue for the three months ended March 31, 2017 increased $76.8 million, or 30%, compared to the three months ended March 31, 2016. This increase was primarily the result of an increase of $67.9 million, or 28% (or 29% on a constant currency basis), in traffic acquisition costs and a $8.8 million, or 48% (or 49% on a constant currency basis), increase in other cost of revenue.
The increase in traffic acquisition costs related primarily to an increase of 30% in the number of impressions we purchased, driven by both publishers with whom we have direct relationships, including the Criteo Publisher Marketplace, and the main real-time bidding exchanges, both global and local. Over the period, the average cost per thousand impressions (or "CPM") decreased by 1.1% (or 0.4% on a constant currency basis).
The year-over year growth in traffic acquisition costs was the result of our strong growth across all geographies. Traffic acquisition costs in the Americas region increased 42% (or 40% on a constant currency basis) to $128.9 million for the three months ended March 31, 2017 compared to the three months ended March 31, 2016, as our purchases of impressions from the main real-time bidding exchanges increased and we maintained strong direct relationships with large premium publishers. Traffic acquisition costs in EMEA increased 18% (or 24% on a constant currency basis) to $107.6 million for the three months ended March 31, 2017 compared to the three months ended March 31, 2016, as our purchases of impressions from both large publishers with whom we have direct relationships and the main real-time bidding exchanges increased across several markets in the region. Traffic acquisition costs in the Asia-Pacific region increased 24% (or 22% on a constant currency basis) to $70.2 million for the three months ended March 31, 2017 compared to the three months ended March 31, 2016, as we increased our purchases of impressions from global and local real-time bidding exchanges to enable and support our rapid development across several markets in the region, as well as maintained strong relationships with large premium publishers in the region, in particular in Japan.
The increase in other cost of revenue includes a $4.6 million increase in hosting costs, a $2.9 million increase in allocated depreciation and amortization expense and a $1.3 million increase in other cost of sales, including additional purchases of third-party data.
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

Research and Development Expenses

	Three Months Ended		% change
	March 31, 2016	March 31, 2017	2016 vs 2017

	(in thousands, except percentages)
Research and development expenses	$(27,162)	$(39,521)	46%
% of revenue	(7)%	(8)%
Research and development expenses for the three months ended March 31, 2017 increased $12.4 million, or 46%, compared to the three months ended March 31, 2016. This increase was the result of a growth in headcount to 602 employees resulting in $11.0 million of additional headcount related costs, a $0.3 million increase in allocated rent and facilities costs, a $0.9 million increase in amortization and depreciation of assets, a $0.2 million increase in consulting and professional fees and a $0.2 million increase in other costs, partially offset by an increase in the French Research Tax Credit of $0.2 million.
Sales and Operations Expenses

	Three Months Ended		% change
	March 31, 2016	March 31, 2017	2016 vs 2017

	(in thousands, except percentages)
Sales and operations expenses	$(64,473)	$(90,730)	41%
% of revenue	(16)%	(18)%

Sales and operations expense for the three months ended March 31, 2017 increased $26.3 million, or 41%, compared to the three months ended March 31, 2016. This increase was the result of a growth in headcount to 1,549 employees resulting in $18.1 million of additional headcount related costs, a $1.0 million increase in marketing events, a $3.2 million increase in allocated depreciation and amortization expense, a $1.0 million increase in allocated rent and facilities costs, a $1.6 million increase in provisions for doubtful receivables and bad debts, a $0.3 million increase in operating taxes and a $1.1 million in other costs including and increase of $0.6 million consulting and professional fees.
General and Administrative Expenses

	Three Months Ended		% change
	March 31, 2016	March 31, 2017	2016 vs 2017

	(in thousands, except percentages)
General and administrative expenses	$(24,737)	$(31,516)	27%
% of revenue	(6)%	(6)%
General and administrative expenses for the three months ended March 31, 2017 increased $6.8 million, or 27%, compared to the three months ended March 31, 2016. This increase was the result of a growth in headcount to 431 employees resulting in $3.4 million of additional headcount related costs, a $0.4 million increase in allocated rent and facilities costs, a $0.7 million increase in allocated depreciation and amortization expense, a $2.3 million increase in consulting and professional fees .

Financial Income (Expense)

	Three Months Ended		% change
	March 31, 2016	March 31, 2017	2016 vs 2017

(in thousands, except percentages)
Financial income (expense)	$(1,317)	$(2,333)	77%
% of revenue	—%	—%
Financial expense for the three months ended March 31, 2017 increased by $1.0 million, or 77%, compared to the three months ended March 31, 2016, driven by the interest accrued as a result of drawing on the revolving credit facility entered into in September 2015 and the hedging cost related to an intra-group position between Criteo S.A. and its U.S. subsidiary, both in the context of the funding of HookLogic acquisition in November 2016. The $1.3 million financial expense for the three months ended March 31, 2016 was mainly a result of the weakening of the Brazilian Real which resulted in losses on intra-group positions denominated in this currency. At the end of March 2017, the main positions bearing a foreign currency risk are centralized at the Parent company level and hedged using foreign currency swaps and forward purchases or sales of foreign currencies.
Provision for Income Taxes

	Three Months Ended		% change
	March 31, 2016	March 31, 2017	2016 vs 2017

	(in thousands, except percentages)
Provision for income taxes	$(7,944)	$(4,201)	(47)%
% of revenue	(2)%	(1)%
Effective tax rate	30%	22%
For the three months ended March 31, 2016 and 2017, we utilized an annual estimated tax rate of 30% and 29% respectively to calculate the provision for income taxes. The effective tax rate was 30% and 22% for the first quarter 2016 and 2017, respectively. The effective tax rate for three months ended March 31, 2017 decreased compared to the same period in 2016, primarily due to the tax impact of discrete items such as share-based compensation in the United States.
Net Income

	Three Months Ended		% change
	March 31, 2016	March 31, 2017	2016 vs 2017

	(in thousands, except percentages)
Net income	$18,527	$14,518	(22)%
% of revenue	5%	3%

Net income for the three months ended March 31, 2017 decreased $4.0 million, or 22%, compared to the three months ended March 31, 2016. This decrease was the result of the factors discussed above, in particular, a $6.7 million decrease in income from operations and a $1.0 million decrease in financial income (expense), partially offset by a $3.7 million increase in provision for income taxes compared to the three months ended March 31, 2016.

Revenue, Traffic Acquisition Costs and Revenue ex-TAC by Region
The following table sets forth our revenue, traffic acquisition costs and Revenue ex-TAC by geographic region, including the Americas (North and South America), Europe, Middle East and Africa, or EMEA, and Asia-Pacific.

	Three Months Ended
Region	March 31, 2016	March 31, 2017	Year over Year Change

Revenue:	(amounts in thousands, except percentages)
Americas	$147,174	$208,013	41%
EMEA	159,405	189,092	19%
Asia-Pacific	94,674	119,562	26%
Total	401,253	516,667	29%

Traffic acquisition costs:
Americas	(90,929)	(128,867)	42%
EMEA	(91,185)	(107,583)	18%
Asia-Pacific	(56,641)	(70,243)	24%
Total	(238,755)	(306,693)	28%

Revenue ex-TAC (1):
Americas	56,245	79,146	41%
EMEA	68,220	81,509	19%
Asia-Pacific	38,033	49,319	30%
Total	$162,498	$209,974	29%

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

Constant Currency Reconciliation
Information in this Form 10-Q with respect to results presented on a constant currency basis was calculated by applying the 2016 average exchange rates for the relevant period to 2017 figures. We have included information with respect to our results presented on a constant currency basis because it is a key measure used by our management and board of directors to evaluate operating performance. Management reviews and analyzes business results excluding the effect of foreign currency translation because they believe this better represents our underlying business trends. Below is a table which reconciles the actual results presented in this section with the results presented on a constant currency basis:

	Three Months Ended
	March 31, 2016	March 31, 2017	YoY Change

	(amounts in thousands, except percentages)
Revenue as reported	$401,253	$516,667	29%
Conversion impact U.S. dollar/other currencies		3,732
Revenue at constant currency	$401,253	$520,399	30%

Traffic acquisition costs as reported	$(238,755)	$(306,693)	28%
Conversion impact U.S. dollar/other currencies		$(2,231)
Traffic Acquisition Costs at constant currency	$(238,755)	$(308,924)	29%

Revenue ex-TAC as reported	$162,498	$209,974	29%
Conversion impact U.S. dollar/other currencies		$1,501
Revenue ex-TAC at constant currency	$162,498	$211,475	30%
Revenue ex-TAC/Revenue as reported	40%	41%

Other cost of revenue as reported	$(18,338)	$(27,155)	48%
Conversion impact U.S. dollar/other currencies		(216)
Other cost of revenue at constant currency	$(18,338)	$(27,371)	49%

Adjusted EBITDA as reported	$48,843	$56,454	16%
Conversion impact U.S. dollar/other currencies		1,168
Adjusted EBITDA at constant currency	$48,843	$57,622	18%

Liquidity and Capital Resources
Our principal sources of liquidity are our cash and cash equivalents and cash generated from operating activities. We also benefited to a much lesser extent from the proceeds of the exercise of share options and warrants and expect to continue to do so in the future, as such securities are exercised by holders. We have never declared or paid any cash dividends on our ordinary shares. We do not anticipate paying cash dividends on our equity securities in the foreseeable future and intend to retain all available funds and any future earnings to fund our growth. As discussed in Note 9 to the unaudited condensed consolidated financial statements in Item 1 to this Form 10-Q, we are party to several loan agreements and revolving credit facilities with third-party financial institutions.
Our cash and cash equivalents are invested primarily in demand deposit accounts and money market funds that are currently providing only a minimal return. Our cash and cash equivalents at March 31, 2017 were held for working capital and general corporate purposes, which could include acquisitions, and amounted to $303.8 million as of March 31, 2017. The $33.5 million increase in cash and cash equivalents compared with December 31, 2016 primarily resulted from $44.2 million in cash from operating activities and $11.0 million positive cash flow from financing activities over the period, which was partially offset by the $28.6 million used for investing activities, including $28.2 million in capital expenditures. In addition, the increase in cash includes a $6.9 million positive impact of changes in foreign exchange rates on our cash position over the period. We do not enter into investments for trading or speculative purposes. Our policy is to invest any cash in excess of our immediate requirements in investments designed to preserve the principal balance and provide liquidity. Accordingly, our cash and cash equivalents are invested primarily in demand deposit accounts and money market funds that are currently providing only a minimal return.
Operating and Capital Expenditure Requirements
For the three months ended March 31, 2016 and 2017, our capital expenditures were $12.1 million and $28.2 million, respectively, primarily related to the acquisition of data center and server equipment as well as furnishing and leasehold improvements of new offices. We believe our existing cash balances will be sufficient to meet our anticipated cash requirements through at least the next 12 months. Our future working capital requirements will depend on many factors, including the rate of our revenue growth, the amount and timing of our investments in personnel and capital equipment, and the timing and extent of our introduction of new products and product enhancements. If our cash and cash equivalents balances and cash flows from operating activities are insufficient to satisfy our liquidity requirements, we may need to raise additional funds through equity, equity-linked or debt financings to support our operations, and such financings may not be available to us on acceptable terms, or at all. We may also need to raise additional funds in the event we determine in the future to effect one or more acquisitions of businesses, technologies, assets or products. If we are unable to raise additional funds when needed, our operations and ability to execute our business strategy could be adversely affected. If we raise additional funds through the incurrence of indebtedness, such indebtedness would have rights that are senior to holders of our equity securities and could contain covenants that restrict our operations. Any additional equity financing will be dilutive to our shareholders.
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

Historical Cash Flows
The following table sets forth our cash flows for the first quarter of 2016 and 2017:

	Three Months Ended
	March 31, 2016	March 31, 2017

	(in thousands)
Cash from operating activities	$18,907	$44,238
Cash used in investing activities	$(11,327)	$(28,637)
Cash from financing activities	$4,737	$11,003
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
For the three months ended March 31, 2017, net cash provided by operating activities was $44.2 million and consisted of net income of $14.5 million and $41.5 million in adjustments for certain operating items, partially offset by $0.1 million of changes in working capital requirements and $11.7 million of income taxes paid during the first quarter of 2017. Adjustments for certain operating items primarily consisted of depreciation and amortization expense of $22.3 million, equity awards compensation expense of $14.9 million and $11.1 million of accrued income taxes, partially offset by $6.9 million of changes in deferred tax assets. The $0.1 million decrease in cash resulting from changes in working capital primarily consisted of a $75.0 million decrease in accounts payable partially offset by a $59.6 million decrease in accounts receivable, a $8.3 million decrease in other current assets including prepaid expenses and value-added tax ("VAT") receivables and a $7.1 million increase in accrued expenses such as payroll and payroll related expenses, and VAT payables.
Investing Activities
Our investing activities to date have consisted primarily of purchases of property and equipment and business acquisitions.
For the three months ended March 31, 2017, net cash used in investing activities was $28.6 million and consisted of $28.2 million for purchases of property and equipment and a $0.4 million of lease deposits.
Financing Activities
For the three months ended March 31, 2017, net cash provided by financing activities was $11.0 million resulting from $12.9 million of share option exercises and $0.1 million of other financial liabilities partially offset by $2.1 million for repayment of loans.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Market Risk

We are mainly exposed to foreign currency exchange rate fluctuations. There have been no material changes to our exposure to market risk during the first quarter of 2017.

For a description of our foreign exchange risk, please see "Item 7. Management's Discussion and Analysis of Financial Condition ans Results of Operations - B. Liquidity and Capital Resources" in our Annual Report on Form 10-K for the year ended December 31, 2016.
A 10% increase or decrease of the Pound Sterling, the Euro, the Japanese yen or the Brazilian real against the U.S. dollar would have impacted the Consolidated Statements of Income including non-controlling interests as follows:

	Three Months Ended
	March 31, 2016		March 31, 2017

	(in thousands)
GBP/USD	+10%	-10%	+10%	-10%
Net income impact	$(82)	$82	$9	$(9)

	Three Months Ended
	March 31, 2016		March 31, 2017

	(in thousands)
BRL/USD	+10%	-10%	+10%	-10%
Net income impact	$154	$(154)	$54	$(54)

	Three Months Ended
	March 31, 2016		March 31, 2017

	(in thousands)
JPY/USD	+10%	-10%	+10%	-10%
Net income impact	$271	$(271)	$403	$(403)

	Three Months Ended
	March 31, 2016		March 31, 2017

	(in thousands)
EUR/USD	+10%	-10%	+10%	-10%
Net income impact	$1,684	$(1,684)	$2,401	$(2,401)
Credit Risk and Trade receivables
For a description of our credit risk and trade receivables, please see "Note 3. Financial instruments" in the Notes to the Consolidated Financial Statements.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Based on their evaluation as of March 31, 2017, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective to provide reasonable assurance that (i) the information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and (ii) such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Item 1A. Risk Factors.

You should carefully consider the risks described under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016. These risks and uncertainties are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, also may become important factors that affect us. If any such risks materialize, our business, financial condition and results of operations could be materially harmed and the trading price of our ADSs could decline. These risks are not exclusive and additional risks and uncertainties that we are unaware of, or that we currently believe are not material, also may become important factors that affect us. There have been no material changes to the Risk Factors described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

Item 6. Exhibits.
Exhibit Index

Incorporated by Reference
Exhibit	Description	Schedule/ Form	File Number	Exhibit	File Date
4.1	Amendment and Restatement Agreement, dated as of March 29, 2017, by and among Criteo S.A., Criteo Finance S.A.S. and Criteo Corp., as borrowers, BNP Paribas, Crédit Lyonnais (LCL), HSBC France, Natixis and Société Générale Corporate & Investment Banking as arrangers, Natixis as coordinator and documentation agent, Crédit Lyonnais (LCL) as agent, and the financial institutions listed therein as lenders.	8-K	001-36153	4.1	March 30, 2017
10.1†#	Employment Agreement between the registrant and Dan Teodosiu, dated November 20, 2012 (English translation)
10.2†#	Employment Offer Letter between the registrant and Mary (Mollie) Spilman, dated July 30, 2014
31.1#	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2#	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
†    Indicates management contract or compensatory plan.
#    Filed herewith.
*    Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CRITEO S.A.
(Registrant)

	By:	/s/ Benoit Fouilland
Date: May 10, 2017	Name:	Benoit Fouilland
	Title:	Chief Financial Officer
(Principal financial officer and duly authorized signatory)