Form 10-Q
period 2017-06-30
Criteo S.A.
filed 2017-08-08
CIK 1576427

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended June 30, 2017

or

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
If an emerging growth company, indicate by check mark if the registrant has not elected to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐    No ☒
          As of July 31, 2017, the registrant had 65,298,460 ordinary shares, nominal value €0.025 per share, outstanding.

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

Special Note Regarding Forward-Looking Statements
This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are based on our management’s beliefs and assumptions and on information currently available to our management. All statements other than present and historical facts and conditions contained in this Form 10-Q, including statements regarding our future results of operations and financial position, business strategy, plans and objectives for future operations, are forward-looking statements. When used in this Form 10-Q, the words “anticipate,” “believe,” “can,” “could,” “estimate,” “expect,” “intend,” “is designed to,” “may,” “might,” “plan,” “potential,” “predict,” “objective,” “should,” or the negative of these and similar expressions identify forward-looking statements. Forward-looking statements include, but are not limited to, statements about:

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

PART I
Item 1. Financial Statements.
CRITEO S.A.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION (UNAUDITED)

	Notes	December 31, 2016	June 30, 2017

		(in thousands)
Assets
Current assets:
Cash and cash equivalents	3	$270,317	$308,185
Trade receivables, net of allowances	4	397,244	370,052
Income taxes		2,741	6,872
Other taxes		52,942	46,514
Other current assets	5	19,340	28,270
Total current assets		742,584	759,893
Property, plant and equipment, net		108,581	131,346
Intangible assets, net	6	102,944	104,045
Goodwill	7	209,418	235,337
Non-current financial assets	3	17,029	18,824
Deferred tax assets		30,630	48,700
Total non-current assets		468,602	538,252
Total assets		$1,211,186	$1,298,145
Liabilities and shareholders' equity
Current liabilities:
Trade payables		$365,788	$351,408
Contingencies	14	654	1,392
Income taxes		14,454	11,898
Financial liabilities - current portion	9	7,969	5,851
Other taxes		44,831	45,606
Employee - related payables		55,874	64,467
Other current liabilities	8	30,221	37,906
Total current liabilities		519,791	518,528
Deferred tax liabilities		686	28,088
Retirement benefit obligation		3,221	3,405
Financial liabilities - non current portion	9	77,611	2,621
Other non-current liabilities		—	2,824
Total non-current liabilities		81,518	36,938
Total liabilities		601,309	555,466
Commitments and contingencies
Shareholders' equity:
Common shares, €0.025 per value, 63,978,204 and 65,291,977 shares authorized, issued and outstanding at December 31, 2016 and June 30, 2017, respectively.		2,093	2,128
Additional paid-in capital		488,277	540,998
Accumulated other comprehensive (loss)		(88,593)	(42,615)
Retained earnings		198,355	228,141
Equity-attributable to shareholders of Criteo S.A.		600,132	728,652
Non-controlling interests		9,745	14,027
Total equity		609,877	742,679
Total equity and liabilities		$1,211,186	$1,298,145
The accompanying notes form an integral part of these unaudited condensed consolidated financial statements.

CRITEO S.A.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

		Three Months Ended		Six Months Ended
	Notes	June 30, 2016	June 30, 2017	June 30, 2016	June 30, 2017
		(in thousands, except share per data)

Revenue		$407,201	$542,022	$808,454	$1,058,688

Cost of revenue:
Traffic acquisition costs		(240,969)	(322,200)	(479,724)	(628,893)
Other cost of revenue		(20,279)	(32,808)	(38,618)	(59,963)

Gross profit		145,953	187,014	290,112	369,832

Operating expenses:
Research and development expenses		(30,235)	(43,611)	(57,396)	(83,132)
Sales and operations expenses		(69,225)	(97,900)	(133,698)	(188,631)
General and administrative expenses		(28,610)	(32,239)	(53,347)	(63,754)
Total operating expenses		(128,070)	(173,750)	(244,441)	(335,517)
Income from operations		17,883	13,264	45,671	34,315
Financial income (expense)	11	(94)	(2,094)	(1,412)	(4,427)
Income before taxes		17,789	11,170	44,259	29,888
Provision for income taxes	12	(4,450)	(3,665)	(12,394)	(7,866)
Net income		$13,339	$7,505	$31,865	$22,022

Net income available to shareholders of Criteo S.A.		$12,200	$5,970	$29,330	$18,411
Net income available to non-controlling interests		$1,139	$1,535	$2,535	$3,611

Net income allocated to shareholders of Criteo S.A. per share:
Basic	13	$0.19	$0.09	$0.47	$0.28
Diluted	13	$0.19	$0.09	$0.45	$0.27

Weighted average shares outstanding used in computing per share amounts:
Basic	13	63,246,785	65,027,985	62,928,221	64,611,237
Diluted	13	65,625,097	68,131,274	65,232,938	67,709,789
The accompanying notes form an integral part of these unaudited condensed consolidated financial statements.

CRITEO S.A.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30, 2016	June 30, 2017	June 30, 2016	June 30, 2017
	(in thousands)

Net income	$13,339	$7,505	$31,865	$22,022
Foreign currency translation differences, net of taxes	(10,660)	36,762	10,028	45,854
Foreign currency translation differences	(10,660)	36,762	10,028	45,854
Income tax effect	—	—	—	—
Actuarial (losses) gains on employee benefits, net of taxes	(10)	337	(209)	590
Actuarial losses on employee benefits	(11)	401	(251)	698
Income tax effect	1	(64)	42	(108)
Comprehensive income (loss)	$2,669	$44,604	$41,684	$68,466
Attributable to shareholders of Criteo S.A.	$878	$43,097	$38,122	$64,390
Attributable to non-controlling interests	$1,791	$1,507	$3,562	$4,076
The accompanying notes form an integral part of these unaudited condensed consolidated financial statements.

CRITEO S.A.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30, 2016	June 30, 2017	June 30, 2016	June 30, 2017
	(in thousands)
Net income	$13,339	$7,505	$31,865	$22,022
Non-cash and non-operating items	30,121	42,974	59,626	84,448
- Amortization and provisions	16,345	24,376	29,525	46,692
- Equity awards compensation expense (1)	7,695	14,918	16,065	29,858
- Interest accrued and non-cash financial income and expenses	1,586	15	1,598	32
- Change in deferred taxes	(3,285)	(5,536)	(4,424)	(12,405)
- Income tax for the period	7,780	9,201	16,862	20,271
Changes in working capital related to operating activities	(10,297)	25,860	(27,436)	25,790
- (Increase)/decrease in trade receivables	(7,126)	(23,358)	(2,368)	36,211
- Increase/(decrease) in trade payables	(1,244)	48,776	(15,149)	(26,254)
- (Increase)/decrease in other current assets	(5,969)	(3,493)	(15,777)	2,580
- Increase/(decrease) in other current liabilities	4,042	3,935	5,858	13,253
Income taxes paid	(13,889)	(15,848)	(25,874)	(27,531)
CASH FROM OPERATING ACTIVITIES	19,274	60,491	38,181	104,729
Acquisition of intangible assets, property, plant and equipment	(25,564)	(30,008)	(39,178)	(53,275)
Change in accounts payable related to intangible assets, property, plant and equipment	3,178	2,953	4,685	(1,986)
Payments for acquired business, net of cash acquired	(5,074)	1,089	(5,074)	1,052
Change in other non-current financial assets	(207)	1,668	574	1,274
CASH USED FOR INVESTING ACTIVITIES	(27,667)	(24,298)	(38,993)	(52,935)
Issuance of long-term borrowings	2,295	1,454	3,059	1,454
Repayment of borrowings	(3,944)	(77,168)	(5,448)	(79,221)
Proceeds from capital increase	10,106	11,517	15,582	24,454
Change in other financial liabilities	(171)	145	(171)	264
CASH FROM (USED FOR) FINANCING ACTIVITIES	8,286	(64,052)	13,022	(53,049)

CHANGE IN NET CASH AND CASH EQUIVALENTS	(107)	(27,859)	12,210	(1,255)
Net cash and cash equivalents at beginning of period	386,110	303,813	353,537	270,317
Effect of exchange rates changes on cash and cash equivalents	(8,596)	32,231	11,660	39,123
Net cash and cash equivalents at end of period	$377,407	$308,185	$377,407	$308,185

(1) Of which $7.2 million and $14.7 million of equity awards compensation expense consisted of share-based compensation expense according to ASC 718 Compensation - stock compensation for the quarter ended June 30, 2016 and 2017, respectively, and $15.5 million and $29.3 million of equity awards compensation expense consisted of share-based compensation expense according to ASC 718 Compensation - stock compensation for the six month period ended June 30, 2016 and 2017, respectively.

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

Conformity with U.S. GAAP requires the use of estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses in the condensed consolidated financial statements and accompanying notes. We base our estimates and judgments on historical information and on various other assumptions that we believe are reasonable under the circumstances. Our actual results may differ from these estimates. U.S. GAAP requires us to make estimates and judgments in several areas, including, but not limited to: (1) the recognition of revenue and particularly the determination as to whether revenue should be reported on a gross or a net basis; (2) the evaluation of our trade receivables and the recognition of a valuation allowance for doubtful accounts; (3) the recognition and measurement of goodwill and intangible assets and particularly costs capitalized in relation to our customized internal-use software; (4) the measurement of share-based compensation and (5) the tax provision determination and particularly the estimate of our annual effective tax rate based on applicable tax rates.

There have been no changes to our significant accounting policies described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 that have had a material impact on our unaudited condensed consolidated financial statements and related notes.

Accounting Pronouncements adopted in 2017

From January 1, 2017, we adopted ASU 2016-09, Compensation-Stock Compensation (Topic 718): Improvement to Employee Share-based Payment Accounting issued by the Financial Accounting Standards Board (FASB), which among other items, simplifies certain aspects of the accounting for share-based payment transactions to employees. The new standard particularly requires excess tax benefits and tax deficiencies to be recorded in the statements of income as a component of the provision for income taxes when stock awards vest or are settled. The effective date is January 1, 2017. Upon adoption, a cumulative effect of $10.0 million of this change has been recognized through retained earnings. The adoption of the standard also resulted in a current year tax expense of $1.4 million which previously would have been recognized in the current period in additional paid-in capital.

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

In May 2017, the FASB issued ASU 2017-09 Compensation - Stock Compensation (Topic 718). ASU 2017-09 was issued to provide clarity and reduce diversity in practice and complexity when applying the guidance in Topic 718 to a change in terms or conditions of a share based payment award. The amendments are effective for annual periods and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted and should be applied prospectively to an award modified on or after the adoption date. To date, Criteo has not yet had any modifications of its share-based awards. We intend to adopt the standard on the effective date of January 1, 2018. The adoption of ASU 2017-09 is not expected to have a material impact on our financial position or results of operations.

Note 2. Significant Events and Transactions of the Period

Restructuring of our China Operations

In May 2017, the Company announced it would no longer continue to serve the domestic market in China and would refocus its China operations entirely on the export business. As such, we have recorded $3.3 million in restructuring charges for the three months ended and the six months ended June 30, 2017, as follows:

Three Months and Six Months Ended
June 30, 2017
(in thousands)
Severance costs	$802
Facility Exit Costs	2,265
Other	232
Total restructuring costs	$3,299

For the three months and six months ended June 30, 2017, $2.5 million was included in Other Cost of Revenue, $0.7 million in Sales and Operations expenses, and $0.1 million was included in General and Administrative expenses.

The following table summarizes restructuring activities as of June 30, 2017 included in other current liabilities on the balance sheet:

Six Months Ended
June 30, 2017
(in thousands)
Restructuring liability - April 1, 2017	$—
Restructuring charges	3,299
Amounts Paid	(426)
Restructuring liability - June 30, 2017	$2,873

Repayment of the amount drawn on the Group Revolving Credit Facility agreement
As of December 31, 2016, $75.0 million was drawn on the Multicurrency Revolving Facility Agreement relating to the acquisition of HookLogic. This amount was re-paid in full during the second quarter of 2017 resulting in a nil balance as of June 30, 2017.

Note 3. Financial Instruments
Credit Risk
The maximum exposure to credit risk at the end of each reported period is represented by the carrying amount of financial assets, and summarized in the following table:

	December 31, 2016	June 30, 2017

Cash and cash equivalents	$270,317	$308,185
Trade receivables, net of allowance	397,244	370,052
Other taxes	52,942	46,514
Other current assets	19,340	28,270
Non-current financial assets	17,029	18,824
Total	$756,872	$771,845
As of December 31, 2016 and June 30, 2017, no customer accounted for 10% or more of trade receivables.
We perform ongoing credit evaluations of our customers and do not require collateral. We maintain an allowance for estimated credit losses. During the twelve-month period ended December 31, 2016 and the six-month period ended June 30, 2017, our allowance for doubtful accounts increased by $5.4 million and $3.1 million, respectively.
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
For each period presented, the aging of trade receivables and allowances for potential losses is as follows:

	December 31, 2016				June 30, 2017
	Gross value	%	Allowance	%	Gross value	%	Allowance	%
	(in thousands)		(in thousands)		(in thousands)		(in thousands)

Not yet due	$265,600	65.0%	$—	—%	$309,417	80.5%	$—	—%
0 - 30 days	92,163	22.5%	(49)	0.4%	12,107	3.1%	(23)	0.2%
31 - 60 days	19,747	4.8%	(182)	1.6%	20,140	5.2%	(27)	0.2%
61 - 90 days	6,055	1.5%	(191)	1.6%	12,640	3.3%	(200)	1.4%
> 90 days	25,277	6.2%	(11,176)	96.4%	30,466	7.9%	(14,468)	98.2%
Total	$408,842	100.0%	$(11,598)	100.0%	$384,770	100.0%	$(14,718)	100.0%

Financial Liabilities

	December 31, 2016
	Carrying Value	Fair value

	(in thousands)
Trade payables	$365,788	$365,788
Other taxes	44,831	44,831
Employee-related payables	55,874	55,874
Other current liabilities	30,221	30,221
Financial liabilities	85,580	85,580
Total	$582,294	$582,294

	June 30, 2017
	Carrying Value	Fair value

	(in thousands)
Trade payables	$351,408	$351,408
Other taxes	45,606	45,606
Employee-related payables	64,467	64,467
Other current liabilities	37,906	37,906
Financial liabilities	8,472	8,472
Total	$507,859	$507,859

Derivative Financial Instruments
Derivatives consist of foreign currency forward contracts that we use to hedge intercompany transactions and other monetary assets or liabilities denominated in currencies other than the local currency of a subsidiary. We recognize gains and losses on these contracts in financial income (expense), and their position on the balance sheet is based on their fair value at the end of each respective period. These instruments are considered level 2 financial instruments as they are measured using valuation techniques based on observable market data.

	December 31, 2016
	Carrying Value	Fair value

	(in thousands)
Derivative Assets:
Included in other current assets	$—	$—

Derivative Liabilities:
Included in financial liabilities - current portion	$1,968	$1,968

	June 30, 2017
	Carrying Value	Fair value

	(in thousands)
Derivative Assets:
Included in other current assets	$4,600	$4,600

Derivative Liabilities:
Included in financial liabilities - current portion	$—	$—

Cash and Cash Equivalents
Cash and cash equivalents include investments in money market funds and interest–bearing bank deposits which meet ASC 230—Statement of Cash flows criteria: short-term, highly liquid investments, for which the risks of changes in value are considered to be insignificant. Money market funds are considered level 1 financial instruments as they are valued using quoted market prices. Interest-bearing bank deposits are considered level 2 financial instruments as they are measured using valuation techniques based on observable market data.

	December 31, 2016
	Carrying Value	Fair value

	(in thousands)
Cash	$31,688	$31,688
Money market funds	88,091	88,091
Interest-bearing bank deposits	150,538	150,538
Total cash and cash equivalents	$270,317	$270,317

	June 30, 2017
	Carrying Value	Fair value

	(in thousands)
Cash	$197,994	$197,994
Money market funds	—	—
Interest-bearing bank deposits	110,191	110,191
Total cash and cash equivalents	$308,185	$308,185

Note 4. Trade Receivables
The following table shows the breakdown in trade receivables net book value for the presented periods:

	December 31, 2016	June 30, 2017

	(in thousands)
Trade accounts receivables	$408,842	$384,770
(Less) Allowance for doubtful accounts	(11,598)	(14,718)
Net book value at end of period	$397,244	$370,052
Changes in allowance for doubtful accounts are summarized below:

	2016	2017

	(in thousands)
Balance at January 1	$(6,264)	$(11,598)
Allowance for doubtful accounts	(4,652)	(5,347)
Reversal of provision	806	2,630
Currency translation adjustment	(28)	(403)
Balance at June 30	$(10,138)	$(14,718)
The change in allowance for doubtful accounts during the first six months of 2017 related mainly to increased business with categories of clients associated with a higher credit risk.

Note 5. Other Current Assets
The following table shows the breakdown in other current assets net book value for the presented periods:

	December 31, 2016	June 30, 2017

	(in thousands)
Prepayments to suppliers	$2,439	$3,970
Other debtors	3,263	6,930
Prepaid expenses	13,638	17,370
Gross book value at end of period	19,340	28,270
Net book value at end of period	$19,340	$28,270
Prepaid expenses mainly consist of office rentals.

Note 6. Intangible assets
The changes in intangible assets since December 31, 2016 mainly relate to purchase accounting adjustments to technology and customer relationships following the finalization of the Monsieur Drive purchase price allocation as well as the preliminary purchase price allocation for HookLogic in which technology and customer relationships were identified as intangible assets. A change in this preliminary valuation may also impact the income tax related accounts. The amounts shown below may change in the near term as management continues to assess the fair value of acquired assets and liabilities within the twelve-month purchase price allocation period.

	December 31, 2016		June 30, 2017

	Useful Lives (Years)	Amounts recognized as of Acquisition Date (in millions)	Useful Lives (Years)	Amounts recognized as of Acquisition Date (in millions)
Technology	3-5 years	$34.1	3-5 years	$29.8
Customer relationships	5-9 years	65.5	5-9 years	84.3
Total identifiable intangible assets acquired		$99.6		$114.1
In addition, no triggering events have occurred which would indicate impairment in the balance of intangible assets.
The estimated amortization expense related to intangible assets for the next five years and thereafter is as follows:

	Software	Technology and customer relationships	Total
From July 1 to December 31, 2017	$3,309	$7,918	$11,227
2018	5,672	15,678	21,350
2019	3,310	13,972	17,282
2020	1,245	8,628	9,873
2021	395	8,628	9,023
Thereafter	—	35,290	35,290
Total	$13,931	$90,114	$104,045

Note 7. Goodwill

Goodwill
(in thousands)
Balance at January 1, 2017	$209,418
Additions to goodwill	23,738
Currency translation adjustment	2,181
Balance at June 30, 2017	$235,337
Changes in goodwill since December 31, 2016 relate to purchase accounting adjustments to intangible assets regarding HookLogic, further to the preliminary purchase price allocation as well as the finalization of the Monsieur Drive purchase price allocation (note 6).
In addition, no triggering events have occurred during the period which would indicate impairment in the balance of goodwill.

Note 8. Other Current Liabilities
Other current liabilities are presented in the following table:

	December 31, 2016	June 30, 2017

	(in thousands)
Clients' prepayments	$9,176	$15,246
Accounts payable relating to capital expenditures	15,484	14,153
Other creditors	2,440	8,066
Deferred revenue	3,121	441
Total	$30,221	$37,906
Note 9. Financial Liabilities
The changes in current and non-current financial liabilities during the period ended June 30, 2017 are illustrated in the following schedules:

	As of January 1, 2017	New borrowings	Repayments	Change in scope	Other (1)	Currency translation adjustment	As of June 30, 2017

	(in thousands)
Borrowings	$5,524	$1,593	$(79,360)	$—	$77,436	$183	$5,376
Other financial liabilities	477	135	(241)	—	70	34	475
Derivative instruments	1,968	—	—	—	(2,020)	52	—
Current portion	7,969	1,728	(79,601)	—	75,486	269	5,851
Borrowings	77,397	—	—	—	(77,436)	2,142	2,103
Other financial liabilities	214	360	—	—	(70)	14	518
Non current portion	77,611	360	—	—	(77,506)	2,156	2,621
Borrowings	82,921	1,593	(79,360)	—	—	2,325	7,479
Other financial liabilities	691	495	(241)	—	—	48	993
Derivative instruments	1,968	—	—	—	(2,020)	52	—
Total	$85,580	$2,088	$(79,601)	$—	$(2,020)	$2,425	$8,472
 (1) Includes reclassification from non-current to current portion based on maturity of the financial liabilities.
Borrowings are financial liabilities at amortized cost and are measured using level 2 fair value measurements.
We are party to several loan agreements and revolving credit facilities, or RCF, with third-party financial institutions. The only changes from what was disclosed in Note 14 to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2016 are the amendment to the revolving credit facility entered into in September 2015, which, among other things, increased the facility amount from €250.0 million to €350.0 million and the amendment of the HSBC Chinese RCF which increased the facility amount from RMB 40.0 million to RMB 50.0 million.

Note 10. Share-Based Compensation
The board of directors has been authorized by the general meeting of the shareholders to grant employee warrants (Bons de Souscription de Parts de Créateur d’Entreprise or "BSPCEs"), share options (Options de Souscription d'Actions or "OSAs"), free shares/restricted share units ("RSUs") and non-employee warrants (Bons de Souscription d'Actions or "BSAs").
During the six months ended June 30, 2017, there were three grants of RSUs and one grant of OSAs under the Employee Share Option Plan 9 and one grant of BSAs under the Plan F, as defined in Note 19 to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2016.

•
On March 1, 2017, 231,460 RSUs were granted to Criteo employees subject to continued employment and 10,825 BSAs were granted to a board member subject to continued engagement on the board of directors.

•	On April 27, 2017, 139,386 RSUs were granted to Criteo employees subject to continued employment.

•
On June 27, 2017, 135,500 RSUs were granted to senior management subject to achievement of internal performance objectives and continued employment. Based on the assumptions known as of June 30, 2016, we determined share-based compensation expense by applying the probability of performance objectives completion. In addition, on June 27, 2017, 896,586 RSUs and 355,010 OSAs were granted to Criteo employees subject to continued employment.

There have been no changes in the vesting and method of valuation of the BSPCEs, OSAs, RSUs, or BSAs from what was disclosed in Note 19 to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC on March 1, 2017.

Change in Number of BSPCE/OSA/RSU/BSA

	OSA/BSPCE	RSU	BSA	Total
Balance at January 1, 2017	4,960,092	3,243,279	188,125	8,391,496
Granted	355,010	1,402,932	10,825	1,768,767
Exercised	(1,270,417)	—	(43,356)	(1,313,773)
Forfeited	(172,844)	(186,516)	—	(359,360)
Expired	—	—	—	—
Balance at June 30, 2017	3,871,841	4,459,695	155,594	8,487,130
Breakdown of the Closing Balance

	OSA/BSPCE	RSU	BSA
Number outstanding	3,871,841	4,459,695	155,594
Weighted-average exercise price	€27.28	NA	€23.07
Number vested	2,076,322	19,747	106,060
Weighted-average exercise price	€20.63	NA	€15.32
Weighted-average remaining contractual life of options outstanding, in years	7.30	NA	7.14

Reconciliation with the Consolidated Statements of Income

	Three Months Ended
	June 30, 2016				June 30, 2017

	(in thousands)
	R&D	S&O	G&A	Total	R&D	S&O	G&A	Total
RSUs	$(1,459)	$(1,816)	$(1,184)	$(4,459)	$(4,040)	$(6,875)	$(2,667)	$(13,582)
Share options / BSPCE	(720)	(672)	(1,382)	(2,774)	(419)	469	(1,172)	(1,122)
Total share-based compensation	(2,179)	(2,488)	(2,566)	(7,233)	(4,459)	(6,406)	(3,839)	(14,704)
BSAs	—	—	(462)	(462)	—	—	(214)	(214)
Total equity awards compensation expense	$(2,179)	$(2,488)	$(3,028)	$(7,695)	$(4,459)	$(6,406)	$(4,053)	$(14,918)

	Six Months Ended
	June 30, 2016				June 30, 2017

	(in thousands)
	R&D	S&O	G&A	Total	R&D	S&O	G&A	Total
RSUs	$(2,715)	$(3,484)	$(2,284)	$(8,483)	$(7,512)	$(13,135)	$(5,395)	$(26,042)
Share options / BSPCE	(1,866)	(2,394)	(2,771)	(7,031)	(863)	19	(2,401)	(3,245)
Total share-based compensation	(4,581)	(5,878)	(5,055)	(15,514)	(8,375)	(13,116)	(7,796)	(29,287)
BSA	—	—	(551)	(551)	—	—	(571)	(571)
Total equity awards compensation expense	$(4,581)	$(5,878)	$(5,606)	$(16,065)	$(8,375)	$(13,116)	$(8,367)	$(29,858)

Note 11. Financial Income and Expenses
The condensed consolidated statements of income line item “Financial income (expense)” can be broken down as follows:

	Three Months Ended
	June 30, 2016	June 30, 2017
	(in thousands)

Financial income from cash equivalents	$482	$202
Interest and fees	(612)	(656)
Interest on debt	(513)	(650)
Fees	(99)	(6)
Foreign exchange gain (loss)	41	(1,625)
Other financial expense	(5)	(15)
Total financial income (expense)	$(94)	$(2,094)

The $2.1 million financial expense for the three months ended June 30, 2017 was driven by the hedging cost related to an intra-group position between Criteo S.A. and its U.S. subsidiary in the context of the funding of the HookLogic acquisition in November 2016 and the non-utilization fees incurred as part of our available RCF financing. The $0.1 million financial expense for the three months ended June 30, 2016 was mainly the result of a neutral impact of foreign exchange reevaluations and related hedging together with the recognition of the fees related to the revolving credit facility entered into in September 2015 (as amended in March 2017).

	Six Months Ended
	June 30, 2016	June 30, 2017
	(in thousands)

Financial income from cash equivalents	$870	$449
Interest and fees	(1,088)	(1,412)
Interest on debt	(783)	(1,218)
Fees	(305)	(194)
Foreign exchange gain (loss)	(1,175)	(3,433)
Other financial expense	(19)	(31)
Total financial income (expense)	$(1,412)	$(4,427)

The $4.4 million financial expense for the six months ended June 30, 2017 was driven by the interest accrued as a result of the $75 million drawn on the revolving credit facility entered into in September 2015 (as amended in March 2017) and the hedging cost related to an intra-group position between Criteo S.A. and its U.S. subsidiary, both in the context of the funding of the HookLogic acquisition in November 2016, as well as the non-utilization fees incurred as part of our available RCF financing. The $1.4 million financial expense for the six months ended June 30, 2016 was mainly a result of the recognition of the negative impact of foreign exchange reevaluations and related hedging recorded during the first quarter, together with the fees related to the revolving credit facility entered into in September 2015 (as amended in March 2017).

Note 12. Income Taxes
Breakdown of Income Taxes
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
The condensed consolidated statements of income line item “Provision for income taxes” can be broken down as follows:

	Six Months Ended
	June 30, 2016	June 30, 2017
	(in thousands)
Current income tax	$(16,818)	$(20,271)
France	(8,172)	(7,289)
International	(8,646)	(12,982)
Net change in deferred taxes	4,424	12,405
France	4,216	(944)
International	208	13,349
Provision for income taxes	$(12,394)	$(7,866)
For the six months ended June 30, 2016 and 2017, we utilized an annual estimated tax rate of 28% and 30% respectively to calculate the provision for income taxes. The effective tax rate was 28% and 26% for the six months ended June 30, 2016 and 2017, respectively. The difference between the annual estimated tax rate and the effective tax rate for six months ended June 30, 2017 is due to the tax impact of discrete items such as share-based compensation in the United States.
Current tax assets and liabilities
The total amount of current tax assets consists mainly of prepayments of income taxes by Criteo S.A., Criteo Corp. and Criteo Brazil. The current tax liabilities refers mainly to the net corporate tax payables of Criteo Italy, Criteo K.K. and Criteo Deutschland.
Note 13. Earnings Per Share
Basic Earnings Per Share
We calculate basic earnings per share by dividing the net income for the period attributable to shareholders of the Parent by the weighted average number of shares outstanding.

	Three Months Ended		Six Months Ended
	June 30, 2016	June 30, 2017	June 30, 2016	June 30, 2017
	(in thousands, except share and per share data)

Net income attributable to shareholders of Criteo S.A.	$12,200	$5,970	$29,330	$18,411
Weighted average number of shares outstanding	63,246,785	65,027,985	62,928,221	64,611,237
Basic earnings per share	$0.19	$0.09	$0.47	$0.28

Diluted Earnings Per Share
We calculate diluted earnings per share by dividing the net income attributable to shareholders of the Parent by the weighted average number of shares outstanding plus any potentially dilutive shares not yet issued from share-based compensation plans (see Note 10). There were no other potentially dilutive instruments outstanding as of June 30, 2016 and 2017. Consequently, all potential dilutive effects from shares are considered.
For each period presented, a contract to issue a certain number of shares (i.e. share option, non-employee warrant ("BSA"), restricted share unit ("RSU") or non-employee warrant ("BSPCE") is assessed as potentially dilutive if it is “in the money” (i.e., the exercise or settlement price is lower than the average market price).

	Three Months Ended		Six Months Ended
	June 30, 2016	June 30, 2017	June 30, 2016	June 30, 2017
	(in thousands, except share and per share data)

Net income attributable to shareholders of Criteo S.A.	$12,200	$5,970	$29,330	$18,411
Weighted average number of shares outstanding of Criteo S.A.	63,246,785	65,027,985	62,928,221	64,611,237
Dilutive effect of :
Restricted share awards ("RSUs")	189,980	1,598,093	94,990	1,438,010
Share options and BSPCE	2,104,298	1,427,448	2,124,592	1,574,728
Share warrants	84,034	77,748	85,135	85,814
Weighted average number of shares outstanding used to determine diluted earnings per share	65,625,097	68,131,274	65,232,938	67,709,789
Diluted earnings per share	$0.19	$0.09	$0.45	$0.27
The weighted average number of securities that were anti-dilutive for diluted EPS for the periods presented but which could potentially dilute EPS in the future are as follows:

	Three Months Ended		Six Months Ended
	June 30, 2016	June 30, 2017	June 30, 2016	June 30, 2017

Restricted share awards	134,112	11,834	502,511	120,782
Share options and BSPCE	824,858	129,005	412,429	285,958
Share warrants	—	—	—	—
Weighted average number of anti-dilutive securities excluded from diluted earnings per share	958,970	140,839	914,940	406,740

Note 14. Commitments and contingencies
Commitments
Leases
We are party to various contractual commitments mainly related to our offices as well as hosting services. There have been no significant changes in future payment obligations for these contractual commitments from what was disclosed in Note 23 to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2016. Certain of these arrangements have free rent periods or escalating rent payment provisions, and we recognize rent expense under such arrangements on a straight-line basis.
Rent expenses relating to our offices totaled $7.6 million and $8.6 million for the three-month period ended June 30, 2016 and 2017, respectively and $15.0 million and $17.4 million for the six-month period ended June 30, 2016 and 2017, respectively.
Hosting costs totaled $10.5 million and $17.1 million for the three-month period ended June 30, 2016 and 2017, respectively and $19.8 million and $31.0 million for the six-month period ended June 30, 2016 and 2017, respectively.

Revolving Credit Facilities, Credit Line Facilities and Bank Overdrafts
As mentioned in Note 9, we are party to two RCFs including one with HSBC for which we can draw up to RMB 50.0 million ($7.4 million) and one with a syndicate of banks which allow us to draw up to €350.0 million ($399.4 million), further to the amendment signed in March 2017 increasing the facility amount from €250.0 million to €350.0 million and extending the term of the contract from 2020 to 2022. As of June 30, 2017, RMB 30.0 million ($4.4 million), and €0.0 million ($0.0 million), respectively, were drawn on the RCFs.
Both of these credit facilities are unsecured and contain customary events of default but do not contain any affirmative, financial or negative covenants, with the exception of the €350.0 million ($399.4 million) RCF which contains covenants, including compliance with a total net debt to adjusted EBITDA ratio and restrictions on incurring additional indebtedness. As of June 30, 2017, we were in compliance with the required leverage ratio.

Contingencies
Changes in provisions during the presented periods are summarized below:

	Provision for employee-related litigation	Other provisions	Total
	(in thousands)
Balance at January 1, 2017	$485	$169	$654
Charges	6	954	960
Provision used	—	(24)	(24)
Provision released not used	(250)	—	(250)
Currency translation adjustments	26	26	52
Balance at June 30, 2017	$267	$1,125	$1,392
- of which current	267	1,125	1,392
The amount of the provisions represent management’s best estimate of the future outflow. As of June 30, 2017, provisions are mainly in relation to employee-related litigations and business and operating risks.

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

	Americas	EMEA	Asia-Pacific	Total
For the three months ended:	(in thousands)

June 30, 2016	$156,522	$153,899	$96,780	$407,201
June 30, 2017	$229,392	$191,682	$120,948	$542,022
Revenue generated in France amounted to $30.9 million and $36.1 million for the three months ended June 30, 2016 and 2017, respectively.

	Americas	EMEA	Asia-Pacific	Total
For the six months ended:	(in thousands)

June 30, 2016	$303,695	$313,305	$191,454	$808,454
June 30, 2017	$437,405	$380,774	$240,509	$1,058,688
Revenue generated in France amounted to $63.4 million and $73.6 million for the six months ended June 30, 2016 and 2017, respectively.
Revenue generated in other significant countries where we operate is presented in the following table:

	Three Months Ended		Six Months Ended
	June 30, 2016	June 30, 2017	June 30, 2016	June 30, 2017
	(in thousands)

Americas
United States	$134,351	$200,801	$261,264	$380,464
EMEA
Germany	$30,891	$41,882	$64,586	$84,496
United Kingdom	$27,230	$26,422	$55,739	$54,619
Asia-Pacific
Japan	$66,590	$87,400	$132,564	$172,710
As of June 30, 2016 and 2017, our largest client represented 2.3% and 2.1%, respectively, of our consolidated revenue.

Other Information
For each reported period, non-current assets (corresponding to the net book value of tangible and intangible assets) are presented in the table below. The geographical information results from the locations of legal entities.

			Of which			Of which
	Holding	Americas	United States	EMEA	Asia-Pacific	Japan	Total
(in thousands)

December 31, 2016	$55,052	$123,308	$122,474	$7,132	$26,033	$8,965	$211,525
June 30, 2017	$70,805	$135,241	$134,701	$7,991	$21,354	$7,772	$235,391
Note 16. Related Parties
There were no significant related-party transactions during the period nor any change in the nature of the transactions as described in Note 24 to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

Note 17. Subsequent Events

The Company evaluated all other subsequent events that occurred after June 30, 2017 through the date of issuance of the unaudited condensed consolidated financial statements and determined there are no significant events that require adjustments or disclosure.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2016, filed with the Securities and Exchange Commission, or "SEC", on March 1, 2017.

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

Use of Non-GAAP Financial Measures

This Form 10-Q includes the following financial measures defined as non-GAAP financial measures by the SEC: Revenue ex-TAC, Adjusted EBITDA and Adjusted Net Income. These measures are not calculated in accordance with U.S. GAAP.

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

Adjusted EBITDA is our consolidated earnings before financial income (expense), income taxes, depreciation and amortization, adjusted to eliminate the impact of equity awards compensation expense, pension service costs, restructuring costs, acquisition-related costs and deferred price consideration. Adjusted EBITDA is a key measure used by our management and board of directors to understand and evaluate our core operating performance and trends, to prepare and approve our annual budget and to develop short‑ and long-term operational plans. In particular, we believe that by eliminating equity awards compensation expense, pension service costs, restructuring costs, acquisition-related costs and deferred price consideration, Adjusted EBITDA can provide useful measures for period-to-period comparisons of our business. Accordingly, we believe that Adjusted EBITDA provides useful information to investors and the market generally in understanding and evaluating our results of operations in the same manner as our management and board of directors.

Adjusted Net Income is our net income adjusted to eliminate the impact of equity awards compensation expense, amortization of acquisition-related intangible assets, restructuring costs, acquisition-related costs and deferred price consideration, and the tax impact of these adjustments. Adjusted Net Income and Adjusted Net Income per diluted share are key measures used by our management and board of directors to evaluate operating performance, generate future operating plans and make strategic decisions regarding the allocation of capital. In particular, we believe that by eliminating equity awards compensation expense, amortization of acquisition-related intangible assets, restructuring costs, acquisition-related costs and deferred price consideration and the tax impact of these adjustments, Adjusted Net Income and Adjusted Net Income per diluted share can provide useful measures for period-to-period comparisons of our business. Accordingly, we believe that Adjusted Net Income and Adjusted Net Income per diluted share provide useful information to investors and the market generally in understanding and evaluating our results of operations in the same manner as our management and board of directors.

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

Condensed Consolidated Statements of Income Data (Unaudited):

	Three Months Ended		Six Months Ended
	June 30, 2016	June 30, 2017	June 30, 2016	June 30, 2017
	(in thousands, except share and per share data)

Revenue	$407,201	$542,022	$808,454	$1,058,688

Cost of revenue (2):
Traffic acquisition costs	(240,969)	(322,200)	(479,724)	(628,893)
Other cost of revenue	(20,279)	(32,808)	(38,618)	(59,963)
Gross profit	145,953	187,014	290,112	369,832

Operating expenses
Research and development expenses (2)	(30,235)	(43,611)	(57,396)	(83,132)
Sales and operations expenses (2)	(69,225)	(97,900)	(133,698)	(188,631)
General and administrative expenses (2)	(28,610)	(32,239)	(53,347)	(63,754)
Total operating expenses	(128,070)	(173,750)	(244,441)	(335,517)
Income from operations	17,883	13,264	45,671	34,315
Financial income (expense)	(94)	(2,094)	(1,412)	(4,427)
Income before taxes	17,789	11,170	44,259	29,888
Provision for income taxes	(4,450)	(3,665)	(12,394)	(7,866)
Net income	$13,339	$7,505	$31,865	$22,022
Net income available to shareholders of Criteo S.A. (1)	$12,200	$5,970	$29,330	$18,411
Net income available to shareholders of Criteo S.A. per share:
Basic	$0.19	$0.09	$0.47	$0.28
Diluted	$0.19	$0.09	$0.45	$0.27

Weighted average shares outstanding used in computing per share amounts:
Basic	63,246,785	65,027,985	62,928,221	64,611,237
Diluted	65,625,097	68,131,274	65,232,938	67,709,789
(1) For the three months ended June 30, 2016 and 2017, this excludes $1.1 million and $1.5 million, respectively, and for the six months ended June 30, 2016 and 2017, this excludes $2.5 million and $3.6 million, respectively, of net income attributable to non-controlling interests held by Yahoo! Japan in our Japanese subsidiary Criteo KK.
(2) Cost of revenue and operating expenses include equity awards compensation expense, pension service costs, depreciation and amortization expense, restructuring costs, acquisition-related costs and deferred price consideration as follows:

Detailed Information on Selected Items:

	Three Months Ended		Six Months Ended
	June 30, 2016	June 30, 2017	June 30, 2016	June 30, 2017
	(in thousands)
Equity awards compensation expense
Research and development expenses	$2,179	$4,461	$4,581	$8,377
Sales and operations expenses	2,488	6,401	5,878	13,111
General and administrative expenses	3,028	4,056	5,606	8,370
Total equity awards compensation expense	$7,695	$14,918	$16,065	$29,858

Pension service costs
Research and development expenses	53	151	105	297
Sales and operations expenses	35	60	69	119
General and administrative expenses	43	88	86	173
Total pension service costs (a)	$131	$299	$260	$589

Depreciation and amortization expense
Cost of revenue	9,220	13,003	17,439	24,094
Research and development expenses (b)	1,457	3,092	3,465	6,036
Sales and operations expenses (c)	2,019	4,925	3,791	9,886
General and administrative expenses	604	1,286	1,122	2,457
Total depreciation and amortization expense	$13,300	$22,306	$25,817	$42,473

Acquisition-related costs
General and administrative expenses	148	—	148	6
Total acquisition-related costs	$148	$—	$148	$6

Acquisition-related deferred price consideration
Research and development expenses	44	—	85	—
Total acquisition-related deferred price consideration	$44	$—	$85	$—

Restructuring
Cost of revenue	—	2,497	—	2,497
Sales and operations expenses	—	690	—	690
General and administrative expenses	—	112	—	112
Total Restructuring	$—	$3,299	$—	$3,299
(a) Effective January 1, 2012, actuarial gains and losses are recognized in other comprehensive income.
(b) Includes acquisition-related amortization of intangible assets of $0.8 million and $2.3 million for the three months ended June 30, 2016 and 2017, respectively, and $2.2 million and $4.5 million for the six months ended June 30, 2016 and 2017, respectively.
(c) Includes acquisition-related amortization of intangible assets of $2.5 million for the three months ended June 30, 2017 and $5.0 million for the six months ended June 30, 2017.

Consolidated Statements of Financial Position Data (Unaudited):

	December 31, 2016	June 30, 2017

	(in thousands)
Cash and cash equivalents	$270,317	$308,185
Total assets	1,211,186	1,298,145
Trade receivables, net of allowances for doubtful accounts	397,244	370,052
Total financial liabilities	85,580	8,472
Total liabilities	601,309	555,466
Total equity	$609,877	$742,679
Other Financial and Operating Data (Unaudited):

	Three Months Ended		Six Months Ended
	June 30, 2016	June 30, 2017	June 30, 2016	June 30, 2017

	(in thousands)
Number of clients	11,874	16,370	11,874	16,370
Revenue ex-TAC (3)	$166,232	$219,822	$328,730	$429,795
Adjusted Net Income (4)	$21,892	$26,244	$49,978	$57,065
Adjusted EBITDA (5)	$39,201	$54,086	$88,046	$110,540
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

	Three Months Ended		Six Months Ended
	June 30, 2016	June 30, 2017	June 30, 2016	June 30, 2017

	(in thousands)
Revenue	$407,201	$542,022	$808,454	$1,058,688
Adjustment:
Traffic acquisition costs	(240,969)	(322,200)	(479,724)	(628,893)
Revenue ex-TAC	$166,232	$219,822	$328,730	$429,795

(4) We define Adjusted Net Income as our net income adjusted to eliminate the impact of equity awards compensation expense, amortization of acquisition-related intangible assets, restructuring costs, acquisition-related costs and deferred price consideration, and the tax impact of the foregoing adjustments. Adjusted Net Income is not a measure calculated in accordance with U.S. GAAP. We have included Adjusted Net Income in this Form 10-Q because it is a key measure used by our management and board of directors to evaluate operating performance, generate future operating plans and make strategic decisions regarding the allocation of capital. In particular, we believe that the elimination of equity awards compensation expense, amortization of acquisition-related intangible assets, restructuring costs, acquisition-related costs and deferred price consideration, and the tax impact of the foregoing adjustments in calculating Adjusted Net Income can provide a useful measure for period-to-period comparisons of our core business. Accordingly, we believe that Adjusted Net Income provides useful information to investors and others in understanding and evaluating our results of operations in the same manner as our management and board of directors. Our use of Adjusted Net Income has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our financial results as reported under U.S. GAAP. Some of these limitations are: (a) Adjusted Net Income does not reflect the potentially dilutive impact of equity-based compensation or the impact of certain acquisition related costs; and (b) other companies, including companies in our industry, may calculate Adjusted Net Income or similarly titled measures differently, which reduces their usefulness as a comparative measure. Because of these and other limitations, you should consider Adjusted Net Income alongside our other U.S. GAAP financial results, including net income. The following table presents a reconciliation of Adjusted Net Income to net income, the most directly comparable U.S. GAAP measure, for each of the periods indicated:

	Three Months Ended		Six Months Ended
	June 30, 2016	June 30, 2017	June 30, 2016	June 30, 2017

	(in thousands)
Net income	$13,339	$7,505	$31,865	$22,022
Adjustments:
Equity awards compensation expense	7,695	14,918	16,065	29,858
Amortization of acquisition-related intangible assets	825	4,777	2,202	9,451
Acquisition-related costs	148	—	148	6
Acquisition-related deferred price consideration	44	—	85	—
Restructuring	—	3,299	—	3,299
Tax impact of the above adjustments	(159)	(4,255)	(387)	(7,571)
Adjusted Net Income	$21,892	$26,244	$49,978	$57,065

(5) We define Adjusted EBITDA as our consolidated earnings before financial income (expense), income taxes, depreciation and amortization, adjusted to eliminate the impact of equity awards compensation expense, pension service costs, restructuring costs, acquisition-related costs and deferred price consideration. Adjusted EBITDA is not a measure calculated in accordance with U.S. GAAP. We have included Adjusted EBITDA in this Form 10-Q because it is a key measure used by our management and board of directors to understand and evaluate our core operating performance and trends to prepare and approve our annual budget and to develop short and long-term operational plans. In particular, we believe that the elimination of equity awards compensation expense, pension service costs, restructuring costs, acquisition-related costs and deferred price consideration in calculating Adjusted EBITDA can provide a useful measure for period-to-period comparisons of our core business. Accordingly, we believe that Adjusted EBITDA provides useful information to investors and others in understanding and evaluating our results of operations in the same manner as our management and board of directors. Our use of Adjusted EBITDA has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our financial results as reported under U.S. GAAP. Some of these limitations are: (a) although depreciation and amortization are non-cash charges, the assets being depreciated and amortized may have to be replaced in the future, and Adjusted EBITDA does not reflect cash capital expenditure requirements for such replacements or for new capital expenditure requirements; (b) Adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs; (c) Adjusted EBITDA does not reflect the potentially dilutive impact of equity-based compensation; (d) Adjusted EBITDA does not reflect tax payments that may represent a reduction in cash available to us; and (e) other companies, including companies in our industry, may calculate Adjusted EBITDA or similarly titled measures differently, which reduces their usefulness as a comparative measure. Because of these and other limitations, you should consider Adjusted EBITDA alongside our other U.S. GAAP financial results, including net income. The following table presents a reconciliation of Adjusted EBITDA to net income, the most directly comparable U.S. GAAP measure, for each of the periods indicated:

	Three Months Ended		Six Months Ended
	June 30, 2016	June 30, 2017	June 30, 2016	June 30, 2017
	(in thousands)
Net income	$13,339	$7,505	$31,865	$22,022
Adjustments:
Financial expense (income)	94	2,094	1,412	4,427
Provision for income taxes	4,450	3,665	12,394	7,866
Equity awards compensation expense	7,695	14,918	16,065	29,858
Pension service costs	131	299	260	589
Depreciation and amortization expense	13,300	22,306	25,817	42,473
Acquisition-related costs	148	—	148	6
Acquisition-related deferred price consideration	44	—	85	—
Restructuring	—	3,299	—	3,299
Total net adjustments	25,862	46,581	56,181	88,518
Adjusted EBITDA	$39,201	$54,086	$88,046	$110,540

Results of Operations for the Periods Ended June 30, 2016 and 2017 (Unaudited)
The tables as of June 30, 2017 presented below include the contribution of HookLogic Inc. (acquisition of the company completed on November 9, 2016).
Revenue
Three months ended June 30, 2017 compared to the three months ended June 30, 2016

	Three Months Ended
	June 30, 2016	June 30, 2017	2016 vs 2017

	(in thousands)
Revenue as reported	$407,201	$542,022	33.1%
Conversion impact U.S dollar/other currencies		8,882
Revenue at constant currency (1)	407,201	550,904	35.3%
Americas
Revenue as reported	156,522	229,392	46.6%
Conversion impact U.S dollar/other currencies		(1,226)
Revenue at constant currency (1)	156,522	228,166	45.8%
EMEA
Revenue as reported	153,899	191,682	24.6%
Conversion impact U.S dollar/other currencies		7,670
Revenue at constant currency (1)	153,899	199,352	29.5%
Asia-Pacific
Revenue as reported	96,780	120,948	25.0%
Conversion impact U.S dollar/other currencies		2,437
Revenue at constant currency(1)	$96,780	$123,385	27.5%
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
Revenue for the three months ended June 30, 2017 increased to $542.0 million, growing 33.1% (or 35.3% on a constant currency basis), compared to the three months ended June 30, 2016. Revenue from new clients contributed 55.8% to the year-over-year revenue growth, while revenue from existing clients contributed 44.2% to the year-over-year revenue growth. This increase in revenue was primarily driven by continued innovation across devices, our broader and improved access to publisher inventory, and the addition of close to 4,500 net new clients across regions, sizes and products. Technology improvements and broader inventory reach helped generate more revenue from existing clients at constant currency. Our ability to convert and maintain a large portion of our clients to uncapped budgets was a key driver of the increase in revenue per existing client across large and midmarket clients.
The year-over-year increase was the result of our growth across all regions. Revenue in the Americas region increased 46.6% (or 45.8% on a constant currency basis) to $229.4 million for the three months ended June 30, 2017 compared to the three months ended June 30, 2016, and the region remained the largest contributor to our global growth. We had good success in client additions in retail and travel as well as in newer verticals like finance and media. Revenue in EMEA increased 24.6% (or 29.5% on a constant currency basis) to $191.7 million for the three months ended June 30, 2017 compared to the three months ended June 30, 2016. Our largest Western European markets again experienced double-digit growth. Business with existing Tier 1 and midmarket clients was particularly strong, especially with the largest of our clients in the region. The addition of Tier 1 and midmarket clients remained a significant driver across all markets. Revenue in the Asia-Pacific region increased 25.0% (or 27.5% on a constant currency basis) to $120.9 million for the three months ended June 30, 2017 compared to the three months ended June 30, 2016. Japan grew strongly again across Tier 1 and midmarket, in particular with respect to top clients. Growth in South East Asia remained strong, largely driven by a buoyant in-app business across all markets.

    Additionally, our $542.0 million of revenue for the three months ended June 30, 2017 was negatively impacted by $8.9 million as a result of changes in foreign currency against the U.S. dollar compared to the three months ended June 30, 2016.
The year-over-year growth in revenue on a constant currency basis is primarily attributable to an increased number of clicks delivered on the advertising banners displayed by us.
Our revenue depends on our ability to access and leverage user data. Notably, Apple recently announced the launch of its Intelligent Tracking Prevention feature, or ITP, as part of a new version of the Safari browser expected to be released in September 2017. This feature will make it more difficult for third-party providers like us to access data on Safari users. While we have a proven track-record of adapting quickly and effectively to business and technological changes, this change may affect our ability to access and leverage user data, which could adversely affect our revenue.
Six months ended June 30, 2017 compared to the six months ended June 30, 2016

	Six Months Ended
	June 30, 2016	June 30, 2017	2016 vs 2017

	(in thousands)
Revenue as reported	$808,454	$1,058,688	31.0%
Conversion impact U.S dollar/other currencies		12,614
Revenue at constant currency (1)	808,454	1,071,302	32.5%
Americas
Revenue as reported	303,695	437,405	44.0%
Conversion impact U.S dollar/other currencies		(4,720)
Revenue at constant currency (1)	303,695	432,685	42.5%
EMEA
Revenue as reported	313,305	380,774	21.5%
Conversion impact U.S dollar/other currencies		16,733
Revenue at constant currency (1)	313,305	397,507	26.9%
Asia-Pacific
Revenue as reported	191,454	240,509	25.6%
Conversion impact U.S dollar/other currencies		601
Revenue at constant currency(1)	$191,454	$241,110	25.9%
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
Revenue for the six months ended June 30, 2017 increased to $1,058.7 million, growing 31.0% (or 32.5% on a constant currency basis), compared to the six months ended June 30, 2016. Revenue from new clients contributed 50.4% to the year-over-year revenue growth, while revenue from existing clients contributed 49.6% to the year-over-year revenue growth. This increase in revenue was primarily driven by continued innovation across our core technology and new initiatives, our broader and improved access to publisher inventory, and the addition of close to 4,500 net new clients across regions, sizes and products. Technology improvements and broader inventory reach continued to help generate more revenue from existing clients at constant currency. Our ability to convert and maintain a large portion of our clients to uncapped budgets remained a key driver of the increase in revenue per existing client across large and midmarket clients.
The year-over-year increase was the result of our growth across all regions. Revenue in the Americas region increased 44.0% (or 42.5% on a constant currency basis) to $437.4 million for the six months ended June 30, 2017 compared to the six months ended June 30, 2016, and the region remained the largest contributor to our global growth. We signed up new Tier 1 and midmarket clients across the region and saw our new product initiatives, like CRM onboarding and store-to-web retargeting campaigns, drive higher-level discussions with clients. Revenue in EMEA increased 21.5% (or 26.9% on a constant currency basis) to $380.8 million for the six months ended June 30, 2017 compared to the six months ended June 30, 2016. Large Western European markets continued to post solid double-digit growth, with strong performance across Tier 1 and midmarket accounts. Our business with existing clients, in particular the largest ones, continued to be strong over the period. Revenue in the Asia-Pacific region increased 25.6% (or 25.9% on a constant currency basis) to $240.5 million for the six months ended June 30, 2017 compared to the six months ended June 30, 2016. Japan continued to post solid growth, in particular with our largest clients, and growth in South-East Asia remained strong across the various markets.
Additionally, our $1,058.7 million of revenue for the six months ended June 30, 2017 was negatively impacted by $12.6 million as a result of changes in foreign currency against the U.S. dollar compared to the six months ended June 30, 2016.
The year-over-year growth in revenue on a constant currency basis is primarily attributable to an increased number of clicks delivered on the advertising banners displayed by us.
Our revenue depends on our ability to access and leverage user data. Notably, Apple recently announced the launch of its Intelligent Tracking Prevention feature, or ITP, as part of a new version of the Safari browser expected to be released in September 2017. This feature will make it more difficult for third-party providers like us to access data on Safari users. While we have a proven track-record of adapting quickly and effectively to business and technological changes, this change may affect our ability to access and leverage user data, which could adversely affect our revenue.
Cost of Revenue
Three months ended June 30, 2017 compared to the three months ended June 30, 2016

	Three Months Ended		% change
	June 30, 2016	June 30, 2017	2016 vs 2017

	(in thousands, except percentages)
Traffic acquisition costs	$(240,969)	$(322,200)	33.7%
Other cost of revenue	$(20,279)	$(32,808)	61.8%
% of revenue	(64.2)%	(65.5)%
Gross profit %	35.8%	34.5%
Cost of revenue for the three months ended June 30, 2017 increased $93.7 million, or 35.9%, compared to the three months ended June 30, 2016. This increase was primarily the result of an increase of $81.2 million, or 33.7% (or 35.8% on a constant currency basis), in traffic acquisition costs and a $12.5 million, or 61.8% (or 64.8% on a constant currency basis), increase in other cost of revenue.
The increase in traffic acquisition costs related primarily to an increase of 41% in the number of impressions we purchased, driven by both publishers with whom we have direct relationships, including the Criteo Publisher Marketplace, and the main real-time bidding exchanges, both global and local. Over the period, the average cost per thousand impressions (or "CPM") decreased by 5.4% (or 3.8% on a constant currency basis).
The year-over year growth in traffic acquisition costs was the result of our strong growth across all geographies. Traffic acquisition costs in the Americas region increased 50.5% (or 50.0% on a constant currency basis) to $145.3 million for the three months ended June 30, 2017 compared to the three months ended June 30, 2016, as our purchases of impressions from the main real-time bidding exchanges increased and we maintained strong direct relationships with large premium publishers. Traffic acquisition costs in EMEA increased 22.8% (or 28.0% on a constant currency basis) to $106.6 million for the three months ended June 30, 2017 compared to the three months ended June 30, 2016, as our purchases of impressions from both large publishers with whom we have direct relationships and the main real-time bidding exchanges increased across several markets in the region. Traffic acquisition costs in the Asia-Pacific region increased 22.1% (or 25.0% on a constant currency basis) to $70.3 million for the three months ended June 30, 2017 compared to the three months ended June 30, 2016, as we increased our purchases of impressions from global and local real-time bidding exchanges to enable and support our rapid development across several markets in the region, as well as maintained strong relationships with large premium publishers in the region, in particular in Japan.

The increase in other cost of revenue includes a $6.6 million increase in hosting costs, a $4.0 million increase in allocated depreciation and amortization expense and a $1.9 million increase in other cost of sales, including additional purchases of third-party data.
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
Six months ended June 30, 2017 compared to the six months ended June 30, 2016

	Six Months Ended		% change
	June 30, 2016	June 30, 2017	2016 vs 2017

	(in thousands, except percentages)
Traffic acquisition costs	$(479,724)	$(628,893)	31.1%
Other cost of revenue	$(38,618)	$(59,963)	55.3%
% of revenue	(64.1)%	(65.1)%
Gross profit %	35.9%	34.9%
Cost of revenue for the six months ended June 30, 2017 increased $170.5 million, or 32.9%, compared to the six months ended June 30, 2016. This increase was primarily the result of an increase of $149.2 million, or 31.1% (or 33.0% on a constant currency basis), in traffic acquisition costs and a $21.3 million, or 55.3% (or 57.4% on a constant currency basis), increase in other cost of revenue.
The increase in traffic acquisition costs related primarily to an increase of 35% in the number of impressions we purchased, driven by both publishers with whom we have direct relationships, including the Criteo Publisher Marketplace, the main real-time bidding exchanges, as well as large retailers working with Criteo Sponsored Products. Over the period, the average cost per thousand impressions (or "CPM") decreased by 3.2% (or 2.1% on a constant currency basis).
The year-over year growth in traffic acquisition costs was the result of our strong growth across all geographies. Traffic acquisition costs in the Americas region increased 46.2% (or 45.0% on a constant currency basis) to $274.2 million for the six months ended June 30, 2017 compared to the six months ended June 30, 2016, as our purchases of impressions from the main real-time bidding exchanges increased and we maintained strong direct relationships with large premium publishers. Traffic acquisition costs in EMEA increased 20.3% (or 26.0% on a constant currency basis) to $214.2 million for the six months ended June 30, 2017 compared to the six months ended June 30, 2016, as our purchases of impressions from both large publishers with whom we have direct relationships and the main real-time bidding exchanges increased across several markets in the region. Traffic acquisition costs in the Asia-Pacific region increased 23.0% (or 23.0% on a constant currency basis) to $140.5 million for the six months ended June 30, 2017 compared to the six months ended June 30, 2016, as we increased our purchases of impressions from global and local real-time bidding exchanges to enable and support our rapid development across several markets in the region, as well as maintained strong relationships with large premium publishers in the region, in particular in Japan.
The increase in other cost of revenue includes a $11.2 million increase in hosting costs, a $6.9 million increase in allocated depreciation and amortization expense and a $3.2 million increase in other cost of sales, including additional purchases of third-party data.
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

Research and Development Expenses
Three months ended June 30, 2017 compared to the three months ended June 30, 2016

	Three Months Ended		% change
	June 30, 2016	June 30, 2017	2016 vs 2017

	(in thousands, except percentages)
Research and development expenses	$(30,235)	$(43,611)	44.2%
% of revenue	(7.4)%	(8.0)%
Research and development expenses for the three months ended June 30, 2017 increased $13.4 million, or 44.2%, compared to the three months ended June 30, 2016. This increase was the result of a growth in headcount to 643 employees resulting in $11.9 million of additional headcount related costs, a $0.1 million increase in allocated rent and facilities costs, a $1.6 million increase in amortization and depreciation of assets, a $0.1 million increase in consulting and professional fees and a $0.1 million increase in other costs, partially offset by an increase in the French Research Tax Credit of $0.4 million.
Six months ended June 30, 2017 compared to the six months ended June 30, 2016

	Six Months Ended		% change
	June 30, 2016	June 30, 2017	2016 vs 2017

	(in thousands, except percentages)
Research and development expenses	$(57,396)	$(83,132)	44.8%
% of revenue	(7.1)%	(7.9)%
Research and development expenses for the six months ended June 30, 2017 increased $25.7 million, or 44.8%, compared to the six months ended June 30, 2016. This increase was the result of a growth in headcount to 643 employees resulting in $22.7 million of additional headcount related costs, a $0.4 million increase in allocated rent and facilities costs, a $2.6 million increase in amortization and depreciation of assets, a $0.3 million increase in consulting and professional fees and a $0.3 million increase in other costs, partially offset by an increase in the French Research Tax Credit of $0.6 million.
Sales and Operations Expenses
Three months ended June 30, 2017 compared to the three months ended June 30, 2016

	Three Months Ended		% change
	June 30, 2016	June 30, 2017	2016 vs 2017

	(in thousands, except percentages)
Sales and operations expenses	$(69,225)	$(97,900)	41.4%
% of revenue	(17.0)%	(18.1)%

Sales and operations expenses for the three months ended June 30, 2017 increased $28.7 million, or 41.4%, compared to the three months ended June 30, 2016. This increase was the result of a growth in headcount to 1,597 employees resulting in $22.3 million of additional headcount-related costs, a $1.5 million increase in marketing events, a $2.9 million increase in allocated depreciation and amortization expense, a $0.8 million increase in allocated rent and facilities costs, a $1.0 million increase in consulting and professional fees, a $1.9 million increase in other taxes and a $0.4 million increase in other cost, partially offset by a decrease of $2.1 million in provisions for doubtful receivables and bad debts.

Six months ended June 30, 2017 compared to the six months ended June 30, 2016

	Six Months Ended		% change
	June 30, 2016	June 30, 2017	2016 vs 2017

	(in thousands, except percentages)
Sales and operations expenses	$(133,698)	$(188,631)	41.1%
% of revenue	(16.5)%	(17.8)%

Sales and operations expenses for the six months ended June 30, 2017 increased $54.9 million, or 41.1%, compared to the six months ended June 30, 2016. This increase was the result of a growth in headcount to 1,597 employees resulting in $40.4 million of additional headcount related costs, a $2.5 million increase in marketing events, a $6.1 million increase in allocated depreciation and amortization expense, a $1.8 million increase in allocated rent and facilities costs, a $1.5 million increase in consulting and professional fees, a $2.2 million increase in other taxes and a $1.5 million increase in other costs, partially offset by a $1.1 million decrease in provisions for doubtful receivables and bad debts.
General and Administrative Expenses
Three months ended June 30, 2017 compared to the three months ended June 30, 2016

	Three Months Ended		% change
	June 30, 2016	June 30, 2017	2016 vs 2017

	(in thousands, except percentages)
General and administrative expenses	$(28,610)	$(32,239)	12.7%
% of revenue	(7.0)%	(5.9)%
General and administrative expenses for the three months ended June 30, 2017 increased $3.6 million, or 12.7%, compared to the three months ended June 30, 2016. This increase was the result of a growth in headcount to 450 employees resulting in $2.3 million of additional headcount related costs, a $0.2 million increase in allocated rent and facilities costs, a $0.7 million increase in allocated depreciation and amortization expense, and a $0.9 million increase in consulting and professional fees, partially offset by a $0.5 million decrease in other costs.
Six months ended June 30, 2017 compared to the six months ended June 30, 2016

	Six Months Ended		% change
	June 30, 2016	June 30, 2017	2016 vs 2017

	(in thousands, except percentages)
General and administrative expenses	$(53,347)	$(63,754)	19.5%
% of revenue	(6.6)%	(6.0)%
General and administrative expenses for the six months ended June 30, 2017 increased $10.4 million, or 19.5%, compared to the six months ended June 30, 2016. This increase was the result of a growth in headcount to 450 employees resulting in $5.8 million of additional headcount related costs, a $0.6 million increase in allocated rent and facilities costs, a $1.3 million increase in allocated depreciation and amortization expense and a $3.2 million increase in consulting and professional fees, partially offset by a $0.5 million decrease in other costs.

Financial Income (Expense)
Three months ended June 30, 2017 compared to the three months ended June 30, 2016

	Three Months Ended		% change
	June 30, 2016	June 30, 2017	2016 vs 2017

	(in thousands, except percentages)
Financial income (expense)	$(94)	$(2,094)	2,127.7%
% of revenue	—%	(0.4)%
Financial expense for the three months ended June 30, 2017 increased by $2.0 million, or 2,127.7%, compared to the three months ended June 30, 2016. The $2.1 million financial expense for the three months ended June 30, 2017 was driven by the hedging cost related to an intra-group position between Criteo S.A. and its U.S. subsidiary in the context of the funding of HookLogic acquisition in November 2016 and the non-utilization fees incurred as part of our available RCF financing. The $0.1 million financial expense for the three months ended June 30, 2016 was mainly the result of a neutral impact of foreign exchange reevaluations and related hedging together with the recognition of the fees related to the revolving credit facility entered into in September 2015 (as amended in March 2017).
Six months ended June 30, 2017 compared to the six months ended June 30, 2016

	Six Months Ended		% change
	June 30, 2016	June 30, 2017	2016 vs 2017

	(in thousands, except percentages)
Financial income (expense)	$(1,412)	$(4,427)	213.5%
% of revenue	(0.2)%	(0.4)%
Financial expense for the six months ended June 30, 2017 increased by $3.0 million, or 213.5%, compared to the six months ended June 30, 2016. The $4.4 million financial expense for the six months ended June 30, 2017 was driven by the interest accrued as a result of the $75.0 million drawn on the revolving credit facility entered into in September 2015 (as amended in March 2017) and the hedging cost related to an intra-group position between Criteo S.A. and its U.S. subsidiary, both in the context of the funding of HookLogic acquisition in November 2016, as well as the non-utilization fees incurred as part of our available RCF financing. The $1.4 million financial expense for the six months ended June 30, 2016 was mainly a result of the recognition of negative impact of foreign exchange reevaluations and related hedging recorded during the first quarter, together with the fees related to the revolving credit facility entered into in September 2015 (as amended in March 2017).

Provision for Income Taxes
Six months ended June 30, 2017 compared to the six months ended June 30, 2016

	Six Months Ended		% change
	June 30, 2016	June 30, 2017	2016 vs 2017

	(in thousands, except percentages)
Provision for income taxes	$(12,394)	$(7,866)	(36.5)%
% of revenue	(1.5)%	(0.7)%
Effective tax rate	28.0%	26.3%
For the six months ended June 30, 2016 and 2017, we utilized an annual estimated tax rate of 28% and 30% respectively to calculate the provision for income taxes. The effective tax rate was 28.0% and 26.3% for the six months ended June 30, 2016 and 2017, respectively. The difference between the annual estimated tax rate and the effective tax rate for six months ended June 30, 2017 is due to the tax impact of discrete items such as share-based compensation in the United States.
Net Income
Three months ended June 30, 2017 compared to the three months ended June 30, 2016

	Six Months Ended		% change
	June 30, 2016	June 30, 2017	2016 vs 2017

	(in thousands, except percentages)
Net income	$13,339	7,505	(43.7)%
% of revenue	3.3%	1.4%

Net income for the three months ended June 30, 2017 decreased $5.8 million, or (43.7)%, compared to the three months ended June 30, 2016. This decrease was the result of the factors discussed above, in particular, a $4.6 million decrease in income from operations and a $2.0 million increase in financial expense, partially offset by a $0.8 million decrease in provision for income taxes compared to the three months ended June 30, 2016.
Six months ended June 30, 2017 compared to the six months ended June 30, 2016

	Six Months Ended		% change
	June 30, 2016	June 30, 2017	2016 vs 2017

	(in thousands, except percentages)
Net income	$31,865	$22,022	(30.9)%
% of revenue	3.9%	2.1%

Net income for the six months ended June 30, 2017 decreased $9.8 million, or (30.9)%, compared to the six months ended June 30, 2016. This decrease was the result of the factors discussed above, in particular, a $11.3 million decrease in income from operations and a $3.0 million increase in financial expense, partially offset by a $4.5 million decrease in provision for income taxes compared to the three months ended June 30, 2016.

Revenue, Traffic Acquisition Costs and Revenue ex-TAC by Region
The following table sets forth our revenue, traffic acquisition costs and Revenue ex-TAC by geographic region, including the Americas (North and South America), Europe, Middle East and Africa, or EMEA, and Asia-Pacific.

	Three Months Ended			Six Months Ended
Region	June 30, 2016	June 30, 2017	Year over Year Change	June 30, 2016	June 30, 2017	Year over Year Change

Revenue:	(amounts in thousands, except percentages)
Americas	$156,522	$229,392	47%	$303,695	$437,405	44%
EMEA	153,899	191,682	25%	313,305	380,774	22%
Asia-Pacific	96,780	120,948	25%	191,454	240,509	26%
Total	407,201	542,022	33%	808,454	1,058,688	31%

Traffic acquisition costs:
Americas	(96,560)	(145,289)	50%	(187,488)	(274,156)	46%
EMEA	(86,820)	(106,605)	23%	(178,006)	(214,189)	20%
Asia-Pacific	(57,589)	(70,306)	22%	(114,230)	(140,548)	23%
Total	(240,969)	(322,200)	34%	(479,724)	(628,893)	31%

Revenue ex-TAC (1):
Americas	59,962	84,103	40%	116,207	163,249	40%
EMEA	67,079	85,077	27%	135,299	166,585	23%
Asia-Pacific	39,191	50,642	29%	77,224	99,961	29%
Total	$166,232	$219,822	32%	$328,730	$429,795	31%

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

	Three Months Ended			Six Months Ended
	June 30, 2016	June 30, 2017	YoY Change	June 30, 2016	June 30, 2017	YoY Change
	(amounts in thousands, except percentages)

Revenue as reported	$407,201	$542,022	33%	$808,454	$1,058,688	31%
Conversion impact U.S. dollar/other currencies		8,882			12,614
Revenue at constant currency	$407,201	$550,904	35%	$808,454	$1,071,302	33%

Traffic acquisition costs as reported	$(240,969)	$(322,200)	34%	$(479,724)	$(628,893)	31%
Conversion impact U.S. dollar/other currencies		$(5,142)			$(7,373)
Traffic Acquisition Costs at constant currency	$(240,969)	$(327,342)	36%	$(479,724)	$(636,266)	33%

Revenue ex-TAC as reported	$166,232	$219,822	32%	$328,730	$429,795	31%
Conversion impact U.S. dollar/other currencies		$3,740			$5,241
Revenue ex-TAC at constant currency	$166,232	$223,562	34%	$328,730	$435,036	32%
Revenue ex-TAC/Revenue as reported	41%	41%		41%	41%

Other cost of revenue as reported	$(20,279)	$(32,808)	62%	$(38,618)	$(59,963)	55%
Conversion impact U.S. dollar/other currencies		(610)			(827)
Other cost of revenue at constant currency	$(20,279)	$(33,418)	65%	$(38,618)	$(60,790)	57%

Adjusted EBITDA as reported	$39,201	$54,086	38%	$88,046	$110,540	26%
Conversion impact U.S. dollar/other currencies		1,435			2,603
Adjusted EBITDA at constant currency	$39,201	$55,521	42%	$88,046	$113,143	29%

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
Our cash and cash equivalents are invested primarily in demand deposit accounts and money market funds that are currently providing only a minimal return. Our cash and cash equivalents at June 30, 2017 were held for working capital and general corporate purposes, which could include acquisitions, and amounted to $308.2 million as of June 30, 2017. The $37.9 million increase in cash and cash equivalents compared with December 31, 2016 primarily resulted from $104.7 million in cash from operating activities. This was offset by $52.9 million used for investing activities and $53.0 million of cash used for financing activities over the period. The cash used for investing activities is mainly related to $55.3 million in capital expenditures. The cash used for financing activities is primarily related to the payment of the $75 million drawn on the RCF for the acquisition of HookLogic offset by $24.5 million from the exercise of stock options. In addition, the increase in cash includes a $39.1 million positive impact of changes in foreign exchange rates on our cash position over the period. We do not enter into investments for trading or speculative purposes. Our policy is to invest any cash in excess of our immediate requirements in investments designed to preserve the principal balance and provide liquidity. Accordingly, our cash and cash equivalents are invested primarily in demand deposit accounts and money market funds that are currently providing only a minimal return.
Operating and Capital Expenditure Requirements
For the six months ended June 30, 2016 and 2017, our capital expenditures were $34.5 million and $55.3 million, respectively, primarily related to the acquisition of data center and server equipment as well as furnishing and leasehold improvements of new offices. We believe our existing cash balances will be sufficient to meet our anticipated cash requirements through at least the next 12 months. Our future working capital requirements will depend on many factors, including the rate of our revenue growth, the amount and timing of our investments in personnel and capital equipment, and the timing and extent of our introduction of new products and product enhancements. If our cash and cash equivalents balances and cash flows from operating activities are insufficient to satisfy our liquidity requirements, we may need to raise additional funds through equity, equity-linked or debt financings to support our operations, and such financings may not be available to us on acceptable terms, or at all. We may also need to raise additional funds in the event we determine in the future to effect one or more acquisitions of businesses, technologies, assets or products. If we are unable to raise additional funds when needed, our operations and ability to execute our business strategy could be adversely affected. If we raise additional funds through the incurrence of indebtedness, such indebtedness would have rights that are senior to holders of our equity securities and could contain covenants that restrict our operations. Any additional equity financing will be dilutive to our shareholders.
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

Historical Cash Flows
The following table sets forth our cash flows for the six month period ended June 30, 2016 and 2017:

	Six Months Ended
	June 30, 2016	June 30, 2017

	(in thousands)
Cash from operating activities	$38,181	$104,729
Cash used in investing activities	$(38,993)	$(52,935)
Cash used for financing activities	$13,022	$(53,049)
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
For the six months ended June 30, 2017, net cash provided by operating activities was $104.7 million and consisted of net income of $22.0 million, $84.4 million in adjustments for certain operating items and changes in working capital of $25.8 million partially offset by $27.5 million of income taxes paid during the first six months of 2017. Adjustments for certain operating items primarily consisted of depreciation and amortization expense of $46.7 million, equity awards compensation expense of $29.9 million and $20.3 million of accrued income taxes, partially offset by $12.4 million of changes in deferred tax assets. The $25.8 million increase in cash from changes in working capital primarily consisted of a $36.2 million decrease in trade receivables, a $13.3 million increase in other current liabilities such as payroll and payroll related expenses and VAT payables, and a $2.6 million decrease in other current assets including prepaid expenses and value-added tax ("VAT") receivables. This was partially offset by a $26.3 million decrease in trade payables.
Investing Activities
Our investing activities to date have consisted primarily of purchases of property and equipment and business acquisitions.
For the six months ended June 30, 2017, net cash used in investing activities was $52.9 million and consisted of $55.3 million for purchases of property and equipment partially offset by $1.3 million for various lease deposits and $1.1 million in payments for acquired business due to a change in the purchase price for HookLogic.
Financing Activities
For the six months ended June 30, 2017, net cash used for financing activities was $53.0 million resulting from $79.2 million in repayment of borrowings (mainly due to the repayment of the $75.0 million drawn on the RCF) partially offset by $24.5 million of share option exercises, $1.5 million of additional borrowings on the Chinese RCF, and $0.3 million of other financial liabilities.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Market Risk

We are mainly exposed to foreign currency exchange rate fluctuations. There have been no material changes to our exposure to market risk during the first six months of 2017.

For a description of our foreign exchange risk, please see "Item 7. Management's Discussion and Analysis of Financial Condition ans Results of Operations - B. Liquidity and Capital Resources" in our Annual Report on Form 10-K for the year ended December 31, 2016.
A 10% increase or decrease of the Pound Sterling, the Euro, the Japanese yen or the Brazilian real against the U.S. dollar would have impacted the Consolidated Statements of Income as follows:

	Six Months Ended
	June 30, 2016		June 30, 2017

	(in thousands)
GBP/USD	+10%	-10%	+10%	-10%
Net income impact	$(228)	$228	$115	$(115)

	Six Months Ended
	June 30, 2016		June 30, 2017

	(in thousands)
BRL/USD	+10%	-10%	+10%	-10%
Net income impact	$430	$(430)	$(17)	$17

	Six Months Ended
	June 30, 2016		June 30, 2017

	(in thousands)
JPY/USD	+10%	-10%	+10%	-10%
Net income impact	$492	$(492)	$701	$(701)

	Six Months Ended
	June 30, 2016		June 30, 2017

	(in thousands)
EUR/USD	+10%	-10%	+10%	-10%
Net income impact	$2,827	$(2,827)	$4,192	$(4,192)
Credit Risk and Trade receivables
For a description of our credit risk and trade receivables, please see "Note 3. Financial instruments" in the Notes to the Consolidated Financial Statements.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Based on their evaluation as of June 30, 2017, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective to provide reasonable assurance that (i) the information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and (ii) such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Item 6. Exhibits.
Exhibit Index

Incorporated by Reference
Exhibit	Description	Schedule/ Form	File Number	Exhibit	File Date
3.1	By-laws (status) (English translation)	8-K	001-36153	3.1	June 29, 2017
10.1†	Amended and Restated 2015 Time-Based Free Share Plan (including form of Allocation Letter) (English translation)	S-8	333-219496	99.3	July 27, 2017
31.1#	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2#	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
†    Indicates a benefits plan.
#    Filed herewith.
*    Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CRITEO S.A.
(Registrant)

	By:	/s/ Benoit Fouilland
Date: August 8, 2017	Name:	Benoit Fouilland
	Title:	Chief Financial Officer
(Principal financial officer and duly authorized signatory)