Form 10-Q
period 2017-09-30
Criteo S.A.
filed 2017-11-08
CIK 1576427

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended September 30, 2017

or

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
If an emerging growth company, indicate by check mark if the registrant has not elected to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐    No ☒
          As of October 31, 2017, the registrant had 65,993,182 ordinary shares, nominal value €0.025 per share, outstanding.

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

You should refer to Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2016, and to Part II, Item 1A "Risk Factors" of this Form 10-Q, for a discussion of important factors that may cause our actual results to differ materially from those expressed or implied by our forward-looking statements. As a result of these factors, we cannot assure you that the forward-looking statements in this Form 10-Q will prove to be accurate. Furthermore, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified time frame or at all. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.
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

PART I
Item 1. Financial Statements.
CRITEO S.A.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION (UNAUDITED)

	Notes	December 31, 2016	September 30, 2017

		(in thousands)
Assets
Current assets:
Cash and cash equivalents	3	$270,317	357,983
Trade receivables, net of allowances	4	397,244	373,922
Income taxes		2,741	5,295
Other taxes		52,942	46,095
Other current assets	5	19,340	26,945
Total current assets		742,584	810,240
Property, plant and equipment, net		108,581	134,885
Intangible assets, net	6	102,944	99,714
Goodwill	7	209,418	236,363
Non-current financial assets	3	17,029	19,350
Deferred tax assets		30,630	57,642
Total non-current assets		468,602	547,954
Total assets		$1,211,186	$1,358,194
Liabilities and shareholders' equity
Current liabilities:
Trade payables		$365,788	$350,690
Contingencies	14	654	1,553
Income taxes		14,454	16,341
Financial liabilities - current portion	9	7,969	7,943
Other taxes		44,831	42,713
Employee - related payables		55,874	59,661
Other current liabilities	8	30,221	26,802
Total current liabilities		519,791	505,703
Deferred tax liabilities		686	28,719
Retirement benefit obligation		3,221	3,690
Financial liabilities - non current portion	9	77,611	2,525
Other non-current liabilities		—	4,290
Total non-current liabilities		81,518	39,224
Total liabilities		601,309	544,927
Commitments and contingencies
Shareholders' equity:
Common shares, €0.025 par value, 63,978,204 and 65,551,174 shares authorized, issued and outstanding at December 31, 2016 and September 30, 2017, respectively.		2,093	2,137
Additional paid-in capital		488,277	568,171
Accumulated other comprehensive (loss)		(88,593)	(21,386)
Retained earnings		198,355	247,821
Equity-attributable to shareholders of Criteo S.A.		600,132	796,743
Non-controlling interests		9,745	16,524
Total equity		609,877	813,267
Total equity and liabilities		$1,211,186	$1,358,194
The accompanying notes form an integral part of these unaudited condensed consolidated financial statements.

CRITEO S.A.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

		Three Months Ended		Nine Months Ended
	Notes	September 30, 2016	September 30, 2017	September 30, 2016	September 30, 2017
		(in thousands, except share per data)

Revenue		$423,867	$563,973	$1,232,321	$1,622,661

Cost of revenue:
Traffic acquisition costs		(247,310)	(329,576)	(727,034)	(958,469)
Other cost of revenue		(22,332)	(29,951)	(60,950)	(89,914)

Gross profit		154,225	204,446	444,337	574,278

Operating expenses:
Research and development expenses		(30,701)	(43,860)	(88,097)	(126,992)
Sales and operations expenses		(68,164)	(95,184)	(201,862)	(283,815)
General and administrative expenses		(32,492)	(32,389)	(85,839)	(96,143)
Total operating expenses		(131,357)	(171,433)	(375,798)	(506,950)
Income from operations		22,868	33,013	68,539	67,328
Financial (expense)	11	(570)	(2,886)	(1,982)	(7,313)
Income before taxes		22,298	30,127	66,557	60,015
Provision for income taxes	12	(7,574)	(7,858)	(19,968)	(15,724)
Net income		$14,724	$22,269	$46,589	$44,291

Net income available to shareholders of Criteo S.A.		$13,539	$19,774	$42,869	$38,185
Net income available to non-controlling interests		$1,185	$2,495	$3,720	$6,106

Net income allocated to shareholders of Criteo S.A. per share:
Basic	13	$0.21	$0.30	$0.68	$0.59
Diluted	13	$0.21	$0.29	$0.66	$0.56

Weighted average shares outstanding used in computing per share amounts:
Basic	13	63,628,351	65,412,326	63,163,922	64,881,751
Diluted	13	65,816,422	68,200,343	65,429,757	67,876,791
The accompanying notes form an integral part of these unaudited condensed consolidated financial statements.

CRITEO S.A.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30, 2016	September 30, 2017	September 30, 2016	September 30, 2017
	(in thousands)

Net income	$14,724	$22,269	$46,589	$44,291
Foreign currency translation differences, net of taxes	2,649	20,972	12,677	66,826
Foreign currency translation differences	2,649	20,972	12,677	66,826
Income tax effect	—	—	—	—
Actuarial (losses) gains on employee benefits, net of taxes	(73)	155	(282)	745
Actuarial losses on employee benefits	(90)	184	(341)	882
Income tax effect	17	(29)	59	(137)
Comprehensive income (loss)	$17,300	$43,396	$58,984	$111,862
Attributable to shareholders of Criteo S.A.	$15,991	$41,002	$54,113	$105,391
Attributable to non-controlling interests	$1,309	$2,394	$4,871	$6,471
The accompanying notes form an integral part of these unaudited condensed consolidated financial statements.

CRITEO S.A.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended			Nine Months Ended
	September 30, 2016	September 30, 2017		September 30, 2016	September 30, 2017
	(in thousands)
Net income	$14,724	$22,269		$46,589	$44,291
Non-cash and non-operating items	36,609	61,995		96,235	146,443
- Amortization and provisions	16,030	25,990		45,555	72,681
- Equity awards compensation expense (1)	13,965	22,028		30,030	51,887
- Interest accrued and non-cash financial income and expenses	(960)	(25)		638	7
- Change in deferred taxes	(3,121)	(8,164)		(7,545)	(20,569)
- Income tax for the period	10,695	16,022		27,557	36,293
- Other	—	6,144		—	6,144
Changes in working capital related to operating activities	4,576	(12,372)		(22,860)	13,418
- (Increase)/decrease in trade receivables	(2,160)	(991)		(4,528)	35,220
- Increase/(decrease) in trade payables	11,218	(5,031)		(3,931)	(31,284)
- (Increase)/decrease in other current assets	(2,856)	4,001		(18,633)	6,581
- Increase/(decrease) in other current liabilities	(1,626)	(10,351)		4,232	2,901
Income taxes paid	(12,278)	(10,165)		(38,152)	(37,696)
CASH FROM OPERATING ACTIVITIES	43,631	61,727		81,812	166,456
Acquisition of intangible assets, property, plant and equipment	(15,792)	(20,999)		(54,970)	(74,275)
Change in accounts payable related to intangible assets, property, plant and equipment	(4,115)	(6,774)		570	(8,760)
Payments for acquired business, net of cash acquired	—	73		(5,074)	1,125
Change in other non-current financial assets	(377)	(157)		197	1,117
CASH USED FOR INVESTING ACTIVITIES	(20,284)	(27,857)		(59,277)	(80,793)
Issuance of long-term borrowings	739	2,220		3,798	3,674
Repayment of borrowings	32	(4,672)		(5,416)	(83,893)
Proceeds from capital increase	1,600	5,164		17,182	29,619
Change in other financial liabilities	(25)	15,082	[2]	(196)	15,346
CASH FROM (USED FOR) FINANCING ACTIVITIES	2,346	17,794		15,368	(35,254)

CHANGE IN NET CASH AND CASH EQUIVALENTS	25,693	51,664		37,903	50,409
Net cash and cash equivalents at beginning of period	377,407	308,185		353,537	270,317
Effect of exchange rates changes on cash and cash equivalents	4,058	(1,866)	[2]	15,718	37,257
Net cash and cash equivalents at end of period	$407,158	$357,983		$407,158	$357,983
(1) Of which $13.1 million and $21.4 million of equity awards compensation expense consisted of share-based compensation expense according to ASC 718 Compensation - stock compensation for the quarter ended September 30, 2016 and 2017, respectively, and $28.6 million and $50.7 million of equity awards compensation expense consisted of share-based compensation expense according to ASC 718 Compensation - stock compensation for the nine month period ended September 30, 2016 and 2017, respectively.
(2) During the three months ended September 30, 2017, the Company reported the cash impact of the settlement of hedging derivatives in cash from (used for) financing activities in the unaudited consolidated statements of cash flows. This resulted in a $9.0 million reclassification from the line "Effect of exchange rates changes on cash and cash equivalents" to "Change in other financial liabilities" and a $6.0 million movement on the line "Change in other financial liabilities" for the quarter ended September 30, 2017.
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

In May 2017, the FASB issued ASU 2017-09 Compensation - Stock Compensation (Topic 718). ASU 2017-09 was issued to provide clarity and reduce diversity in practice and complexity when applying the guidance in Topic 718 to a change in terms or conditions of a share based payment award. Under the new guidance, modification accounting is required only if the fair value, the vesting conditions, or the classification of the award changes as a result of the change in terms or conditions. The amendments are effective for annual periods and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted and should be applied prospectively to an award modified on or after the adoption date. To date, Criteo has not yet had any modifications of its share-based awards. We intend to adopt the standard on the effective date of January 1, 2018. The adoption of ASU 2017-09 is not expected to have a material impact on our financial position or results of operations.
In August 2017, the FASB issued ASU 2017-12 Derivatives and Hedging (Topic 815), Targeted Improvements to Accounting for Hedging Activities. ASU 2017-12 was issued with the objective of improving the financial reporting of hedging relationships to better portray the economic results of an entity’s risk management activities in it’s financial statements as well as to simply the application of hedge accounting guidance in current GAAP. The amendments in this update are effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact of the adoption of ASU 2017-12 on its consolidated financial statements.

Note 2. Significant Events and Transactions of the Period

Restructuring of our China Operations

In May 2017, the Company announced it would no longer continue to serve the domestic market in China and would refocus its China operations entirely on the export business. As such, we have recorded $3.3 million in restructuring charges for the nine months ended September 30, 2017, as follows:

Nine Months Ended
September 30, 2017
(in thousands)
Severance costs	$802
Facility Exit Costs	2,265
Other	232
Total restructuring costs	$3,299

For the three months ended September 30, 2017, no additional restructuring costs have been recorded in the period.

For the nine months ended September 30, 2017, $2.5 million was included in Other Cost of Revenue, $0.7 million in Sales and Operations expenses, and $0.1 million was included in General and Administrative expenses.

The following table summarizes restructuring activities as of September 30, 2017 included in other current liabilities on the balance sheet:

Nine Months Ended
September 30, 2017
(in thousands)
Restructuring liability - January 1, 2017	$—
Restructuring charges	3,299
Amounts paid	$(1,200)
Other	(231)
Restructuring liability - September 30, 2017	$1,868

Repayment of the amount drawn on the Group Revolving Credit Facility agreement
As of December 31, 2016, $75.0 million was drawn on the Multicurrency Revolving Facility Agreement relating to the acquisition of HookLogic. This amount was re-paid in full during the second quarter of 2017 resulting in a nil balance as of September 30, 2017.

Note 3. Financial Instruments
Credit Risk
The maximum exposure to credit risk at the end of each reported period is represented by the carrying amount of financial assets, and summarized in the following table:

	December 31, 2016	September 30, 2017

Cash and cash equivalents	$270,317	$357,983
Trade receivables, net of allowance	397,244	373,922
Other taxes	52,942	46,095
Other current assets	19,340	26,945
Non-current financial assets	17,029	19,350
Total	$756,872	$824,295
As of December 31, 2016 and September 30, 2017, no customer accounted for 10% or more of trade receivables.
We perform ongoing credit evaluations of our customers and do not require collateral. We maintain an allowance for estimated credit losses. During the twelve-month period ended December 31, 2016 and the nine-month period ended September 30, 2017, our allowance for doubtful accounts increased by $5.4 million and $5.1 million, respectively.
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
For each period presented, the aging of trade receivables and allowances for potential losses is as follows:

	December 31, 2016				September 30, 2017
	Gross value	%	Allowance	%	Gross value	%	Allowance	%
	(in thousands)		(in thousands)		(in thousands)		(in thousands)

Not yet due	$265,600	65.0%	$—	—%	$318,476	81.6%	$(8)	—%
0 - 30 days	92,163	22.5%	(49)	0.4%	11,370	2.9%	—	—%
31 - 60 days	19,747	4.8%	(182)	1.6%	20,100	5.1%	(534)	3.2%
61 - 90 days	6,055	1.5%	(191)	1.6%	8,136	2.1%	(100)	0.6%
> 90 days	25,277	6.2%	(11,176)	96.4%	32,560	8.3%	(16,078)	96.2%
Total	$408,842	100.0%	$(11,598)	100.0%	$390,642	100.0%	$(16,720)	100.0%

Financial Liabilities

	December 31, 2016
	Carrying Value	Fair value

	(in thousands)
Trade payables	$365,788	$365,788
Other taxes	44,831	44,831
Employee-related payables	55,874	55,874
Other current liabilities	30,221	30,221
Financial liabilities	85,580	85,580
Total	$582,294	$582,294

	September 30, 2017
	Carrying Value	Fair value

	(in thousands)
Trade payables	$350,690	$350,690
Other taxes	42,713	42,713
Employee-related payables	59,661	59,661
Other current liabilities	26,802	26,802
Financial liabilities	10,468	10,468
Total	$490,334	$490,334

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

	December 31, 2016
	Carrying Value	Fair value

	(in thousands)
Derivative Assets:
Included in other current assets	$—	$—

Derivative Liabilities:
Included in financial liabilities - current portion	$1,968	$1,968

	September 30, 2017
	Carrying Value	Fair value

	(in thousands)
Derivative Assets:
Included in other current assets	$—	$—

Derivative Liabilities:
Included in financial liabilities - current portion	$2,106	$2,106

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

	December 31, 2016
	Carrying Value	Fair value

	(in thousands)
Cash	$31,688	$31,688
Money market funds	88,091	88,091
Interest-bearing bank deposits	150,538	150,538
Total cash and cash equivalents	$270,317	$270,317

	September 30, 2017
	Carrying Value	Fair value

	(in thousands)
Cash	$243,895	$243,895
Money market funds	—	—
Interest-bearing bank deposits	114,088	114,088
Total cash and cash equivalents	$357,983	$357,983

Note 4. Trade Receivables
The following table shows the breakdown in trade receivables net book value for the presented periods:

	December 31, 2016	September 30, 2017

	(in thousands)
Trade accounts receivables	$408,842	$390,642
(Less) Allowance for doubtful accounts	(11,598)	(16,720)
Net book value at end of period	$397,244	$373,922
Changes in allowance for doubtful accounts are summarized below:

	2016	2017

	(in thousands)
Balance at January 1	$(6,264)	$(11,598)
Allowance for doubtful accounts	(7,733)	(7,849)
Reversal of provision	2,760	3,378
Currency translation adjustment	(10)	(651)
Balance at September 30	$(11,247)	$(16,720)
The change in allowance for doubtful accounts during the first nine months of 2017 related mainly to increased business with categories of clients associated with a higher credit risk.

Note 5. Other Current Assets
The following table shows the breakdown in other current assets net book value for the presented periods:

	December 31, 2016	September 30, 2017

	(in thousands)
Prepayments to suppliers	$2,439	$6,056
Other debtors	3,263	4,491
Prepaid expenses	13,638	16,398
Gross book value at end of period	19,340	26,945
Net book value at end of period	$19,340	$26,945
Prepaid expenses mainly consist of office rentals.

Note 6. Intangible assets
The changes in intangible assets since December 31, 2016 mainly relate to purchase accounting adjustments to technology and customer relationships following the finalization of the Monsieur Drive (acquired on May 31, 2016) purchase price allocation as well as the preliminary purchase price allocation for HookLogic (acquired on November 9, 2016) in which technology and customer relationships were identified as intangible assets. A change in this preliminary valuation may also impact the income tax related accounts. The amounts shown below may change in the near term as management continues to assess the fair value of acquired assets and liabilities within the twelve-month purchase price allocation period.

	December 31, 2016		September 30, 2017

	Useful Lives (Years)	Amounts recognized as of Acquisition Date (in millions)	Useful Lives (Years)	Amounts recognized as of Acquisition Date (in millions)
Technology	3-5 years	$34.1	3-5 years	$30.3
Customer relationships	5-9 years	65.5	5-9 years	84.5
Total identifiable intangible assets acquired		$99.6		$114.8
In addition, no triggering events have occurred during the period which would indicate impairment in the balance of intangible assets.
The estimated amortization expense related to intangible assets for the next five years and thereafter is as follows:

	Software	Technology and customer relationships	Total
From October 1 to December 31, 2017	$1,883	$3,961	$5,844
2018	6,546	15,678	22,224
2019	3,960	13,972	17,932
2020	1,577	8,628	10,205
2021	430	8,628	9,058
Thereafter	715	33,736	34,451
Total	$15,111	$84,603	$99,714

Note 7. Goodwill

Goodwill
(in thousands)
Balance at January 1, 2017	$209,418
Additions to goodwill	23,738
Currency translation adjustment	3,207
Balance at September 30, 2017	$236,363
Changes in goodwill since December 31, 2016 relate to purchase accounting adjustments to intangible assets regarding HookLogic, further to the preliminary purchase price allocation as well as the finalization of the Monsieur Drive purchase price allocation (note 6).
In addition, no triggering events have occurred during the period which would indicate impairment in the balance of goodwill.

Note 8. Other Current Liabilities
Other current liabilities are presented in the following table:

	December 31, 2016	September 30, 2017

	(in thousands)
Clients' prepayments	$9,176	$17,407
Accounts payable relating to capital expenditures	15,484	7,198
Other creditors	2,440	1,749
Deferred revenue	3,121	448
Total	$30,221	$26,802

Note 9. Financial Liabilities
The changes in current and non-current financial liabilities during the period ended September 30, 2017 are illustrated in the following schedules:

	As of January 1, 2017	New borrowings	Repayments	Change in scope	Other (1)	Currency translation adjustment	As of September 30, 2017

	(in thousands)
Borrowings	$5,524	$3,867	$(84,086)	$—	$79,880	$310	$5,495
Other financial liabilities	477	3	(241)	—	69	34	342
Derivative instruments	1,968	—	—	—	(92)	230	2,106
Current portion	7,969	3,870	(84,327)	—	79,857	574	7,943
Borrowings	77,397	—	—	—	(79,880)	4,482	1,999
Other financial liabilities	214	360	—	—	(69)	21	526
Non current portion	77,611	360	—	—	(79,949)	4,503	2,525
Borrowings	82,921	3,867	(84,086)	—	—	4,792	7,494
Other financial liabilities	691	363	(241)	—	—	55	868
Derivative instruments	1,968	—	—	—	(92)	230	2,106
Total	$85,580	$4,230	$(84,327)	$—	$(92)	$5,077	$10,468
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
During the nine months ended September 30, 2017, there were three grants of RSUs and one grant of OSAs under the Employee Share Option Plan 9 and one grant of BSAs under the Plan F, as defined in Note 19 to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2016.

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

On June 28, 2016, the general meeting of the shareholders authorized the board of directors (i) to grant up to 4,600,000 OSAs and/or RSUs, each representing the right to receive one ordinary share and (ii) to grant up to 120,000 BSAs, each representing the right to receive one ordinary share (any BSAs granted will also be deducted from the 4,600,000 limit), such authorizations collectively referred to as "Plan 10". On July 27, 2017, the board of directors granted 227,680 RSUs to Criteo employees subject to continued employment and 9,790 BSAs to board members subject to continued engagement on the board of directors under the Plan 10.
There have been no changes in the vesting and method of valuation of the BSPCEs, OSAs, RSUs, or BSAs from what was disclosed in Note 19 to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC on March 1, 2017.

Change in Number of BSPCE/OSA/RSU/BSA

	OSA/BSPCE	RSU	BSA	Total
Balance at January 1, 2017	4,960,092	3,243,279	188,125	8,391,496
Granted	355,010	1,630,612	20,615	2,006,237
Exercised	(1,515,081)	—	(57,889)	(1,572,970)
Forfeited	(288,854)	(347,411)	—	(636,265)
Expired	—	—	—	—
Balance at September 30, 2017	3,511,167	4,526,480	150,851	8,188,498
Breakdown of the Closing Balance

	OSA/BSPCE	RSU	BSA
Number outstanding	3,511,167	4,526,480	150,851
Weighted-average exercise price	€27.66	NA	€25.87
Number vested	2,111,897	NA	75,247
Weighted-average exercise price	€22.06	NA	€14.04
Weighted-average remaining contractual life of options outstanding, in years	7.13	NA	7.26

Reconciliation with the Consolidated Statements of Income

	Three Months Ended
	September 30, 2016				September 30, 2017

	(in thousands)
	R&D	S&O	G&A	Total	R&D	S&O	G&A	Total
RSUs	$(3,295)	$(4,154)	$(2,471)	$(9,920)	$(5,929)	$(9,896)	$(3,956)	$(19,781)
Share options / BSPCE	(986)	(720)	(1,505)	(3,211)	(432)	(1)	(1,169)	(1,602)
Total share-based compensation	(4,281)	(4,874)	(3,976)	(13,131)	(6,361)	(9,897)	(5,125)	(21,383)
BSAs	—	—	(834)	(834)	—	—	(645)	(645)
Total equity awards compensation expense	$(4,281)	$(4,874)	$(4,810)	$(13,965)	$(6,361)	$(9,897)	$(5,770)	$(22,028)

	Nine Months Ended
	September 30, 2016				September 30, 2017

	(in thousands)
	R&D	S&O	G&A	Total	R&D	S&O	G&A	Total
RSUs	$(6,010)	$(7,638)	$(4,755)	$(18,403)	$(13,443)	$(23,028)	$(9,354)	$(45,825)
Share options / BSPCE	(2,852)	(3,114)	(4,276)	(10,242)	(1,295)	19	(3,570)	(4,846)
Total share-based compensation	(8,862)	(10,752)	(9,031)	(28,645)	(14,738)	(23,009)	(12,924)	(50,671)
BSA	—	—	(1,385)	(1,385)	—	—	(1,216)	(1,216)
Total equity awards compensation expense	$(8,862)	$(10,752)	$(10,416)	$(30,030)	$(14,738)	$(23,009)	$(14,140)	$(51,887)

Note 11. Financial Income and Expenses
The condensed consolidated statements of income line item “Financial income (expense)” can be broken down as follows:

	Three Months Ended
	September 30, 2016	September 30, 2017
	(in thousands)

Financial income from cash equivalents	$295	$189
Interest and fees	(555)	(830)
Interest on debt	(372)	(635)
Fees	(183)	(195)
Foreign exchange gain (loss)	(301)	(2,227)
Other financial expense	(9)	(18)
Total financial income (expense)	$(570)	$(2,886)

The $2.9 million financial expense for the three months ended September 30, 2017 was driven by the hedging cost related to an intra-group position between Criteo S.A. and its U.S. subsidiary in the context of the funding of the HookLogic acquisition in November 2016 and the non-utilization fees incurred as part of our available RCF financing. The $0.6 million financial expense for the three months ended September 30, 2016 was mainly the result of a limited impact of foreign exchange reevaluations and related hedging together with the recognition of the fees related to the revolving credit facility entered into in September 2015.

	Nine Months Ended
	September 30, 2016	September 30, 2017
	(in thousands)

Financial income from cash equivalents	$1,165	$639
Interest and fees	(1,643)	(2,242)
Interest on debt	(1,155)	(1,853)
Fees	(488)	(389)
Foreign exchange gain (loss)	(1,476)	(5,660)
Other financial expense	(28)	(50)
Total financial income (expense)	$(1,982)	$(7,313)

The $7.3 million financial expense for the nine months ended September 30, 2017 was driven by the interest accrued as a result of the $75 million drawn on the revolving credit facility entered into in September 2015 (as amended in March 2017) and the hedging cost related to an intra-group position between Criteo S.A. and its U.S. subsidiary, both in the context of the funding of the HookLogic acquisition in November 2016, as well as the non-utilization fees incurred as part of our available RCF financing. The $2.0 million financial expense for the nine months ended September 30, 2016 was mainly a result of the recognition of negative impact of foreign exchange reevaluations and related hedging recorded during the first quarter, together with the fees related to the revolving credit facility entered into in September 2015.

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
The condensed consolidated statements of income line item “Provision for income taxes” can be broken down as follows:

	Nine Months Ended
	September 30, 2016	September 30, 2017
	(in thousands)
Current income tax	$(27,513)	$(36,293)
France	(12,511)	(14,164)
International	(15,002)	(22,129)
Net change in deferred taxes	7,545	20,569
France	7,087	271
International	458	20,298
Provision for income taxes	$(19,968)	$(15,724)
For the nine months ended September 30, 2016 and 2017, we used an annual estimated tax rate of 30% and 30%, respectively, to calculate the provision for income taxes. The effective tax rate was 30.0% and 26.2% for the nine months ended September 30, 2016 and 2017, respectively. The difference between the annual estimated tax rate and the effective tax rate for nine months ended September 30, 2017 is due to the tax impact of discrete items such as share-based compensation in the United States.
Current tax assets and liabilities
The total amount of current tax assets consists mainly of prepayments of income taxes by Criteo S.A., Criteo Corp. and Criteo Brazil. The current tax liabilities refers mainly to the net corporate tax payables of Criteo Italy, Criteo K.K. and Criteo Deutschland.
Ongoing tax inspection in the United States
On September 27, 2017, we received a draft notice of proposed adjustment from the Internal Revenue Service ("IRS") audit of Criteo Corp. for the year ended December 31, 2014. The amount of adjustments that may be asserted by the IRS in the final notice of proposed adjustment cannot be quantified at this time; however, based on the draft notice received, the amount to be assessed may be material. We strongly disagree with the IRS's position as asserted in the draft notice of proposed adjustment and intend to contest it.

Note 13. Earnings Per Share
Basic Earnings Per Share
We calculate basic earnings per share by dividing the net income for the period attributable to shareholders of the Parent by the weighted average number of shares outstanding.

	Three Months Ended		Nine Months Ended
	September 30, 2016	September 30, 2017	September 30, 2016	September 30, 2017
	(in thousands, except share and per share data)

Net income attributable to shareholders of Criteo S.A.	$13,539	$19,774	$42,869	$38,185
Weighted average number of shares outstanding	63,628,351	65,412,326	63,163,922	64,881,751
Basic earnings per share	$0.21	$0.30	$0.68	$0.59
Diluted Earnings Per Share
We calculate diluted earnings per share by dividing the net income attributable to shareholders of the Parent by the weighted average number of shares outstanding plus any potentially dilutive shares not yet issued from share-based compensation plans (see Note 10). There were no other potentially dilutive instruments outstanding as of September 30, 2016 and 2017. Consequently, all potential dilutive effects from shares are considered.
For each period presented, a contract to issue a certain number of shares (i.e. share option, non-employee warrant ("BSA"), restricted share unit ("RSU") or non-employee warrant ("BSPCE") is assessed as potentially dilutive if it is “in the money” (i.e., the exercise or settlement price is lower than the average market price).

	Three Months Ended		Nine Months Ended
	September 30, 2016	September 30, 2017	September 30, 2016	September 30, 2017
	(in thousands, except share and per share data)

Net income attributable to shareholders of Criteo S.A.	$13,539	$19,774	$42,869	$38,185
Weighted average number of shares outstanding of Criteo S.A.	63,628,351	65,412,326	63,163,922	64,881,751
Dilutive effect of :
Restricted share awards ("RSUs")	266,970	1,615,344	152,317	1,497,121
Share options and BSPCE	1,841,080	1,116,117	2,030,088	1,421,857
Share warrants	80,021	56,556	83,430	76,062
Weighted average number of shares outstanding used to determine diluted earnings per share	65,816,422	68,200,343	65,429,757	67,876,791
Diluted earnings per share	$0.21	$0.29	$0.66	$0.56

The weighted average number of securities that were anti-dilutive for diluted EPS for the periods presented but which could potentially dilute EPS in the future are as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2016	September 30, 2017	September 30, 2016	September 30, 2017

Restricted share awards	32,176	1,168,812	345,732	470,125
Share options and BSPCE	455,474	516,668	426,777	362,861
Share warrants	—	—	—	—
Weighted average number of anti-dilutive securities excluded from diluted earnings per share	487,650	1,685,480	772,509	832,986

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
Rent expenses relating to our offices totaled $8.3 million and $8.9 million for the three-month period ended September 30, 2016 and 2017, respectively and $23.3 million and $26.3 million for the nine-month period ended September 30, 2016 and 2017, respectively.
Hosting costs totaled $10.6 million and $13.1 million for the three-month period ended September 30, 2016 and 2017, respectively and $30.4 million and $44.2 million for the nine-month period ended September 30, 2016 and 2017, respectively.

Revolving Credit Facilities, Credit Line Facilities and Bank Overdrafts
As mentioned in Note 9, we are party to two RCFs including one with HSBC for which we can draw up to RMB 50.0 million ($7.5 million) and one with a syndicate of banks which allow us to draw up to €350.0 million ($413.2 million), further to the amendment signed in March 2017 increasing the facility amount from €250.0 million to €350.0 million and extending the term of the contract from 2020 to 2022. As of September 30, 2017, RMB 30.0 million ($4.5 million), and €0.0 million ($0.0 million), respectively, were drawn on the RCFs.
Both of these credit facilities are unsecured and contain customary events of default but do not contain any affirmative, financial or negative covenants, with the exception of the €350.0 million ($413.2 million) RCF which contains covenants, including compliance with a total net debt to adjusted EBITDA ratio and restrictions on incurring additional indebtedness. As of September 30, 2017, we were in compliance with the required leverage ratio.

Contingencies
Changes in provisions during the presented periods are summarized below:

	Provision for employee-related litigation	Other provisions	Total
	(in thousands)
Balance at January 1, 2017	$485	$169	$654
Increase	275	964	1,239
Provision used	(250)	—	(250)
Provision released not used	(100)	(58)	(158)
Currency translation adjustments	36	32	68
Balance at September 30, 2017	$446	$1,107	$1,553
- of which current	446	1,107	1,553
The amount of the provisions represent management’s best estimate of the future outflow. As of September 30, 2017, provisions are mainly in relation to employee-related litigations and business and operating risks.

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

	Americas	EMEA	Asia-Pacific	Total
For the three months ended:	(in thousands)

September 30, 2016	$160,739	$157,921	$105,207	$423,867
September 30, 2017	$228,326	$207,168	$128,479	$563,973
Revenue generated in France, the country of incorporation of the Parent, amounted to $31.8 million and $38.2 million for the three months ended September 30, 2016 and 2017, respectively.

	Americas	EMEA	Asia-Pacific	Total
For the nine months ended:	(in thousands)

September 30, 2016	$464,435	$471,226	$296,660	$1,232,321
September 30, 2017	$665,731	$587,942	$368,988	$1,622,661
Revenue generated in France, the country of incorporation of the Parent, amounted to $95.2 million and $111.8 million for the nine months ended September 30, 2016 and 2017, respectively.
Revenue generated in other significant countries where we operate is presented in the following table:

	Three Months Ended		Nine Months Ended
	September 30, 2016	September 30, 2017	September 30, 2016	September 30, 2017
	(in thousands)

Americas
United States	$134,504	$200,801	$395,769	$578,806
EMEA
Germany	$33,692	$41,882	$98,278	$132,814
United Kingdom	$24,285	$26,422	$80,024	$82,971
Asia-Pacific
Japan	$76,841	$87,400	$209,404	$266,813
As of September 30, 2016 and 2017, our largest client represented 2.5% and 2.1%, respectively, of our consolidated revenue.

Other Information
For each reported period, non-current assets (corresponding to the net book value of tangible and intangible assets) are presented in the table below. The geographical information results from the locations of legal entities.

			Of which			Of which	Of which
	Holding	Americas	United States	EMEA	Asia-Pacific	Singapore	Japan	Total
(in thousands)

December 31, 2016	$55,052	$123,308	$122,474	$7,132	$26,033	$11,574	$8,965	$211,525
September 30, 2017	$68,176	$131,611	$131,197	$8,319	$26,493	$11,388	$10,499	$234,599
Note 16. Related Parties
There were no significant related-party transactions during the period nor any change in the nature of the transactions as described in Note 24 to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

Note 17. Subsequent Events
On October 31, 2017, we announced that we decided to discontinue the product Criteo Predictive Search. We expect that this will result in approximately $4.5 million in total restructuring costs, of which $2.0 million relates to the write-off of acquisition related intangible assets, across the fourth quarter of 2017 and the first quarter of 2018.

The Company evaluated all other subsequent events that occurred after September 30, 2017 through the date of issuance of the unaudited condensed consolidated financial statements and determined there are no other significant events that require adjustments or disclosure.

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

Condensed Consolidated Statements of Income Data (Unaudited):

	Three Months Ended		Nine Months Ended
	September 30, 2016	September 30, 2017	September 30, 2016	September 30, 2017
	(in thousands, except share and per share data)

Revenue	$423,867	$563,973	$1,232,321	$1,622,661

Cost of revenue (2):
Traffic acquisition costs	(247,310)	(329,576)	(727,034)	(958,469)
Other cost of revenue	(22,332)	(29,951)	(60,950)	(89,914)
Gross profit	154,225	204,446	444,337	574,278

Operating expenses
Research and development expenses (2)	(30,701)	(43,860)	(88,097)	(126,992)
Sales and operations expenses (2)	(68,164)	(95,184)	(201,862)	(283,815)
General and administrative expenses (2)	(32,492)	(32,389)	(85,839)	(96,143)
Total operating expenses	(131,357)	(171,433)	(375,798)	(506,950)
Income from operations	22,868	33,013	68,539	67,328
Financial income (expense)	(570)	(2,886)	(1,982)	(7,313)
Income before taxes	22,298	30,127	66,557	60,015
Provision for income taxes	(7,574)	(7,858)	(19,968)	(15,724)
Net income	$14,724	$22,269	$46,589	$44,291
Net income available to shareholders of Criteo S.A. (1)	$13,539	$19,774	$42,869	$38,185
Net income available to shareholders of Criteo S.A. per share:
Basic	$0.21	$0.30	$0.68	$0.59
Diluted	$0.21	$0.29	$0.66	$0.56

Weighted average shares outstanding used in computing per share amounts:
Basic	63,628,351	65,412,326	63,163,922	64,881,751
Diluted	65,816,422	68,200,343	65,429,757	67,876,791
(1) For the three months ended September 30, 2016 and 2017, this excludes $1.2 million and $2.5 million, respectively, and for the nine months ended September 30, 2016 and 2017, this excludes $3.7 million and $6.1 million, respectively, of net income attributable to non-controlling interests held by Yahoo! Japan in our Japanese subsidiary Criteo KK.
(2) Cost of revenue and operating expenses include equity awards compensation expense, pension service costs, depreciation and amortization expense, restructuring costs, acquisition-related costs and deferred price consideration as follows:

Detailed Information on Selected Items:

	Three Months Ended		Nine Months Ended
	September 30, 2016	September 30, 2017	September 30, 2016	September 30, 2017
	(in thousands)
Equity awards compensation expense
Research and development expenses	$4,667	$6,361	$9,248	$14,738
Sales and operations expenses	5,143	9,897	11,021	23,009
General and administrative expenses	4,155	5,770	9,761	14,140
Total equity awards compensation expense	$13,965	$22,028	$30,030	$51,887

Pension service costs
Research and development expenses	55	161	160	459
Sales and operations expenses	38	65	107	184
General and administrative expenses	39	94	125	267
Total pension service costs (a)	$132	$320	$392	$910

Depreciation and amortization expense
Cost of revenue	10,406	14,320	27,846	38,419
Research and development expenses (b)	1,640	2,822	5,105	8,857
Sales and operations expenses (c)	1,813	5,102	5,604	14,988
General and administrative expenses	912	1,511	2,033	3,968
Total depreciation and amortization expense	$14,771	$23,755	$40,588	$66,232

Acquisition-related costs
General and administrative expenses	1,793	—	1,941	—
Total acquisition-related costs	$1,793	$—	$1,941	$—

Acquisition-related deferred price consideration
Research and development expenses	3	—	88	—
Total acquisition-related deferred price consideration	$3	$—	$88	$—

Restructuring
Cost of revenue	—	—	—	2,497
Sales and operations expenses	—	—	—	690
General and administrative expenses	—	—	—	112
Total Restructuring	$—	$—	$—	$3,299
(a) Effective January 1, 2012, actuarial gains and losses are recognized in other comprehensive income.
(b) Includes acquisition-related amortization of intangible assets of $1.0 million and $1.9 million for the three months ended September 30, 2016 and 2017, respectively, and $3.5 million and $6.4 million for the nine months ended September 30, 2016 and 2017, respectively.
(c) Includes acquisition-related amortization of intangible assets of $2.5 million for the three months ended September 30, 2017 and $7.4 million for the nine months ended September 30, 2017.

Consolidated Statements of Financial Position Data (Unaudited):

	December 31, 2016	September 30, 2017

	(in thousands)
Cash and cash equivalents	$270,317	$357,983
Total assets	1,211,186	1,358,194
Trade receivables, net of allowances for doubtful accounts	397,244	373,922
Total financial liabilities	85,580	10,468
Total liabilities	601,309	544,927
Total equity	$609,877	$813,267
Other Financial and Operating Data (Unaudited):

	Three Months Ended		Nine Months Ended
	September 30, 2016	September 30, 2017	September 30, 2016	September 30, 2017

	(in thousands)
Number of clients	12,882	17,299	12,882	17,299
Revenue ex-TAC (3)	$176,557	$234,397	$505,287	$664,192
Adjusted Net Income (4)	$31,299	$44,416	$81,277	$101,476
Adjusted EBITDA (5)	$53,532	$79,116	$141,578	$189,656
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

	Three Months Ended		Nine Months Ended
	September 30, 2016	September 30, 2017	September 30, 2016	September 30, 2017

	(in thousands)
Revenue	$423,867	$563,973	$1,232,321	$1,622,661
Adjustment:
Traffic acquisition costs	(247,310)	(329,576)	(727,034)	(958,469)
Revenue ex-TAC	$176,557	$234,397	$505,287	$664,192

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

	Three Months Ended		Nine Months Ended
	September 30, 2016	September 30, 2017	September 30, 2016	September 30, 2017

	(in thousands)
Net income	$14,724	$22,269	$46,589	$44,291
Adjustments:
Equity awards compensation expense	13,965	22,028	30,030	51,887
Amortization of acquisition-related intangible assets	943	4,428	3,145	13,879
Acquisition-related costs	1,793	—	1,941	—
Acquisition-related deferred price consideration	3	—	88	—
Restructuring	—	—	—	3,299
Tax impact of the above adjustments	(129)	(4,309)	(516)	(11,880)
Adjusted Net Income	$31,299	$44,416	$81,277	$101,476

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

	Three Months Ended		Nine Months Ended
	September 30, 2016	September 30, 2017	September 30, 2016	September 30, 2017
	(in thousands)
Net income	$14,724	$22,269	$46,589	$44,291
Adjustments:
Financial expense (income)	570	2,886	1,982	7,313
Provision for income taxes	7,574	7,858	19,968	15,724
Equity awards compensation expense	13,965	22,028	30,030	51,887
Pension service costs	132	320	392	910
Depreciation and amortization expense	14,771	23,755	40,588	66,232
Acquisition-related costs	1,793	—	1,941	—
Acquisition-related deferred price consideration	3	—	88	—
Restructuring	—	—	—	3,299
Total net adjustments	38,808	56,847	94,989	145,365
Adjusted EBITDA	$53,532	$79,116	$141,578	$189,656

Results of Operations for the Periods Ended September 30, 2016 and 2017 (Unaudited)
The tables as of September 30, 2017 presented below include the contribution of HookLogic Inc. (acquisition of the company completed on November 9, 2016).
Revenue
Three months ended September 30, 2017 compared to the three months ended September 30, 2016

	Three Months Ended
	September 30, 2016	September 30, 2017	2017 vs 2016

	(in thousands)
Revenue as reported	$423,867	$563,973	33.1%
Conversion impact U.S dollar/other currencies		(2,509)
Revenue at constant currency (1)	423,867	561,464	32.5%
Americas
Revenue as reported	160,739	228,326	42.0%
Conversion impact U.S dollar/other currencies		(1,021)
Revenue at constant currency (1)	160,739	227,305	41.4%
EMEA
Revenue as reported	157,921	207,168	31.2%
Conversion impact U.S dollar/other currencies		(8,226)
Revenue at constant currency (1)	157,921	198,942	26.0%
Asia-Pacific
Revenue as reported	105,207	128,479	22.1%
Conversion impact U.S dollar/other currencies		6,738
Revenue at constant currency(1)	$105,207	$135,217	28.5%
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
Revenue for the three months ended September 30, 2017 increased to $564.0 million, growing 33.1% (or 32.5% on a constant currency basis), compared to the three months ended September 30, 2016. Revenue from new clients contributed 67.1% to the year-over-year revenue growth , while revenue from existing clients contributed 32.9% to the year-over-year revenue growth. This increase in revenue was primarily driven by continued innovation across devices, our broader and improved access to publisher inventory, and the addition of over 4,400 net new clients across regions, sizes and products. Technology improvements and broader inventory reach helped generate more revenue from existing clients at constant currency. Our ability to convert and maintain a large portion of our clients to uncapped budgets was a key driver of the increase in revenue per existing client across large and midmarket clients.
The year-over-year increase was the result of our growth across all regions. Revenue in the Americas region increased 42.0% (or 41.4% on a constant currency basis) to $228.3 million for the three months ended September 30, 2017 compared to the three months ended September 30, 2016, and the region remained the largest contributor to our global growth. Revenue in the U.S., our largest market worldwide, increased 47% at constant currency over the period. We continued to add clients in both Tier-1 and midmarket and further grew Criteo Sponsored Products with retailers and brands in the U.S. market. Revenue in EMEA increased 31.2% (or 26.0% on a constant currency basis) to $207.2 million for the three months ended September 30, 2017 compared to the three months ended September 30, 2016. This was largely driven by the growth in our existing clients' spending with us, across verticals and client sizes, in particular in large European markets, as well as the early deployment of Criteo Sponsored Products in the region. Revenue in the Asia-Pacific region increased 22.1% (or 28.5% on a constant currency basis) to $128.5 million for the three months ended September 30, 2017 compared to the three months ended September 30, 2016. This growth continued to be led by existing Tier-1 clients in Japan and Korea and new midmarket clients across the region.

    Additionally, our $564.0 million of revenue for the three months ended September 30, 2017 was positively impacted by $2.5 million as a result of changes in foreign currency against the U.S. dollar compared to the three months ended September 30, 2016.
The year-over-year growth in revenue on a constant currency basis is primarily attributable to an increased number of clicks delivered on the advertising banners displayed by us.
The release of Apple's Intelligent Tracking Prevention feature, or ITP, on September 19, 2017 had a minimal net negative impact on our Revenue and Traffic Acquisition Costs ("TAC") in the third quarter of 2017 of less than $1.0 million. Given our expectations for the iOS 11 roll out and our coverage of Safari users, we expect ITP will have a net negative impact on our Revenue and TAC in the fourth quarter of 2017 between 8% and 10% relative to our base case projections for the quarter. Factored into our 2018 plans, we currently expect ITP could have a net negative impact on our Revenue and TAC ranging from 9% to 13% next year relative to our base case projections as the roll out of iOS11 continues and we improve our ability to mitigate a larger portion of the ITP impact. Refer to Part II Item 1A. "Risk Factors".
Nine months ended September 30, 2017 compared to the nine months ended September 30, 2016

	Nine Months Ended
	September 30, 2016	September 30, 2017	2017 vs 2016

	(in thousands)
Revenue as reported	$1,232,321	$1,622,661	31.7%
Conversion impact U.S dollar/other currencies		10,107
Revenue at constant currency (1)	1,232,321	1,632,768	32.5%
Americas
Revenue as reported	464,435	665,731	43.3%
Conversion impact U.S dollar/other currencies		(5,739)
Revenue at constant currency (1)	464,435	659,992	42.1%
EMEA
Revenue as reported	471,226	587,942	24.8%
Conversion impact U.S dollar/other currencies		8,507
Revenue at constant currency (1)	471,226	596,449	26.6%
Asia-Pacific
Revenue as reported	296,660	368,988	24.4%
Conversion impact U.S dollar/other currencies		7,339
Revenue at constant currency(1)	$296,660	$376,327	26.9%
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
Revenue for the nine months ended September 30, 2017 increased to $1,622.7 million, growing 31.7% (or 32.5% on a constant currency basis), compared to the nine months ended September 30, 2016. Revenue from new clients contributed 50.5% to the year-over-year revenue growth , while revenue from existing clients contributed 49.5% to the year-over-year revenue growth. This increase in revenue was primarily driven by continued innovation across our core technology and new initiatives, our broader and improved access to publisher inventory, and the addition of over 4,400 net new clients across regions, sizes and products. Technology improvements and broader inventory reach continued to help generate more revenue from existing clients at constant currency. Our ability to convert and maintain a large portion of our clients to uncapped budgets remained a key driver of the increase in revenue per existing client across large and midmarket clients.
The year-over-year increase was the result of our growth across all regions. Revenue in the Americas region increased 43.3% (or 42.1% on a constant currency basis) to $665.7 million for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016, and the region remained the largest contributor to our global growth. We saw a continued high pace of new business and additions in both Tier-1 and midmarket clients, partly driven by higher-level client discussions enabled by new product initiatives, like CRM onboarding and store-to-web retargeting campaigns. The deployment of Criteo Sponsored Products with new retailers and brands in the U.S. continued to foster the growth in the region. Revenue in EMEA increased 24.8% (or 26.6% on a constant currency basis) to $587.9 million for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016. Our business with existing clients, in particular the largest ones, continued to be strong over the period. Our large Western European markets, in particular Germany, continued to post solid double-digit growth across Tier 1 and midmarket clients. We continued to deploy Criteo Sponsored Products in the largest markets in the region. Revenue in the Asia-Pacific region increased 24.4% (or 26.9% on a constant currency basis) to $369.0 million for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016. Japan and Korea continued to post solid growth, in particular with existing large clients, and midmarket growth remained strong across the various markets in the region.
Additionally, our $1,622.7 million of revenue for the nine months ended September 30, 2017 was negatively impacted by $10.1 million as a result of changes in foreign currency against the U.S. dollar compared to the nine months ended September 30, 2016.
The year-over-year growth in revenue on a constant currency basis is primarily attributable to an increased number of clicks delivered on the advertising banners displayed by us.
As discussed above, Revenue and Traffic Acquisition Costs in the nine months ended September 30, 2017 were also affected by the roll out of iOS 11.
Cost of Revenue
Three months ended September 30, 2017 compared to the three months ended September 30, 2016

	Three Months Ended		% change
	September 30, 2016	September 30, 2017	2017 vs 2016

	(in thousands, except percentages)
Traffic acquisition costs	$(247,310)	$(329,576)	33.3%
Other cost of revenue	$(22,332)	$(29,951)	34.1%
% of revenue	(63.6)%	(63.7)%
Gross profit %	36.4%	36.3%
Cost of revenue for the three months ended September 30, 2017 increased $89.9 million, or 33.3%, compared to the three months ended September 30, 2016. This increase was primarily the result of an increase of $82.3 million, or 33.3% (or 32.7% on a constant currency basis), in traffic acquisition costs and a $7.6 million, or 34.1% (or 34.8% on a constant currency basis), increase in other cost of revenue.
The increase in traffic acquisition costs related primarily to an increase of 31% in the number of impressions we purchased, driven by both publishers with whom we have direct relationships, including through the Criteo Publisher Marketplace and our Criteo Direct Bidder, the main real-time bidding exchanges, both global and local, as well as large retailers working with Criteo Sponsored Products. . Over the period, the average cost per thousand impressions (or "CPM"), including Criteo Sponsored Products, increased by 1.8% (or 1.3% on a constant currency basis).
The year-over year growth in traffic acquisition costs was the result of our strong growth across all geographies. Traffic acquisition costs in the Americas region increased 45.9% (or 45.0% on a constant currency basis) to $141.9 million for the three months ended September 30, 2017 compared to the three months ended September 30, 2016, as we deployed our Criteo Direct Bidder solution with new large publishers, maintained strong direct relationships with large premium publishers and saw the purchases of impressions from the main real-time bidding exchanges also increase. Traffic acquisition costs in EMEA increased 32.6% (or 27.0% on a constant currency basis) to $115.4 million for the three months ended September 30, 2017 compared to the three months ended September 30, 2016, as our purchases of impressions from both large publishers with whom we have direct relationships, including through Criteo Direct Bidder, and the main real-time bidding exchanges increased across markets in the region. In the quarter, we incurred exceptional publisher costs to seed the future growth of Criteo Sponsored Products in the region. Traffic acquisition costs in the Asia-Pacific region increased 14.7% (or 21.0% on a constant currency basis) to $72.3 million for the three months ended September 30, 2017 compared to the three months ended September 30, 2016, as we continued to deploy Criteo Direct Bidder in the region, increased our purchases of impressions from global and local real-time bidding exchanges and maintained strong relationships with large premium publishers in the region, in particular in Japan.
The increase in other cost of revenue includes a $2.5 million increase in hosting costs, a $3.9 million increase in allocated depreciation and amortization expense and a $1.2 million increase in other cost of sales, including additional purchases of third-party data.
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
Nine months ended September 30, 2017 compared to the nine months ended September 30, 2016

	Nine Months Ended		% change
	September 30, 2016	September 30, 2017	2017 vs 2016

	(in thousands, except percentages)
Traffic acquisition costs	$(727,034)	$(958,469)	31.8%
Other cost of revenue	$(60,950)	$(89,914)	47.5%
% of revenue	(63.9)%	(64.6)%
Gross profit %	36.1%	35.4%
Cost of revenue for the nine months ended September 30, 2017 increased $260.4 million, or 33.0%, compared to the nine months ended September 30, 2016. This increase was primarily the result of an increase of $231.4 million, or 31.8% (or 33.0% on a constant currency basis), in traffic acquisition costs and a $29.0 million, or 47.5% (or 49.1% on a constant currency basis), increase in other cost of revenue.
The increase in traffic acquisition costs related primarily to an increase of 34% in the number of impressions we purchased, driven by both publishers with whom we have direct relationships, including through the Criteo Publisher Marketplace and our Criteo Direct Bidder, the main real-time bidding exchanges, both global and local, as well as large retailers working with Criteo Sponsored Products. Over the period, the average cost per thousand impressions (or "CPM"), including Criteo Sponsored Products, decreased by 1.5% (or 0.9% on a constant currency basis).
The year-over year growth in traffic acquisition costs was the result of our strong growth across all geographies. Traffic acquisition costs in the Americas region increased 46.1% (or 45.0% on a constant currency basis) to $416.0 million for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016, as we deployed our Criteo Direct Bidder solution with new large publishers, maintained strong direct relationships with large premium publishers and saw the purchases of impressions from the main real-time bidding exchanges also increase. Traffic acquisition costs in EMEA increased 24.3% (or 26.0% on a constant currency basis) to $329.6 million for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016, as our purchases of impressions from both large publishers with whom we have direct relationships, including through Criteo Direct Bidder, and the main real-time bidding exchanges increased across several markets in the region. Traffic acquisition costs in the Asia-Pacific region increased 20.1% (or 23.0% on a constant currency basis) to $212.8 million for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016, as we continued to deploy Criteo Direct Bidder in the region, increased our purchases of impressions from global and local real-time bidding exchanges and maintained strong relationships with large premium publishers in the region, in particular in Japan.
The increase in other cost of revenue includes a $13.8 million increase in hosting costs, a $10.8 million increase in allocated depreciation and amortization expense and a $4.4 million increase in other cost of sales, including additional purchases of third-party data.

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
Research and Development Expenses
Three months ended September 30, 2017 compared to the three months ended September 30, 2016

	Three Months Ended		% change
	September 30, 2016	September 30, 2017	2017 vs 2016

	(in thousands, except percentages)
Research and development expenses	$(30,701)	$(43,860)	42.9%
% of revenue	(7.2)%	(7.8)%
Research and development expenses for the three months ended September 30, 2017 increased $13.2 million, or 42.9%, compared to the three months ended September 30, 2016. This increase was the result of a growth in headcount to 649 employees resulting in $12.3 million of additional headcount related costs and a $1.2 million increase in amortization and depreciation of assets, partially offset by an increase in the French Research Tax Credit of $0.4 million.
Nine months ended September 30, 2017 compared to the nine months ended September 30, 2016

	Nine Months Ended		% change
	September 30, 2016	September 30, 2017	2017 vs 2016

	(in thousands, except percentages)
Research and development expenses	$(88,097)	$(126,992)	44.2%
% of revenue	(7.1)%	(7.8)%
Research and development expenses for the nine months ended September 30, 2017 increased $38.9 million, or 44.2%, compared to the nine months ended September 30, 2016. This increase was the result of a growth in headcount to 649 employees resulting in $35.1 million of additional headcount related costs, a $0.4 million increase in allocated rent and facilities costs, a $3.7 million increase in amortization and depreciation of assets, a $0.2 million increase in consulting and professional fees and a $0.4 million increase in other costs, partially offset by an increase in the French Research Tax Credit of $1.0 million.

Sales and Operations Expenses
Three months ended September 30, 2017 compared to the three months ended September 30, 2016

	Three Months Ended		% change
	September 30, 2016	September 30, 2017	2016 vs 2017

	(in thousands, except percentages)
Sales and operations expenses	$(68,164)	$(95,184)	39.6%
% of revenue	(16.1)%	(16.9)%

Sales and operations expenses for the three months ended September 30, 2017 increased $27.0 million, or 39.6%, compared to the three months ended September 30, 2016. This increase was the result of a growth in headcount to 1,601 employees resulting in $19.7 million of additional headcount-related costs, a $1.8 million increase in marketing events, a $3.3 million increase in allocated depreciation and amortization expense, a $0.8 million increase in allocated rent and facilities costs, a $1.0 million increase in consulting and professional fees and an increase of $0.6 million in provisions for doubtful receivables and bad debts, partially offset by a $0.1 million decrease in other costs.
Nine months ended September 30, 2017 compared to the nine months ended September 30, 2016

	Nine Months Ended		% change
	September 30, 2016	September 30, 2017	2017 vs 2016

	(in thousands, except percentages)
Sales and operations expenses	$(201,862)	$(283,815)	40.6%
% of revenue	(16.4)%	(17.5)%

Sales and operations expenses for the nine months ended September 30, 2017 increased $82.0 million, or 40.6%, compared to the nine months ended September 30, 2016. This increase was the result of a growth in headcount to 1,601 employees resulting in $60.2 million of additional headcount related costs, a $4.2 million increase in marketing events, a $9.4 million increase in allocated depreciation and amortization expense, a $2.5 million increase in allocated rent and facilities costs, a $2.5 million increase in consulting and professional fees, a $2.2 million increase in other taxes and a $1.4 million increase in other costs, partially offset by a $0.5 million decrease in provisions for doubtful receivables and bad debts.

General and Administrative Expenses
Three months ended September 30, 2017 compared to the three months ended September 30, 2016

	Three Months Ended		% change
	September 30, 2016	September 30, 2017	2016 vs 2017

	(in thousands, except percentages)
General and administrative expenses	$(32,492)	$(32,389)	(0.3)%
% of revenue	(7.7)%	(5.7)%
General and administrative expenses for the three months ended September 30, 2017 decreased $(0.1) million, or (0.3)%, compared to the three months ended September 30, 2016. This decrease was the result of a $2.7 million decrease in consulting and professional fees due to legal fees incurred in the third quarter of 2016 in relation to the HookLogic acquisition and a litigation. This was partially offset by a growth in headcount to 462 employees resulting in $1.3 million of additional headcount related costs, a $0.3 million increase in allocated rent and facilities costs, a $0.6 million increase in allocated depreciation and amortization expense and a $0.4 million increase in other costs.
Nine months ended September 30, 2017 compared to the nine months ended September 30, 2016

	Nine Months Ended		% change
	September 30, 2016	September 30, 2017	2017 vs 2016

	(in thousands, except percentages)
General and administrative expenses	$(85,839)	$(96,143)	12.0%
% of revenue	(7.0)%	(5.9)%
General and administrative expenses for the nine months ended September 30, 2017 increased $10.3 million, or 12.0%, compared to the nine months ended September 30, 2016. This increase was the result of a growth in headcount to 462 employees resulting in $7.0 million of additional headcount related costs, a $0.9 million increase in allocated rent and facilities costs, a $1.9 million increase in allocated depreciation and amortization expense, a $0.5 million increase in consulting and professional fees, and a $0.1 million increase in other costs.
Financial Income (Expense)
Three months ended September 30, 2017 compared to the three months ended September 30, 2016

	Three Months Ended		% change
	September 30, 2016	September 30, 2017	2017 vs 2016

	(in thousands, except percentages)
Financial income (expense)	$(570)	$(2,886)	406.3%
% of revenue	(0.1)%	(0.5)%
Financial expense for the three months ended September 30, 2017 increased by $2.3 million, or 406.3%, compared to the three months ended September 30, 2016. The $2.9 million financial expense for the three months ended September 30, 2017 was driven by the hedging cost related to an intra-group position between Criteo S.A. and its U.S. subsidiary in the context of the funding of HookLogic acquisition in November 2016 and the non-utilization fees incurred as part of our available RCF financing. The $0.6 million financial expense for the three months ended September 30, 2016 was mainly as a result of a limited impact of foreign exchange reevaluations and related hedging, together with the recognition of the fees related to the revolving credit facility entered into in September 2015.

Nine months ended September 30, 2017 compared to the nine months ended September 30, 2016

	Nine Months Ended		% change
	September 30, 2016	September 30, 2017	2017 vs 2016

	(in thousands, except percentages)
Financial income (expense)	$(1,982)	$(7,313)	269.0%
% of revenue	(0.2)%	(0.5)%
Financial expense for the nine months ended September 30, 2017 increased by $5.3 million, or 269.0%, compared to the nine months ended September 30, 2016. The $7.3 million financial expense for the nine months ended September 30, 2017 was driven by the interest accrued as a result of the $75.0 million drawn on the revolving credit facility entered into in September 2015 (as amended in March 2017) and the hedging cost related to an intra-group position between Criteo S.A. and its U.S. subsidiary, both in the context of the funding of HookLogic acquisition in November 2016, as well as the non-utilization fees incurred as part of our available RCF financing. The $2.0 million financial expense for the nine months ended September 30, 2016 was mainly a result of the recognition of the negative impact of foreign exchange reevaluations and related hedging recorded during the first quarter, together with the fees related to the revolving credit facility entered into in September 2015.
Provision for Income Taxes
Nine months ended September 30, 2017 compared to the nine months ended September 30, 2016

	Nine Months Ended		% change
	September 30, 2016	September 30, 2017	2017 vs 2016

	(in thousands, except percentages)
Provision for income taxes	$(19,968)	$(15,724)	(21.3)%
% of revenue	(1.6)%	(1.0)%
Effective tax rate	30.0%	26.2%
For the nine months ended September 30, 2016 and 2017, we utilized an annual estimated tax rate of 30% and 30% respectively to calculate the provision for income taxes. The effective tax rate was 30.0% and 26.2% for the nine months ended September 30, 2016 and 2017, respectively. The difference between the annual estimated tax rate and the effective tax rate for the nine months ended September 30, 2017 is due to the tax impact of discrete items such as share-based compensation in the United States.

Net Income
Three months ended September 30, 2017 compared to the three months ended September 30, 2016

	Three Months Ended		% change
	September 30, 2016	September 30, 2017	2017 vs 2016

	(in thousands, except percentages)
Net income	$14,724	22,269	51.2%
% of revenue	3.5%	3.9%

Net income for the three months ended September 30, 2017 increased $7.5 million, or 51.2%, compared to the three months ended September 30, 2016. This increase was the result of the factors discussed above, in particular, a $10.1 million increase in income from operations partially offset by a $2.3 million increase in financial expense and a $0.3 million increase in provision for income taxes compared to the three months ended September 30, 2016.
Nine months ended September 30, 2017 compared to the nine months ended September 30, 2016

	Nine Months Ended		% change
	September 30, 2016	September 30, 2017	2017 vs 2016

	(in thousands, except percentages)
Net income	$46,589	$44,291	(4.9)%
% of revenue	3.8%	2.7%

Net income for the nine months ended September 30, 2017 decreased $2.3 million, or (4.9)%, compared to the nine months ended September 30, 2016. This decrease was the result of the factors discussed above, in particular, a $1.2 million decrease in income from operations and a $5.3 million increase in financial expense, partially offset by a $4.2 million decrease in provision for income taxes compared to the nine months ended September 30, 2016.

Revenue, Traffic Acquisition Costs and Revenue ex-TAC by Region
The following table sets forth our revenue, traffic acquisition costs and Revenue ex-TAC by geographic region, including the Americas (North and South America), Europe, Middle East and Africa, or EMEA, and Asia-Pacific.

	Three Months Ended			Nine Months Ended
Region	September 30, 2016	September 30, 2017	Year over Year Change	September 30, 2016	September 30, 2017	Year over Year Change

Revenue:	(amounts in thousands, except percentages)
Americas	$160,739	$228,326	42%	$464,435	$665,731	43%
EMEA	157,921	207,168	31%	471,226	587,942	25%
Asia-Pacific	105,207	128,479	22%	296,660	368,988	24%
Total	423,867	563,973	33%	1,232,321	1,622,661	32%

Traffic acquisition costs:
Americas	(97,239)	(141,869)	46%	(284,728)	(416,025)	46%
EMEA	(87,092)	(115,446)	33%	(265,097)	(329,635)	24%
Asia-Pacific	(62,979)	(72,261)	15%	(177,209)	(212,809)	20%
Total	(247,310)	(329,576)	33%	(727,034)	(958,469)	32%

Revenue ex-TAC (1):
Americas	63,500	86,457	36%	179,707	249,706	39%
EMEA	70,829	91,722	29%	206,129	258,307	25%
Asia-Pacific	42,228	56,218	33%	119,451	156,179	31%
Total	$176,557	$234,397	33%	$505,287	$664,192	31%

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

	Three Months Ended			Nine Months Ended
	September 30, 2016	September 30, 2017	YoY Change	September 30, 2016	September 30, 2017	YoY Change
	(amounts in thousands, except percentages)

Revenue as reported	$423,867	$563,973	33%	$1,232,321	$1,622,661	32%
Conversion impact U.S. dollar/other currencies		(2,509)			10,107
Revenue at constant currency	$423,867	$561,464	32%	$1,232,321	$1,632,768	32%

Traffic acquisition costs as reported	$(247,310)	$(329,576)	33%	$(727,034)	$(958,469)	32%
Conversion impact U.S. dollar/other currencies		1,299			(6,074)
Traffic Acquisition Costs at constant currency	$(247,310)	$(328,277)	33%	$(727,034)	$(964,543)	33%

Revenue ex-TAC as reported	$176,557	$234,397	33%	$505,287	$664,192	31%
Conversion impact U.S. dollar/other currencies		(1,210)			4,033
Revenue ex-TAC at constant currency	$176,557	$233,187	32%	$505,287	$668,225	32%
Revenue ex-TAC/Revenue as reported	42%	42%		41%	41%

Other cost of revenue as reported	$(22,332)	$(29,951)	34%	$(60,950)	$(89,914)	48%
Conversion impact U.S. dollar/other currencies		(146)			(973)
Other cost of revenue at constant currency	$(22,332)	$(30,097)	35%	$(60,950)	$(90,887)	49%

Adjusted EBITDA as reported	$53,532	$79,116	48%	$141,578	$189,656	34%
Conversion impact U.S. dollar/other currencies		(1,414)			1,189
Adjusted EBITDA at constant currency	$53,532	$77,702	45%	$141,578	$190,845	35%

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
Our cash and cash equivalents are invested primarily in demand deposit accounts and money market funds that are currently providing only a minimal return. Our cash and cash equivalents at September 30, 2017 were held for working capital and general corporate purposes, which could include acquisitions, and amounted to $358.0 million as of September 30, 2017. The $87.7 million increase in cash and cash equivalents compared with December 31, 2016 primarily resulted from $166.5 million in cash from operating activities. This was offset by $80.8 million used for investing activities and $35.3 million of cash used for financing activities over the period. The cash used for investing activities is mainly related to $83.0 million in capital expenditures. The cash used for financing activities is primarily related to the payment of the $75.0 million drawn on the RCF for the acquisition of HookLogic offset by $29.6 million from the exercise of stock options. In addition, the increase in cash includes a $37.3 million positive impact of changes in foreign exchange rates on our cash position over the period. We do not enter into investments for trading or speculative purposes. Our policy is to invest any cash in excess of our immediate requirements in investments designed to preserve the principal balance and provide liquidity. Accordingly, our cash and cash equivalents are invested primarily in demand deposit accounts and money market funds that are currently providing only a minimal return.
Operating and Capital Expenditure Requirements
For the nine months ended September 30, 2016 and 2017, our capital expenditures were $54.4 million and $83.0 million, respectively. In 2017, these capital expenditures were primarily related to the acquisition of data center and server equipment for our data centers in Amsterdam and the US as well as furnishing and leasehold improvements of new offices and office expansions. We believe our existing cash balances will be sufficient to meet our anticipated cash requirements through at least the next 12 months. Our future working capital requirements will depend on many factors, including the rate of our revenue growth, the amount and timing of our investments in personnel and capital equipment, and the timing and extent of our introduction of new products and product enhancements. If our cash and cash equivalents balances and cash flows from operating activities are insufficient to satisfy our liquidity requirements, we may need to raise additional funds through equity, equity-linked or debt financings to support our operations, and such financings may not be available to us on acceptable terms, or at all. We may also need to raise additional funds in the event we determine in the future to effect one or more acquisitions of businesses, technologies, assets or products. If we are unable to raise additional funds when needed, our operations and ability to execute our business strategy could be adversely affected. If we raise additional funds through the incurrence of indebtedness, such indebtedness would have rights that are senior to holders of our equity securities and could contain covenants that restrict our operations. Any additional equity financing will be dilutive to our shareholders.
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

Historical Cash Flows
The following table sets forth our cash flows for the nine month period ended September 30, 2016 and 2017:

	Nine Months Ended
	September 30, 2016	September 30, 2017

	(in thousands)
Cash from operating activities	$81,812	$166,456
Cash used in investing activities	$(59,277)	$(80,793)
Cash from (used for) financing activities	$15,368	$(35,254)
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
For the nine months ended September 30, 2017, net cash provided by operating activities was $166.5 million and consisted of net income of $44.3 million, $146.5 million in adjustments for certain operating items and changes in working capital of $13.4 million partially offset by $37.7 million of income taxes paid during the first nine months of 2017. Adjustments for certain operating items primarily consisted of depreciation and amortization expense of $72.7 million, equity awards compensation expense of $51.9 million, $36.3 million of accrued income taxes and $6.2 million for other items, partially offset by $20.6 million of changes in deferred tax assets. The $13.4 million increase in cash from changes in working capital primarily consisted of a $35.2 million decrease in trade receivables, a $2.9 million increase in other current liabilities such as payroll and payroll related expenses and value-added tax ("VAT") payables, and a $6.6 million decrease in other current assets including prepaid expenses and VAT receivables. This was partially offset by a $31.3 million decrease in trade payables.
Investing Activities
Our investing activities to date have consisted primarily of purchases of property and equipment and business acquisitions.
For the nine months ended September 30, 2017, net cash used in investing activities was $80.8 million and consisted of $83.0 million for purchases of property and equipment partially offset by $1.1 million for various lease deposits and $1.1 million in payments for acquired business due to a change in the purchase price for HookLogic.
Financing Activities
For the nine months ended September 30, 2017, net cash used for financing activities was $35.3 million resulting from $83.9 million in repayment of borrowings (mainly due to the repayment of the $75.0 million drawn on the RCF) partially offset by $29.6 million of share option exercises, $3.7 million of additional borrowings on the Chinese RCF, and $15.3 million of other financial liabilities.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Market Risk

We are mainly exposed to foreign currency exchange rate fluctuations. There have been no material changes to our exposure to market risk during the first nine months of 2017.

For a description of our foreign exchange risk, please see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - B. Liquidity and Capital Resources" in our Annual Report on Form 10-K for the year ended December 31, 2016.
A 10% increase or decrease of the Pound Sterling, the Euro, the Japanese yen or the Brazilian real against the U.S. dollar would have impacted the Consolidated Statements of Income as follows:

	Nine Months Ended
	September 30, 2016		September 30, 2017

	(in thousands)
GBP/USD	+10%	-10%	+10%	-10%
Net income impact	$(138)	$138	$(192)	$192

	Nine Months Ended
	September 30, 2016		September 30, 2017

	(in thousands)
BRL/USD	+10%	-10%	+10%	-10%
Net income impact	$429	$(429)	$(52)	$52

	Nine Months Ended
	September 30, 2016		September 30, 2017

	(in thousands)
JPY/USD	+10%	-10%	+10%	-10%
Net income impact	$722	$(722)	$1,061	$(1,061)

	Nine Months Ended
	September 30, 2016		September 30, 2017

	(in thousands)
EUR/USD	+10%	-10%	+10%	-10%
Net income impact	$4,397	$(4,397)	$6,800	$(6,800)
Credit Risk and Trade receivables
For a description of our credit risk and trade receivables, please see "Note 3. Financial instruments" in the Notes to the Consolidated Financial Statements.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Based on their evaluation as of September 30, 2017, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective to provide reasonable assurance that (i) the information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and (ii) such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Item 1A. Risk Factors.

You should carefully consider the risks described below and under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016. These risks and uncertainties are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, also may become important factors that affect us. If any such risks materialize, our business, financial condition and results of operations could be materially harmed and the trading price of our ADSs could decline. These risks are not exclusive and additional risks and uncertainties that we are unaware of, or that we currently believe are not material, also may become important factors that affect us. There have been no material changes to the Risk Factors described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, except as set forth below.

Tracking prevention and “ad-blocking” software, including on mobile devices, could significantly impair our ability to collect the data we use to optimize display advertisements for our clients, which could have a material impact on our business and ability to generate revenue.
Our revenue depends on our ability to access and leverage user data. Notably, Apple has launched its Intelligent Tracking Prevention feature, or ITP, as part of its new version of the Safari browser included in the release of iOS 11. This feature makes it more difficult for third-party providers like Criteo to access data on Safari users and is enabled by default on mobile and desktop. We have adapted our solution to be able to collect anonymized commerce data across sites on Safari users, which based on current trends, we expect our solution will allow us to mitigate approximately half of the potential impact from the release of iOS 11. We will continue to improve and deploy our solution for Safari users over the coming quarters. As iOS 11 was released on September 19, 2017, it had a minimal net negative impact on our Revenue and Traffic Acquisition Costs ("TAC") in the third quarter of 2017 of less than $1.0 million. Given our expectations for the iOS 11 roll out and our coverage of Safari users, we expect ITP will have a net negative impact on our Revenue and TAC in the fourth quarter of 2017 between 8% and 10% relative to our base case projections for the quarter. Factored into our 2018 plans, we currently expect ITP could have a net negative impact on our Revenue and TAC ranging from 9% to 13% next year relative to our base case projections as the roll out of iOS11 continues and we improve our ability to mitigate a larger portion of the ITP impact. Despite our efforts, it is possible that we will not be able to successfully mitigate the short- and long-term impacts of ITP on our business. In addition, if and to the extent that Apple, or another software developer, releases technology that further inhibits our ability to collect anonymized commerce data, our business and results of operations could be materially impacted.
Internet users also are able to download free or paid “ad-blocking” software that prevents third-party cookies from being stored on a user’s computer and blocks advertisements from being displayed to such user. If the availability of ad-blocking software increases and its use becomes more prevalent on computers and mobile devices, fewer of our cookies or our clients’ cookies may be set in browsers. As a result, the number of users to whom we could serve our clients’ advertisements could be materially restricted, and the Criteo Engine would be denied the benefits of the data and impressions we could have otherwise collected from such users, which would adversely affect our business. If a significant number of web browser users download such “ad-blocking” software, our business could be materially impacted.

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

CRITEO S.A.
(Registrant)

	By:	/s/ Benoit Fouilland
Date: November 8, 2017	Name:	Benoit Fouilland
	Title:	Chief Financial Officer
(Principal financial officer and duly authorized signatory)