Form 10-Q/A
period 2017-09-30
Criteo S.A.
filed 2017-11-13
CIK 1576427

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No.1)

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

EXPLANATORY NOTE

This Amendment No.1 on Form 10-Q/A (this “Amendment”) amends the Quarterly Report on Form 10-Q of Criteo S.A. (the “Company”) for the quarterly period ended September 30, 2017 (the “Original Report”) solely to correct figures in Note 15. Breakdown of Revenue and Non-Current Assets by Geographical Areas for the Revenue breakdown by Region for the three months ended September 30, 2017. The Original report was initially filed with the Securities and Exchange Commission (the “SEC”) on November 8, 2017.

Other than correcting the figures described above, the Amendment does not amend, update or change any other statement or amount contained in the Original Report. This Amendment does not reflect events occurring after the filing date of the Original Report.

General
Except where the context otherwise requires, all references in this Quarterly Report on Form 10-Q/A ("Form 10-Q/A") to the "Company," "Criteo," "we," "us," "our" or similar words or phrases are to Criteo S.A. and its subsidiaries, taken together. In this Form 10-Q/A, references to "$" and "US$" are to United States dollars. Our unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, or "U.S. GAAP."
Trademarks
“Criteo,” the Criteo logo and other trademarks or service marks of Criteo appearing in this Form 10-Q/A are the property of Criteo. Trade names, trademarks and service marks of other companies appearing in this Form 10-Q/A are the property of their respective holders.

Special Note Regarding Forward-Looking Statements
This Form 10-Q/A contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are based on our management’s beliefs and assumptions and on information currently available to our management. All statements other than present and historical facts and conditions contained in this Form 10-Q/A, including statements regarding our future results of operations and financial position, business strategy, plans and objectives for future operations, are forward-looking statements. When used in this Form 10-Q/A, the words “anticipate,” “believe,” “can,” “could,” “estimate,” “expect,” “intend,” “is designed to,” “may,” “might,” “plan,” “potential,” “predict,” “objective,” “should,” or the negative of these and similar expressions identify forward-looking statements. Forward-looking statements include, but are not limited to, statements about:

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

You should refer to Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2016, and to Part II, Item 1A "Risk Factors" of this Form 10-Q/A, for a discussion of important factors that may cause our actual results to differ materially from those expressed or implied by our forward-looking statements. As a result of these factors, we cannot assure you that the forward-looking statements in this Form 10-Q/A will prove to be accurate. Furthermore, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified time frame or at all. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.
You should read this Form 10-Q/A and the documents that we reference in this Form 10-Q/A and have filed as exhibits to this Form 10-Q/A completely and with the understanding that our actual future results may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements.
     This Form 10-Q/A may contain market data and industry forecasts that were obtained from industry publications. These data and forecasts involve a number of assumptions and limitations, and you are cautioned not to give undue weight to such information. We have not independently verified any third-party information. While we believe the market position, market opportunity and market size information included in this Form 10-Q/A is generally reliable, such information is inherently imprecise.

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
Revenue generated in other significant countries where we operate is presented in the following table:

	Three Months Ended		Nine Months Ended
	September 30, 2016	September 30, 2017	September 30, 2016	September 30, 2017
	(in thousands)

Americas
United States	$134,504	$198,342	$395,769	$578,806
EMEA
Germany	$33,692	$48,318	$98,278	$132,814
United Kingdom	$24,285	$28,352	$80,024	$82,971
Asia-Pacific
Japan	$76,841	$94,103	$209,404	$266,813
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q/A and the audited consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2016, filed with the Securities and Exchange Commission, or "SEC", on March 1, 2017.

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

Item 6. Exhibits.
Exhibit Index

Incorporated by Reference
Exhibit	Description	Schedule/ Form	File Number	Exhibit	File Date
31.1#	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended
31.2#	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended
32.1*	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

#    Filed herewith.
*    Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CRITEO S.A.
(Registrant)

	By:	/s/ Benoit Fouilland
Date: November 13, 2017	Name:	Benoit Fouilland
	Title:	Chief Financial Officer
(Principal financial officer and duly authorized signatory)