Form 10-K
period 2017-12-31
Criteo S.A.
filed 2018-03-01
CIK 1576427

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
for the Fiscal Year Ended December 31, 2017
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒    No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐   No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒    No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☒	Accelerated Filer ☐	Non-accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐	Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
          The aggregate market value of voting stock held by non-affiliates of the registrant as of the last business day of the registrant's most recently completed second fiscal quarter was $3.1 billion, based on the closing sale price of the American Depositary Shares as reported by the Nasdaq Global Select Market on June 30, 2017. Ordinary shares, nominal value €0.025 per share, held by each officer and director and by each person who owns or may be deemed to own 10% or more of the outstanding ordinary shares have been excluded since such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
          As of January 31, 2018, the registrant had 66,136,269 ordinary shares, nominal value €0.025 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates certain information by reference from the registrant’s proxy statement for the 2018 Annual Meeting of Shareholders. Such proxy statement will be filed no later than 120 days after the close of the registrant’s fiscal year ended December 31, 2017.

CRITEO S.A.
ANNUAL REPORT ON FORM 10-K
For The Fiscal Year Ended December 31, 2017

General
Except where the context otherwise requires, all references in this Annual Report on Form 10-K ("Form 10-K") to the "Company," "Criteo," "we," "us," "our" or similar words or phrases are to Criteo S.A. and its subsidiaries, taken together. In this Form 10-K, references to "$" and "US$" are to United States dollars. Our audited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, or U.S. GAAP. Unless otherwise indicated, the statistical and financial data contained in this Form 10-K are presented as of December 31, 2017.
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

Special Note Regarding Forward-Looking Statements
This Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), that are based on our management’s beliefs and assumptions and on information currently available to our management. All statements other than present and historical facts and conditions contained in this Form 10-K, including statements regarding our future results of operations and financial position, business strategy, plans and our objectives for future operations, are forward-looking statements. When used in this Form 10-K, the words "anticipate," "believe," "can," "could," "estimate," "expect," "intend," "is designed to," "may," "might," "plan," "potential," "predict," "objective," "should," or the negative of these and similar expressions identify forward-looking statements. Forward-looking statements include, but are not limited to, statements about:

•	the ability of the Criteo Engine to accurately predict engagement by a user;

•	our ability to predict and adapt to changes in widely adopted industry platforms and other new technologies;

•	our ability to continue to collect and utilize data about user behavior and interaction with advertisers;

•	our ability to acquire an adequate supply of advertising inventory from publishers on terms that are favorable to us;

•	our ability to meet the challenges of a growing and international company in a rapidly developing and changing industry, including our ability to forecast accurately;

•	our ability to maintain an adequate rate of revenue growth and sustain profitability;

•	our ability to manage our international operations and expansion and the integration of our acquisitions;

•	the effects of increased competition in our market;

•	our ability to adapt to regulatory, legislative or self-regulatory developments regarding internet privacy matters;

•	our ability to protect users’ information and adequately address privacy concerns;

•	our ability to enhance our brand;

•	our ability to enter new marketing channels and new geographies;

•	our ability to effectively scale our technology platform;

•	our ability to attract and retain qualified employees and key personnel;

•	our ability to maintain, protect and enhance our brand and intellectual property; and

•	failures in our systems or infrastructure.
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

PART I
Item 1.    Business
History and Development of the Company
Criteo S.A. was initially incorporated as a société par actions simplifiée, or S.A.S., under the laws of the French Republic on November 3, 2005, for a period of 99 years and subsequently converted to a société anonyme, or S.A. We are registered at the Paris Commerce and Companies Register under the number 484 786 249. Our agent for service of process in the United States is National Registered Agents, Inc. We began selling elements of our offering in France in 2007 and have since expanded our business into other countries in Western Europe. In 2009, we expanded our business into North America and entered the Asia-Pacific region in late 2010. In November 2016, we acquired HookLogic, Inc. ("HookLogic"), a New York-based company that has developed a performance marketing exchange connecting consumer brand manufacturers with retail ecommerce sites via sponsored product ads sold by ecommerce retailers. We now offer HookLogic's products under the "Criteo Sponsored Products" name.
Business Overview
We are a global commerce marketing technology company. We help commerce companies and brand manufacturers acquire, convert and re-engage their customers, using shopping data, predictive technology and large consumer reach. We strive to deliver post-click sales at scale to our clients across different marketing objectives to meet their targeted return on investment. Our data is pooled among our clients and offers deep insights into consumer intent and purchasing habits. To drive sales for our clients, we activate our data assets through proprietary machine-learning algorithms to engage consumers in real time through the pricing and delivery of highly relevant digital advertisements, across devices and environments. By pricing our offering on a cost-per-click and measuring our value based on post-click sales, we make the return on investment transparent and easy to measure for our clients.
Our vision is to build the highest performing and open Commerce Marketing Ecosystem, by connecting shoppers to the things they need and love, and by delivering the highest performance to the commerce companies and brand manufacturers who participate in our ecosystem.
For the past twelve years, we have built our market position by focusing on three pillars: actionable commerce data, predictive technology to activate the data and generate sales, and large consumer reach. We continuously improve our technology and broaden our reach, and recently introduced Criteo Shopper Graph, a highly differentiated group of data collectives built through collaboration and data pooling within our open ecosystem of commerce and brand clients. With Criteo Shopper Graph, we are building one of the world's biggest and most open data sets focused on shoppers.
Our clients include some of the largest and most sophisticated commerce companies in the world, along with world-class brand manufacturers. We partner with them to capture activity on their websites and/or mobile applications, which we define as digital properties, and optimize the performance of their advertisements based on that activity and other data. Demonstrating the depth and scale of our data, we collected data on over $615 billion in online sales transactions1 on our clients' digital properties in the year ended December 31, 2017, whether or not a consumer saw or clicked on an advertisement displayed by Criteo. Based on this data and our other assets, we delivered targeted advertisements that generated over 10 billion clicks1 in the year ended December 31, 2017. Based on these clicks, our clients generated approximately $29 billion in post-click sales1 during this period. A post-click sale is defined as a purchase made by a user from one of our clients' digital properties within a certain period of time following the user clicking on an advertisement we delivered for that client. This period of time varies by client, but is a maximum of 30 days. We believe post-click sales are a key performance indicator that our clients generally use to measure the effectiveness of our offering in driving sales and the return on their marketing investment. As of December 31, 2017, we served more than 18,000 clients and, in each of the last three years, our average client retention rate, as measured on a quarterly basis, was approximately 90%1.
___________________________________________________
1 Excluding Criteo Sponsored Products.

Each day we are presented with billions of opportunities to connect consumers with relevant marketing messages from our commerce and brand clients. For each of these opportunities, our algorithms analyze massive volumes of data to observe and predict consumer intent and deliver specific messaging for products or services that are likely to engage that particular consumer and generate a sale for our client. The accuracy of our algorithms improves with every advertisement we deliver, as they incorporate new data, while continuing to learn from prior interactions.
The Criteo model is focused on performance, enabling us to charge our clients only when users engage with an advertisement we deliver, usually by clicking on it. In contrast, most traditional display solutions charge clients when an advertisement is displayed, whether or not the unit is seen or clicked on. Our pay-for-performance pricing model clearly links the cost of a marketing campaign to its effectiveness in driving sales, and is valued as such by our clients.
As commerce companies and brand manufacturers have embraced our offering, we have achieved significant growth since our inception and are now operating across 98 countries. Our revenue retention rate was 138%, 120% and 115% for the years ended December 31, 2015, 2016 and 2017, respectively.1 We define our revenue retention rate as (i) revenue recognized during a period from clients that contributed to revenue recognized in the prior corresponding period divided by (ii) total revenue recognized in such prior corresponding period. In our view, consistently having over 75% of our Revenue ex-TAC generated from clients that have uncapped budgets directly contributes to our ability to maintain a high level of revenue retention. As a result, our ability to retain and grow revenue from our existing clients is a useful indicator of the stability of our revenue base and the long-term value of our client relationships.
Our financial results include:

•	revenue of $1,323.2 million, $1,799.1 million and $2,296.7 million for the years ended December 31, 2015, 2016 and 2017, respectively;

•
revenue excluding traffic acquisition costs, which we refer to as Revenue ex-TAC, which is a non-U.S. GAAP financial measure, of $534.0 million, $730.2 million and $941.1 million for the years ended December 31, 2015, 2016 and 2017, respectively;

•	net income of $62.3 million, $87.3 million and $96.7 million for the years ended December 31, 2015, 2016 and 2017, respectively; and

•	Adjusted EBITDA, which is a non-U.S. GAAP financial measure, of $143.4 million, $224.6 million and $309.6 million for the years ended December 31, 2015, 2016 and 2017, respectively.

Please see footnotes 3 and 5 to the "Other Financial and Operating Data" table in "Item 6. Selected Financial Data" in this Form 10-K for a reconciliation of Revenue ex-TAC to revenue, Adjusted EBITDA to net income, and Adjusted Net Income to net income, in each case the most directly comparable financial measures calculated and presented in accordance with accounting principles generally accepted in the United States or "U.S. GAAP".

___________________________________________________
1 Excluding Criteo Sponsored Products.

Our technology is optimized to deliver post-click sales at scale to clients in four key steps:

•
First, we capture the buying intent of individual shoppers, directly from the online stores and product catalogs of our clients' digital properties, to feed our technology platform. In addition, we may collect user technical identifier data from our clients, such as hashed customer logins and/or hashed emails. Before collecting such commerce and identifier data, we seek permission from our clients to pool some of this collected data with other clients who also provide permission for the use of some of their own data.

•	Second, our proprietary technology sequentially performs the following steps in real time:

▪	Recommends the right product or service to offer to that user, based on the shopping intent data collected for that user and other statistically relevant data points;

▪
Predicts the individual value of that user for our client, whose product or service is being offered in the advertisement, in order to bid the appropriate price for the advertising inventory on which our advertisement will be displayed; and

▪	Creates a customized advertisement using optimized creative elements in line with our client's branding guidelines.

•
Third, we deliver the personalized advertisement to the user across a wide range of inventory available to us through customized technical integrations and advertisement serving capabilities with publisher partners.

•	Fourth, we measure in real time the success of the advertisement and make this performance information available to our clients through our client platform.
The process leading up to the delivery of the advertisement can be executed in under 100 milliseconds and, throughout the entire process, our technology monitors and adjusts each of these steps through a real-time feedback loop to optimize performance at all times and better inform existing and future campaigns.

The Criteo Commerce Marketing Ecosystem
Our technology and ecosystem are optimized for commerce marketing. While pricing our offering on a cost-per-click basis, we generate post-click sales for our commerce and brand clients by efficiently and effectively targeting, engaging and converting their shoppers.
Criteo technology addresses the entire consumer journey (customer acquisition, conversion and re-engagement) and works seamlessly across digital devices (desktops, laptops, smartphones and tablets), digital environments (web and mobile applications), platforms and operating systems, marketing channels (Display Advertising, including social and native, video, and sponsored products advertisements on retailers' websites) and publisher networks (Alphabet Inc. ("Google"), Facebook, Inc. ("Facebook") and thousands of publishers and mobile application developers in the open web). The Criteo Commerce Marketing Ecosystem, as we define it, is available as a unique and comprehensive offering and cannot be broken down and purchased as separate services, except for individual products.
The Criteo Commerce Marketing Ecosystem is comprised of:

•	Criteo Shopper Graph

•	The Criteo Engine

•	Our publisher network

•	Our client platform

•	Our product portfolio
Criteo Shopper Graph
Through integration with substantially all of our clients' digital properties, we obtain large volumes of browsing behavior data, expressed consumer shopping intent, engagement behavior and transactional data at the individual product and individual user level.

Our data assets include our clients' proprietary commerce data, such as transaction activity on their digital properties, representing over $615 billion in online sales in 20171.

___________________________________________________
1 Excluding Criteo Sponsored Products.

Access to high quality data assets fuels the accuracy of our algorithms, which improves with the increasing quantity and quality of data we obtain from our clients and publisher partners, as well as insights gained through our own extensive operational history. The combination of these three data sets gives us powerful insights into consumer purchasing habits that we use to price inventory and create the most relevant advertisements to drive user engagement and ultimately generate sales for our clients. In addition to commerce data at the granular product level, we seek to use as much information as possible about the context and intent of a given user, collected from clients and publisher partners, to further refine our prediction accuracy.
We believe our access to highly granular commerce data validates the trust that our clients place in us. For example, for most of our clients, we typically have real-time access to the products or services a shopper has viewed, researched or bought from them and we continuously receive updated information on 4.5 billion products or services, including pricing, images and descriptions, which is typically characterized as non-Personally Identifiable Information (or Non-PII). A growing number of our clients also provide us with the purchase history data of their shoppers in formats that are non-PII.
Using cookies and non-cookie based technologies, we collect information about the interaction of users with our clients' and publishers' digital properties. Our clients grant us access to their valuable data through direct integration with us, which requires our clients to place Criteo software code throughout their digital properties. The information we collect does not enable us to personally identify the particular user.
Over the past few years, we have built three data collectives through data pooling among our clients. The combination of these three data collectives forms the Criteo Shopper Graph. With these data collectives, we ask our clients to grant us the permission to share a significant portion of their proprietary data with other clients who also contribute data to this specific collective data pool. With Criteo Shopper Graph, we intend to build one of the world's largest and most open data sets focused on shoppers and their commerce activity.
Criteo Shopper Graph is comprised of the following three data collectives:

•
The Identity Graph allows us to match user technical identifiers across devices and environments, including online and offline. As of December 31, 2017, 79% of our clients grant us access to some of their Customer Relationship Management (CRM) data, such as hashed customer logins and/or hashed emails, to enable us to match users across multiple digital devices or environments. As of December 31, 2017, we had matched 3.7 billion user IDs globally, with an average of three user IDs per individual user. The scope of our Identity Graph is already among the best in the industry, with matching rates, in some markets, that we believe are similar to, if not higher than, Google's and Facebook's2. In addition, the Identity graph allows us to leverage offline CRM data of our clients' physical stores, to match it with online user profiles, based on their offline shopping history. Since the end of 2015, the Identity Graph has seen strong traction within our client base and we believe it has become a solid foundation to reach customers across all devices and environments. The Identity Graph supports and benefits all our products.

•
The Interest Map collects and organizes customer intent and purchasing data across the products available in our commerce clients network, in order to build a comprehensive and accurate shopper profile for all customers on whom we have collected data. We collect data on over $615 billion in online sales[3] and, every year, we see close to 8 billion shopping transactions that take place within our commerce ecosystem[3]. With the Interest Map, we seek our clients' permission to use their data to power products that are jointly used by the collective. In the fourth quarter 2017, eligible clients that give us permission to share their customers' shopping intent data and purchase history within the Interest Map represented 43% of Revenue ex-TAC. We are building applications for the Interest Map, as well as its underlying infrastructure, including the Universal Catalog, a unified view of the 4.5 billion individual products available across the combined product catalogs of our commerce clients. The Interest Map is a key foundation to build and develop compelling commerce marketing products, such as Criteo Customer Acquisition BETA for engaging new prospective customers.

•
The Measurement Network provides SKU-level sales attribution for brand manufacturers across our network of retailer partners that use Criteo Sponsored Products. This means that, using our deterministic measurement approach, our brand clients using Criteo Sponsored Products can precisely track and measure the effectiveness of their marketing spend by attributing their sales at the SKU level to the clicks that were generated on their advertisements across our network of retailers. This permission-based sales attribution, retailer by retailer, is typically not available to brand manufacturers in the offline world, where they still place most of their trade marketing investments. While we plan to widen the Measurement Network to all Criteo retailers with new applications, we are also beginning to add offline sales attribution for brand manufacturers.

___________________________________________________
2 Based on Criteo client feedback in large Western European markets, reporting that the matching rates of their anonymized customer emails within our Identity Graph is generally higher than that of Google's and Facebook's.
3 Excluding Criteo Sponsored Products.

The design and governance of the Criteo Shopper Graph are based on four differentiated guiding principles:

•
Openness: we commit to a two-way exchange of data with our clients, whereby all clients who contribute data can access the collective dataset, as well as relevant cross-device user IDs and campaign Key Performance Indicators to better inform and optimize their marketing, in return for their contribution.

•
Transparency: our clients' contribution and sharing of data within the data pools are based on a clear and permission-based usage by Criteo for the mutual benefits of all participants in the ecosystem.

•	Security: as always, we apply the highest data security and user privacy standards to our three data collectives.

•	Fairness: the data collectives are designed and governed in ways such that the value gained by clients participating largely exceeds their individual contribution to the collectives.
The Criteo Engine
The Criteo Engine has been developed over the past 12 years and consists of multiple machine learning algorithms, and the proprietary global hardware and software infrastructure that enables the Criteo Commerce Marketing Ecosystem to operate in real time at significant scale.
The Criteo Engine leverages our vast and high-quality data assets, with the goal of maximizing consumer engagement and conversion through the delivery of highly relevant and personalized advertisements in real time.
The Criteo Engine consists of:

•
Recommendation algorithms. These algorithms create advertisements tailored to specific customer interest by determining the specific products and services to include in the advertisement. These products and services may be ones that the customer has already been exposed to, or that the algorithms predict the customer could be interested in. Alternatively, these may be products and services that other customers exposed to some of the same products and services, have been interested in. Since our acquisition of HookLogic, Inc. and the launch of Criteo Sponsored Products, we have also made investments in this Engine feature to improve product recommendation on retailer sites.

•
Predictive bidding algorithms. These algorithms predict the probability and nature of a user's engagement with a given advertisement. Such user engagement can take the form, for example, of clicks, conversions, shopping basket value, specific product categories purchased, or even the gross margin of the purchased product or service that our client generates from such purchase. This prediction of engagement incorporates data from our clients, publishers and third-party sources, including user intent, who the client is, the products offered by the client, as well as data on the creative content of the advertisement and the publisher context in which the advertisement is viewed. Together with our recommendation algorithms, the prediction algorithms allow us to determine the most appropriate price to pay for an advertising impression, based on an individual user's predicted click-through, conversion and the dollar value of that conversion, what the client is willing to pay for that engagement, as well as Criteo's own target Revenue ex-TAC margin from placing the advertisement. Our bidding engine executes campaigns based on certain objectives set by our clients (for example, cost-per-click, cost-per-order, cost-of-sales, budget goal). After a bid for an advertising impression is placed and won, the Criteo Engine assembles and delivers individualized advertisements and provides campaign reporting, all in near-real time.

•
Kinetic Design. Based on the results of our algorithms, the Criteo Engine automatically and dynamically assembles customized creative advertising content on an impression-by-impression basis in real time, by optimizing each individual creative component in the advertisement, from the font, color, size and format of product images to the "call to action" or price discount. Our patented Kinetic Design creative technology offers virtually unlimited personalization, with up to 17 trillion visual ad variations, without the need to define advertisement sizes or layouts upfront, while maintaining the consistency of our clients' brand image.

•
Software systems and processes. Our algorithms are supported by robust software infrastructure that allows us to operate seamlessly at a very large scale. The architecture and processing capabilities of this technology have been designed to match the massive computational demands and complexity of our algorithms. This technology enables data synchronization, storage and analysis across a large-scale distributed computing infrastructure in multiple geographies, as well as fast data collection and retrieval using multi-layered caching infrastructure.

•
Experimentation platform. This online/offline platform is used to improve the capabilities and effectiveness of our prediction models by measuring the correlation of specific parameters with user engagement, usually measured by clicks and conversions, typically in the form of sales. A dedicated team is constantly testing new types and data sources to determine whether they help diminish the gap between predicted click-through and conversion, and actual click-through and conversion over the course of a live campaign.

A key attribute of the Criteo Engine is the vast metadata of commerce marketing learning that we have accumulated from having delivered and measured responses to over 4.7 trillion advertising impressions since inception.
In addition, we have long established Privacy-by-design as a central element of our technology and product design, with a strong commitment to ensuring best practices in privacy, security and safety for consumers and our commerce and brand clients. We have had a designated Data Privacy Officer since 2013 along with a team of privacy experts. These experts are part of the R&D and Product organization and consider all facets of user privacy as key elements in the design of any new product or feature of the Criteo Commerce Marketing Ecosystem. They also perform ongoing Privacy Impact Assessments to monitor potential risks during the product lifecycle and proactively mitigate those risks. The Data Privacy team delivers company-wide privacy training, enforces our privacy policies and is integral to ensuring that we build the best products and services. We regularly review and document our internal policies, amend existing privacy policies as necessary and enforce these policies with our clients, publisher partners and vendors.
Our Publisher Network
We benefit from broad real-time access to inventory through our direct relationships with thousands of publisher partners. We define inventory as the combination of desktop web, mobile in-web and mobile in-app Display Advertising impressions, including social and native display inventory; video inventory; and inventory for sponsored products advertisements on major retail ecommerce sites.
Through our relationships with thousands of direct publisher partners and with real-time bidding, or "RTB," Display Advertising exchanges, we provide extensive access to advertising inventory. In some cases, we have negotiated direct and privileged access with publishers, giving us the opportunity to select, buy and price, on an impression-per-impression basis and in real time: (1) inventory that a publisher might otherwise only sell subject to minimum volume commitments; and/or (2) particular advertising impressions before such impressions are made available to other potential buyers. We believe that many of our direct publisher partners have granted us preferred access to portions of their inventory as a result of our ability to effectively monetize that inventory. For example, in Japan, we have entered into a strategic relationship with Yahoo! Japan, that grants us privileged access to its advertising inventory for delivering personalized display advertisements. With Criteo Sponsored Products, we access inventory from retail ecommerce sites that is generally not available to traditional advertising demand. This sponsored product inventory from ecommerce retailers is a valuable source of inventory for brand manufacturers looking to advertise their products on a performance basis in a multi-brand retail environment.
We price and buy inventory in real time and typically do not pre-buy any impression, and do not commit to buying any minimum volume of impressions, except in some limited specific cases involving publishers using Criteo Sponsored Products. Across both our direct publisher relationships and inventory purchasing done on RTB exchanges, we leverage the Criteo Engine's ability to quickly and accurately value available advertising inventory, and utilize that information to bid for inventory on a programmatic, automated basis.
For Criteo Dynamic Retargeting, Criteo Customer Acquisition BETA and Criteo Audience Match BETA, we purchase inventory programmatically from our direct publisher partners, through standard terms and conditions for the purchase of Display Advertising inventory. Pursuant to such arrangements, we purchase impressions on a CPM basis (or cost-per-thousand-impressions) for potential customers that Criteo recognizes on the publishers' digital properties. This means that inventory purchased for Criteo Dynamic Retargeting, Criteo Customer Acquisition BETA and Criteo Audience Match BETA is paid to the publisher irrespective of whether the user engages with the advertisement delivered on that publisher's digital property. Such arrangements are cancellable upon short notice and without penalty.
For Criteo Sponsored Products, we pay for the inventory of publisher partners based on a revenue share, effectively paying the publishers a portion of the click-based revenue generated by potential customers clicking on the sponsored products advertisements displaying the products of our brand clients. This means that, with Criteo Sponsored Products, the publishers only get paid if a user effectively clicks on the advertisement that is displayed on their digital property.

Alongside our existing technologies to integrate directly with publishers, we have developed the Criteo Direct Bidder, our new generation header bidding technology. In recent years, the publisher landscape has rapidly transitioned towards header bidding technology, allowing publishers to make their inventory simultaneously available for public auction to several competitive bidders, including RTB exchanges. Header bidding replaces a previous auction structure, whereby a publisher's inventory was made available sequentially to auctioneers in a so-called "waterfall" priority system. Thanks to our large scale, Criteo Direct Bidder allows us to connect directly to the ad server of publishers in situations where publishers use header bidding to monetize their inventory, thereby allowing us to by-pass RTB exchanges in the bidding process. Using Criteo Direct Bidder, we were connected to 1,500 large publishers globally as of December 31, 2017, including among others The Weather Channel, Daily Mail, The Washington Post, eBay, Orange, Viber, Axel Springer's websites and the LA Times. Criteo Direct Bidder has been positively received by publishers, helping them to increase the average monetization of their inventory monetized by Criteo by 20% to 40%, relative to our overall spend through all channels1.
We believe that our ability to efficiently access and value inventory at scale results in a deeply liquid marketplace for both buyers and sellers of Display Advertising, allowing us to deliver effective advertisements at the right price for our clients, even as the size and complexity of the campaign increases.
We take a variety of brand safety measures to ensure that the brand equity of our clients is preserved at all times. These measures include determining that each publisher's inventory meets our content requirements and those of our clients to mitigate the risk that their display advertisements are shown in inappropriate content categories, such as in adult, violent or political content. For that purpose, we use numerous internal systems and processes to filter out inventory in real time, including the list of suspect IP addresses from the Trustworthy Accountability Group and the lists of invalid traffic from several specialized external vendors. With respect to our inventory purchased through RTB exchanges, we utilize a mix of proprietary methodologies as well as third-party software to verify that inventory where the advertisement placement is shown conforms to our advertising guidelines and the content expectations and branding guidelines of our clients. In addition, we are an active member of the Coalition for Better Ads, supported by Google, and are compliant with their recommendations for the most user-friendly advertising formats.
Client Platform
We offer our clients an integrated technology platform that provides comprehensive visibility and detailed transparency on their campaigns across the consumer journey. This platform enables campaign execution and management through a unified and easy-to-use dashboard and a suite of software and services that automates key campaign processes. As a result, we reduce unnecessary complexity and cost associated with manual processes and having to use multiple vendors of commerce marketing products, delivering efficiencies across the consumer journey, even as campaigns grow in size, complexity and product mix.
The Criteo Commerce Marketing Ecosystem includes a comprehensive suite of services and software, including:

•	A unified and transparent dashboard to manage campaigns, product by product. This dashboard automates a number of campaign execution and management tasks. Key attributes of the dashboard include:

▪	easy-to-use interface;

▪	24/7 availability;

▪	granular control, with the ability to specify, for each Criteo product, the CPC that the client is ready to bid on at its own product category level;

▪	transparent and detailed reporting of key campaign metrics, such as CPCs, impressions served, effective cost per thousand impressions, or eCPM, click-through rate and post-click sales; and

▪
transparent standard reports that clients can download through the Criteo API, showing detailed impression-level information[4], including: publisher domains where their advertisements are shown, time stamps of displayed advertisements and the value of each impression. We believe that more transparency increases the confidence our clients have in Criteo, and further strengthens our relationship with them.

___________________________________________________
4 Based on A/B tests performed by Criteo over the months of February and March 2017.

•
Business intelligence and analytics. Included in our client service, we provide high-value consulting services to our larger clients through a team of advisers that aid them in setting goals for, extracting insights from, and evaluating trends and performance of their marketing campaigns across different marketing objectives, sources of inventory supply, marketing channels, and the multiple digital devices that customers may use.

In parallel with accessing transparent performance reporting from the Criteo Client Platform, a large proportion of our clients regularly use their own attribution tools and solutions (such as GoogleTM Analytics, IBM Coremetrics® or Adobe® Analytics) to independently measure and assess the performance of the post-click sales delivered by Criteo.
Our Commerce Marketing Product Portfolio
We offer four products focused on driving sales for our clients.
All our products are priced on a cost per click basis, which means that we only get paid when a user engages with our advertisements. For all of our products, our clients generally measure performance based on post-click sales.

•
Criteo Dynamic Retargeting drives post-click sales for our commerce clients by engaging consumers with personalized advertisements offering products or services for which they have already expressed shopping intent.

•
Criteo Customer Acquisition BETA drives post-click sales for our commerce clients by helping them to acquire new prospective customers, using intent information across a large pool of clients and engaging such prospective customers with personalized advertisements offering products or services that are predicted to be of interest to them.

•
Criteo Audience Match BETA drives more post-click sales for our commerce clients by accurately targeting and re-engaging their existing customers with personalized advertisements offering new products or services that they have not yet purchased.

•
Criteo Sponsored Products drives post-click sales for our brand clients by pricing and delivering in real time sponsored product advertisements to consumers demonstrating intent, or actively searching for a specific product or product category, on the websites of retailers selling such brand product.

With our product portfolio, we help our clients cover the entire consumer journey: acquiring new prospective customers, converting them into buyers and regularly re-engaging them across the customer lifetime.
Excluding our core product, Criteo Dynamic Retargeting, no other product accounted for more than 10% of total consolidated revenue for the periods presented.

Industry Background
The ability to engage and convert customers is critical for most companies, especially for businesses in the broader commerce and consumer brand sectors, who often dedicate a significant portion of their cost base to developing such an ability.
Ecommerce is Growing Fast But Physical Stores Remain Key Assets for Retailers.
The global retail commerce market is massive in size, representing $22.7 trillion in 2017, and is expected to continue to grow by a 5% compound annual growth rate, or CAGR, to $26.5 trillion in 2020, according to eMarketer. While business-to-consumer ecommerce is growing much faster than global commerce (by a 17.2% CAGR, from $2.9 trillion in 2017 to $4.7 trillion in 2020, according to eMarketer), retail ecommerce still represents a fairly limited share of overall retail commerce (growing from 10.1% in 2017 to 14.6% in 2020 according to eMarketer). This means that, despite the rapid growth of ecommerce, physical stores still capture approximately 90% of the global retail commerce market and remain key assets for retail commerce companies looking to offer differentiated services to consumers while distributing their products.

Display Advertising Grows Faster than Search Advertising But Faces Challenges for Broad-Based Performance Marketing.
While the internet and mobile devices continue to be critical to generating customer engagement and driving sales, both online and offline, they remain fragmented and complex marketing platforms, making it difficult and costly to engage and convert prospective customers. For example, the global cart abandonment rate, or the percentage of online customers leaving their order behind instead of purchasing, was 75.6% in the first quarter 2017 according to SaleCycle, including 72.8% in the Retail vertical and 81.7% in the Travel vertical.
There are two primary marketing channels for customer engagement and conversion in the digital space: Search Advertising and Display Advertising. According to eMarketer, digital marketers spent $185 billion on paid Search Advertising and Display Advertising combined in 2017, with this combined spend, defined as Digital Marketing, expected to grow at a 10.3% CAGR to $249 billion in 2020.
Display Advertising involves placing images, video or advertisements that incorporate animation, sound and/or interactivity, alongside website and mobile application content. According to eMarketer, Display Advertising, including on social media, represented 52% of the Digital Marketing market, or $97 billion in 2017, and is projected to grow at a 12.2% CAGR to $137 billion in 2020. The market for Display Advertising is more fragmented and is projected to grow over 50% faster than the market for Search Advertising, due in part to the rapid rise of mobile internet usage and the continued proliferation of free content across the internet, including on social media platforms.
The market for Display Advertising is growing fast but continues to face a number of significant challenges as an effective intent-driven medium for customer engagement and conversion, including:
Still Difficult to Deliver Targeted, Relevant Ads. In general, traditional Display Advertising solutions have incorporated limited personalization capabilities and have not been effective in utilizing consumer intent as a signal for the delivery of advertisements. As a result, targeting and messaging have mainly been done by buying advertising impressions for generic audiences and placing generic advertisements alongside certain types of content (e.g., non-personalized automotive advertisements on sites related to cars), without incorporating purchase intent or interests. These traditional campaigns often lack relevance and, as a consequence, result in limited user engagement and conversion.
Difficult to Deliver Performance at Scale. Many Display Advertising solutions are unable to sustain performance for larger campaigns or longer trials due in part to the highly fragmented nature of the Display Advertising landscape, increasing amounts of data and lack of robust technology. Therefore, the challenges described above are amplified for larger and more complex campaigns.
Pricing Disconnected from Performance. Display Advertising inventory has historically been sold on a cost-per-impression, or CPM, basis, meaning that an advertiser is charged each time an advertisement is displayed, whether or not a user has effectively seen or interacted with the advertisement. This makes it difficult for advertisers to determine the true cost of an advertising campaign and evaluate the relationship of that cost to the effectiveness of the campaign in driving engagement and sales. Today, the pricing models generally available in the Display Advertising market include the cost-per-action, or CPA, pricing model, where an advertiser is charged when a user takes a specific action; and hybrid pricing models, which reflect a combination of one or more of the CPM, CPC and CPA models. While Search Advertising inventory is generally priced on a CPC model, we believe Display Advertising inventory has generally been and continues to be largely priced on a CPM basis and, as a result, does not offer a clear performance-based pricing to marketers.
Inefficient Campaign Execution. Deployment of Display Advertising campaigns can be inefficient and costly. Traditional solutions are often a combination of many point solutions, requiring businesses to connect and manage multiple intermediaries and complex elements of the advertising campaign execution process, including media planning, data management and analysis, targeting, creative assembly, media buying, optimization, advertisement serving and reporting. In addition, meaningful portions of campaign planning, execution and management remain highly manual.
Lack of Performance-Based Advertising Options for Brand Manufacturers. Brand manufacturers, who usually do not directly sell their products online via their own ecommerce store, face a number of significant challenges when attempting to invest in performance-based digital advertising outside of Search Advertising to engage customers and drive sales. Among such challenges is a very limited number of options to advertise their products on a performance basis via Display Advertising campaigns and to get a clear and measurable view of how such advertising campaigns drive their sales.

Increasing Complexity and Fragmentation of the Path to Purchase. The consumer path to purchase has become complex and highly fragmented as shoppers move across multiple digital devices and platforms, from the initial intent to buy a product, to engaging with an advertisement and finally purchasing the product. It is therefore critical for marketers willing to use Display Advertising to drive sales that such marketing campaigns be developed and executed across all devices and environments.
Four Trends Point to Digital Display Advertising Reaching an Inflection Point in Driving More Sales for Marketers
We believe that, over the past few years, Display Advertising has reached an inflection point, becoming both a brand building medium and a more effective engagement and conversion channel. Four trends are driving this transformation:
Mobile and Cross-Device Commerce. Penetration of smartphones and tablets is driving rapid growth of global mobile commerce. Mobile commerce represented $1.4 trillion globally in 2017, and is expected to grow at a 29% CAGR between 2017 and 2020, according to eMarketer. In parallel, consumers increasingly use multiple devices to shop across ecommerce websites and mobile applications. As a result, we believe that transactions involving the use of multiple devices, referred to as "cross-device" transactions, represent between 40% and 50% of ecommerce, growing much faster than ecommerce.
Programmatic Buying. Technologies for more automated and efficient buying and selling of Display Advertising have been gaining traction for several years with both advertising buyers and publishers. Programmatic buying from real-time, automated bidding platforms and exchanges, as well as through relationships with publishers, provides advertisers with dynamic, targeted and efficient ways to access the proper inventory, and helps publishers maximize the value of their inventory. Worldwide spending in programmatic Display Advertising is expected to grow from $58 billion in 2017 to $85 billion in 2019 according to Zenith Optimedia, representing a CAGR of 21%.
Machine Learning. According to IDC Research, from now until 2020, the digital information universe is expected to double in size every two years. The large and diverse data sets that make up this digital information, often referred to as big data, are generally categorized into: business application data, human-generated content and machine data. New computational approaches and the falling costs of computing power enable technology companies to process and draw insights from this data using machine-learning approaches. These insights can be used to optimize Display Advertising campaigns in ways that were not previously possible. The ability to collect, collate and analyze shopping intent data points using machine-learning technology, is becoming a key differentiator for advertisers, including brand manufacturers.
Increasing Willingness from Commerce Companies and Brands to Share Data Within Collectives. We believe that brand manufacturers and retailers not only realize the strong potential of their commerce data, but also increasingly view collaboration and pooled data as key assets in order to better meet customers' needs, drive value for their business and better compete in today's environment. According to a study published by Forbes Insights in collaboration with Criteo in October 2017, 71% of retailers are willing to contribute online product searches data to a pool5. 60% of surveyed retailers are already part of a data cooperative, with almost 70% of those companies already pleased with their collaboration as well as the data they receive. Additionally, 72% of marketers cite "increased revenue" as a key benefit they experience from pooled data.
The Rise of Commerce Marketing Provides Significant Opportunities for Commerce Companies and Brand Manufacturers
In today's highly competitive environment, commerce companies and brand manufacturers increasingly focus on profitably engaging and converting their customers. To achieve this, they need a marketing partner who effectively capitalizes on large amounts of consumer intent and identification data and has the ability to activate this dataset through machine-learning technology, to drive measurable sales at scale across digital devices and environments.
Building on the four trends discussed above, we believe Commerce Marketing is quickly emerging as the next big marketing category. We define Commerce Marketing as the category of marketing that directly drives sales and profits from shoppers, unlike other forms of marketing that focus on media consumption and rely on objectives such as awareness, reach and engagement.

•
Commerce Marketing is not limited to digital. While many marketing channels, including Search Advertising and Social Platforms, are more naturally digital-native, Commerce Marketing has the potential to be the category where physical and digital converge, enabling retailers who operate physical stores, that provide valuable commerce data assets, to leverage their offline presence to drive sales online and vice versa.

•
Commerce Marketing centers on inspiring people to buy things. Unlike Search Advertising, which focuses on finding relevant information, and Social Platforms, which are all about connecting people, the sole focus of Commerce Marketing is inspiring consumers to purchase products using data to deliver relevant ads tailored to their interests and needs.

•
Commerce Marketing is measured by performance, directly driving sales and profits. Unlike all other marketing categories, Commerce Marketing is solely measured by the sales and corresponding profits it is driving for marketers through personalized campaigns at the individual user and individual product level.

We believe our large network of retailers provides us with a key role as an aggregator for the online retail industry.
We believe that Commerce Marketing is at the junction of Commerce Sales, Digital Marketing and CRM technology, supported by massive growth in big data and machine-learning capabilities6. As a result, we believe the following market dynamics will continue to support the growth in Commerce Marketing:

•	Global retail commerce will represent sales of $26.5 trillion by 2020, including $4.7 trillion in global retail ecommerce, growing by 17% CAGR, according to eMarketer.

•	Digital Marketing will grow 10% CAGR to represent $270 billion by 2020, including 12% CAGR to $137 billion for Display Advertising, according to eMarketer.

•	Sales of CRM software will grow 14% CAGR to represent $39 billion by 2021, according to Gartner.
We see Commerce Marketing as a powerful marketing category for marketers seeking to maximize customer engagement and conversion from current and past shoppers at scale. With marketers focused more and more on measurable performance, we believe Commerce Marketing is poised for rapid growth and will represent a major marketing category in the future.
Since inception, Criteo has solely focused on Commerce Marketing and developed numerous competitive strengths over time.

Competitive Strengths of the Criteo Commerce Marketing Ecosystem
We believe that our solution is transforming the way our commerce and brand clients use commerce marketing by making their marketing investments, in particular in Digital Marketing, more efficient, effective and measurable by driving sales across the consumer journey. We believe the following competitive strengths will enable us to capture a growing share of commerce marketing spend:
Criteo Shopper Graph Leverages a Massive, Granular and Open Data Set Focused on Commerce. Over the past few years, we have built the Criteo Shopper Graph, comprising three data collectives -the Identity Graph, the Interest Map and the Measurement Network- through data sharing among our clients. With the Criteo Shopper Graph, we are building one of the largest data sets focused on shoppers, with a scope among the largest in the industry. With 79% of our clients providing CRM data to enable us to match 3.7 billion user IDs across multiple digital devices or environments, we believe the matching rates of our Identity Graph are, in some markets, similar to, if not higher than, Google's and Facebook's7. In addition, our Interest Map offers a comprehensive and accurate shopper profile for all customers on whom we have collected information, and is the foundation for the development of compelling new products that will span the consumer journey. Importantly, we believe the guiding principles of Criteo Shopper Graph, in particular its open, transparent and fair approach to sharing and leveraging data within data collectives, differentiate it from the proprietary data management approaches of most of the large Internet companies.

___________________________________________________
5 "The Commerce Marketing Opportunity - How Collaboration Levels the Retail Playing Field", Forbes Insight, in collaboration with Criteo, October 10, 2017 http://www2.criteo.com/vibrant-future
6 Third-party data for the size of the Commerce Marketing opportunity is not publicly available.
7 Based on Criteo client feedback in large Western European markets, reporting that the matching rates of their anonymized customer emails within our Identity Graph is generally higher than that of Google's and Facebook's.

Our Powerful Technology Activates Our Dataset for Commerce. While shopping data is readily available to our commerce and brand clients, and plays a critical role for them, we believe the real challenge in commerce marketing is the ability to effectively activate this dataset to drive sales. The Criteo Commerce Marketing Ecosystem is the result of 12 years of research and development and investment in our technology, with a single focus on driving sales for clients. Through our deep data-driven understanding of consumer intent and behavior, we are able to deliver highly relevant, targeted and personalized advertisements across multiple marketing objectives and digital devices. The scale and breadth of our data is constantly expanding as users interact with our clients and as we deliver targeted advertisements. For example, in 2017, we delivered over 1.3 trillion targeted advertisements. By dynamically matching a user's intent or interest with a personalized advertisement, we are able to deliver more relevant and engaging advertisements to users, which are more likely to lead to sales. Our average click-through rate ("CTR"), or the ratio of clicks generated by our advertisements over the number of advertising impressions we purchased, was 0.84% in 20178, which represents a factor of over six times the average CTR as measured by the DoubleClick display benchmark tool9. We believe our superior CTR demonstrates the performance we consistently deliver. In addition, the Criteo Engine is supported by a flexible and scalable high-performance computing infrastructure, made of two Hadoop clusters hosting 76,000 processing cores with total storage capacity of 240,000 terabytes and 530 terabytes of random-access memory. Every day, our platform can process 250 terabytes of additional compressed data. We own approximately 25,500 servers through a global network of eight data centers. We believe the power and scalability of our core technology assets are increasingly hard to replicate by other market participants.

Our Large Scale Drives Powerful Network Effects. Our technology, developed and maintained by over 700 engineers, operates at significant scale and is powered by machine-learning algorithms whose accuracy and performance improve with each new piece of information about a user and the billions of advertising impressions we analyze daily. We believe this creates a cycle of increasing network effects. Over the past twelve years, we have built an extensive network of relationships with our clients and publishers, creating a highly liquid marketplace for advertising inventory. As of December 31, 2017, we had over 18,000 clients, including some of the largest commerce companies in the world. As we continue to grow our client base, we continue to grow the number of users who interact with our advertisements, which allows us to benefit from greater scale when we purchase inventory from publisher partners, many of whom have granted us preferred access to portions of their advertising inventory. On the supply side, we have direct relationships with thousands of publisher partners and are also integrated with the leading RTB advertising exchanges. As of December 31, 2017, we had matched an estimated 1.2 billion individual users, with an average of three user IDs matched per user, globally within our Identity Graph, making it one of the biggest user graphs in the market. As commerce clients spend more with us and we attract more publisher inventory and deliver more advertisements, our data assets grow, enabling us to deliver even more precisely targeted and personalized advertisements and generate additional sales for our clients. For brands, we have also created a strong network effect with Sponsored Products by offering brands the opportunity to advertise on a large network of retailers with a single campaign. As a result, we believe more commerce and brand clients will use our offering and potentially increase their spend with us. This, in turn, will enable us to increase advertising revenue for our publishers, further expanding our publisher network and enhancing our ability to drive increasing volumes of sales for clients. We expect this cycle of self-reinforcing network effects to continue to fuel our growth.

We Have a Complete Commerce Marketing Solution. Our solution addresses the entire consumer journey (customer acquisition, conversion and re-engagement) and works seamlessly across digital devices (desktops, laptops, smartphones and tablets), digital environments (web and mobile applications), platforms and operating systems, marketing channels (Display Advertising inventory, including social and native, video inventory, and sponsored products advertisements on retail ecommerce sites), and publisher networks (Google, Facebook and thousands of publishers and mobile application developers in the open web). With the fast increase in smartphone and tablet usage in an increasingly fragmented digital landscape, it has become critical for marketers to engage and convert their customers across multiple digital devices. We believe that, for marketers looking to engage with their prospective customers, or existing customers, irrespective of their position in the consumer journey, their digital device, digital environment, platform, marketing channel or publisher network where the customer may be reached and engaged, our complete commerce marketing solution provides a clear advantage over other solutions available on the market.
___________________________________________________
8 Does not include Criteo Sponsored Products.
9 Based on the average click-through rate on Standard Media of 0.14% over March-April 2017 as per the DoubleClick display benchmark tool. Data for the full year 2017 is not available.

We Have a Performance-Driven Model. With all our commerce marketing products, we only get paid when a user engages with one of our advertisements, usually by clicking on it, and our clients generally measure the performance of our solution based on post-click sales. This is a proven model, valued by our clients because it provides a clear link between the cost of marketing campaigns and their effectiveness in generating sales. As the Criteo Engine becomes more sophisticated, we are optimizing our technology to maximize post-click sales at a target cost-of-sales or the target gross margin per product of our clients. As a result of our measurable pay-for-performance model, most of our clients set their budgets with us whereby their total spend with us is effectively constrained mainly by our ability to find enough relevant opportunities that achieve their specific return objectives. For example, for the year ended December 31, 2017 over 75% of our Revenue ex-TAC was derived from clients whose budgets were either uncapped or so large that the budget constraint did not restrict purchases of advertisements by us. In addition, existing clients continue to increase their spend with us, as illustrated by our 115% revenue retention rate10 for the year ended December 31, 2017, demonstrating our ability to drive revenue expansion within our existing client base.
Our Product Portfolio Covers the Entire Consumer Journey. With our existing product portfolio, consisting of Criteo Dynamic Retargeting, Criteo Customer Acquisition BETA, Criteo Audience Match BETA and Criteo Sponsored Products, we help our clients cover the entire consumer journey: acquiring new prospective customers, converting them into buyers and regularly re-engaging them over the customer lifetime. We continue to build and develop compelling new products for our commerce and brand clients to help them drive sales and profits through additional marketing scenarios along the consumer journey. We believe our ability to drive sales and profits for clients according to numerous marketing objectives and scenarios across the consumer journey is a key competitive advantage on the market.
We Have a Scaled Global Presence. We do business in 98 countries and have a direct operating presence through 31 offices in 19 countries. In 2017, 40% of our revenue was derived from clients who conducted commerce marketing campaigns with us in more than one national market. We have achieved this global presence by replicating and scaling our business model across all geographic markets. Large businesses are increasingly seeking global marketing partners with comprehensive commerce marketing solutions that are effective across multiple geographies. We believe we are able to meet this demand by leveraging our scalable technology and global network of relationships and are well positioned to serve our clients in virtually every market in which they seek to drive sales.
We Offer Transparent Measurement and End-To-End Service. Our offering is end-to-end and all-inclusive, encompassing the integration of our clients' digital properties, user reach and tracking, the real-time buying of impressions on a large network of publishers, the real-time creation of customized advertisements for each specific client and its prospective end customer, the serving and delivery of the advertisements and the provision of real-time analytics on the performance of our campaigns. In addition, our clients have 24/7 access to a unified dashboard to manage their commerce marketing spend, product by product. Our platform automates most of the processes associated with executing a commerce marketing campaign, such as creative assembly, real-time buying of inventory, campaign optimization, and billing. Using our platform, our clients are able to manage their campaigns based on their specific cost of sales or return on investment objectives on large volumes, with real-time control over the price they pay. As a result, we reduce unnecessary complexity and cost associated with manual processes and multiple providers involved in the management of performance-based multi-product marketing campaigns. Further, we are able to continue to deliver these efficiencies even as marketing campaigns scale and become more complex in size and product mix. We also provide our clients with transparent and detailed reporting of key campaign metrics, and transparent standard reports showing detailed impression-level information (See the "Client Platform" description in the section about the Criteo Commerce Marketing Ecosystem). We believe the ease of use and transparency of our offering is a key strength on the market.

___________________________________________________
10 Excluding Criteo Sponsored Products.

We Apply Best-In-Class User Privacy Standards. We are strongly committed to consumer privacy. The user information we collect relates primarily to purchase intent and is therefore not considered as information that can directly identify a user. In 2009, we were one of the first companies to include an "Ad Choices" link in all the advertisements we deliver, which gives users access to clear, transparent, detailed and user-friendly information about personalized advertisements and the data practices associated with the advertisements they receive. In addition, we provide consumers with an easy-to-use and easy-to-access mechanism to control their advertising experience and opt out of receiving targeted advertisements we deliver, either for all campaigns or for a specific client or specific period of time. We believe that this transparent consumer-centric approach to privacy empowers consumers to make better-informed decisions about our use of their data. We also actively encourage our clients and publishers to provide information to consumers about our collection and use of data relating to the advertisements we deliver and monitor. We believe our industry-leading privacy, security and safety standards for consumers and our commerce and brand clients are key competitive advantages on the market.
Our Growth Opportunities
Our goal is to drive post-click sales at scale for our clients at their targeted return on investment and across the entire consumer journey. Our vision is to build the highest performing and open Commerce Marketing Ecosystem, by connecting shoppers to the things they need and love, and by delivering the highest performance to the commerce companies and brand manufacturers who participate in our ecosystem. We are currently expanding our business and strengthening our Commerce Marketing Ecosystem through several growth opportunities, both within our core business and in new areas focused on driving client sales. The core elements of our growth strategy include:
Further Build and Leverage the Criteo Shopper Graph. Since 2015, we have been developing the Criteo Shopper Graph, which comprises three data collectives -the Identity Graph, the Interest Map and the Measurement Network- through data sharing among our clients. With the Criteo Shopper Graph, we are building one the world's largest data sets focused on shoppers, that offers our clients openness, transparency, security and fairness. The Criteo Shopper Graph, in particular the Identity Graph and the Interest Map, is central to our plans to bring compelling new commerce marketing products to market. We will continue to build and enhance our three data collectives that make up the Criteo Shopper Graph.
Continue to Innovate and Invest in Technology and Data. We will continue to make substantial investments in research and development with a focus on our machine-learning algorithms and further scaling our technology platform. As the rich data sets that drive performance on a real-time basis are central to the value we deliver to our clients, we intend to invest in additional data assets to extract more value from the data we collect.
Upsell New Products Across the Consumer Journey. Our broad product portfolio helps our clients cover the entire consumer journey, by acquiring new prospective customers, converting them into buyers and regularly re-engaging them along the customer lifetime. Since all of our existing products address the needs of our commerce clients, in particular retailers, we intend to continue to upsell Criteo Customer Acquisition BETA and Criteo Audience Match BETA to our existing commerce clients and to offer Criteo Sponsored Products as a key advertising channel to our retail commerce clients to generate high gross margin revenue from brands.
Broaden Quality Inventory Supply Across our Publisher Network. We currently partner with thousands of media publishers globally for Display Advertising. While we work with both real-time bidding Display Advertising exchanges and direct publishers, including premium publishers, 37% of our Revenue ex-TAC in 2017 was generated from inventory sourced from publishers with whom we have a direct, preferred relationship. We intend to maintain a high level of preferred relationships, with both premium and mid-sized publishers, including through the broader deployment of Criteo Direct Bidder, our latest header bidding technology, with large publishers. In addition, we continue to expand our supply of quality advertising inventory, especially in mobile applications, native and social inventory. With Criteo Sponsored Products, we intend to increase our publisher reach with retailers by providing a broader share of our existing commerce client base with the opportunity to monetize their inventory through brand demand.
Further Expand our Client Base Globally and Across Sizes, Including Consumer Brand Manufacturers. We have a record of entering new geographic markets, adding new clients successfully and rapidly gaining commercial traction. We intend to continue to grow our client base, both in the large client and the midmarket categories. In 2015, 2016 and 2017, we invested significantly to capture the midmarket opportunity and intend to continue to invest in this large market category. We plan to expand our midmarket presence in the Americas, Europe, the Middle East and Africa, or EMEA, and Asia-Pacific. We believe significant opportunities remain to also grow our business with large clients in geographic markets where we already operate, such as Western Europe, the United States and Japan.

Additionally we plan to undertake a significant transformation of our go-to-market approach, aiming at maximizing our commercial opportunity while becoming more strategic to large clients and scaling our midmarket operations more efficiently and profitably. This will include focusing on a multi-product sales approach, refining service levels based on client size and potential, and building self-service capabilities for the midmarket.
Criteo primarily addresses commerce marketing for companies in the retail, travel and classifieds verticals, which we define as commerce clients. With Criteo Sponsored Products, we address the need for measurable performance of brand manufacturers, who can market their products on major retail ecommerce sites. We believe the demand for performance-based marketing from brand manufacturers represents a significant opportunity for us. We will continue to focus on growing our share of brand manufacturers through the expansion of Criteo Sponsored Products to a larger number of retail ecommerce sites.
Develop New Products for Commerce and Brand Clients. In 2007, we started delivering elements of our commerce marketing offering through Dynamic Retargeting on internet display advertisements in desktop browsers. Since then, we have expanded Dynamic Retargeting into mobile in-browser and in-app, native display, including on social media platforms, and, more recently video inventory. In parallel, we have broadened our product portfolio to include: a customer acquisition product for retailers, Criteo Customer Acquisition BETA; a customer re-engagement product for retailers, Criteo Audience Match BETA; and a performance-based product for brand clients to market their products on retail ecommerce sites, Criteo Sponsored Products. To enable our commerce and brand clients to expand their reach inside the consumer journey, we intend to invest in developing products across new marketing scenarios, while always offering a single solution priced on a transparent performance-based model. For example, we are exploring ways to expand into "look-alike" audience targeting for commerce clients, mobile applications installation for commerce clients, or performance-based campaigns for brand manufacturers outside of the retailer environment.
Grow our Omnichannel Capabilities. A large portion of our commerce client base operates physical stores and still generates a significant percentage of their sales from offline stores. While retailers extract massive amounts of sales data from their physical stores, they often lack the sophisticated technology necessary to activate this dataset for sales generation, both online and offline. As a result, retailers are increasingly interested in omnichannel marketing solutions that allow them to target their customers everywhere and bridge the gap between online and offline. We are expanding our solutions for omnichannel marketing, by feeding our clients' offline CRM data into our Identity Graph, in order to match offline consumers with their online profile. For example, Criteo Audience Match BETA, our customer re-engagement product, allows the uploading of online and offline CRM identities, like hashed emails, to inform and run online campaigns. We are also working on Store-to-web retargeting campaigns, new campaign types to reengage offline buyers to buy more both online and offline.
Pursue Strategic Acquisitions. We acquired six companies since our inception. We selectively evaluate technologies and businesses that we believe have potential to enhance, complement or expand our technology platform and product portfolio, or strengthen our research and development team. We target acquisitions that can be efficiently integrated into our technology platform, global operations and company culture, while preserving the quality and performance of our offerings. We believe we are an acquirer of choice among prospective acquisition targets thanks to our entrepreneurial culture, growth, global scale, strong brand and market position.
Strategic Relationship with Yahoo! Japan
In August 2012, we entered into a strategic relationship with Yahoo! Japan, a leading provider of advertising inventory in Japan, which grants us privileged access to their performance-based display inventory. In connection with this strategic relationship, Yahoo! Japan invested in our subsidiary, Criteo K.K. We retain 66% ownership of Criteo K.K. and Yahoo! Japan holds a 34% ownership. Yahoo! Japan has the right to require us to buy back its interest upon the occurrence of certain events (such as bankruptcy or breach of obligations), and we have the right to require them to sell their interest in Criteo K.K. under specified circumstances, such as a termination of the commercial relationship.
This strategic relationship may be terminated by either party for material breach and other customary events. The term of this strategic relationship automatically renewed to August 2018 and will continue to renew automatically thereafter for one-year terms if neither party provides advance written notice of its intent not to renew within a specified period of time.

Infrastructure
Our ability to execute depends on our highly sophisticated global technology software and hardware infrastructure. As of December 31, 2017, our global infrastructure included approximately 25,500 servers, including two Hadoop clusters comprising 3,350 servers providing a storage capacity exceeding 240,000 terabytes and 530 terabytes of random-access memory. Our global infrastructure is divided into three independent geographic zones in the Americas, Asia-Pacific and EMEA. In each of these zones, our services are delivered through data centers that support this zone. We generally rely on more than one data center in any given zone. The data centers are strategically placed within large zones to be close to our clients, publishers and users. This provides the benefit of minimizing the impact of network latency within a particular zone, especially for time-constrained services such as RTB. In addition, we replicate data across multiple data centers to maximize availability and performance. We also generally seek to distribute workload across multiple locations to avoid overloads in our systems and increase reliability through redundancy.
Within each data center, computing power is provided by horizontal build-outs of commodity servers arranged in multiple, highly redundant pools. Some of these pools are dedicated to handling incoming traffic and delivering advertisements while others are devoted to the data analytics involved in creating these advertisements. In particular, we use clusters using software specifically designed for processing large data sets, such as Hadoop, to run offline data analyzes. The results are then fed back to refresh and improve our prediction and recommendation algorithms.
We use multiple-layered security controls to protect the Criteo Engine and our data assets, including hardware- and software-based access controls for our source code and production systems, segregated networks for different components of our production systems and centralized production systems management.
Our Clients
Our client base consists primarily of companies in the retail, travel and classifieds verticals, which we define as commerce clients, and includes some of the largest and most sophisticated commerce companies in the world. These companies range from large, global, diversified commerce companies to mid-sized regional companies. With Criteo Sponsored Products, we also serve brand manufacturers, which we refer to as brand clients. As of December 31, 2017, we had more than 18,000 clients (commerce and brand clients combined), representing clients who had a marketing campaign live with us on any given day over a 12 trailing-month period. In 2017, approximately 84% of our client relationships11 were held directly with the client, whereby there was no advertising agency or any other third-party involved in our client relationship.
We believe our business is not substantially dependent on any particular client or group of clients. In 2015, 2016 and 2017, our largest client represented 1.9%, 2.0% and 1.9% of our revenue, respectively, and in 2017 our largest 10 clients represented 11.2% of our revenue in the aggregate.
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
Our client base is composed of two client categories: the large client category and the midmarket category. We define large clients as the top-50 or the top-100 commerce websites per vertical in a given geographic market, depending on the depth of that market, based on the number of monthly unique visitors as measured by comScore or other third-party providers of such information. We define a midmarket client as any client outside of the large client category per vertical in a given geographic market, depending on the depth of that market, and with a certain minimum threshold number of unique monthly visitors to their digital property, as measured by comScore or other third-party providers of such information. This minimum threshold varies by market, but is generally around 40,000 unique monthly visitors for our more developed markets. The delineation between the large client and midmarket categories is fluid and the Company may decide, from time to time, to move some clients from one category to another.
___________________________________________________
11 Excluding Criteo Sponsored Products.

Research and Development
We invest substantial resources in research and development to conduct fundamental research on machine-learning models, enhance the algorithms in our Engine, develop new features and products, conduct quality assurance testing, improve our core technology and enhance our technology infrastructure. Our engineering group is primarily located in research and development centers in Paris, France; Grenoble, France; Palo Alto, California and Ann Arbor, Michigan. We expect to continue to expand capabilities of our technology in the future and to invest significantly in continued research and development and new product efforts. We had over 700 employees primarily engaged research and development and product at December 31, 2017. Research and development expenses, including expenses related to the Product group, totaled $86.8 million, $123.6 million and $173.9 million for 2015, 2016 and 2017, respectively.
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
Agreements with our employees and consultants may also be breached, and we may not have adequate remedies to redress any breach. Further, to the extent that our employees or consultants use intellectual property owned by others in their work for us, disputes may arise as to the rights to know-how and inventions relating thereto or resulting therefrom. Finally, our trade secrets may otherwise become known or be independently discovered by competitors and unauthorized parties may attempt to copy aspects of the Criteo Commerce Marketing Ecosystem or obtain and use information that we regard as proprietary.
As of December 31, 2017, we held five patents issued by the U.S. Patent and Trademark Office, one patent issued by the French Patent Office, one patent issued by the European Patent Office, one patent issued by the Japan Patent Office and one patent issued by the Korean Intellectual Property Office, and had filed 29 non-provisional U.S. patent applications, five European patent applications and one international patent application under the Patent Cooperation Treaty. We also own and use registered and unregistered trademarks on or in connection with our products and services in numerous jurisdictions. In addition, we have also registered numerous internet domain names.
Our industry is characterized by the existence of a large number of patents and frequent claims and related litigation regarding patent and other intellectual property rights. In particular, leading companies in the technology industry have extensive patent portfolios. From time to time, third parties, including certain of these leading companies, have asserted and may assert patent, copyright, trademark and other intellectual property rights against us, our clients or our publishers. Litigation and associated expenses may be necessary to enforce our proprietary rights.
Privacy, Data Protection and Content Control

Legal and Regulatory

Privacy and data protection laws play a significant role in our business. The regulatory environment for the collection and use of consumer data by advertising networks, advertisers and publishers is frequently evolving in the United States, Europe and elsewhere. The United States and foreign governments have enacted, considered or are considering legislation or regulations that could significantly restrict industry participants’ ability to collect, augment, analyze, use and share non-identifying data, such as by regulating the level of consumer notice and consent required before a company can utilize cookies or other tracking technologies.

In the United States, at both the federal and state level, there are laws that govern activities such as the collection and use of data by companies like us. At the federal level, online advertising activities in the United States have primarily been subject to regulation by the Federal Trade Commission, or the FTC, which has regularly relied upon Section 5 of the Federal Trade Commission Act, or Section 5, to enforce against unfair and deceptive trade practices, including alleged violations of consumer privacy interests. Various states have also enacted legislation that governs these practices. For example, on September 27, 2013, the governor of California signed into law AB 370, an amendment to the California Online Privacy Protection Act of 2003, or CalOPPA. This amendment requires that we disclose in our privacy policy how we respond to web browser "do not track" signals. Our privacy policy discloses that we do not respond to web browser "do not track" signals but that we do respond to opt-out requests made through our proprietary opt-out button or through industry opt-out platforms (namely Network Advertising Initiative and Digital Advertising Alliance).

In addition, the Criteo Commerce Marketing Ecosystem reaches users throughout the world, including in Europe, Australia, Canada, South America and Asia-Pacific. As a result, some of our activities may also be subject to the laws of foreign jurisdictions. In particular, data protection laws in Europe can be more restrictive regarding the collection and use of data than those in U.S. jurisdictions.

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
The position regarding explicit versus implied consent also is still not fully settled within the European Union. On October 2, 2013, the Article 29 Data Protection Working Party, a group with an advisory status composed of representatives of the European Union data protection authorities and the European Commission, issued new guidance on the obtaining of consent for cookies under the E-Privacy Directive and recommended that consent be expressed by the user's positive action or other active behavior, such as clicking on a link, image or other content, based on clear information that cookies will be set due to this action. While the European Institutions are still in the process of adopting a regulation proposal to review the E-Privacy Directive, there is no assurance that tracking for advertising purposes will not be affected, as the mechanisms for "cookie" consent are being re-discussed.
In December 2016, E.U. institutions reached an agreement on a draft regulation that was formally adopted in April 2016, referred to as the General Data Protection Regulation ("GDPR"). The GDPR updates and modernizes the principles of the 1995 Data Protection Directive. The GDPR significantly increases the level of sanctions for non-compliance. The European Union data protection authorities will have the power to impose administrative fines of up to a maximum of €20 million or 4% of the data controller's or data processor's total worldwide global turnover for the preceding financial year, whichever is higher. We believe that the regulation should not have a material impact on our business or the way our technologies operate. However, interpretations of the GDPR may vary, especially with respect to the conditions for collection of a valid "non-ambiguous" consent, and thus there can be no assurance that this will be the case. To illustrate this risk of different interpretations by the competent authorities, the Spanish Data Protection Authority (Agencia Espanola de Proteccion de Datos) published guidance on GDPR compliance for Data Controllers in which it is stated that continuing to browse a website could materialize the consent of a user for cookie tracking, while the UK Data Protection Authority (Information Commissioner's Office) is listing stricter requirements in its own guidance and seems to impose a very clear and specific statement of consent. The regulation will be enforced after a two-year transition period beginning in May 2018.
As we continue to expand into other foreign jurisdictions, we may be subject to additional laws and regulations that may affect how we conduct business.

Self-Regulation
In addition to complying with extensive government regulations, we voluntarily and actively participate in several trade associations and industry self-regulatory groups that promulgate best practices or codes of conduct relating to targeted advertising. For example, the Internet Advertising Bureau EU & US, the Network Advertising Initiative, the European Digital Advertising Alliance and the Digital Advertising Alliance have developed and implemented guidance for companies to provide notice and choice to users regarding targeted advertising.
In addition to complying with such guidance, we provide consumers with notice about our use of cookies and our collection and use of data in connection with the delivery of targeted advertising, and allow them to opt out from the use of such data for the delivery of targeted advertising. In an effort to harmonize the industry’s approach to internet-based advertising, these programs facilitate a user's ability to disable services of integrated providers, but also educate users on the potential benefits of online advertising, including access to free content and display of more relevant advertisements to them. The rules and policies of the self-regulatory programs that we participate in are updated from time to time and may impose additional restrictions upon us in the future.

In 2009, we became one of the first companies to broadly include an "Ad Choices" link in all the advertisements we deliver, which gives users access to clear, transparent, detailed and user-friendly information about personalized advertisements and the data practices associated with the advertisements they receive. In addition, we provide consumers with an easy-to-use and easy-to-access mechanism to control their advertising experience and opt out of receiving targeted advertisements we deliver, either for all campaigns or for a specific client or specific period of time. We believe that this transparent consumer-centric approach to privacy empowers consumers to make better-informed decisions about our use of their data. We also actively encourage our clients and publishers to provide information to consumers about our collection and use of data relating to the advertisements we deliver and monitor.
Content Control and Brand Safety
To protect against unlawful advertiser and publisher content, we include restrictions on content in our terms and conditions. We also take a large variety of brand safety measures to ensure that the brand equity of our clients is preserved at all times. These measures include determining that each publisher's inventory meets our content requirements and those of our clients to ensure that their display advertisements are not shown in inappropriate content categories. For that purpose, we use numerous internal systems and processes to filter out inventory in real time, including the list of suspect IP addresses from the Trustworthy Accountability Group and the lists of invalid traffic from several specialized external vendors. With respect to our inventory purchased through RTB exchanges, we utilize a mix of proprietary methodologies as well as third-party software to verify that inventory where the advertisement placement is shown conforms to our advertising guidelines and the content expectations and branding guidelines of our clients.
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
Competition
We compete in the market for commerce marketing, primarily through Display Advertising. Our market is rapidly evolving, highly competitive, complex and still fragmented, although rapidly consolidating. We face significant competition in this market, which we expect to intensify in the future, partially as a result of potential new entrants in our market, including but not limited to large well-established internet publishers and players. We currently compete with large, well-established companies, such as Alliance Data, Corp. ("Alliance Data"), Google, Amazon.com ("Amazon"), Facebook, Inc. ("Facebook"), as well as smaller, privately held companies. Potential competition could emerge from large enterprise marketing platforms, like Adobe Systems Inc. ("Adobe"), Oracle Corporation ("Oracle"), and Salesforce.com, Inc. ("Salesforce"). In addition, web browsers, and desktop and mobile operating systems developed by large software companies like Google and Apple Inc. ("Apple") can have a significant influence and impact on the way we operate. We believe the principal competitive factors in our industry include:

•	access to granular commerce data on a large scale;

•	technology-based ability to activate commerce data for sales generation;

•	technology-based ability to generate high return on marketing spend at scale;

•	breadth and depth of consumer reach;

•	measurability of the marketing spend performance, based on clear and transparent accountability metrics;

•	completeness and effectiveness of solution across digital devices, environments, platforms, marketing channels and publisher networks;

•	relevance and breadth of product portfolio to address numerous commerce marketing objectives;

•	openness, transparency, security and fairness of data sharing and data management practices;

•	client trust;

•	global presence;

•	client service and detailed, transparent client reporting;

•	commitment to data protection and user privacy; and

•	ease of use.
We believe that we are well positioned with respect to all of these factors and expect to continue to grow and capture an increasing share of commerce marketing budgets worldwide.
Seasonality
Our client base consists primarily of businesses in the digital retail, travel and classifieds industries, which we define as commerce clients. In the digital retail industry in particular, many businesses devote the largest portion of their advertising spend to the fourth quarter of the calendar year, to coincide with increased holiday spending by consumers. With respect to Criteo Sponsored Products, the concentration of advertising spend in the fourth quarter of the calendar year is particularly pronounced. Our retail commerce clients typically conduct fewer advertising campaigns in the first and second quarters than they do in other quarters, while our travel clients typically increase their travel campaigns in the first and third quarters and conduct fewer advertising campaigns in the second quarter. As a result, our revenue tends to be seasonal in nature, but the impact of this seasonality has, to date, been partly offset by our significant growth and geographic expansion. If the seasonal fluctuations become more pronounced, our operating cash flows could fluctuate materially from period to period.
Employees
As of December 31, 2017, we had 2,764 employees. Our employees employed by French entities (957 employees) are represented by a labor union, employee representative bodies (works' council, employee delegates and a health and safety committee) and covered by collective bargaining agreements. We consider labor relations to be good and have not experienced any work stoppages, slowdowns or other serious labor problems that have materially impeded our business operations.
Financial Information about Segments and Regions
We manage our operations as a single reportable segment. For information about revenues, net income and total assets of our reporting segment, please see our audited consolidated financial statements included elsewhere in this Form 10-K. For a breakdown of our revenue and non-current assets by region, please see Note 24 to our audited consolidated financial statements included elsewhere in this Form 10-K. For information regarding risks associated with our international operations, please refer to the section entitled "Risk Factors" in Item 1A of Part I in this Form 10-K.

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
Risks Related to Our Business and Industry
The failure by the Criteo Engine to accurately predict engagement by a user could result in significant costs to us, lost revenue and diminished advertising inventory.
The effective delivery of our commerce marketing solution depends on the ability of the Criteo Engine to predict the likelihood that a consumer will engage with any given internet display advertisement with a sufficient degree of accuracy that our clients can achieve desirable returns on their marketing spend. We primarily charge our clients based on a CPC pricing model, and our clients only pay us when a user engages with the advertisement, usually by clicking on it. However, for Criteo Dynamic Retargeting, Criteo Customer Acquisition BETA and Criteo Audience Match BETA, we purchase advertising inventory from publishers on a cost-per-thousand-impressions, or CPM, basis.
Our agreements with clients are open-ended and often do not include a spending minimum. Similarly, our contracts with publishers generally do not include long-term obligations requiring them to make their inventory available to us. Therefore, we need to continuously deliver satisfactory results for our clients and publishers in order to maintain and increase revenue, which in turn depends in part on the optimal functioning of the Criteo Engine.
In addition, as we have increased the number of clients and publishers that use our offering on a global basis, we have experienced significant growth in the amount of data processed by the Criteo Engine and the number of advertising impressions we deliver. As the amount of data and number of variables processed by the Criteo Engine increase, the risk of errors in the type of data collected, stored or accessed increases. In addition, the calculations that the algorithms must compute become increasingly complex and the likelihood of any defects or errors increases.
If we were to experience significant errors or defects in the Criteo Engine, our solution could be impaired or stop working altogether, which could prevent us from purchasing any advertising inventory and generating any revenue until the errors or defects were detected and corrected. Other negative consequences from significant errors or defects in the Criteo Engine could include:

•	a loss of clients and publishers;

•	lower click-through rates;

•	lower conversion rates;

•	lower profitability per impression, up to and including negative margins;

•	faulty inventory purchase decisions for which we may need to bear the cost;

•	lower return on marketing spend for our clients;

•	lower price for the advertising inventory we are able to offer to publishers;

•	delivery of advertisements that are less relevant or irrelevant to users;

•	liability for damages or regulatory inquiries or lawsuits; and

•	harm to our reputation.
Furthermore, the ability of the Criteo Engine to accurately predict engagement by a user depends in part on our ability to continuously innovate and improve the algorithms underlying the Criteo Engine in order to deliver positive results for our clients and publishers that can be clearly attributed to the services we provide. The failure to do so could result in delivering poor performance for our clients and a reduced ability to secure advertising inventory from publishers.
If failures in the Criteo Engine or our inability to innovate and improve the algorithms underlying the Criteo Engine result in our clients and publishers ceasing to partner with us, we cannot guarantee that we will be able to replace, in a timely or effective manner, departing clients with new clients that generate comparable revenue or departing publishers with new publishers that offer similar internet advertising inventory. As a result, the failure by the Criteo Engine to accurately predict engagement of users and to continue to do so over time could result in significant costs to us, lost revenue and diminished advertising inventory.
The proper functioning of the Criteo Engine may be impaired by fraudulent or malicious activity, including non-human traffic.
It is possible that fraudulent or malicious activity, including non-human traffic, could impair the proper functioning of the Criteo Engine. For example, the use of bots or other automated or manual mechanisms to generate fraudulent clicks or misattribute clicks on advertisements we deliver could overstate the performance of our advertising. Preventing and combating fraud requires constant vigilance, and we may not always be successful in our efforts to do so. It may be difficult to detect fraudulent or malicious activity, particularly because the perpetrators of such activity, which may include foreign governments, may have significant resources at their disposal, may frequently change their tactics and may become more sophisticated, requiring us to improve our processes for detecting and controlling such activity. Such fraudulent or malicious activity could result in negative publicity and reputational harm and require significant additional management time and attention. Further, if we fail to detect or prevent fraudulent or malicious activity, our clients may experience or perceive a reduced return on their investment or heightened risk associated with the use of our products, resulting in refusals to pay, demands for refunds, loss of confidence, withdrawal of future business and potential legal claims.
Similarly, if we show advertising or inventory that is fraudulent, we may lose the trust of our clients, which would harm our brand and reputation. If potential clients perceive that the Criteo Engine is vulnerable to bots or similar non-human traffic, fraudulent clicks or other malicious activity, we may not be able to maintain our existing clients or attract new clients. As a result, our business could suffer and our results of operations could be materially impacted.
Our business depends on our ability to maintain the quality of content for our clients and publishers.
Our client's satisfaction depends on our ability to place advertisements with publisher content that is well-suited to the client product or service. If we are unable to keep our clients’ advertisements from being placed in unlawful or inappropriate content, our reputation and business may suffer. In particular, we could be treated as a spammer and blocked by internet service providers or regulators. In addition, if we place advertisements on websites containing content that is not permitted under the terms of the applicable agreements with a client, we may be unable to charge the client for clicks generated on those sites, the client may terminate their campaign, the client may require us to indemnify them for any resulting third party claims, or the client may allege breach of contract. Further, our publishers rely upon us not to place advertisements on their websites that are unlawful or inappropriate. If we are unable to maintain the quality of our client and publisher content as the number of clients and publishers we work with continues to grow, our reputation and business may suffer and we may not be able to retain or secure additional clients or publisher relationships.

If we fail to innovate, adapt and respond effectively to rapidly changing technology, our solution may become less competitive or obsolete.
Our future success will depend on our ability to continuously enhance and improve our solution to meet client needs, add functionality to our client platform, and address technological and industry advancements. If we are unable to enhance our commerce marketing portfolio to meet market demand in a timely manner, we may not be able to maintain our existing clients or attract new clients.
For example, as ecommerce and consumption of content continues to migrate from the desktop web to mobile and tablet devices and advertisements more frequently include video or incorporate animation, sound and/or interactivity, which we refer to as rich media content, businesses are increasingly demanding that Display Advertising solutions extend to all three screens and support video and rich media content.
In addition, as consumers spend more time watching video and playing social network games online, including within mobile applications, as opposed to browsing static web pages, businesses may increasingly shift their advertising budgets to video and game publishers and to mobile applications or, if consumers fail to engage with advertisements displayed on smaller screens, reduce their Display Advertising budgets. Although online advertising has long facilitated the availability of free or low-cost online content for consumers, consumers have increasingly chosen to pay for advertising-free services such as Netflix, which similarly could lead businesses to reduce their advertising budgets. In order to maintain and continue to grow our revenue, we may need to continue to adapt and improve our offering to offer video and rich media content advertisements and to enhance user engagement with advertisements on mobile applications. In addition, there may be developments in the way we purchase inventory that require us to adapt our technology. For example, in early 2017, we launched Criteo Direct Bidder, our next generation header bidding technology, now directly connected with the ad servers of 1,500 large publishers. Although Criteo Direct Bidder has been positively received by publishers, there can be no assurance that we will continue to adequately address the increased use of header bidding in the publisher inventory sector of the industry.
Our complete solution for personalized mobile advertising involves delivery of Display Advertising to the web browsers of mobile devices, which we refer to as in-browser, as well as within mobile applications, which we refer to as in-app. To date, the majority of our revenue derived from the delivery of Display Advertising on mobile devices is still from in-browser advertisements. We may not be successful in generating comparable revenue from our mobile in-app solution or sustain revenue from our in-browser solution. We have developed a “Universal Match” cross-device matching solution that allows us to match users across devices based on our Identity Graph. However, as the number of sales involving multiple devices increases, there can be no assurance that our Identity Graph will be strong enough to track sales across devices, thereby impairing our ability to properly attribute sales of our clients’ products being generated by our services.

Additionally, in the fourth quarter of 2017, we released two new products in beta version, Criteo Customer Acquisition and Criteo Audience Match. Criteo Customer Acquisition BETA helps retailers acquire new customers by using their intent information across a pool of retailers, and Criteo Audience Match BETA allows retailers to accurately target and re-engage customers that are already in their CRM system in order to drive sales. There can be no assurance that these products will be successful.
If we are unable to successfully develop, enhance or acquire new products to continuously meet clients' needs or are unable to adapt our organization to market these new products, our offering may become less competitive or obsolete.

Our ability to generate revenue depends on our collection of significant amounts of data from various sources, which may be restricted by consumer choice, restrictions imposed by clients, publishers and browsers or other software developers, changes in technology, and new developments in laws, regulations and industry standards.
Our ability to optimize the delivery of internet advertisements for our clients depends on our ability to successfully leverage data, including data that we collect from our clients, data we receive from our publisher partners and third parties, and data from our own operating history. Using cookies, device identifiers, and similar tracking technologies, we collect information about the interactions of users with our clients’ and publishers’ digital properties (including, for example, information about the placement of advertisements and users’ shopping or other interactions with our clients’ websites or advertisements). Our ability to successfully leverage such data depends on our continued ability to access and use such data, which could be restricted by a number of factors, including consumer choice, restrictions imposed by clients, publishers and web browser developers or other software developers, changes in technology, including changes in web browser technology, and new developments in, or new interpretations of, laws, regulations and industry standards.
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
Further, there is a risk that web browser developers, such as Apple, Microsoft Corp. ("Microsoft") or Google, may implement changes in browser or device functionality that impair our ability to understand the preferences of consumers, including by limiting the use of third-party cookies or other tracking technology or data indicating or predicting consumer preferences. These web browser developers have significant resources at their disposal and command substantial market share, and any restrictions they impose could foreclose our ability to understand the preferences of a substantial number of consumers. For example, Apple launched its Intelligent Tracking Prevention ("ITP") feature in its Safari browser in September 2017, which blocks some or all third-party cookies by default on mobile and desktop and therefore makes it more difficult for third-party providers like Criteo to access data on Safari users. Similarly, search engines and other service providers that explicitly do not allow the tracking of data, such as DuckDuckGo, Inc., have been growing and may continue to grow in popularity. We have adapted our offering to enable us to continue to access data and deliver Display Advertising on such web browsers, but there can be no assurance that Apple or another developer will not release technology that further inhibits our ability to collect data or that regulators will not challenge the transparency of our offerings. In addition, the adaptations to our offering that we have implemented or may implement in response to browser changes like Safari's ITP feature may prove objectionable to regulators, clients, users or others, and changes in legal regulations or interpretations of legal regulations regarding data privacy could prevent or prohibit the implementation of such adaptations. If we are blocked from serving advertisements to a significant portion of internet users, our business could suffer and our results of operations could be harmed.
Furthermore, by restricting our access to data, browser features such as Safari's ITP feature could cause the overall quantity of the data we collect on consumers to be diminished. If we are unable to mitigate the impacts of any such browser features on our business for a substantial period of time, as a result of such diminution in collected data, the accuracy, effectiveness and value of our offering could be materially impacted.
Similarly, Internet users are increasingly able to download free or paid “ad-blocking” software, including on mobile devices, that prevents third-party cookies from being stored on a user’s computer and blocks advertisements from being displayed to such user. Although online advertising has long facilitated the availability of free or low-cost online content for consumers, consumers have increasingly chosen to pay for advertising-free services such as Netflix or download free or paid “ad-blocking” software. If the availability of ad-blocking software or advertising-free services increases and their use becomes more prevalent on computers and mobile devices, fewer of our cookies or our clients’ cookies may be set in browsers. As a result, the number of users to whom we could serve our clients’ advertisements could be materially restricted, and the Criteo Engine would be denied the benefits of the data and impressions we could have otherwise collected from such users, which would adversely affect our business.

If a significant number of web browser users download such “ad-blocking” software or switch to advertising-free services or platforms, our business could be materially impacted.
In addition, our ability to collect and use data may be restricted or prevented by a number of other factors, including:

•	the failure of our network, hardware, or software systems, or the network, hardware, or software systems of our clients;

•	variability in user traffic on clients' websites or mobile applications;

•
decisions by some of our clients or publishers to restrict our ability to collect data from them, third parties and users or to refuse to implement mechanisms we request to ensure compliance with our legal obligations;

•
changes in device functionality and settings, and other new technologies, which make it easier for users to prevent the placement of cookies or other tracking technology and impact our publishers’ or our clients’ ability to collect and use data;

•
changes by large internet and technology companies to the nature of Display Advertising (for example, any changes in Apple’s Identifier for Advertising, or IDFA, that could prevent us from identifying users and associating particular browsing behaviors to those users as they use mobile applications that run on Apple’s operating system);

•	changes in traffic filtering performed by various internet service providers, causing some of the information we use for tracking to be removed before requests are sent to our servers;

•	our inability to develop an identity graph that is strong enough to properly match users and track sales across an increasing number of devices and environments;

•
our inability to grow our client and publisher base in new industry verticals and geographic markets in order to obtain the critical mass of data necessary for the Criteo Engine to perform optimally in such new industry verticals or geographic markets;

•	malicious traffic (such as non-human traffic) that introduces "noise" in the information that we collect from clients and publishers;

•	interruptions, failures or defects in our data collection, mining, analysis and storage systems; and

•
changes in laws, rules, regulations and industry standards or increased enforcement of laws, rules, regulations and industry standards in or across any of the geographies in which we operate or may want to operate in the future.

Any of the above described limitations on our ability to successfully collect, utilize and leverage data could also materially impair the optimal performance of the Criteo Engine and severely limit our ability to reach and engage users with our advertisements, which would harm our business and adversely impact our future results of operations.

If we fail to access a consistent supply of advertising inventory and expand our access to such inventory, our business and results of operations could be harmed.
Essentially all of our revenue is derived from placing advertisements on publisher digital properties that we do not own. As a result, we do not own or control the advertising inventory upon which our business depends. We currently access advertising inventory through various channels, including through direct relationships with publishers, advertising exchange platforms (such as Google's DoubleClick Ad Exchange and Microsoft’s Ad Exchange) and other platforms that aggregate the supply of advertising inventory, such as Appnexus Inc., The Rubicon Project, Inc., PubMatic, Inc., Taboola, Inc., Baidu, Inc. and Yandex N.V.
Since our contracts with publishers with whom we have direct relationships generally do not include long-term obligations requiring them to make their inventory available to us, our ability to continue to purchase inventory from these publishers depends in part on our ability to consistently pay sufficiently competitive CPMs for their advertising inventory, or in the case of Criteo Sponsored Products to generate sufficient revenue, as well as our ability to offer advertisements from high quality companies. Similarly, as more companies compete for advertising impressions on advertising exchange platforms and other platforms that aggregate supply of advertising inventory, advertising inventory may become more expensive, which may adversely affect our ability to acquire it and to deliver internet display advertisements on a profitable basis.
Our access to advertising inventory may also be affected by the increased use of header bidding, by which impressions that would traditionally have been exposed to different potential sources of demand in a sequence, of which we were a part, are instead made available simultaneously to competitive bidding by multiple demand sources that use header bidding tags. This may provide us with access to more advertising inventory, but there is no guarantee that selling publishers will allocate to us a header bidding slot or accept our header bidding tags or that advertising inventory will not be more expensive as a result of the increased competition in the process of header bidding. Also, as a result of header bidding, we may receive multiple bid requests for the same impression, which may result in us bidding against ourselves and create false liquidity in an auction, if we are not able to accurately determine the source of the inventory.
Many widely used aggregators of advertising inventory are owned by companies that may compete with us for clients. Competitive pressure may incentivize these companies to limit our access to advertising inventory available through their platforms. Any interference with our ability to access advertising inventory could materially impair our ability to deliver advertisements for our clients. In addition, since we rely on a limited number of companies for access to significant portions of available advertising inventory, the loss of access to advertising inventory from one of those companies could negatively impact our ability to deliver internet display advertisements for our clients. Any of these consequences could therefore adversely affect our results of operations and financial condition.
In order to grow our publisher base, we will need to expand the breadth and quality of businesses we work with. In addition, in order to grow our client base, we must expand our access to new sources of quality advertising inventory, and maintain a consistent supply of such quality inventory. While we have historically relied on direct relationships with publishers, as well as on advertising exchange platforms and other platforms that aggregate supply of advertising inventory, we may increasingly rely on direct relationships with strong publisher partners in order to maintain the necessary access to, and establish a greater amount of preferred access to, quality advertising inventory. In order to enter into or maintain such direct relationships, we may need to agree to terms that are unfavorable to us, including, for example, contractual minimums, bonuses and/or long-term commitments for advertising inventory. In addition, as we attempt to improve our offerings to enable businesses to place advertisements with publishers other than on the web, including mobile applications, video and social games, we will need to develop and improve our access to publishers in those environments. Our ability to attract new publishers on the web, mobile applications, video and social games will depend on various factors, some of which are beyond our control.

Therefore, we cannot guarantee that we will successfully grow our direct relationships with new publishers or maintain or expand our access to quality advertising inventory through other channels and, if we are not successful, our business and results of operations could be harmed. In addition, even if we do grow our direct relationships, we cannot assure you that those direct relationships with publishers will be on terms favorable to us.
The Criteo Shopper Graph, which is a key element of the Criteo Commerce Marketing Ecosystem, is still new and may not be successful.
With the Criteo Shopper Graph, we are building one the world's largest data sets focused on shoppers. We will continue to develop the Criteo Shopper Graph, as it supports our current products and we expect it to be key to the development and launch of new products. Although we have been building elements of the data collectives that comprise the Criteo Shopper Graph since 2015, the Criteo Shopper Graph as a whole is still new and may not be successful. If too few of our clients provide us with the permission to share their data or if our clients choose to stop sharing their data, or if regulatory or other factors inhibit or restrict us from maintaining the data collectives underlying the Criteo Shopper Graph, the value of the Criteo Shopper Graph could be materially diminished and our business could be materially impacted.
We may not be able to effectively integrate the businesses we acquire, which may adversely affect our ability to achieve our growth and business objectives.
Over the past four years, we have acquired HookLogic, DataPop, Inc., Monsieur Drive SAS and various other businesses. We may seek to acquire additional businesses, products, technologies or teams in the future. If we identify an appropriate acquisition candidate, we may not be successful in negotiating the terms and/or financing of the acquisition, and our due diligence may fail to identify all of the problems, liabilities or other shortcomings or challenges of an acquired business, product or technology, including issues related to intellectual property, product quality or architecture, employees or clients, regulatory compliance practices or revenue recognition or other accounting practices.
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

•	cultural challenges associated with integrating employees from the acquired company into our organization;

•	ineffectiveness or incompatibility of acquired technologies or services;

•	potential loss of key employees of acquired businesses;

•	inability to maintain the key business relationships and the reputation of acquired businesses;

•	failure to successfully further develop the acquired technology in order to recoup our investment;

•	unfavorable reputation and perception of the acquired product or technology by the general public;

•	diversion of management’s attention from other business concerns;

•	liability or litigation for activities of the acquired business, including claims from terminated employees, clients, former shareholders or other third parties;

•	implementation or remediation of controls, practices, procedures and policies at acquired businesses, including the costs necessary to establish and maintain effective internal controls; and

•	increased fixed costs.
In November 2016, we acquired HookLogic, a New York-based company that has developed a performance marketing exchange connecting consumer brand manufacturers with retail ecommerce sites via sponsored product ads sold by ecommerce retailers. We began integrating the HookLogic acquisition during the fourth quarter of 2016; however, there can be no assurance that the integration will be successful or that we will be able to leverage the acquired commercial relationships or technologies in the manner we anticipate.
In February 2015, we acquired DataPop, a Los Angeles-based company specializing in the optimization of shopping campaigns on large search engines. In 2015, we began integrating DataPop’s technology into our core platform, and in October 2016 we launched Criteo Predictive Search in the United States. In the third quarter of 2017, we decided to discontinue our Criteo Predictive Search offering, based on client and country-specific circumstances.
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
The market for internet advertising solutions is highly competitive and rapidly changing. New technologies and methods of buying advertising present a dynamic competitive challenge as market participants offer multiple new products and services, such as analytics, programmatic buying exchanges and header bidding technology, aimed at facilitating and/or capturing advertising spend. With the introduction of new technologies and the influx of new entrants to the market, we expect competition to persist and intensify in the future, which could harm our ability to increase sales and maintain our profitability.
We compete in the market for commerce marketing, primarily through Display Advertising. This market is rapidly evolving, highly competitive, complex and still fragmented, although rapidly consolidating. We face significant competition in this market, and we expect that competition will intensify in the future.
In addition to competing for marketing spend, we compete with many companies for advertising inventory, some of whom also operate their own advertising networks or exchanges from which we buy advertising inventory. Some of these companies that we compete with, either for marketing spend or for advertising inventory, may also be our clients or affiliated with our clients. Competitive pressure may incentivize such companies to cease to be our clients or cease to provide us with access to their advertising inventory. If this were to occur, our ability to place advertisements would be significantly impaired and our results of operations would be adversely affected.
In addition to existing competitors and intermediaries, we may also face competition from companies newly entering the market, which may include large established companies, such as Adobe (which acquired Omniture, Inc., Efficient Frontier, Inc. and TubeMogul, Inc.), Google (which operates Google Remarketing), Verizon, Inc. (which acquired AOL, Inc., which in turn had previously acquired Platform-A, Inc. (advertising.com), Millennial Media, and Yahoo!), Alliance Data (which acquired Conversant, Inc., which in turn had previously acquired Dotomi), Ve Interactive (which acquired eBay's display retargeting business, which in turn had previously acquired both Fetchback, Inc. and GSI Commerce Inc.), Tesco plc (which acquired Sociomantic) and AdRoll, all of which currently offer, or may in the future offer, solutions that result in additional competition for marketing spend or advertising inventory. Large and established internet and technology companies, such as those mentioned above and Amazon, Apple, Facebook, Google and Microsoft, may have the power to significantly change the very nature of the Display Advertising marketplaces in ways that could materially disadvantage us. For example, Amazon, Apple, Facebook, Google and Microsoft have a significant share of widely adopted industry platforms such as web browsers, mobile operating systems and advertising exchanges and networks.

These companies could leverage their positions to make changes to their web browsers, mobile operating systems, platforms, exchanges, networks or other products or services that could be significantly harmful to our business and results of operations. These companies also have access to a significantly larger pool of data than we do and this larger pool of data may allow them to foreclose opportunities that might otherwise be available to us. In addition, changes to the method of serving advertisements with publishers, such as header bidding, present challenges to our business that could result in increased competition for advertising inventory.
Our current and potential competitors may have significantly more financial, technical, marketing and other resources than we have, be able to devote greater resources to the development, promotion, sale and support of their products and services, have more extensive client bases and broader publisher relationships than we have, and have longer operating histories and greater name recognition than we have. As a result, these competitors may be able to respond more quickly to new technologies, develop deeper client relationships or offer services at lower prices. We may also face competition from companies we do not yet know about. If existing or new companies develop, market or resell competitive high-value marketing products or services, acquire one of our existing competitors or form a strategic alliance with one of our competitors, our ability to compete effectively could be significantly compromised and our results of operations could be harmed.
Any of these developments would make it more difficult for us to sell our offering and could result in increased pricing pressure, reduced gross margins, increased sales and marketing expense and/or the loss of market share.
Our international operations and expansion expose us to several risks.
As of December 31, 2017, we had a direct operating presence through 31 offices located in 19 countries and did business in 98 countries. Our primary research and development operations are located in France and the United States. In addition, we currently have international offices outside of France and the United States, which focus primarily on selling and implementing our offering in those regions. In the future, we may expand to other international locations. Our current global operations and future initiatives involve a variety of risks, including:

•	localization of the product interface and systems, including translation into foreign languages and adaptation for local practices;

•
compliance with (and liability for failure to comply with) applicable local laws and regulations, including, among other things, laws and regulations with respect to data protection and user privacy, consumer protection, spam and content, which laws and regulations may be inconsistent across jurisdictions;

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

•
exposure to liabilities under anti-money laundering laws, international and international sanction requirements and anti-corruption laws, including the U.S. Foreign Corrupt Practices Act and similar laws and regulations in other jurisdictions; and

•	restrictions on repatriation of earnings.
We have established operations in geographies such as China, India and Russia, and may establish operations in additional geographies in the near future, where we may face more complex regulatory environments and market conditions than those we have experienced in markets where we currently operate. If we invest substantial time and resources to expand our international operations and are unable to execute successfully or in a timely manner, our business and results of operations could suffer, and we may not be able to achieve our business and growth objectives.
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
The United States and foreign governments have enacted, considered or are considering legislation or regulations that could significantly restrict our ability to collect, process, use, transfer and pool data collected from and about consumers and devices. Trade associations and industry self-regulatory groups have also promulgated best practices and other industry standards relating to targeted advertising. Various U.S. and foreign governments, self-regulatory bodies and public advocacy groups have called for new regulations specifically directed at the digital advertising industry, and we expect to see an increase in legislation, regulation and self-regulation in this area.
In particular, legislative, judicial and regulatory developments in Europe, including the General Data Protection Regulation, or GDPR, the review of the E-Privacy Directive Amendment and country-specific laws pursuant thereto (see the section entitled “Business – Privacy, Data Protection and Content Control – Legal and Regulatory” in Item 1 of Part I in this Form 10-K), may reduce the amount of data we can collect or process, which in turn could materially impact the accuracy, effectiveness and value of the Criteo Commerce Marketing Ecosystem.
The legal, regulatory and judicial environment we face around privacy and other matters is constantly evolving and can be subject to significant change. For example, the GDPR, which was agreed by E.U. institutions in 2016 and comes into effect after a two year transition period on May 25, 2018, updates and modernizes the principles of the 1995 Data Protection Directive and significantly increases the level of sanctions for non-compliance. Data Protection Authorities will have the power to impose administrative fines of up to a maximum of €20 million or 4% of the data controller’s or data processor’s total worldwide global turnover of the preceding financial year.

In addition to the GDPR, other proposed or new legislation or regulations could significantly affect our business. For example, in October 2016, the European Parliament plenary voted to confirm its mandate to launch negotiations on the E-Privacy Regulation proposal with the Council of the European Union. This proposal for a regulation aims to strengthen users’ right to privacy and confidentiality of electronic communications and to align E-Privacy legislation with the new rules established by the GDPR. The E-Privacy Regulation would replace the E-Privacy Directive Amendment and would prevail over the GDPR in case of discrepancy. The E-Privacy Regulation could also result in new rules and mechanisms for "cookie" consent. The legislative process is not over yet and further amendments and adaptations are likely to be adopted during the negotiations phase. Therefore, it is not possible to know the final output of the text and assess its impact on our services yet.
Similarly, the legal and regulatory environment we face is uncertain. For example, because the E-Privacy Directive Amendment has been interpreted differently by various member states of the European Union, it is unclear whether a user’s consent must be obtained prior to the placement of cookies for targeted advertising purposes. The type and form of user consent required by GDPR could also be subject to interpretation. If the GDPR or E-Privacy Directive Amendment is amended or interpreted to require explicit or unambiguous consent to the use of cookies, our clients may have to implement technical solutions that could result in a significant reduction of Criteo-placed advertising and first impressions on publisher websites. Moreover, many of our competitors are able to obtain explicit user consent as a condition to letting users access valuable services such as email, social media services or other services, which Criteo does not provide.
In addition to the uncertain interpretation of consent under the new European legal framework, there is an ongoing debate about whether the current guidance and approaches promulgated by industry groups in which we participate comply with E.U. law. In the past, government and other working groups have published opinions that such guidance is not sufficient to comply with applicable E.U. law. We could be adversely affected by changes to these guidelines and codes in ways that are inconsistent with our practices, or the practices of our publishers and clients, or conflict with the laws and regulations of the European Union or other international regulatory authorities.
In addition to restricting our collection of data, governments may also restrict the storage of information about their own citizens beyond their national borders. For example, on October 6, 2015, the European Court of Justice invalidated the E.U.-U.S. Safe Harbor framework, which we relied on to operate our data transfers both internally (for HR, CRM and other back-office data processing) and with several U.S. based partners (notably RTB platforms). Following the Safe Harbor invalidation, in July 2016, the European Commission announced the formal adoption of the "EU-US Privacy Shield." We elected to rely on the Standard Contractual Clauses of the European Commission to secure our data transfers, but we cannot anticipate whether this legal scheme will be compromised in the future.
Restrictions on our ability to export data across borders could limit our ability to utilize technology infrastructure consolidation, redundancy and load-balancing techniques, resulting in increased infrastructure costs, decreased operational efficiencies and performance, and a greater risk of failure.
In addition, although the user information we retain relates primarily to purchase intent and does not permit us to personally identify individual users, we currently do business in over 90 countries and the interpretation of "personally identifiable information" ("PII"), personal data (both directly and indirectly identifying information) and sensitive data, and our obligations relating thereto, may vary from one country to the other. In some countries, operating a local data center is compulsory for the processing of PII. Moreover, in certain countries, the legal requirements surrounding PII are so new that their impact on doing business is not yet clear. For example, the FTC staff recently appeared to expand its definition of PII to include data that can be reasonably linked to a particular person, computer, or device, although the FTC staff has not yet clarified how newly included categories of PII, if any, will be treated.
If all types of PII (whether they allow direct identification of a person or whether they only permit the singling out of a person without identifying them) are treated the same way, thus requiring an opt-in for the processing of browsing data, Criteo’s business could be materially impacted. Evolving definitions of PII may cause us to change our business practices, diminish the quality of our data and the value of our offerings, or hamper our ability to expand our offerings to new geographic markets.

Clarifications of and changes to these existing and proposed laws, regulations, judicial interpretations and industry standards can be costly to comply with, and we may be unable to pass along those costs to our clients in the form of increased fees, which may negatively affect our operating results. Such changes can also delay or impede the development of new products, result in negative publicity and reputational harm, require significant incremental management time and attention, increase our risk of non-compliance and subject us to claims or other remedies, including fines or demands that we modify or cease existing business practices, including our ability to charge per click or the scope of clicks for which we charge. Additionally, any perception of our practices or products as an invasion of privacy, whether or not such practices or products are consistent with current or future regulations and industry practices, may subject us to public criticism, private class actions, reputational harm or claims by regulators, which could disrupt our business and expose us to increased liability.
We strive to comply with all applicable laws and regulations relating to privacy and data collection, processing, use and disclosure. However, these laws and regulations are continually evolving and often unclear and inconsistent across the jurisdictions in which we do business, and the measures we take to ensure our compliance with applicable privacy laws, regulations and industry standards may not be successful. For example, our compliance depends in part on our clients’ adherence to privacy laws and regulations and their use of our services in ways consistent with visitors’ expectations. We contractually require our clients to notify visitors to their websites or mobile applications about our services (i.e., that we place cookies and other tracking technologies and collect and share certain non-identifying data for purposes of targeting advertisements), and, when legally required, to obtain user consent to cookie or other tracking technology dropping, and further require that they link to pages where visitors can opt out of the collection or targeting. We rely on representations made to us by clients that they will comply with all applicable laws, including all relevant privacy and data protection regulations. We make reasonable efforts to enforce such representations and contractual requirements, but we do not fully audit our clients’ compliance with our recommended disclosures or their adherence to privacy laws and regulations.
If our clients fail to adhere to our contracts in this regard, or a court or governmental agency determines that we have not adequately, accurately or completely described our own products, services and data collection, use and sharing practices in our own disclosures to consumers, then we and our clients may be subject to potentially adverse publicity, damages and related possible investigation or other regulatory activity in connection with our privacy practices or those of our clients. For example, liability for non-compliance with the guidelines issued in April 2012 by the Commission Nationale de l'Informatique et des Libertés ("CNIL") is shared between clients, publishers and networks, including us. If clients, publishers or networks on whom we rely fail to obtain the legally required consent, we could potentially be liable under these guidelines and could suffer damages, fines, penalties and reputational harm. In 2012, CNIL commenced an inquiry into our compliance with such guidelines, which was closed in July 2014 with no compliance actions for us to take.
In 2016, CNIL commenced a new inquiry into our compliance with French data privacy laws. The inquiry is still pending and focusing on the new features or products that we have deployed since the last investigation. At this stage, there can be no assurance that action will not be required by CNIL as a result of its open investigation or that there will not be further inquiries with respect to our compliance with privacy laws from CNIL or regulatory bodies in other jurisdictions.

If we fail to successfully enhance our brand, our ability to protect and expand our client base will be impaired and our financial condition may suffer.
We believe that developing and maintaining awareness of the Criteo brand is critical to achieving widespread acceptance of our existing solution and any future products, such as products directed toward capturing broader advertising budgets, and is an important element in attracting new clients and publishers. Furthermore, we believe that the importance of brand recognition will increase as competition in our market increases. Successful promotion of our brand will depend largely on the effectiveness of our marketing efforts and on our ability to deliver valuable solutions for our clients and publishers. In the past, our efforts to build our brand have involved significant expenses and they may continue to do so in the future. As a result, we may not be able to develop our brand in a cost-effective manner. Furthermore, brand promotion activities may not yield any increased revenue, and even if they do, any increased revenue may not offset the expenses we incurred in building our brand.
If we fail to successfully promote and maintain our brand we may fail to attract enough new clients or publishers or retain enough of our existing clients or publishers, and our business could suffer.
Our future success will depend in part on our ability to expand into new marketing channels.
We define a marketing channel as a specific advertisement medium to engage with a user or a consumer for which we currently purchase inventory through a specific source. We started delivering elements of our offering through internet display advertisements in desktop browsers. Since then, we have expanded into mobile in-browser and in-app, native display, including on social media platforms, search engine marketing and video inventory.
In the future, we may decide to broaden the spectrum of our marketing channels further if we believe that doing so would significantly increase the value we can offer to clients. We believe a broader platform delivering our commerce marketing solution through complementary marketing channels can enhance our value proposition for existing and prospective clients.
However, any future attempts to enter new marketing channels may not be successful. We launched our Criteo Email Retargeting offering in 2014 further to the acquisition of Tedemis SA in February 2014. In the fourth quarter of 2016, we decided to discontinue our Criteo Email Retargeting offering based on country-specific circumstances. In addition, we launched our Criteo Predictive Search offering in the fourth quarter of 2016. In the third quarter of 2017, we decided to discontinue our Criteo Predictive Search offering based on client and country-specific circumstances.
Our success in expanding into any additional marketing channels will depend on various factors, including our ability to:

•	identify additional marketing channels where the Criteo Commerce Marketing Ecosystem could perform;

•	adapt the Criteo Commerce Marketing Ecosystem to additional marketing channels and effectively market it for such additional marketing channels to our existing and prospective clients;

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

If we are unable to successfully adapt the Criteo Commerce Marketing Ecosystem to additional marketing channels and effectively market such offerings to our existing and prospective clients, or if we are unable to maintain our pay-for-performance model in these additional marketing channels, we may not be able to achieve our growth or business objectives.
Our future success will depend in part on our ability to expand into new industry verticals.
As we market our offering to a wider group of potential clients outside of our three key industry verticals of retail, travel and classifieds, which we define as commerce clients, including businesses in the automotive, telecommunications, consumer goods and finance industries, we will need to adapt our products and effectively market our value to businesses in these new industry verticals. Our success into new industry verticals will depend on various factors, including our ability to:

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

•
accumulate sufficient data sets relevant for those industry verticals to ensure that the Criteo Engine has sufficient quantity and quality of information to deliver efficient and effective internet display advertisements within the relevant industry.

For example, with the acquisition of HookLogic in November 2016 and the introduction of Criteo Sponsored Products, we expanded our offering to benefit consumer brand manufacturers. However, historically, we have had very limited experience working with consumer brand manufacturers and there can be no assurance that we will be able to maintain the client base built by HookLogic or that we will be able to expand the Criteo Sponsored Products business successfully.
If we are unable to successfully adapt our offering to appeal to businesses in industries other than our core verticals, or are unable to effectively market such solutions to businesses in such industries, we may not be able to achieve our growth or business objectives. Further, as we expand our client base and solution into new industry verticals, we may be unable to maintain our current client retention rates.

Our revenue would decline if we fail to effectively coordinate the demand for and supply of advertising inventory in a specific geographic market.
The performance of the Criteo Engine in a specific geographic market depends on having sufficient clients implemented and utilizing our offering, and our ability to coordinate the demand for and supply of advertising inventory with the publishers in that market. Since we cannot consistently predict the demand for advertising inventory by our clients or the advertising inventory available to us, including on a priority basis, the demand for and supply of advertising inventory in that market may not be sufficient or sufficiently coordinated for the Criteo Engine to function optimally. As such, as we target new geographic markets, we will need to adequately coordinate the timing to onboard local clients and publishers. A failure to effectively manage demand for, and the supply of, advertising inventory processed through the Criteo Engine could impair its ability to accurately predict user engagement in that market, which could result in:

•	a reduction in the amount of inventory our publishers make available to us in the future;

•	a loss of existing clients or publishers;

•	changes in the priority given to our advertisements by publishers;

•	an adverse effect on our ability to attract new publishers willing to give us preferred access;

•	harm to our reputation;

•	increased cost; and

•	lost revenue.
Our sales efforts with both potential clients and publishers require significant time and expense, and our success will depend on effectively expanding and integrating our sales and marketing operations and activities to grow our base of clients and publishers.
Attempting to increase our base of clients and publishers is a key component of our growth strategy. However, attracting clients and publishers requires substantial time and expense, and it may be difficult to identify, engage and market to potential clients that are unfamiliar with Criteo and our offering, particularly as we seek to address new marketing objectives for clients, or enter new marketing channels or new industry verticals. Furthermore, many potential clients require input from multiple internal constituencies to make advertising decisions, or delegate advertising decisions to advertising agencies. As a result, we must identify those involved in the purchasing decision and devote a sufficient amount of time to presenting our offering to those individuals (including providing demonstrations and comparisons of our value to other available solutions), which can be a costly and time-consuming process.
Our ability to grow our client and publisher base will depend to a significant extent on our ability to effectively expand our sales, marketing and publisher support operations. In particular, as we target new industry verticals, we will need to attract sales and publisher support personnel that are familiar with the relevant industries and geographic markets. We believe that there is significant competition for direct sales and support personnel with the sales skills and technical knowledge that we require.
Therefore, our ability to grow our client and publisher base will depend, in large part, on our success in recruiting, training and retaining the sales and publisher support personnel we require. We have recently hired a number of new sales personnel and expanded our marketing department. However, we cannot be sure that newly hired personnel will be integrated effectively, and such personnel may require significant training and may not become productive as quickly as we would like, or at all. If we are not successful in recruiting and training our client sales and publisher support personnel and streamlining our sales and business development processes to cost-effectively grow our client and publisher base, our ability to grow our business and our results of operations could be adversely affected.

If we do not retain our senior management team and key employees, or attract additional highly skilled talent, we may not be able to sustain our growth or achieve our business objectives.
Our future success is substantially dependent on the continued service of our senior management team. Our management team is currently spread across multiple physical locations and geographies, which can strain the organization and make coordinated management more challenging. Our future success also depends on our ability to continue to attract, retain and motivate highly skilled employees, particularly employees with the technical skills that enable us to deliver effective marketing solutions, client sales and publisher support representatives with experience in commerce marketing, in particular in Display Advertising, and more broadly employees that are highly qualified in their areas of expertise to support and grow our operations. Competition for highly skilled employees in our industry is intense. As a result, we may be unable to attract or retain the management and highly skilled personnel who are critical to our success, which could result in harm to our key client and publisher relationships, loss of key information, expertise or proprietary knowledge and unanticipated recruitment and training costs. The loss of the services of our senior management or other key employees could make it more difficult to successfully operate our business and pursue our business goals.
If we are unable to protect our proprietary information or other intellectual property, our business could be adversely affected.
We rely largely on trade secret law to protect our proprietary information and technology. We generally seek to protect our proprietary information through confidentiality, non-disclosure and assignment of invention agreements with our employees, contractors and parties with which we do business. However, we may not execute these agreements with every party who has access to our confidential information or contributes to the development of our intellectual property. In addition, those agreements may be breached, and we may not have adequate remedies for any such breach.
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
As of December 31, 2017, we held five patents issued by the U.S. Patent and Trademark Office, one patent issued by the French Patent Office, one patent issued by the Japan Patent Office and one patent issued by the Korean Intellectual Property Office, and had filed 29 non-provisional U.S. patent applications, five European patent applications and one international patent application under the Patent Cooperation Treaty. We also own and use registered and unregistered trademarks on or in connection with our products and services in numerous jurisdictions. In addition, we have also registered numerous domain names and are also pursuing the registration of trademarks and service marks in the United States and in certain locations outside the United States. Effective trademark, domain name and patent protection are expensive to develop and maintain, both in terms of initial and ongoing registration requirements and the costs of defending our rights, and there may be certain areas of our business that we cannot protect through the use of trademarks, domain names or patents.

Any of our existing or future patents, trademarks or other intellectual property rights may not provide sufficient protection for our business as currently conducted or may be challenged by others or invalidated through administrative process or litigation. In addition, in the event that our trademarks are successfully challenged, we could be forced to rebrand our offering, which could result in loss of brand recognition and could require us to devote resources to advertising and marketing our new brand. Further, we cannot assure you that competitors will not infringe our trademarks, or that we will have adequate resources to enforce our trademarks.
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
Our success depends, in part, upon non-infringement of intellectual property rights owned by others and being able to resolve claims of intellectual property infringement or misappropriation without major financial expenditures or adverse consequences. From time to time, we may be the subject of claims that our products and underlying technology infringe or violate the intellectual property rights of others, particularly as we expand the scope and complexity of our business.

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

•
prohibit us from developing, commercializing or continuing to provide some or all of our offering unless we obtain licenses from, and pay royalties to, the holders of the patents or other intellectual property rights, who may not be willing to offer them on terms that are acceptable to us, or at all;

•
subject us to indemnification obligations or obligations to refund fees to, and adversely affect our relationships with, our current or future clients, advertising agencies, media networks and exchanges or publishers;

•	cause delays or stoppages in providing our offering;

•	cause clients, potential clients, advertising agencies, media networks and exchanges or publishers to avoid working with us;

•	divert the attention and resources of management and technical personnel;

•	harm our reputation; and

•	require technology or branding changes to our offering that would cause us to incur substantial cost and that we may be unable to execute effectively or at all.
In addition, we may be exposed to claims that the content contained in advertising campaigns violates the intellectual property or other rights of third parties. Such claims could be made directly against us or against the advertising agencies we work with, and media networks and exchanges and publishers from whom we purchase advertising inventory. Generally, under our agreements with advertising agencies, media networks and exchanges and publishers, we are required to indemnify the advertising agencies, media networks and exchanges and publishers against any such claim with respect to an advertisement we served. We generally require our clients to indemnify us for any damages from any such claims. There can be no assurance, however, that our clients will have the ability to satisfy their indemnification obligations to us, and pursuing any claims for indemnification may be costly or unsuccessful.
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
Our business involves the storage and transmission of confidential consumer, client and publisher information, including certain purchaser data, as well as financial, employee and operational information. Security breaches could expose us to unauthorized disclosure of this information, litigation and possible liability, as well as damage to our relationships with our clients and publishers. If our security measures are breached as a result of third-party action, employee or contractor error, malfeasance or otherwise and, as a result, someone obtains unauthorized access to our data or the data of consumers, our clients, publishers, employees or other third parties, our reputation could be damaged, our business may suffer and we could incur significant liability.

Techniques used to obtain unauthorized access or to sabotage systems change frequently and generally are not recognized until launched against a target. As a result, we may be unable to anticipate some of these techniques or to implement adequate preventative measures. In addition, the perpetrators of such activity often are very sophisticated, and can include foreign governments and other parties with significant resources at their disposal. If an actual or perceived security breach occurs, the market perception of our security measures could be harmed and we could lose both clients and revenue. Any significant violations of data privacy or other security breaches could result in the loss of business, litigation and regulatory investigations and penalties that could damage our reputation and adversely impact our results of operations and financial condition. Moreover, if a high profile security breach occurs with respect to another provider of commerce marketing solutions, our clients and potential clients may lose trust in the security of providers of commerce marketing in general, and Display Advertising solutions in particular, which could adversely impact our ability to retain existing clients or attract new ones.
Additionally, third parties may attempt to fraudulently induce employees, consumers, our clients, our publishers or third-party providers into disclosing sensitive information such as user names, passwords or other information in order to gain access to our data, our clients’ data or our publishers’ data, which could result in significant legal and financial exposure and a loss of confidence in the security of our offering and, ultimately, harm to our future business prospects. A party who is able to compromise the security of our facilities, including our data centers or office facilities, or any device, such as a smartphone or laptop, connected to our systems could misappropriate our proprietary information or the proprietary information of consumers, our clients and/or our publishers, or cause interruptions or malfunctions in our operations or those of our clients and/or publishers. We may be required to expend significant resources to protect against such threats or to alleviate problems caused by breaches in security. Finally, computer viruses or malware may harm our systems or cause the loss or alteration of data, and the transmission of computer viruses or malware via the Criteo technology could expose us to litigation and a loss of confidence in the security of our technology. Our errors and omissions insurance may be inadequate or may not be available in the future on acceptable terms, or at all. In addition, our policy may not cover any claim against us for loss of data or other indirect or consequential damages and defending a suit, regardless of its merit, could be costly and divert management’s attention.
Failures in our systems and infrastructure supporting the Criteo Commerce Marketing Ecosystem and operations could significantly disrupt our operations and cause us to lose clients.
In addition to the optimal performance of the Criteo Engine, our business relies on the continued and uninterrupted performance of our software and hardware infrastructures. We currently place close to four billion advertisements per day and each of those advertisements can be placed in under 100 milliseconds. Sustained or repeated system failures of our software or hardware infrastructures (such as massive and sustained data center outages) or of the software or hardware infrastructures of our third-party providers, which interrupt our ability to deliver advertisements quickly and accurately, our ability to serve and track advertisements, our ability to process consumers’ responses to those advertisements or otherwise disrupt our internal operations, could significantly reduce the attractiveness of our offering to clients and publishers, reduce our revenue or otherwise negatively impact our financial situation, impair our reputation and subject us to significant liability.
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
Our failure to continuously upgrade or increase the reliability and redundancy of our infrastructure to meet the demands of a growing base of global clients and publishers could adversely affect the functioning and performance of our technology and could in turn affect our results of operations.

Finally, our systems are vulnerable to damage from a variety of sources, some of which are outside of our control, including telecommunications failures, natural disasters, terrorism, power outages, a variety of other possible outages affecting data centers, and malicious human acts, including hacking, computer viruses, malware and other security breaches. Techniques used to obtain unauthorized access or to sabotage systems change frequently and generally are not recognized until launched against a target. As a result, we may be unable to anticipate some of these techniques or to implement adequate preventive measures.
Any steps we take to increase the security, reliability and redundancy of our systems supporting the Criteo technology or operations may be expensive and may not be successful in preventing system failures. If we are unable to prevent system failures, the functioning and performance of the Criteo Solution could suffer, which in turn could interrupt our business and harm our results of operations.
As we expand the market for the Criteo Commerce Marketing Ecosystem, we may become more dependent on advertising agencies as intermediaries, which may adversely affect our ability to attract and retain business.
As we market the Criteo Commerce Marketing Ecosystem, we may increasingly need advertising agencies to work with us in assisting businesses in planning and purchasing for broader advertising objectives. In particular, many of our Criteo Sponsored Products clients, whom we have started working with since our acquisition of HookLogic, work with us through advertising agencies. Historically, however, direct relationships with our clients accounted for 71%, 76% and 84% of our revenue for 2015, 2016 and 2017, respectively, for Criteo Dynamic Retargeting, Criteo Customer Acquisition BETA and Criteo Audience Match BETA. In contrast, 72% of our revenue for Criteo Sponsored Products in 2017 relied on advertising agencies.
If we have an unsuccessful engagement with an advertising agency on a particular advertising campaign, we risk losing the ability to work not only for the client for whom the campaign was run, but also for other clients represented by that agency. Further, if our business evolves such that we are increasingly working through advertising agency intermediaries, we would have less of a direct relationship with our clients. This may drive our clients to attribute the value we provide to the advertising agency rather than to us, further limiting our ability to develop long-term relationships directly with our clients. Additionally, our clients may move from one advertising agency to another, and, accordingly, even if we have a positive relationship with an advertising agency, we may lose the underlying client’s business when the client switches to a new agency. The presence of advertising agencies as intermediaries between us and our clients thus creates a challenge to building our own brand awareness and maintaining an affinity with our clients, who are the ultimate sources of our revenue. In the event we were to become more dependent on advertising agencies as intermediaries, this may adversely affect our ability to attract and retain business. In addition, an increased dependency on advertising agencies may harm our results of operations, as a result of the increased agency fees we may be required to pay and/or as a result of longer payment terms from agencies.
We are a growing company in a rapidly evolving industry, which makes it difficult to evaluate our future prospects and may increase the risk that we will not be successful. Our recent growth rates may not be indicative of our future growth, and we expect our operating expenses to continue to increase in the foreseeable future. Accordingly, we may have difficulty sustaining profitability.
We are a growing company in a rapidly evolving industry. Our ability to forecast our future operating results is subject to a number of uncertainties, including our ability to plan for and model future growth in both our business and the commerce marketing market generally, and the Display Advertising market in particular. We have encountered and will continue to encounter risks and uncertainties frequently experienced by growing companies in rapidly evolving industries, including challenges in forecasting accuracy, determining appropriate investments, achieving market acceptance of our existing and future offerings, managing client implementations and developing new products. If our assumptions regarding these uncertainties, which we use to plan our business, are incorrect or change in reaction to changes in our markets, or if we do not address these risks successfully, our operating and financial results could differ materially from our expectations and our business could suffer.

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

•
adapt our offering to meet evolving needs of businesses, including to address market trends such as (i) the migration of consumers from desktop to mobile and from websites to mobile applications, (ii) the increasing percentage of sales that involve multiple digital devices, (iii) the growing adoption by consumers of “ad-blocking” software on web browsers on desktop and/or on mobile devices and use or consumption by consumers of advertising-free services such as Netflix, (iv) changes in the marketplace for and supply of advertising inventory, including the shift toward header bidding; and (v) changes in consumer acceptance of tracking technologies for targeted or behavioral advertising purposes;

•	maintain and increase our access to data necessary for the performance of the Criteo Engine;

•	continuously improve the algorithms underlying the Criteo Engine; and

•	continue to adapt to a changing regulatory landscape governing data protection and privacy matters.
We also anticipate that our operating expenses will continue to increase as we scale our business, grow our headcount and expand our operations. In particular, we plan to continue to focus on maximizing our revenue after traffic acquisition costs on an absolute basis, or the revenue we derive after deducting the costs we incur to purchase advertising inventory, which we call Revenue ex-TAC, as we believe this focus fortifies a number of our competitive strengths, including access to advertising inventory, breadth and depth of data and continuous improvement of the Criteo Engine’s performance. As part of this focus, we are continuing to invest in (i) building relationships with direct publishers on both web and mobile application properties, (ii) increasing access to leading advertising exchanges on both web and mobile application properties, and (iii) enhancing the liquidity of our advertising inventory supply, which may include purchasing advertising inventory that may result in lower margin on an individual impression basis and may be less effective in generating clicks and driving sales for our clients. In addition, we are experiencing, and expect to continue to experience, increased competition for advertising inventory purchased on a programmatic basis. Our focus on maximizing the growth of Revenue ex-TAC on an absolute basis may have an adverse impact on our gross margin and we cannot be certain that this strategy will be successful or result in increased liquidity or long-term value for our shareholders.
In addition, as our business expands, we may not be able to maintain our current profitability margin or to achieve our long-term profitability margin target. For example, our midmarket business is currently less profitable than our large client business, and, as a result, if the size of our midmarket business continues to grow as a proportion of our overall business, our profitability may be negatively affected. Similarly, as we transition to a multi-product company, with products available to clients across several marketing channels, such new products may require additional investments in sales, business development and marketing, for example in product sales specialist resources or similar resources to enable sales. As a result of such additional investments, our new products may be less profitable than our existing business and therefore drive down our overall profitability.

Our future success depends on our ability to scale our solution as our business grows.
As our business grows, it may become increasingly difficult to maintain the proper functioning of the Criteo Engine as we continue to collect increasing amounts of data from new geographic markets, new marketing channels, new industry verticals and a growing base of clients. We currently process 250 terabytes of additional compressed data every day, with total storage capacity of 240,000 terabytes and 530 terabytes of random-access memory. However, future growth could exceed these rates, and there is the risk that our ability to scale our solution to keep pace with the amount of data we process may be impaired by failure of software, hardware (including storage, processing, support and security infrastructure). As a result, our operations might suffer from unanticipated system disruptions or slow processing or reporting which could negatively affect our reputation and ability to attract and retain clients. In addition, the expansion and improvement of our systems and infrastructure may require us to commit substantial financial, operational and technical resources, with no assurance our business will increase. If we fail to respond to technological change or to adequately maintain, expand, upgrade and develop our systems and infrastructure in a timely fashion, our growth prospects and results of operations could be adversely affected. Moreover, even if we are able to expand our computing and other infrastructure to keep pace with our growth, it may be too costly for us to continue to provide services under our current business model and capital expense assumptions and our profitability and results of operations may suffer.
In periods of economic uncertainty, businesses may delay or reduce their spending on marketing, which could materially harm our business.
General worldwide economic conditions have been significantly unstable in recent years, especially in the European Union where we generated 35% of our revenue for 2017. Unstable conditions make it difficult for our clients and us to accurately forecast and plan future business activities, and could cause our clients to reduce or delay their marketing spending with us. Historically, economic downturns have resulted in overall reductions in advertising spending, and businesses may curtail spending both on advertising in general and on a solution such as ours. We cannot predict the timing, strength or duration of any economic slowdown or recovery. Any macroeconomic deterioration in the future, especially further deterioration in the European Union and some emerging markets, such as Brazil and Russia, could impair our revenue and results of operations.
In addition, even if the overall economy improves, we cannot assure you that the market for commerce marketing and Display Advertising will experience growth or that we will experience growth. Furthermore, we generally sell through insertion orders with our clients. These insertion orders generally do not include long-term obligations and are cancellable upon short notice and without penalty. Any reduction in advertising spending could limit our ability to grow our business and negatively affect our results of operations.
We derive a significant portion of our revenue from commerce businesses, especially in the retail, travel and classified industries, and downturn in these industries or any changes in regulations affecting these industries could harm our business.
A significant portion of our revenue is derived from commerce businesses in the retail, travel and classifieds industries. For example, in 2015, 2016 and 2017, 67.0%, 66.8% and 67.8%, respectively, of our combined revenue for Criteo Dynamic Retargeting, Criteo Customer Acquisition BETA and Criteo Audience Match BETA was derived from advertisements placed for retail commerce businesses. While we expect to grow our client base in additional industries, any downturn or increased competitive pressure in any of our core industries, or other industries we may target in the future, may cause our clients to reduce their spending with us, or delay or cancel their marketing campaigns with us.
Furthermore, our business could be negatively impacted by the application of existing laws and regulations or the enactment of new laws by federal, state and foreign governmental or regulatory agencies which would impose taxes on goods and services provided over the internet. To the extent such taxes discourage the use of the internet as a means of commercial marketing or reduce the amount of products and services offered through ecommerce websites, online advertising spending may decline and the use or attractiveness of our offering by our clients or potential clients may be adversely affected.

Our inability to use software licensed from third parties, or our use of open source software under license terms that interfere with our proprietary rights, could disrupt our business.
Our technology platform and internal systems incorporate software licensed from third parties, including some software, known as open source software, which we use without charge. Although we monitor our use of open source software, the terms of many open source licenses to which we are subject have not been interpreted by U.S. or foreign courts, and there is a risk that such licenses could be construed in a manner that imposes unanticipated conditions or restrictions on our ability to provide our technology offering to our clients. In the future, we could be required to seek licenses from third parties in order to continue offering our solution, which licenses may not be available on terms that are acceptable to us, or at all. Alternatively, we may need to re-engineer our offering or discontinue using portions of the functionality provided by our technology. In addition, the terms of open source software licenses may require us to provide software that we develop using such software to others on unfavorable terms, such as by precluding us from charging license fees or by requiring us to disclose our source code. Any such restriction on the use of our own software, or our inability to use open source or third-party software, could result in disruptions to our business or operations, or delays in our development of future offerings or enhancements of our existing platform, which could impair our business.
If we fail to manage our growth and the shift in our client profile effectively, we may be unable to execute our business plan or maintain high levels of client and publisher satisfaction.
We have experienced, and may in the future experience, rapid growth and organizational change, which have created, and may continue to create, challenges to the quality of our service to our clients and publishers, and which have placed, and may continue to place, significant demands on our management and our operational and financial resources.
For example, the number of clients from which we collect revenue has increased from under 350 located in eight countries as of January 1, 2010 to over 18,000 located in 98 countries as of December 31, 2017. While our client count has increased over time, this metric can also fluctuate from quarter to quarter due to the seasonal trends in advertising spending by our clients and the timing and amounts of revenue contributions from new clients.
Therefore, there is not necessarily a direct correlation between a change in the number of clients in a particular period and an increase or decrease in our revenue.
For example, the size of our midmarket business has grown significantly as a proportion of our overall business, and we expect it to continue to do so in the future. As our business shifts toward the midmarket category, there are several additional risks to our business, including risks relating to the financial stability of our clients in the midmarket category and our ability to collect from such clients. In addition, since our midmarket business is comprised of thousands of smaller clients which require significant resources to support, it is currently less profitable than our large client business. We will need to continue automating certain of our processes to service the midmarket category as it continues to grow globally. However, there can be no assurance that we will be able to successfully adjust to these shifting dynamics and remain profitable.
Another part of the challenge that we expect to face in the course of our continued expansion is maintaining a high level of service to ensure client and publisher satisfaction. To the extent our client and publisher base grows, we will need to expand our account management, publisher support and other personnel in order to continue to provide personalized account management and services. We will therefore require significant expenses and capital expenditures and will need to allocate valuable management resources to maintain the quality of our client service that has been central to our growth to date, especially as we continue to seek to attract larger clients and publishers. If we fail to manage our anticipated growth in a manner that preserves our attention to our clients, our brand and reputation may suffer, which would in turn impair our ability to attract and retain clients and publishers.

Over the past few years, we have significantly expanded and we expect to continue to expand our international operations in the future. As such, our organizational structure is becoming more complex as we grow our managerial, research and development, marketing and sales, operational and administrative, legal, financial and other functions in order to support our expanding business. Furthermore, our rapid international expansion and the increasing geographic diversity of our workforce has placed, and is expected to continue to place, a significant strain on the corporate culture of rapid innovation and teamwork that has been central to our growth.
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
Our quarterly results of operations fluctuate due to a variety of factors, many of which are outside of our control. As a result, comparing our results of operations on a period-to-period basis may not be meaningful. You should not rely on our past results as an indication of our future performance. If our revenue or results of operations fall below the expectations of investors or securities analysts, or below any guidance we may provide to the market, the price of our ADSs could decline substantially.
Our operating results and cash flows from operations may vary from quarter to quarter due to the seasonal nature of our clients’ spending. For example, many businesses in the online retail industry devote the largest portion of their marketing spend to the fourth quarter of the calendar year, and many of our commerce retail and travel clients typically conduct fewer marketing campaigns in the second quarter than they do in other quarters. With respect to Criteo Sponsored Products, the concentration of marketing spend in the fourth quarter of the year is particularly pronounced. If, and to the extent that, seasonal fluctuations are significant, our operating cash flows could fluctuate materially from period to period as a result.
Additionally, implementing the Criteo Commerce Marketing Ecosystem for a client can be a long process, which generally requires clients to integrate software code on their digital property. This process can be complex and time-consuming, and can delay the deployment and use of our offering by a client even after the client has signed up to utilize it.
Depending upon the time and resources that a client is willing to devote to the integration of our technology with their digital property and the nature and complexity of a client’s network and systems, the actual implementation of our solution may occur long after a client has signed up to use our solution.
As a result, we may incur substantial expenses in one period without any guarantee of revenue generation in the near term, or at all. This possibly lengthy implementation cycle may result in difficulty in predicting our future results of operations.
We also plan to continue to substantially increase our investment in research and development, product development and sales and marketing, as we seek to continue to expand geographically, into new marketing objectives, into new products, into new marketing channels and into new industry verticals to capitalize on what we see as a growing global opportunity for us. Our general and administrative expenses may also increase to support our growing operations and due to the increased costs of operating as a public company. For the foregoing reasons or other reasons we may not anticipate, historical patterns should not be considered as indicative of our future quarterly results of operations.
Other factors that may affect our quarterly results of operations include:

•	the nature of our clients’ products or services;

•	demand for our offering and the size, scope and timing of commerce marketing campaigns;

•	the lack of long-term agreements with our clients and publishers;

•	client and publisher retention rates;

•
market acceptance of our offering and future products and services (i) in current industry verticals and new industry verticals, (ii) in new geographic markets, (iii) in new marketing channels, or (iv) for broader marketing objectives;

•	the timing of large expenditures related to expansion into new products, new geographic markets, new industry verticals, acquisitions and/or capital projects;

•	the timing of adding support for new digital devices, platforms and operating systems;

•	the amount of inventory purchased through direct relationships with publishers versus internet advertising exchanges or networks;

•	our clients’ budgeting cycles;

•	changes in the competitive dynamics of our industry, including consolidation among competitors;

•	consumers' response to our clients’ advertisements, to online marketing in general and to tracking technologies for targeted or behavioral advertising purposes;

•	our ability to control costs, including our operating expenses;

•	network outages, errors in our technology or security breaches and any associated expense and collateral effects;

•	foreign currency exchange rate fluctuations, as some of our foreign sales and costs are denominated in their local currencies;

•	failure to successfully manage any acquisitions; and

•	general economic and political conditions in our domestic and international markets.
As a result, we may have a limited ability to forecast the amount of future revenue and expense, and our results of operations may from time to time fall below our estimates or the expectations of public market analysts and investors.
Interruptions or delays in services provided by third-party providers that we rely upon could impair the performance of the Criteo technology or operations and harm our business.
We currently lease space from third-party data center hosting facilities for our servers and/or networking equipment located in the United States (California, New York, Virginia), France, The Netherlands, Hong Kong and Japan. All of our data gathering and analytics are conducted on, and the advertisements we deliver are processed through, our servers and network equipment located in these facilities.
We also rely on bandwidth providers and internet service providers to deliver advertisements. Any damage to, or failure of, the systems or facilities of our third-party providers could adversely impact our ability to deliver technology offering to our clients. If, for any reason, our arrangement with one or more data centers is terminated, we could experience additional expense in arranging for new facilities and support.

The occurrence of a natural disaster, an act of terrorism, vandalism or sabotage, a decision to close any data center or the facilities of any other third-party provider without adequate notice, or other unanticipated problems at these facilities could result in lengthy interruptions in the availability of our technology or operations. Our testing of our services in actual disasters or similar events has been limited. If any such event were to occur, our business, results of operations and financial condition could be adversely affected.
We are exposed to foreign currency exchange rate fluctuations.
The functional currency of the Company is the euro, while our reporting currency is the U.S. dollar. Since we incur large portions of our expenses and derive significant revenues in currencies other than the euro, we are exposed to foreign currency exchange risk to the extent that our results of operations and cash flows are subject to fluctuations in foreign currency exchange rates. Foreign currency exchange risk exposure also arises from intra-company transactions and financing with subsidiaries that have a functional currency different than the euro.
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
The CIR is calculated based on our claimed amount of eligible research and development expenditures in France and represented $3.4 million, $4.9 million and $6.3 million for 2015, 2016 and 2017, respectively and is classified as a reduction of our research and development expenses.
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
Furthermore, if the French Parliament decides to modify the regime of the reduced tax rate on technology royalty income or to reduce the scope or the rate of the CIR benefit, which it could decide to do at any time, our results of operations could be adversely affected.

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
The trading price of the ADSs has fluctuated, and is likely to continue to fluctuate, substantially. The trading price of the ADSs depends on a number of factors, including those described in this “Risk Factors” section, many of which are beyond our control and may not be related to our operating performance. Since the ADSs were sold at our initial public offering in October 2013 at a price of $31.00 per share, the price per ADS has ranged as low as $22.00 and as high as $60.95 through December 31, 2017. The market price of the ADSs may fluctuate significantly in response to numerous factors, many of which are beyond our control, including:

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

•
announcements by us, our competitors or large influential technology companies of significant technical innovations or changes, acquisitions, strategic partnerships, joint ventures or capital commitments;

•	changes in operating performance and stock market valuations of advertising technology or other technology companies, or those in our industry in particular;

•	investor sentiment with respect to our competitors, our business partners or our industry in general;

•	investor perception of risks in our industry, including but not limited to the competitive concentration of supply inventory or risks of fraudulent or malicious activity;

•	price and volume fluctuations in the overall stock market, including as a result of trends in the economy as a whole;

•	additional ADSs being sold into the market by us or the Company's insiders;

•	media coverage of our business and financial performance;

•	developments in anticipated or new legislation or new or pending lawsuits or regulatory actions;

•	other events or factors, including those resulting from war, incidents of terrorism or responses to these events; and

•	any other risks identified in this Form 10-K.
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
Our business could be negatively impacted by the activities of predatory hedge funds or short sellers.
There is the risk that we may be subject, from time to time, to challenges arising from the activities of predatory hedge funds, short sellers or similar individuals who do not have the best interests of shareholders or the Company in mind. Reports or other publications prepared and disseminated by such hedge funds or short sellers may cause significant fluctuations in our stock price based on temporary or speculative market perceptions or other factors that do not necessarily reflect the underlying fundamentals and prospects of our business, and could cause the price of our ADSs or trading volume to decline. Furthermore, responding to such activities could be costly and time-consuming and may be intended to, and may in fact, divert the attention of our board of directors and senior management from the pursuit of our business strategies and adversely affect our business.
We may need additional capital in the future to meet our financial obligations and to pursue our business objectives. Additional capital may not be available on favorable terms, or at all, which could compromise our ability to meet our financial obligations and grow our business.
While we anticipate that our existing cash and cash equivalents and short-term investments will be sufficient to fund our operations for at least the next 12 months, we may need to raise additional capital to fund operations in the future or to finance acquisitions. If adequate funds are not available on acceptable terms, we may be unable to fund the expansion of our research and development and sales and marketing efforts, increase working capital, take advantage of acquisition or other opportunities, or adequately respond to competitive pressures which could seriously harm our business and results of operations.
We currently have a senior unsecured revolving credit facility under which we may borrow up to €350 million (or its equivalent in U.S. dollars or, subject to the satisfaction of certain conditions, other optional currencies) for general corporate purposes, including the funding of business combinations (the "General RCF"). As of December 31, 2017, nothing had been drawn on this facility.

However, to the extent we draw on the General RCF or incur new debt, the debt holders have rights senior to shareholders to make claims on our assets, and the terms of such debt could restrict our operations, including our ability to pay dividends on our ordinary shares. In addition, pursuant to the terms of our credit facilities, we may be restricted in the use of such facilities to fund capital expenditures and information technology-related expenses may be restricted. If adequate additional funds are not available, we may be required to delay, reduce the scope of, or eliminate material parts of our business strategy, including potential additional acquisitions or development of new technologies.
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
We have never declared or paid any cash dividends on our ordinary shares and do not currently intend to do so for the foreseeable future. We currently intend to invest our future earnings, if any, to fund our growth, both organic and inorganic. In addition, we could , from time to time, decide to use a portion of our available liquidity to repurchase our Company's shares.
Further, the credit agreement for the General RCF (as defined herein) contains restrictions on our ability to pay dividends.
In addition, under French law, payment of dividends may subject us to additional taxes, and the determination of whether we have been sufficiently profitable to pay dividends is made on the basis of our statutory financial statements prepared and presented in accordance with accounting principles generally accepted in France. Therefore, we may be more restricted in our ability to declare dividends than companies not based in France.
Please see the section entitled “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities-Taxation-French Tax Consequences” in Item 5 of Part II in this Form 10-K for further details on the limitations on our ability to declare and pay dividends and the taxes that may become payable by us if we elect to pay a dividend.
Finally, exchange rate fluctuations may affect the amount of euros that we are able to distribute, and the amount in U.S. dollars that our shareholders receive upon the payment of cash dividends or other distributions we declare and pay in euros, if any. These factors could harm the value of the ADSs, and, in turn, the U.S. dollar proceeds that holders receive from the sale of the ADSs.
Because you are not likely to receive any dividends on your ADSs for the foreseeable future, the success of an investment in ADSs will depend upon any future appreciation in their value. Consequently, investors may need to sell all or part of their holdings of ADSs after price appreciation, which may never occur, as the only way to realize any future gains on their investment.
We currently have not publicly announced or adopted a share buyback plan or program. If we adopt such a program in the future, the actual amount and timing of future share repurchases, if any, will depend on market and economic conditions, applicable SEC rules, federal and state regulatory restrictions, cash availability and various other factors. If we were to adopt a share buyback program, there would be no guarantee that it would enhance shareholder value. Any share repurchases could increase volatility in the trading price of our ADSs and could diminish our available cash. Any share buyback program we adopt may also be suspended or terminated at any time, which may result in a decrease in the trading price of our ADSs.

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
Our by-laws and French corporate law contain provisions that may delay or discourage a sale of the Company.
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

•
under French law, a non-resident of France as well as any French entity controlled by non-French residents may have to file a declaration for statistical purposes with the Bank of France (Banque de France) following the date of certain direct or indirect investments in us (see the section entitled "Exchange Controls & Ownership by Non-French Residents" in Item 5 to Part II in this Form 10-K);

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
Foreign courts may refuse to hear a U.S. securities law claim because foreign courts may not be the most appropriate forums in which to bring such a claim. Even if a foreign court agrees to hear a U.S. securities law claim, it may determine that the law of the jurisdiction in which the foreign court resides, and not U.S. law, is applicable to the claim. Further, if U.S. law is found to be applicable, the content of applicable U.S. law must be proved as a fact, which can be a time-consuming and costly process, and certain matters of procedure would still be governed by the law of the jurisdiction in which the foreign court resides. In particular, there is some doubt as to whether French courts would recognize and enforce certain civil liabilities under U.S. securities laws in original actions or judgments of U.S. courts based upon these civil liability provisions. In addition, awards of punitive damages in actions brought in the United States or elsewhere may be unenforceable in France.
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

Item 2.    Properties
Our headquarters are located in Paris, France, in an approximately 16,000 square meter facility, under a lease agreement expiring on June 14, 2023. In addition, we had 31 offices as of December 31, 2017. We currently lease space in data centers to third-party hosting providers for our hosting services for our servers located in the United States (California, New York, Virginia), France, the Netherlands, Hong Kong,China and Japan. We believe that our facilities are adequate for our current needs.
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

	Per ADS
	High	Low
2016
First quarter	$41.50	$24.23
Second quarter	$47.81	$37.75
Third quarter	$47.09	$34.29
Fourth quarter	$44.14	$32.83
2017
First quarter	$52.87	$41.20
Second quarter	$56.00	$44.30
Third quarter	$53.79	$37.74
Fourth quarter	$47.57	$22.00
Holders
As of January 31, 2018, there were 40 holders of record of our ordinary shares and 138 participants in DTC that held our ADSs. The actual number of holders is greater, and includes beneficial owners whose ADSs are held in street name by brokers and other nominees. This number of holders of record and DTC participants also does not include holders whose shares may be held in trust by other entities.
ADS Performance Graph
The following graph shows a comparison from October 30, 2013 (the date our ADSs commenced trading on the Nasdaq Global Select Market) through December 31, 2017 of the cumulative total return for our ADSs, the Russell 2000 Index and the Nasdaq Internet Index. The graph assumes that $100 was invested at the market close on October 30, 2013 in our ADSs, the Russell 2000 Index and the Nasdaq Internet Index and data for the Russell 2000 Index and the Nasdaq Internet Index assumes reinvestments of dividends. The stock price performance of the following graph is not necessarily indicative of future stock price performance.

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
Securities Authorized for Issuance Under Equity Compensation Plans
The following table provides information as of December 31, 2017 regarding compensation plans under which our equity securities are authorized for issuance.

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights(1)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	7,591,492	$32.00(2)	2,408,259
Equity compensation plans not approved by security holders	—	—	—
Total	7,591,492	$32.00(2)	2,408,259
(1) The weighted-average exercise price does not reflect the ordinary shares that will be issued in connection with the vesting of free shares, since free shares have no exercise price.
(2) The weighted-average exercise price was €28.33 and has been converted to U.S. dollars based on the average exchange rate for the year ended December 31, 2017 of €1.00=$1.129354.

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
Neither the French Commercial Code nor our by-laws presently impose any restrictions on the right of non-French residents or non-French shareholders to own and vote shares. However, non-French residents must file a declaration for statistical purposes with the Bank of France (Banque de France) within 20 working days following the date of certain direct foreign investments in us, including any purchase of our ADSs. In particular, such filings are required in connection with investments exceeding €15,000,000 that lead to the acquisition of more than 10% of our outstanding ordinary shares or cross the 10% threshold of shareholding. Violation of this filing requirement may be sanctioned by five years of imprisonment and a fine of up to twice the amount of the relevant investment. This amount may be increased fivefold if the violation is made by a legal entity.
Taxation
French Tax Consequences
The following describes the material French income tax consequences to U.S. Holders (as defined below) of purchasing, owning and disposing of the ADSs and ordinary shares, or the Securities as in force on the date of this Form 10-K.
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
Financial Transactions Tax
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
A list of companies whose market capitalization exceeds €1 billion as of December 1 of the year preceding the taxation year within the meaning of Article 235 ter ZD of the French Tax Code used to be published annually by the French Ministry of Economy. It is now published by the French tax authorities, and could be amended at any time. Pursuant to Regulations BOI‑ANNX‑000467‑20171221 issued on December 21, 2017, Criteo is currently not included in such list. Please note that such list may be updated from time to time, or may not be published anymore in the future.
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
Wealth Tax
The French wealth tax (impôt de solidarité sur la fortune) applies only to individuals and does not generally apply to securities held by a U.S. resident, as defined pursuant to the provisions of the Treaty, provided that such U.S. Holder does not own directly or indirectly more than 25% of the issuer’s financial rights. The French 2018 Finance Bill has changed the French wealth tax scope to a French Real Estate Wealth tax as from January 1st, 2018. The French Real Estate wealth tax only applies to real estate assets and certain assets deemed to be real estate assets.
Taxation of Dividends
Dividends paid by a French corporation to non-residents of France were generally subject to French withholding tax at a rate of 30% until December 31st, 2017. Since January 1st, 2018, the withholding tax rate for Dividends paid to certain non-resident individuals is reduced to 12.8%, while the 30% rate is still applicable for non-resident companies. Dividends paid by a French corporation in a non-cooperative State or territory, as defined in Article 238-0 A of the FTC, will generally be subject to French withholding tax at a rate of 75%. However, eligible U.S. Holders entitled to Treaty benefits under the “Limitation on Benefits” provision contained in the Treaty who are U.S. residents, as defined pursuant to the provisions of the Treaty, will not be subject to the 12.8%, 30% or 75% withholding tax rate, but may be subject to the withholding tax at a reduced rate (as described below).
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
Dividends paid to a U.S. Holder that has not filed the Form 5000 before the dividend payment date will be subject to French withholding tax at the rate of 12.5%, 30%, or 75% if paid in a non-cooperative State or territory (as defined in Article 238-0 A of the FTC), and then reduced at a later date to 5% or 15%, provided that such holder duly completes and provides the French tax authorities with the treaty forms Form 5000 and Form 5001 before December 31 of the second calendar year following the year during which the dividend is paid. Certain qualifying pension funds and certain other tax-exempt entities are subject to the same general filing requirements as other U.S. Holders except that they may have to supply additional documentation evidencing their entitlement to these benefits.

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
Tax on Sale or Other Disposition
As a matter of principle, under French tax law, U.S. Holder should not be subject to any French tax on any capital gain from the sale, exchange, repurchase or redemption by us of ordinary shares or ADSs, provided that all of the following apply to such U.S. Holder:

•	U.S. Holder is not a French tax resident for French tax purposes; and,

•
U.S. Holder has not held more than 25% of our dividend rights, known as “droits aux bénéfices sociaux” at any time during the preceding five years, either directly or indirectly, and, as relates to individuals, alone or with relatives; and,

•
U.S. Holder has not transferred ordinary shares or ADSs as part of redemption by Criteo, in which case the proceeds may under certain circumstances be partially or fully characterized as dividends under French domestic law and, as result, be subject to French dividend withholding tax. As an exception, a U.S Holder, established, domiciled or incorporated in a non-cooperative State or territory as defined in Article 238-0 A of the FTC should be subject to a 75% withholding tax in France on any such capital gain, regardless of the fraction of the dividend rights it holds.

In case an applicable double tax treaty between France and the U.S. holder country of residence contains more favorable provisions, a U.S. Holder may not be subject to any French income tax or capital gains tax in case of sale or disposal of any ordinary shares or ADSs of Criteo even if one or more of the above mentioned statements are not applicable.
Particularly, a U.S. Holder who is a U.S. tax resident resident for purposes of the Treaty and is entitled to Treaty benefit will not be subject to French tax on any such capital gain, unless the ordinary shares or the ADSs form part of the business property of a permanent establishment or fixed base that the U.S. Holder has in France.
U.S. Holders who own ordinary shares or ADSs through U.S. partnerships that are not residents for Treaty purposes are advised to consult their own tax advisors regarding their French tax treatment and their eligibility for Treaty benefits in light of their own particular circumstances.
A U.S. Holder that is not a U.S. resident for Treaty purposes or is not entitled to Treaty benefit (and in both cases is not resident, established or incorporated in a non-cooperative State or territory as defined in Article 238-0 A of the FTC) and has held more than 25% of our dividend rights, known as “droits aux bénéfices sociaux” at anytime during the preceding five years, either directly or indirectly, and, as relates to individuals, alone or with relatives will be subject to a levy in France at the rate of 12.8% for individuals and at the corporate income tax rate in force for corporations since January 1st 2018. Before that date, the applicable rate was 45% for individuals and corporations.
Special rules apply to U.S. Holders who are residents of more than one country.

Recent Sales of Unregistered Securities; Use of Proceeds From Registered Securities
There were no unregistered sales of equity securities during 2017.
Issuer Purchases of Equity Securities
None.

Item 6.    Selected Financial Data
Our audited consolidated financial statements have been prepared in accordance with U.S. GAAP. We derived the selected consolidated statements of income data for the years ended December 31, 2015, 2016 and 2017 and selected consolidated statements of financial position data as of December 31, 2016 and 2017 from our audited consolidated financial statements included in Part IV, Item 15 “Exhibits and Financial Statements” of this Form 10-K. The selected consolidated statements of income data for the years ended December 31, 2013 and 2014 and the selected consolidated financial position data as of December 31, 2013, 2014 and 2015 have been derived from our audited consolidated financial statements and notes thereto which are not included in this Form 10-K. This data should be read together with Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as our audited consolidated financial statements and notes thereto appearing elsewhere in this Form 10-K. Our historical results are not necessarily indicative of the results to be expected in the future.
Consolidated Statements of Income Data:

	Year Ended December 31,
	2013	2014	2015	2016	2017
	(in thousands, except share and per share data)
Revenue	$589,418	$988,249	$1,323,169	$1,799,146	$2,296,692

Cost of revenue (1):
Traffic acquisition costs	(351,759)	(585,492)	(789,152)	(1,068,911)	(1,355,556)
Other cost of revenue	(29,150)	(47,948)	(62,201)	(85,260)	(121,641)
Gross profit	208,509	354,809	471,816	644,975	819,495

Operating expenses
Research and development expenses (1)	(42,716)	(60,075)	(86,807)	(123,649)	(173,925)
Sales and operations expenses (1)	(109,953)	(176,927)	(229,530)	(282,853)	(380,649)
General and administrative expenses (1)	(41,681)	(64,723)	(79,145)	(117,469)	(127,077)
Total operating expenses	(194,350)	(301,725)	(395,482)	(523,971)	(681,651)
Income from operations	14,159	53,084	76,334	121,004	137,844
Financial income (expense)	(9,117)	11,390	(4,541)	(546)	(9,534)
Income before taxes	5,042	64,474	71,793	120,458	128,310
Provision for income taxes	(3,203)	(17,578)	(9,517)	(33,129)	(31,651)
Net income	$1,839	$46,896	$62,276	$87,329	$96,659
Net income available to shareholders of Criteo S.A. (2)	$1,404	$45,556	$59,553	$82,272	$91,214
Net income available to shareholders per share:
Basic	$0.03	$0.77	$0.96	$1.30	$1.40
Diluted	$0.03	$0.72	$0.91	$1.25	$1.34
Weighted average shares outstanding used in computing per share amounts:
Basic	48,692,148	58,928,563	61,835,499	63,337,792	65,143,036
Diluted	53,748,108	63,493,260	65,096,486	65,633,470	67,851,971
(1) Cost of revenue and operating expenses include equity awards compensation expense, pension service costs, depreciation and amortization expense, acquisition-related costs, restructuring costs and deferred price consideration as follows:

	Year Ended December 31,
	2013	2014	2015	2016	2017
	(in thousands)
Equity awards compensation expense
Research and development expenses	$2,721	$3,682	$6,520	$12,108	$21,093
Sales and operations expenses	3,719	12,291	11,678	16,838	31,386
General and administrative expenses	2,690	3,628	5,791	14,313	19,872
Total equity awards compensation expense (b)	9,130	19,601	23,989	43,259	72,351
Pension service costs
Research and development expenses	145	167	163	211	621
Sales and operations expenses	139	187	153	144	247
General and administrative expenses	100	150	125	169	363
Total pension service costs	384	504	441	524	1,231
Depreciation and amortization expense
Cost of revenue	10,417	21,455	29,866	38,469	53,988
Research and development expenses (a)	1,215	4,949	7,995	7,211	11,226
Sales and operations expenses	2,379	3,664	5,178	7,757	19,844
General and administrative expenses	752	1,145	1,526	3,342	5,738
Total depreciation and amortization expense	14,763	31,213	44,565	56,779	90,796
Acquisition-related costs
General and administrative expenses	—	—	—	2,921	6
Total acquisition-related costs	—	—	—	2,921	6
Acquisition-related deferred price consideration
Research and development expense	3,137	950	324	85	—
Sales and operations expenses	—	—	—	—	—
General and administrative expenses	—	—	(2,218)	—	—
Total acquisition-related deferred price considerations	3,137	950	(1,894)	85	—
Restructuring
Cost of revenue	—	—	—	—	2,497
Research and development expenses	—	—	—	—	2,911
Sales and operations expenses	—	—	—	—	1,825
General and administrative expenses	—	—	—	—	123
Total Restructuring	$—	$—	$—	$—	$7,356
(a) Includes acquisition-related amortization of intangible assets of $3.9 million, $6.3 million, $4.1 million and $17.7 million as of December 31, 2014, 2015, 2016 and 2017 respectively.

(b) Excludes $0.7 million disclosed as restructuring costs as of December 31, 2017.
(2) For the years ended December 31, 2013, 2014, 2015, 2016 and 2017, this excludes $0.4 million, $1.3 million, $2.7 million, $5.1 million and $5.4 million, respectively, of net income available to non-controlling interests in our Japanese subsidiary held by Yahoo! Japan.

Reconciliation from Non-GAAP Operating Expenses to Operating Expenses under GAAP:

	Year Ended December 31,
	2013	2014	2015	2016	2017
	(in thousands)
Research and development expenses	$(42,716)	$(60,075)	$(86,807)	$(123,649)	$(173,925)
Equity awards compensation expense	2,721	3,682	6,520	12,108	21,093
Depreciation and amortization expense	1,215	4,949	7,995	7,211	11,226
Pension service costs	145	167	163	211	621
Acquisition-related deferred price consideration	3,137	950	324	85	—
Restructuring	—	—	—	—	2,911
Non-GAAP - Research and development expenses	$(35,498)	$(50,327)	$(71,805)	$(104,034)	$(138,074)
Sales and operations expenses	(109,953)	(176,927)	(229,530)	(282,853)	(380,649)
Equity awards compensation expense	3,719	12,291	11,678	16,838	31,386
Depreciation and amortization expense	2,379	3,664	5,178	7,757	19,844
Pension service costs	139	187	153	144	247
Restructuring	—	—	—	—	1,825
Non-GAAP - Sales and operations expenses	(103,716)	(160,785)	(212,521)	(258,114)	(327,347)
General and administrative expenses	(41,681)	(64,723)	(79,145)	(117,469)	(127,077)
Equity awards compensation expense	2,690	3,628	5,791	14,313	19,872
Depreciation and amortization expense	752	1,145	1,526	3,342	5,738
Pension service costs	100	150	125	169	363
Acquisition-related costs	—	—	—	2,921	6
Acquisition-related deferred price consideration	—	—	(2,218)	—	—
Restructuring	—	—	—	—	123
Non-GAAP - General and administrative expenses	(38,139)	(59,800)	(73,921)	(96,724)	(100,975)
Total Operating expenses	(194,350)	(301,725)	(395,482)	(523,971)	(681,651)
Equity awards compensation expense	9,130	19,601	23,989	43,259	72,351
Depreciation and Amortization expense	4,346	9,758	14,699	18,310	36,808
Pension service costs	384	504	441	524	1,231
Acquisition-related costs	—	—	—	2,921	6
Acquisition-related deferred price consideration	3,137	950	(1,894)	85	—
Restructuring	—	—	—	—	4,859
Total Non-GAAP Operating expenses	$(177,353)	$(270,912)	$(358,247)	$(458,872)	$(566,396)

Non-GAAP Operating Expenses are our consolidated operating expenses adjusted to eliminate the impact of depreciation and amortization, equity awards compensation expense, pension service costs, restructuring costs, acquisition-related costs and deferred price consideration. We believe Non-GAAP Operating Expenses reflects our ongoing operating expenses in a manner that allows for meaningful period-to-period comparisons and analysis of trends in our business. As a result, we believe that Non-GAAP Operating Expenses provides useful information to investors in understanding and evaluating our core operating performance and trends in the same manner as our management and in comparing financial results across periods. In addition, Non-GAAP Operating Expenses is a key component in calculating Adjusted EBITDA, which is one of the key measures we use to provide its quarterly and annual business outlook to the investment community.

Consolidated Statements of Financial Position Data:

	Year Ended December 31,
	2013	2014	2015	2016	2017
	(in thousands)
Cash and cash equivalents	$323,182	$351,827	$353,537	$270,317	$414,111
Total assets	$539,380	$686,510	$841,719	$1,211,186	$1,531,300
Trade receivables, net of allowances for doubtful accounts	$120,868	$192,595	$261,581	$397,244	$484,101
Total financial liabilities	$15,605	$14,780	$10,428	$85,580	$3,657
Total liabilities	$173,819	$270,155	$362,696	$601,309	$633,602
Total equity	$365,561	$416,355	$479,023	$609,877	$897,698
Other Financial and Operating Data:

	Year Ended December 31,
	2013	2014	2015	2016	2017
	(in thousands, except number of clients)
Number of clients	5,072	7,190	10,198	14,468	18,118
Revenue ex-TAC (3)	$237,659	$402,757	$534,017	$730,235	$941,136
Adjusted net income (4)	$14,472	$70,846	$89,835	$136,777	$183,311
Adjusted EBITDA (5)	$41,573	$105,352	$143,435	$224,572	$309,584
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

	Year Ended December 31,
	2013	2014	2015	2016	2017
	(in thousands)
Revenue	$589,418	$988,249	$1,323,169	$1,799,146	$2,296,692
Adjustment:
Traffic acquisition costs	(351,759)	(585,492)	(789,152)	(1,068,911)	(1,355,556)
Revenue ex-TAC	$237,659	$402,757	$534,017	$730,235	$941,136

(4) We define Adjusted Net Income as our net income adjusted to eliminate the impact of equity awards compensation expense, amortization of acquisition-related intangible assets, restructuring costs, acquisition-related costs and deferred price consideration and the tax impact of the foregoing adjustments. Adjusted Net Income is not a measure calculated in accordance with U.S. GAAP. We have included Adjusted Net Income in this Form 10-K because it is a key measure used by our management and board of directors to evaluate operating performance, generate future operating plans and make strategic decisions regarding the allocation of capital. In particular, we believe that the elimination of equity awards compensation expense, amortization of acquisition-related intangible assets, restructuring costs, acquisition-related costs and deferred price consideration and the tax impact of the foregoing adjustments in calculating Adjusted Net Income can provide a useful measure for period-to-period comparisons of our core business. Accordingly, we believe that Adjusted Net Income provides useful information to investors and others in understanding and evaluating our results of operations in the same manner as our management and board of directors. Our use of Adjusted Net Income has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our financial results as reported under U.S. GAAP. Some of these limitations are: (a) Adjusted Net Income does not reflect the potentially dilutive impact of equity-based compensation or the impact of certain acquisition related costs; and (b) other companies, including companies in our industry, may calculate Adjusted Net Income or similarly titled measures differently, which reduces their usefulness as a comparative measure. Because of these and other limitations, you should consider Adjusted Net Income alongside our other U.S. GAAP financial results, including net income. The following table presents a reconciliation of Adjusted Net Income to net income, the most directly comparable U.S. GAAP measure, for each of the periods indicated:

	Year Ended December 31,
	2013	2014	2015	2016	2017
	(in thousands)
Net income	$1,839	$46,896	$62,276	$87,329	$96,659
Adjustments:
Equity awards compensation expense (a)	9,130	19,601	23,989	43,259	72,351
Amortization of acquisition-related intangible assets	464	3,902	6,342	4,131	17,731
Acquisition-related costs	—	—	—	2,921	6
Acquisition-related deferred price consideration	3,137	950	(1,894)	85	—
Restructuring costs	—	—	—	—	7,356
Tax impact of the above adjustments	(98)	(503)	(878)	(948)	(10,792)
Adjusted net income	$14,472	$70,846	$89,835	$136,777	$183,311
(a) Excludes $0.7 million disclosed as restructuring costs as of December 31, 2017.

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

	Year Ended December 31,
	2013	2014	2015	2016	2017
	(in thousands)
Net income	$1,839	$46,896	$62,276	$87,329	$96,659
Adjustments:
Financial expense (income)	9,117	(11,390)	4,541	546	9,534
Provision for income taxes	3,203	17,578	9,517	33,129	31,651
Equity awards compensation expense (a)	9,130	19,601	23,989	43,259	72,351
Pension service costs	384	504	441	524	1,231
Depreciation and amortization expense	14,763	31,213	44,565	56,779	90,796
Acquisition-related costs	—	—	—	2,921	6
Acquisition-related deferred price consideration	3,137	950	(1,894)	85	—
Restructuring costs	—	—	—	—	7,356
Total net adjustments	39,734	58,456	81,159	137,243	212,925
Adjusted EBITDA	$41,573	$105,352	$143,435	$224,572	$309,584
(a) Excludes $0.7 million disclosed as restructuring costs as of December 31, 2017.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this Form 10-K.
Overview
We are a global commerce marketing technology company. We help commerce companies and brand manufacturers acquire, convert and re-engage their customers, using shopping data, predictive technology and massive consumer reach. We strive to deliver post-click sales at scale to our clients across different marketing objectives to meet to their targeted return on investment. Our data is pooled among our clients and offers deep insights into consumer intent and purchasing habits. To drive sales for our clients, we activate our data assets through proprietary machine-learning algorithms to engage consumers in real time through the pricing and delivery of highly relevant digital advertisements, across devices and environments. By pricing our offering on a cost-per-click and measuring our value based on post-click sales, we make the return on investment transparent and easy to measure for our clients.
Our clients include some of the largest and most sophisticated commerce companies in the world, along with world-class brand manufacturers. We partner with them to capture activity on their websites and/or mobile applications, which we define as digital properties, and optimize the performance of their advertisements based on that activity and other data. Demonstrating the depth and scale of our data, we collected data on over $615 billion in online sales transactions1 on our clients' digital properties in the year ended December 31, 2017, whether or not a consumer saw or clicked on an advertisement displayed by Criteo. Based on this data and our other assets, we delivered targeted advertisements that generated over 10 billion clicks1 in the year ended December 31, 2017. Based on these clicks, our clients generated approximately $29 billion in post-click sales1 during this period. A post-click sale is defined as a purchase made by a user from one of our clients' digital properties within a certain period of time following the user clicking on an advertisement we delivered for that client. This period of time varies by client, but is a maximum of 30 days. We believe post-click sales are a key performance indicator that our clients generally use to measure the effectiveness of our offering in driving sales and the return on their marketing investment.
As of December 31, 2017, we served more than 18,000 clients and, in each of the last three years, our average client retention rate, as measured on a quarterly basis, was approximately 90%1.We serve a wide range of clients and our revenue is not concentrated within any single client or group of clients. In 2015, 2016 and 2017, our largest client represented 1.9%, 2.0% and 1.9% of our revenue, respectively, and in 2017, our largest 10 clients represented 11.2% of our revenue in the aggregate. There is no group of customers under common control or customers that are affiliates of each other constituting an aggregate amount equal to 10% or more of our consolidated revenues, the loss of which would have a material adverse effect on the Company.
Our commerce marketing product portfolio is currently comprised of four products: Criteo Dynamic Retargeting, Criteo Customer AcquisitionBETA, Criteo Audience MatchBETA and Criteo Sponsored Products. In the third quarter of 2017, we decided to discontinue our Criteo Predictive Search offering, based on client and country-specific circumstances. All products leverage the same technology in the Criteo Engine, which is comprised of three key components: Product Recommendation, Predictive Bidding and Kinetic Design.
We operate in 98 countries through a network of 31 offices located in Europe, Middle East, Africa (EMEA), the Americas and Asia-Pacific. As a result of our significant international operations, our revenue from outside of France, our home country, accounted for 93.5% of our revenue for year ended December 31, 2017.
___________________________________________________
1 Excluding Criteo Sponsored Products.

The Company's foreign currency risk exposure to the British pound, the Japanese yen, the Brazilian real and the U.S dollar against the euro (the euro still remains the Group's functional currency) is described in Note B Liquidity and Capital resources to our Management's Discussion and Analysis included elsewhere in this Form 10-K.
Our financial results include:

•	revenue of $1,323.2 million, $1,799.1 million and $2,296.7 million for the years ended December 31, 2015, 2016 and 2017, respectively;

•
revenue excluding traffic acquisition costs, which we refer to as Revenue ex-TAC, which is a non-U.S. GAAP financial measure, of $534.0 million, $730.2 million and $941.1 million for the years ended December 31, 2015, 2016 and 2017, respectively;

•	net income of $62.3 million, $87.3 million and $96.7 million for the years ended December 31, 2015, 2016 and 2017, respectively; and

•	Adjusted EBITDA, which is a non-U.S. GAAP financial measure, of $143.4 million, $224.6 million and $309.6 million for the years ended December 31, 2015, 2016 and 2017, respectively.

Please see footnotes 3 and 5 to the Other Financial and Operating Data table in “Item 6. Selected Financial Data” in this Form 10-K for a reconciliation of Revenue ex-TAC to revenue, Adjusted EBITDA to net income and Adjusted Net Income to net income, the most directly comparable financial measures calculated and presented in accordance with U.S. GAAP.
We are focused on maximizing Revenue ex-TAC. We believe this focus builds sustainable long-term value for our business and fortifies a number of our competitive strengths, including a highly liquid marketplace for Display Advertising. As part of this focus, we seek to maximize our percentage of overall marketing spend in the Display Advertising market over the long-term. In addition, this focus enriches liquidity for both advertisers and publishers resulting in more effective advertising for clients, better monetization for publishers and more relevant advertisements for consumers. We believe our results of operations reflect this focus.
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
Basis of Presentation
The key elements of our results of operations include:
Revenue
We sell advertisements on Display Advertising featuring product-level recommendations either directly to clients or to advertising agencies, which we collectively refer to as our clients. We generate revenue generally when a user clicks on a banner advertisement of one of our clients. While accessing the supply of inventory in sufficient quantity and quality from our publisher partners is a critical requirement for us to successfully conduct our business, we do not generate any revenue directly from our relationships with publishers.
We recognize revenue from the delivery of advertisements on Display Advertising in the period in which the advertisements are delivered. Specifically, we recognize revenue once the consumer clicks on the personalized banner displayed by us on the client’s website. Revenue is valued at the fair value of the amount received. Rebates and discounts granted to clients, along with free or extended advertising campaigns, are recorded as a deduction from revenue. Essentially all of our revenue in each of 2015, 2016 and 2017 was derived from advertising campaigns sold on a CPC basis. In the specific case of Criteo Sponsored Products, we generally act as principal and as a result, we report revenue earned and costs incurred related to these transactions on a gross basis. When we do not (i) set the price, (ii) select the publisher site the advertisement is placed on, (iii) take responsibility for the acceptability of the service and (iv) bear the credit risk, we report revenue earned and costs incurred related to these transactions on a net basis.
We sell commerce marketing campaigns to clients generally through insertion orders that are cancellable upon short notice and without penalty. We generally bill our clients on a monthly basis for each campaign run during the prior month. The monthly fee is based on the campaign’s various real-time CPCs for that month multiplied by the number of clicks generated by users for that month for such CPCs.

As we further expand our geographic footprint, acquire new clients and grow our business with existing clients in all markets, address new marketing objectives for clients, develop new products and expand our business into new marketing channels and industry verticals, we expect our revenue to continue to increase.
Cost of Revenue
Our cost of revenue primarily includes traffic acquisition costs and other cost of revenue.
Traffic Acquisition Costs. Traffic acquisition costs consist of purchases of impressions from publishers. We purchase impressions directly from publishers or third-party intermediaries, such as advertising exchanges. We recognize cost of revenue on a publisher by publisher basis as incurred. Costs owed to publishers but not yet paid are recorded in our consolidated statements of financial position as accounts payable and accrued expenses.
For our Criteo Dynamic Retargeting, Criteo Customer Acquisition BETA and Criteo Audience Match BETA products, we purchase inventory programmatically from our direct publisher partners, through standard terms and conditions for the purchase of Display Advertising inventory. Pursuant to such arrangements, we purchase impressions on a CPM basis for users that Criteo recognizes on the publishers’ network. Such arrangements are cancellable upon short notice and without penalty. As a general rule, our agreements with publishers do not contain spend commitments. We may only enter in commitments to purchase a defined volume of impressions if such commitments are specifically subject to corresponding performance commitments from the publisher. We may require our publishers to deliver higher volumes of impressions, with our commitment to buy being linked to specified performance commitments from the publisher. We may also require our publishers to call us first for the advertising serving, thereby granting us privileged access to qualified digital display advertising inventory, and we may sign more exclusive deals with publishers.
Over the past few years, real-time automated buying platforms and bidding exchanges have gained significant traction in the Display Advertising market, resulting in a significant increase in the supply of inventory available through such platforms. As part of this expansion, we have integrated our buying technology with the leading advertising exchanges, developed our own comprehensive inventory management platform, and more recently deployed our own header bidding technology with large publishers, that we call Criteo Direct Bidder. We believe the combination of our extensive direct publisher relationships and access to leading advertising exchanges enhances the breadth and depth of our accessible advertising inventory and results in deep liquidity for us. We believe that this contributes to increasing the strength of our offering with our clients.
For Criteo Sponsored Products, we pay for the inventory of publisher partners based on a revenue share, effectively paying the publishers a portion of the click-based revenue generated by potential customers clicking on the sponsored products advertisements displaying the products of our brand clients.
For a discussion of the trends we expect to see in traffic acquisition costs, see the section entitled "—Highlights and Trends—Revenue ex-TAC" in Item 7.D—Trend Information below.
Other Cost of Revenue. Other cost of revenue includes expenses related to third-party hosting fees, depreciation of data center equipment and data purchased from third parties that we leverage in our offerings. We intend to continue to invest additional resources in increasing the capacity of our hosting services infrastructure, and as we enter new markets, we may make additional investments in the acquisition of relevant third-party data. The Company does not build or operate its own data centers and none of its research and development personnel is dedicated to revenue generating activities. As a result, we do not include the costs of such personnel in other cost of revenue.

Operating Expenses
Operating expenses consist of research and development, sales and operations, and general and administrative expenses. Salaries, bonuses, equity awards compensation, pension benefits and other personnel-related costs are the most significant components of each of these expense categories. We grew from 1,300 employees at January 1, 2015 to 2,764 employees at December 31, 2017, and we expect to continue to hire a significant number of new employees in order to support our anticipated revenue growth.
We include equity awards compensation expense in connection with grants of share options, warrants, and restricted share units ("RSUs") in the applicable operating expense category based on the respective equity award recipient’s function (Research and development, Sales and operations, General and administrative).
Research and Development Expense. Research and development expense consists primarily of personnel-related costs for our employees working in the engine, platform, site reliability engineering, scalability, infrastructure, engineering program management, product, analytics and other teams, including salaries, bonuses, equity awards compensation and other personnel related costs. Our research and development function was supplemented in January 2013 to include a dedicated product organization following the appointment of our Chief Product Officer. Also included are non-personnel costs such as subcontracting, consulting and professional fees to third-party development resources, allocated overhead and depreciation and amortization costs. These expenses are partially offset by the French research tax credit that is conditional upon the level of our expenditures in research and development. For additional discussion of the French research tax credit, see the discussion below titled “—Provision for Income Taxes.”
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
The number of employees in research and development functions grew from 250 at January 1, 2015 to 701 at December 31, 2017. We expect research and development expenses to continue to increase in absolute dollars but remain fairly constant as a percentage of our revenue. We believe our continued investment in research and development to be critical to maintaining and improving our technology within the Criteo Commerce Marketing Ecosystem, our quality of service and our competitive position.
Sales and Operations Expense. Sales and operations expense consists primarily of personnel-related costs for our employees working in our sales, account strategy, sales operations, publisher business development, analytics, marketing, technical solutions, creative services and other teams, including salaries, bonuses, equity awards compensation, and other personnel-related costs. Additional expenses in this category include travel and entertainment, marketing and promotional events, marketing activities, provisions for doubtful accounts, subcontracting, consulting and professional fees paid to third parties, allocated overhead and depreciation and amortization costs.
The number of employees in sales and operations functions grew from 833 at January 1, 2015 to 1,595 at December 31, 2017. In order to continue to grow our business, geographic footprint and brand awareness, we expect to continue to invest in our resources in sales and operations, in particular by increasing the number of sales and account strategy teams in low penetrated geographic markets and in our midmarket organization. As a result, we expect sales and operations expenses to increase in absolute dollars as we invest to acquire new clients, retain existing ones and grow revenue from existing clients, but to decrease as a percentage of revenue over time as we scale and automate our operational processes, and increase the productivity of our sales and operations teams.
General and Administrative Expense. General and administrative expense consists primarily of personnel costs, including salaries, bonuses, equity awards compensation, pension benefits and other personnel-related costs for our administrative, legal, information technology, human resources, facilities and finance teams. Additional expenses included in this category include travel-related expenses, subcontracting and professional fees, audit fees, tax services and legal fees, as well as insurance and other corporate expenses, along with allocated overhead and depreciation and amortization costs.
The number of employees in general and administrative functions grew from 217 at January 1, 2015 to 468 at December 31, 2017. We expect our general and administrative expense to increase in absolute dollars as we continue to support our growth, but to decrease as a percentage of revenue over time as we scale and increase the productivity of our general and administrative teams.

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

•
exchange differences arising on the settlement or translation into local currency of monetary balance sheet items labeled in euros (the Company's functional currency). We are exposed to changes in exchange rates primarily in the United States, the United Kingdom, Japan and Brazil. The U.S. dollar, the British pound, the Japanese yen and the Brazilian real are our most significant foreign currency exchange risks. At December 31, 2017, our exposure to foreign currency risk was centralized at parent company level and hedged. These exchange differences in euro are then translated into U.S. dollars (the Company's reporting currency) according to the average euro/U.S. dollar exchange rate.

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
Our effective tax rates differ from the statutory rate applicable to us primarily due to valuation allowance on deferred tax assets, differences between domestic and foreign jurisdiction tax rates, Research Tax Credit (RTC) offsets, which are non-taxable items, potential tax audit provision settlements, share-based compensation expenses that are non-deductible in some jurisdictions under certain circumstances, and transfer pricing adjustments. We license access to our technology to our subsidiaries and charge a royalty fee to these subsidiaries for such access. In France, we benefit from a reduced tax rate of 15% on a large portion of this technology royalty income.
In 2011, we underwent a tax inspection by the French tax authorities covering fiscal years 2008 and 2009. At the end of 2011, we received a tax assessment notice for which a provision has been recognized for $0.5 million. Pursuant to another tax inspection in 2013, no significant reassessment was received. The provision was released upon reception of the tax notification as of December 31, 2015.
On September 27, 2017, we received a draft notice of proposed adjustment from the Internal Revenue Service ("IRS") audit of Criteo Corp. for the year ended December 31, 2014, confirmed by the definitive notice dated February 8, 2018. If the IRS prevails in its position, it could result in an additional federal tax liability of an estimated maximum aggregate amount of $15.0 million, excluding relative fees, interest and penalties. We strongly disagree with the IRS's position as asserted in the draft notice of proposed adjustment and intend to contest it.
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

Revenue Recognition
We sell commerce marketing campaigns on Display Advertising, featuring personalized product-level recommendations, either directly to clients or to advertising agencies, which we collectively refer to as our clients. For all our commerce marketing products, we generate revenue generally when a user clicks on the banner advertisement we deliver for our clients. We generally price our campaigns on a CPC model based on the number of clicks generated by users on the advertisement we deliver in each campaign.
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
For all our products, we recognize revenue from the delivery of advertisements on Display Advertising in the period in which the advertisements are delivered. Specifically, we recognize revenue once the consumer clicks on the personalized banner displayed by us on the client’s website. Revenue is valued at the fair value of the amount received. Rebates and discounts granted to clients, along with free or extended advertising campaigns, are recorded as a deduction from revenue. Essentially all of our revenue in each of 2015, 2016 and 2017 was derived from advertising campaigns sold on a CPC basis.
The determination of whether revenue should be reported on a gross or net basis is based on an assessment of whether we are acting as the principal or an agent in our transactions. In determining whether we act as the principal or an agent, we follow the accounting guidance for principal-agent considerations. The determination of whether we are acting as a principal or an agent in a transaction involves judgment and is based on an evaluation of the terms of each arrangement. While none of the factors individually are considered presumptive or determinative, because we are the primary obligor and are responsible for (1) identifying and contracting with third-party clients, (2) establishing the selling prices of the display advertisements sold, (3) performing all billing and collection activities, including retaining credit risk, and (4) bearing sole responsibility for fulfillment of the advertising and the inventory risk, we act as the principal in these arrangements and therefore report revenue earned and costs incurred related to these transactions on a gross basis. In the specific case of Criteo Sponsored Products, we may act as the principal or as the agent depending on the type of service sold to the brand manufacturer client. As a result, depending on the service sold through Criteo Sponsored Products, we report revenue earned and costs incurred related to these transactions either on a gross basis or on a net basis.
Trade Receivables, Net of Allowances for Doubtful Accounts
We carry our accounts receivable at net realizable value. On a periodic basis, our management evaluates our accounts receivable and determines whether to provide an allowance or if any accounts should be written down and charged to expense as a bad debt. The evaluation is based on a past history of collections, current credit conditions, the length of time the trade receivable is past due and a past history of write downs. A trade receivable is considered past due if we have not received payments based on agreed-upon terms. A higher default rate than estimated or a deterioration in our major clients’ creditworthiness could have an adverse impact on our future results. Allowances for doubtful accounts on trade receivables are recorded in “Sales and Operations” in our consolidated statements of income. We generally do not require any security or collateral to support our trade receivables. The amount of allowance for doubtful accounts charged to our consolidated statements of income for the years ended December 31, 2015, 2016 and 2017 was $2.7 million, $9.9 million and $13.3 million, respectively and represented 1.1%, 2.5% and 2.7% of our trade receivables, net of allowances, as of December 31, 2015, 2016, and 2017, respectively.

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

Amounts recognized in our consolidated financial statements are calculated at the level of each subsidiary within our consolidated financial statements. As at December 31, 2015, 2016 and 2017, the valuation allowance against net deferred taxes amounted to $24.0 million, $19.9 million and $35.1 million, respectively. It mainly related to Criteo Corp. including Hooklogic, Inc. ($12.4 million, $0.9 million and $14.7 million, respectively), Criteo do Brasil ($3.9 million, $3.6 million and nil, respectively), Criteo Ltd including Hooklogic Ltd (United Kingdom) ($4.7 million, $4.7 million and $6.3 million, respectively), Criteo China ($1.4 million, $3.7 million and $6.5 million, respectively) and Criteo France ($0.6 million, $3.0 million and $2.9 million, respectively).
Uncertain Tax Positions
In accordance with ASC 740, we recognize tax benefits from uncertain tax positions only if we believe that it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position. These uncertain tax positions include our estimates for transfer pricing that have been developed based upon analyses of appropriate arms-length prices. Similarly, our estimates related to uncertain tax positions concerning research tax credits are based on an assessment of whether our available documentation corroborating the nature of our activities supporting the tax credits will be sufficient. Although we believe that we have adequately reserved for our uncertain tax positions (including net interest and penalties), we can provide no assurance that the final tax outcome of these matters will not be materially different. We make adjustments to these reserves in accordance with the income tax accounting guidance when facts and circumstances change, such as the closing of a tax audit or the refinement of an estimate. To the extent that the final tax outcome of these matters is different from the amounts recorded, such differences will affect the provision for income taxes in the period in which such determination is made, and could have a material impact on our financial condition and operating results.
Impact of tax reform in the U.S.
The U.S. Tax Cuts and Jobs Act (Tax Act) was enacted on December 22, 2017 and introduces significant changes to U.S. income tax law. Effective in 2018, the Tax Act reduces the U.S. statutory tax rate from 35% to 21% and creates new taxes on certain related-party payments, referred to as a base erosion anti-avoidance tax, or “BEAT”. The BEAT provisions in the Tax Act eliminate the deduction of certain base-erosion payments made to related foreign corporations, and impose a minimum tax if greater than regular tax. We expect to be subject to this tax in future years and are currently performing an analysis of projected tax that could be owed in future periods as a result of the new provisions. The Tax Act also modifies the limitation on the amount of deductible interest expense and the limitation on the deductibility of certain executive compensation. Our future effective tax rate will be affected by the Tax Act.

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

There has been no impairment of goodwill during the years ended December 31, 2015, 2016 and 2017, as the Company's reporting unit's fair value was substantially in excess of the carrying value based on the annual goodwill impairment test.

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
The following table presents the weighted-average assumptions used to estimate the fair value of options granted during the periods presented:

	Year Ended December 31,
	2015	2016	2017
Volatility	39.4% - 40.6%	40.4%-40.6%	41.3%
Risk-free interest rate	0% - 0.52%	0.00%	0.00%
Expected life (in years)	6 years	6 years	6 years
Dividend yield	—%	—%	—%
Recent Accounting Pronouncements
For a discussion of recent accounting pronouncements applicable to us, see Note 1 to our audited consolidated financial statements beginning on page F-1.

Results of Operations for the Years Ended December 31, 2015, 2016 and 2017
Revenue

	Year Ended December 31,			% change
	2015	2016	2017	2015 vs 2016	2016 vs 2017
	(in thousands)
Revenue as reported	$1,323,169	$1,799,146	$2,296,692	36%	28%
Conversion impact U.S dollar/other currencies		(5,022)	(4,809)
Revenue at constant currency (*)	1,323,169	1,794,124	2,291,883	36%	27%

Americas
Revenue as reported	$505,653	$730,873	$990,424	45%	36%
Conversion impact U.S dollar/other currencies		3,952	(6,812)
Revenue at constant currency (*)	$505,653	$734,825	$983,612	45%	35%

EMEA
Revenue as reported	$541,105	$660,523	$808,961	22%	22%
Conversion impact U.S dollar/other currencies		18,976	(7,179)
Revenue at constant currency (*)	$541,105	$679,499	$801,782	26%	21%

Asia-Pacific
Revenue as reported	$276,411	$407,750	$497,307	48%	22%
Conversion impact U.S dollar/other currencies		(27,950)	9,186
Revenue at constant currency (*)	$276,411	$379,800	$506,493	37%	24%
(*) Growth at constant currency excludes the impact of foreign currency fluctuations and is computed by applying the average exchange rates for the prior year to the following year figures.

2017 Compared to 2016
Revenue for 2017 increased $497.5 million, or 28% (or 27% on a constant currency basis) to $2,296.7 million, compared to 2016. Revenue from net new clients contributed 29.3% to the global year-over-year revenue growth while revenue from existing clients contributed 70.7% to the global year-over-year revenue growth. This increase in revenue was primarily driven by continued technology innovation, a broader and improved access to quality publisher inventory, and the addition of clients across regions, client categories and products. Improved technology, better access to inventory through Criteo Direct Bidder, our proprietary header bidding technology, and the launch of our Criteo Customer Acquisition BETA and Criteo Audience Match BETA products in the fourth quarter of 2017, helped generate more revenue per client, in particular from existing clients. Our ability to drive a large portion of our business from clients that have uncapped budgets continued to be a key driver in growing our revenue per existing client.
The year-over-year increase was the result of our rapid growth across all geographies.
Our revenue in the Americas region increased 36% (or 35% on a constant currency basis) to $990.4 million for 2017 compared to 2016. This was driven by the acquisition of new large clients and our ability to increase their spend with us through the year, the continued increase in revenue from existing large clients, continued strong traction from midmarket clients across the region, and the increasing contribution of Criteo Sponsored Products, in particular in the fourth quarter of 2017.

Our revenue in the EMEA region increased 22% (or 21% on a constant currency basis) to $809.0 million for 2017 compared to 2016. This was driven by the addition of several new large and midmarket clients across markets in the region and the continued growth of our revenue from existing clients, in particular in the retail and travel verticals, across large and midmarket clients and geographic markets. In 2017, we also significantly expanded the commercial presence of Criteo Sponsored Products in Europe, which contributed to the regional revenue growth.
Our revenue in the Asia-Pacific region increased 22% (or 24% on a constant currency basis) to $497.3 million for 2017 compared to 2016. This was driven by the continued expansion of our business with existing large clients, in particular in Japan, the addition of new clients in the large client and midmarket categories across all Asian markets, and continued solid growth across South-East Asian markets, largely supported by continued growth in in-app inventory .
Additionally, our $2,296.7 million of revenue for 2017 was positively impacted by $4.8 million of currency fluctuations, particularly as a result of the strengthening of the Japanese yen and the British pound partially offset by the depreciation of the Brazilian real and the Euro, compared to the U.S. dollar.
Over 100% of the year-over-year growth in revenue on a constant currency basis was attributable to an increase in the volume of clicks delivered on the advertisements displayed by us.
The release of Apple’s Intelligent Tracking Prevention feature in Apple's Safari browser, or ITP, on September 19, 2017 had a net negative impact on our Revenue ex-TAC in the third and fourth quarters of 2017 of less than $1.0 million and $25 million, respectively. Given the iOS 11 roll out and our coverage of Safari users, we expect Safari's ITP feature will continue to have a net negative impact on Revenue ex-TAC, as reflected in our 2018 projections. Refer to Part II Item 1A. “Risk Factors”.
2016 Compared to 2015
Revenue for 2016 increased $476.0 million, or 36% (or 36% on a constant currency basis), compared to 2015. Excluding the contribution of Criteo Sponsored Products (formerly HookLogic) for the period from November 9, 2016 until December 31, 2016, revenue increased $430.8 million, or 33% (or 32% on a constant currency basis). Excluding Criteo Sponsored Products, revenue from net new clients contributed 35.7% to the global year-over-year revenue growth while revenue from existing clients contributed 64.3% to the global year-over-year revenue growth. This increase in revenue was primarily due to technology improvements, broader access to quality display impressions including new sources of native inventory, and our ability to engage seamlessly with end-customers across desktop and mobile devices, which helped generate more revenue per client, in particular from existing clients. Our continuing ability to convert a large portion of our clients to uncapped budgets continued to be a key driver of the increase in revenue per client.
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
Our revenue in the EMEA region increased 22% (or 26% on a constant currency basis) to $660.5 million for 2016 compared 2015, as we signed several large and midmarket clients across markets in the region and continued to grow our revenue from existing clients across large and midmarket clients and geographic markets.
Our revenue in the Asia-Pacific region increased 48% (or 37% on a constant currency basis) to $407.8 million for 2016 compared to 2015, as we continued to expand our business with new existing clients across the region, in particular in Japan and Korea, and saw continued solid growth across South-East Asian markets.
Additionally, our $1,799.1 million of revenue for 2016 was positively impacted by $5.0 million of currency fluctuations, particularly as a result of the strengthening of the Japanese Yen compared to the U.S. dollar partially offset by the depreciation of the Brazilian real, and the British pound .
Over 100% of this year-over-year growth in revenue on a constant currency basis excluding Criteo Sponsored Products was attributable to an increased volume of clicks delivered on the advertising banners displayed by us.

Cost of Revenue

	Year Ended December 31,			% change
	2015	2016	2017	2015 vs 2016	2016 vs 2017
	(in thousands, except percentages)
Traffic acquisition costs	$(789,152)	$(1,068,911)	$(1,355,556)	35%	27%
Other cost of revenue	(62,201)	(85,260)	(121,641)	37%	43%
Total cost of revenue	$(851,353)	$(1,154,171)	$(1,477,197)	36%	28%
% of revenue	(64)%	(64)%	(64)%
Gross profit %	36%	36%	36%
2017 Compared to 2016
Cost of revenue for 2017 increased $323.0 million, or 28%, compared to 2016. This increase was primarily the result of a $286.6 million, or 27% (or 27% on a constant currency basis), increase in traffic acquisition costs and a $36.4 million, or 43% (or 44% on a constant currency basis), increase in other cost of revenue.
The increase in traffic acquisition costs related primarily to an increase of 29.1% in the total number of impressions we purchased, partly offset by a 1.8% decrease (or 1.9% decrease on a constant currency basis) in the average CPM for inventory purchased. The increase in the volume of purchased impressions reflects our expanding relationships with existing and new publisher partners to support the growth in our client demand for commerce marketing campaigns. The year-over-year decrease in average CPM was driven by a combination of factors, including the effectiveness of our Criteo Direct Bidder, which allows to buy quality inventory directly from large publishers and remove intermediary fees in the process, as well as of the growing share of in-app inventory in our business, which inventory cost tends to be lower than that in the web browser environment.
The increase in other cost of revenue includes a $15.9 million increase in hosting costs, a $15.8 million increase in allocated depreciation and amortization expense and a $4.7 million increase in other cost of sales.
We consider Revenue ex-TAC as a key measure of our business activity. Our strategy focuses on maximizing the growth of our Revenue ex-TAC on an absolute basis over maximizing our near-term gross margin. We believe this focus builds sustainable long-term value for our business by fortifying a number of our competitive strengths, including access to advertising inventory, breadth and depth of data and continuous improvement of the Criteo Engine’s performance, allowing it to deliver more relevant advertisements at scale. As part of this focus, we continue to invest in building relationships with direct publishers and pursue access to leading advertising exchanges. Our performance-based business model provides us with significant control over our level of Revenue ex-TAC margin, which we seek to optimize in order to maximize Revenue ex-TAC growth on an absolute basis in accordance with our strategic focus.
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

Research and Development Expenses

	Year Ended December 31,			% change
	2015	2016	2017	2015 vs 2016	2016 vs 2017
	(in thousands, except percent of revenue)
Research and development expenses	$(86,807)	$(123,649)	$(173,925)	42%	41%
% of revenue	(7)%	(7)%	(8)%
2017 Compared to 2016
Research and development expenses for 2017 increased $50.3 million, or 41%, compared to 2016. This increase was primarily the result of a $40.6 million increase in salaries, bonuses, share-based compensation, and other personnel costs primarily due to a 16% increase in headcount, a $4.7 million increase in subcontracting and other headcount-related costs, a $0.5 million increase in allocated rent and facilities costs, a $6.2m increase in allocated depreciation and amortization expense of assets, a $0.5 million decrease in other costs partially offset by a $1.3 million increase in the French Research Tax Credit.
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
Sales and Operations Expenses

	Year Ended December 31,			% change
	2015	2016	2017	2015 vs 2016	2016 vs 2017

	(in thousands, except percent of revenue)
Sales and operations expenses	$(229,530)	$(282,853)	$(380,649)	23%	35%
% of revenue	(17)%	(16)%	(17)%

2017 Compared to 2016
Sales and operations expenses for 2017 increased $97.8 million, or 35%, compared to 2016. This increase was primarily a result of a $60.4 million increase in salaries, bonuses, share-based compensation, and other personnel-related costs primarily due to the 7% increase in headcount, a $6.6 million increase in subcontracting and other headcount-related costs, a $5.4 million increase in events, a $3.8m in consulting and professional fees, a $12.1 million increase in allocated depreciation and amortization expense, a $3.0 million increase in allocated rent and facilities costs, a $3.1 million increase in provisions for doubtful accounts, and a $3.4 million increase in other expenses mainly related to bad debts and other operating taxes.
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

General and Administrative Expenses

	Year Ended December 31,			% change
	2015	2016	2017	2015 vs 2016	2016 vs 2017
	(in thousands, except percent of revenue)
General and administrative expenses	$(79,145)	$(117,469)	$(127,077)	48%	8%
% of revenue	(6)%	(7)%	(6)%
2017 Compared to 2016
General and administrative expenses for 2017 increased $9.6 million, or 8%, compared to 2016. This increase was primarily a result of a $13.5 million increase in salaries, bonuses, share-based compensation, pension benefits and other personnel-related costs primarily in connection with the 14% increase in headcount, a $0.3 million increase in allocated rent and facilities costs, a $2.4 million increase in allocated depreciation and amortization expense, and a $2.4 million increase in other operating expenses partially offset by a $7.3 million decrease in subcontracting and other headcount-related costs and a $1.6 million decrease in consulting and professional fees, primarily as a result of prior year exceptional expenses related to litigation and business combinations.
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
Financial Income (Expense)

	Year Ended December 31,			% change
	2015	2016	2017	2015 vs 2016	2016 vs 2017
	(in thousands, except percent of revenue)
Financial income (expense)	$(4,541)	$(546)	$(9,534)	(88)%	1,646%
% of revenue	(0.3)%	—%	(0.4)%
2017 Compared to 2016
Financial income (expense) for 2017 decreased by $(9.0) million, or 1,646% compared to 2016. The $9.5 million financial expense for the period ended December 31, 2017 resulted from the interest incurred as a result of the $75.0 million drawn on the revolving credit facility entered into in September 2015 (as amended in March 2017) and the hedging cost related to an intra-group position between Criteo S.A. and its U.S. subsidiary, both in the context of the funding of the HookLogic acquisition in November 2016, as well as the non-utilization fees incurred as part of our available RCF financing. At December 31, 2017, our exposure to foreign currency risk is centralized at Criteo S.A. and hedged using foreign currency swaps or forward purchases or sales of foreign currencies.
2016 Compared to 2015
Financial income (expense) for 2016 increased by $4.0 million, or (88)% compared to 2015. The $0.5 million financial expense for the period ended December 31, 2016 resulted from the interest incurred from drawing $75.0 million on the General RCF to partially fund the HookLogic acquisition in November 2016, the negative impact of foreign exchange reevaluations and related hedging mainly recorded during the first quarter, partially offset by the foreign exchange gain realized on the hedging of the U.S. dollar denominated consideration paid for the HookLogic acquisition. At December 31, 2016, our exposure to foreign currency risk is centralized at Criteo S.A. and hedged using foreign currency swaps or forward purchases or sales of foreign currencies.

Provision for Income Taxes

	Year Ended December 31,			% change
	2015	2016	2017	2015 vs 2016	2016 vs 2017
	(in thousands, except percent information)
Provision for income taxes	$(9,517)	$(33,129)	$(31,651)	248%	(4)%
% of revenue	(1)%	(2)%	(1)%
Effective tax rate	13.3%	27.5%	24.7%
2017 Compared to 2016
The provision for income taxes for 2017 decreased by $(1.5) million, or 4%, compared to 2016. The annual effective tax rate for 2017 was 24.7%, compared to an annual effective tax rate of 27.5% for 2016. Generally, the annual effective tax rates differ from statutory rates primarily due to the impact of the domestic tax deduction applicable to technology royalty income we received from our subsidiaries, differences in tax rates in foreign jurisdictions, tax loss carryforwards in certain of our foreign subsidiaries and equity awards compensation expense.
In 2017, our income before taxes increased by $7.9 million to $128.3 million, compared to 2016, generating a $44.2 million theoretical income tax expense at a nominal standard French tax rate of 34.43%. This theoretical tax expense is impacted primarily by the following items contributing to a $31.6 million effective tax expense and a 24.7% effective tax rate: $14.4 million of deferred tax assets on which we recognized a valuation allowance mainly related to Criteo Ltd, Criteo Corp., Criteo Pty (Australia) and Criteo Advertising (Beijing) Co. Ltd tax losses, $11.9 million in taxes related to our equity awards compensation expense, for which no deferred taxes are recognized, $2.9 million related to the French business tax Cotisation sur la Valeur Ajoutée des Entreprises, or “CVAE”, $13.1 million relating to the decrease of the American federal income tax rate on deferred tax assets positions offset by $6.4 million relating to deferred tax liabilities recognized on Hooklogic intangible assets transferred from Criteo Corp. to Criteo entities at local income tax rates, a $11.3 million tax deduction on share options exercised during the period by U.K. and U.S. residents, a $29.4 million tax deduction resulting from technology royalty income we received from our subsidiaries, $4.6 million Criteo Corp. Research and Development tax credit and the recognition or reversal of valuation allowance on deferred tax assets for $4.9 million (mainly for Criteo Brazil.) and a $1.8 million relating to other tax adjustments. Please see Note 20 to our audited consolidated financial statements for more detailed information on the provision for income taxes.
Amounts recognized in our consolidated financial statements are calculated at the level of each subsidiary within our consolidated financial statements. As at December 31, 2017, the valuation allowance against deferred tax assets amounted to $35.1 million. It mainly related to Criteo Corp including Hooklogic ($14.7 million), Criteo Ltd ($6.3 million), Criteo China ($6.6 million) and Criteo France ($3.0 million).
2016 Compared to 2015
The provision for income taxes for 2016 increased by $(23.6) million, or (248)%, compared to 2015. The annual effective tax rate for 2016 was 27.5%, compared to an annual effective tax rate of 13.3% for 2015. Generally, the annual effective tax rates differ from statutory rates primarily due to the impact of the domestic tax deduction applicable to technology royalty income we received from our subsidiaries, differences in tax rates in foreign jurisdictions, tax loss carryforwards in certain of our foreign subsidiaries and equity awards compensation expense.
In 2016, our income before taxes increased by $48.7 million to $120.5 million, compared to 2015, generating a $41.5 million theoretical income tax expense at a nominal standard French tax rate of 34.43%. This theoretical tax expense is impacted primarily by the following items contributing to a $33.1 million effective tax expense and a 27.5% effective tax rate: $7.8 million of deferred tax assets on which we recognized a valuation allowance mainly related to Criteo Ltd, Criteo Singapore Pte. Ltd (United Kingdom), Criteo Pty (Australia) and Criteo Advertising (Beijing) Co. Ltd tax losses, $13.8 million in taxes related to our equity awards compensation expense, for which no deferred taxes are recognized, $3.2 million related to the French business tax Cotisation sur la Valeur Ajoutée des Entreprises, or “CVAE”, offset by a $4.8 million tax deduction on share options exercised during the period by U.K. and U.S. residents, a $20.0 million tax deduction resulting from technology royalty income we received from our subsidiaries and the recognition or reversal of valuation allowance on deferred tax assets for $13.4 million (mainly for Criteo Corp.). Please see note 20 to our audited consolidated financial statements for more detailed information on the provision for income taxes.

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
Net Income

	Year Ended December 31,			% change
	2015	2016	2017	2015 vs 2016	2016 vs 2017
	(in thousands, except percent of revenue)
Net income	$62,276	$87,329	$96,659	40%	11%
% of revenue	5%	5%	4%

2017 Compared to 2016
Net income for 2017 increased $9.3 million, or 11% compared to 2016. This increase was the result of the factors discussed above, in particular a $16.8 million increase in income from operations and a $9.0 million decrease in financial income (expense) offset by a $1.5 million increase in provision for income taxes compared to 2016.
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

		Year Ended December 31,
	Region	2015	2016	2017
		(in thousands)
Revenue	Americas	$505,653	$730,873	$990,424
	EMEA	541,105	660,523	808,961
	Asia-Pacific	276,411	407,750	497,307
	Total	$1,323,169	$1,799,146	$2,296,692
Traffic acquisition costs	Americas	$(308,427)	$(451,774)	$(619,393)
	EMEA	(313,928)	(373,664)	(450,297)
	Asia-Pacific	(166,797)	(243,473)	(285,866)
	Total	$(789,152)	$(1,068,911)	$(1,355,556)
Revenue ex-TAC (1)	Americas	$197,226	$279,099	$371,031
	EMEA	227,177	286,859	358,664
	Asia-Pacific	109,614	164,277	211,441
	Total	$534,017	$730,235	$941,136
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

	Year Ended December 31,			% change
	2015	2016	2017	2015 vs 2016	2016 vs 2017
	(in thousands)
Revenue as reported	$1,323,169	$1,799,146	$2,296,692	36%	28%
Conversion impact U.S. dollar/other currencies	152,061	(5,022)	(4,809)
Revenue at constant currency	$1,475,230	$1,794,124	$2,291,883	36%	27%

Traffic acquisition costs as reported	$(789,152)	$(1,068,911)	$(1,355,556)	35%	27%
Conversion impact U.S. dollar/other currencies	(90,002)	3,852	2,186
Traffic acquisition cost at constant currency	$(879,154)	$(1,065,059)	$(1,353,370)	35%	27%

Revenue ex-TAC as reported	$534,017	$730,235	$941,136	37%	29%
Conversion impact U.S. dollar/other currencies	62,059	(1,170)	(2,624)
Revenue ex-TAC at constant currency	$596,076	$729,065	$938,512	37%	29%

Other cost of revenue as reported	$(62,201)	$(85,260)	$(121,641)	37%	43%
Conversion impact U.S. dollar/other currencies	(4,589)	(40)	(990)
Other cost of revenue at constant currency	$(66,790)	$(85,300)	$(122,631)	37%	44%

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

	Three Months Ended
	March 31, 2016	June 30, 2016	September 30, 2016	December 31, 2016	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017
	(in thousands) (unaudited)
Consolidated Statements of Income Data:
Revenue	$401,253	$407,201	$423,867	$566,825	$516,667	$542,022	$563,973	$674,031
Cost of revenue (1)
Traffic acquisition costs	(238,755)	(240,969)	(247,310)	(341,877)	(306,693)	(322,200)	(329,576)	(397,087)
Other cost of revenue	(18,338)	(20,279)	(22,332)	(24,309)	(27,155)	(32,808)	(29,951)	(31,727)
Gross profit	144,160	145,953	154,225	200,639	182,819	187,014	204,446	245,217
Operating expenses (1):
Research and development expenses	(27,162)	(30,235)	(30,701)	(35,552)	(39,521)	(43,611)	(43,860)	(46,933)
Sales and operations expenses	(64,473)	(69,225)	(68,164)	(80,991)	(90,730)	(97,900)	(95,184)	(96,834)
General and administrative expenses	(24,737)	(28,610)	(32,492)	(31,630)	(31,516)	(32,239)	(32,389)	(30,934)
Total operating expenses	(116,372)	(128,070)	(131,357)	(148,173)	(161,767)	(173,750)	(171,433)	(174,701)
Income from operations	27,788	17,883	22,868	52,466	21,052	13,264	33,013	70,516
Financial income (expense)	(1,317)	(94)	(570)	1,435	(2,333)	(2,094)	(2,886)	(2,221)
Income before taxes	26,471	17,789	22,298	53,901	18,719	11,170	30,127	68,295
Provision for income taxes	(7,944)	(4,450)	(7,574)	(13,161)	(4,201)	(3,665)	(7,858)	(15,927)
Net income	$18,527	$13,339	$14,724	$40,740	$14,518	$7,505	$22,269	$52,368
Net income available to shareholders of Criteo S.A.	17,131	12,200	13,539	39,403	12,442	5,970	19,774	53,030
Other Financial Data:
Revenue ex-TAC (2)	$162,498	$166,232	$176,557	$224,948	$209,974	$219,822	$234,397	$276,944
Adjusted EBITDA (3)	$48,843	$39,201	$53,532	$82,995	$56,454	$54,086	$79,116	$119,928
(1) Cost of revenue and operating expenses include equity awards compensation expense, pension service costs, depreciation and amortization expense and acquisition-related costs and deferred price consideration as follows:

	Three Months Ended
	March 31, 2016	June 30, 2016	September 30, 2016	December 31, 2016	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017
	(in thousands) (unaudited)
Equity awards compensation expense
Research and development expenses	$2,402	$2,179	$4,667	$2,860	$3,916	$4,461	$6,361	$6,355
Sales and operations expenses	3,390	2,488	5,143	5,816	6,710	6,401	9,897	8,377
General and administrative expenses	2,578	3,028	4,155	4,553	4,314	4,056	5,770	5,732
Total equity awards compensation expense (a)	$8,370	$7,695	$13,965	$13,229	$14,940	$14,918	$22,028	$20,464

Pension service costs
Research and development expenses	$52	$53	$55	$52	$146	$151	$161	$162
Sales and operations expenses	34	35	38	37	59	60	65	63
General and administrative expenses	43	43	39	44	85	88	94	96
Total pension service costs	$129	$131	$132	$133	$290	$299	$320	$321

Depreciation and amortization expense
Cost of revenue	$8,220	$9,220	$10,407	$10,623	$11,091	$13,003	$14,320	$15,575
Research and development expenses	2,007	1,457	1,640	2,106	2,944	3,092	2,822	2,369
Sales and operations expenses	1,771	2,019	1,813	2,153	4,961	4,925	5,102	4,856
General and administrative expenses	518	604	911	1,308	1,171	1,286	1,511	1,770
Total depreciation and amortization expense	$12,516	$13,300	$14,771	$16,190	$20,167	$22,306	$23,755	$24,570

Acquisition-related costs
General and administrative expenses	$—	$148	$1,793	$980	$6	$—	$—	$—
Total depreciation and amortization expense	$—	$148	$1,793	$980	$6	$—	$—	$—
Acquisition-related deferred price consideration
Research and development expenses	$40	$44	$3	$(3)	$—	$—	$—	$—
Sales and operations expenses	—	—	—	—	—	—	—	—
General and administrative expenses	—	—	—	—	—	—	—	—
Total acquisition-related deferred price consideration	$40	$44	$3	$(3)	$—	$—	$—	$—
Restructuring
Cost of revenue	$—	$—	$—	$—	$—	$2,497	$—	$—
Research and development expenses								2,911
Sales and operations expenses	—	—	—	—	—	690	—	1,135
General and administrative expenses	—	—	—	—	—	112	—	11
Total restructuring	$—	$—	$—	$—	$—	$3,299	$—	$4,057
(a) Excludes $0.7 million disclosed as restructuring costs for the three months ended December 31, 2017.

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

	Three Months Ended
	March 31, 2016	June 30, 2016	September 30, 2016	December 31, 2016	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017
	(in thousands) (unaudited)
Reconciliation of Revenue ex-TAC to Revenue:
Revenue	$401,253	$407,201	$423,867	$566,825	$516,667	$542,022	$563,973	$674,031
Adjustment:
Traffic acquisition costs	(238,755)	(240,969)	(247,310)	(341,877)	(306,693)	(322,200)	(329,576)	(397,087)
Revenue ex-TAC	$162,498	$166,232	$176,557	$224,948	$209,974	$219,822	$234,397	$276,944

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

	Three Months Ended
	March 31, 2016	June 30, 2016	September 30, 2016	December 31, 2016	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017
	(in thousands) (unaudited)
Reconciliation of Adjusted EBITDA to Net Income:
Net Income	$18,527	$13,339	$14,724	$40,740	$14,518	$7,505	$22,269	$52,368
Adjustments:
Financial (income) expense	1,317	94	570	(1,435)	2,333	2,094	2,886	2,221
Provision for income taxes	7,944	4,450	7,574	13,161	4,201	3,665	7,858	15,927
Equity awards compensation expense (a)	8,370	7,695	13,965	13,229	14,940	14,918	22,028	20,464
Pension service costs	129	131	132	133	290	299	320	321
Depreciation and amortization expense	12,516	13,300	14,771	16,190	20,167	22,306	23,755	24,570
Acquisition-related costs	—	148	1,793	980	6	—	—	—
Acquisition-related deferred price consideration	40	44	3	(3)	—	—	—	—
Restructuring costs	—	—	—	—	—	3,299	—	4,057
Total net adjustments	30,316	25,862	38,808	42,255	41,936	46,581	56,847	67,560
Adjusted EBITDA	$48,843	$39,201	$53,532	$82,995	$56,454	$54,086	$79,116	$119,928
(a) Excludes $0.7 million disclosed as restructuring costs for the three months ended December 31, 2017.

	Three Months Ended
	March 31, 2016	June 30, 2016	September 30, 2016	December 31, 2016	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017
	(as a percentage of revenue) (unaudited)
Statements of Operations Data:
Revenue	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of revenue
Traffic acquisition costs	(59.5)	(59.2)	(58.3)	(60.3)	(59.4)	(59.4)	(58.4)	(58.9)
Other cost of revenue	(4.6)	(5.0)	(5.3)	(4.3)	(5.3)	(6.1)	(5.3)	(4.7)
Gross profit	35.9	35.8	36.4	35.4	35.4	34.5	36.3	36.4
Operating expenses:
Research and development expenses	(6.8)	(7.4)	(7.2)	(6.3)	(7.6)	(8.0)	(7.8)	(7.0)
Sales and operations expenses	(16.1)	(17.0)	(16.1)	(14.3)	(17.6)	(18.1)	(16.9)	(14.4)
General and administrative expenses	(6.2)	(7.0)	(7.7)	(5.6)	(6.1)	(5.9)	(5.7)	(4.6)
Total operating expenses	(29.0)	(31.5)	(31.0)	(26.1)	(31.3)	(32.1)	(30.4)	(25.9)
Income from operations	6.9	4.4	5.4	9.3	4.1	2.4	5.9	10.5
Financial income (expense)	(0.3)	—	(0.1)	0.3	(0.5)	(0.4)	(0.5)	(0.3)
Income before taxes	6.6	4.4	5.3	9.5	3.6	2.1	5.3	10.1
Provision for income taxes	(2.0)	(1.1)	(1.8)	(2.3)	(0.8)	(0.7)	(1.4)	(2.4)
Net income	4.6%	3.3%	3.5%	7.2%	2.8%	1.4%	3.9%	7.8%
Net income available to shareholders of Criteo S.A.	4.3%	3.0%	3.2%	7.0%	2.4%	1.1%	3.5%	7.9%

Other Financial Data:
Revenue ex-TAC	40.5%	40.8%	41.7%	39.7%	40.6%	40.6%	41.6%	41.1%
Adjusted EBITDA	12.2%	9.6%	12.6%	14.6%	10.9%	10.0%	14.0%	17.8%

B.	Liquidity and Capital Resources.
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
The $9.5 million financial expense for the period ended December 31, 2017 resulted from the interest incurred as a result of the $75.0 million drawn on the revolving credit facility entered into in September 2015 (as amended in March 2017) and the hedging cost related to an intra-group position between Criteo S.A. and its U.S. subsidiary, both in the context of the funding of the HookLogic acquisition in November 2016, as well as the non-utilization fees incurred as part of our available RCF financing.
Since 2013, the Company has had a foreign currency risk management policy in place. At December 31, 2017, our exposure to foreign currency risk was centralized at Criteo S.A. and hedged using foreign currency swaps or forward purchases or sales of foreign currencies.

Foreign Currency Risk
A 10% increase or decrease of the British pound, the euro, the Japanese yen or the Brazilian rreal against the U.S. dollar would have impacted the Consolidated Statements of Income including non-controlling interests as follows:

	Year Ended December 31,
	2015		2016		2017
	(in thousands)
GBP/USD	+10%	-10%	+10%	-10%	+10%	-10%
Net income impact	$14	$(14)	$(8)	$8	$(707)	$707

	Year Ended December 31,
	2015		2016		2017
	(in thousands)
BRL/USD	+10%	-10%	+10%	-10%	+10%	-10%
Net income impact	$(788)	$788	$412	$(412)	$1,236	$(1,236)

	Year Ended December 31,
	2015		2016		2017
	(in thousands)
JPY/USD	+10%	-10%	+10%	-10%	+10%	-10%
Net income impact	$529	$(529)	$982	$(982)	$970	$(970)

	Year Ended December 31,
	2015		2016		2017
	(in thousands)
EUR/USD	+10%	-10%	+10%	-10%	+10%	-10%
Net income impact	$5,794	$(5,794)	$7,785	$(7,785)	$13,047	$(13,047)
Counterparty Risk
As of December 31, 2017, we show a positive net cash position. Since 2012, we utilize a cash pooling arrangement, reinforcing cash management centralization. Investment and financing decisions are carried out by our internal central treasury function. We only deal with counterparties with high credit ratings. In addition, under our Investment and Risk Management Policy, our central treasury function ensures a balanced distribution between counterparties of the investments, no matter the rating of such counterparty.

Liquidity Risk

	Year Ended December 31, 2016
	Carrying value	Contractual cash flows	Less than 1 year	1 to 5 years	5 years +
	(in thousands)
Trade payables	$365,788	$365,788	$365,788	$—	$—
Other taxes	44,831	44,831	44,831	—	—
Employee - related payables	55,874	55,874	55,874	—	—
Other current liabilities	30,221	30,221	30,221	—	—
Financial liabilities	85,580	93,422	10,208	83,214	—
Operating lease arrangements	—	291,139	88,811	152,777	49,551
Total	$582,294	$881,275	$595,733	$235,991	$49,551

	Year Ended December 31, 2017
	Carrying value	Contractual cash flows	Less than 1 year	1 to 5 years	5 years +
	(in thousands)
Trade payables	$417,032	$417,032	$417,032	$—	$—
Other taxes	58,783	58,783	58,783	—	—
Employee - related payables	66,219	66,219	66,219	—	—
Other current liabilities	65,677	65,677	65,677	—	—
Financial liabilities	3,657	3,849	1,570	2,279	—
Operating lease arrangements	—	273,520	92,520	139,504	41,496
Total	$611,368	$885,080	$701,801	$141,783	$41,496
Working Capital
The following table summarizes our cash, cash equivalents and short-term investments, accounts receivable and working capital for the periods indicated:

	Year Ended December 31,
	2016	2017

Cash flows provided by operating activities	$153,469	$245,458
Trade receivables, net of allowances	$397,244	$484,101
Working capital (current assets less current liabilities)	$222,793	$370,762
Our cash and cash equivalents at December 31, 2017 were held for working capital and general corporate purposes, which could include acquisitions. The increase in cash and cash equivalents compared with December 31, 2016, primarily resulted from $245.5 million in cash flows from operating activities partially offset by $106.3 million in cash flows used for investing activities over the period and by $29.5 million used for financing activities.
In addition, the cash flows were also positively impacted by a $34.1 million change in foreign exchange rates on our cash position over the period. We do not enter into investments for trading or speculative purposes.

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
We are party to a loan agreement and several revolving credit facilities, or RCFs, with third-party financial institutions. Our loan and RCF agreements as of December 31, 2017 are presented in the table below:

	Nominal/ Authorized amounts	Amount drawn as of December 31, 2017 (RCF only)
Nature	(in thousands)	(in thousands)	Interest rate	Settlement date

Central loan agreements
BPI Loan
February 20, 2014	€3,000	N/A	Fixed: 2.09%	May 31, 2021
Central RCF
Bank Syndicate
September 24, 2015	€350,000	$—	Floating rate: EURIBOR / LIBOR + margin depending on leverage ratio	March 29, 2022
In September 2015, Criteo entered into the General RCF for general corporate purposes, including acquisitions, for a maximum amount of €250 million ($299.8 million), with a bank syndicate composed of Natixis (coordinator and documentation agent), Le Credit Lyonnais ("LCL") (facility agent), HSBC France, Société Générale Corporate & Investment Banking and BNP Paribas (each acting individually as book runners and mandated lead arrangers). In 2017, this agreement was amended by, among other things, increasing the amount of facility from €250.0 million ($299.8 million) to €350.0 million ($419.8 million) and extending the term of the contract from 2020 to 2022. This multi-currency revolving credit facility bears interest rate at Euribor or the relevant Libor plus a margin to be adjusted on the basis of the leverage ratio. As of December 31, 2016, $75.0 million had been drawn. This amount was re-paid in full during the second quarter of 2017 resulting in a nil balance as of December 31, 2017.
In February 2014, we entered into a loan agreement with Bpifrance Financement (French Public Investment Bank) to support our development. This is a fixed rate seven-year term loan for €3.0 million ($3.6 million) which is to be amortized quarterly after a two-year grace period. As of December 31, 2017, the amount outstanding was €2.1 million ($2.5 million).
In October 2014, and as amended in May 2015, we entered into a revolving loan facility with HSBC to support the development of our Chinese subsidiary for a total amount RMB 40.0 million ($5.8 million). In 2017, this agreement was amended to increase the amount of the facility to RMB 50.0 million ($7.7 million). Interest is determined at a rate equal to the benchmark lending rate effective on the loan draw down date promulgated by the People’s Bank of China with a 10% mark up and payable when the loan matures. At December 31, 2016 RMB 30 million ($4.3 million) had been drawn. The facility reached maturity in December 2017, and the outstanding amount was paid in full resulting in a nil balance as of December 31, 2017.

All of these loans and revolving credit facilities are unsecured and contain customary events of default but do not contain any affirmative, financial or negative covenants, with the exception of the September 2015 revolving credit facility which contains covenants, including compliance with a total net debt to adjusted EBITDA ratio and restrictions on the incurrence of additional indebtedness. At December 31, 2017, we were in compliance with the required leverage ratio.
We are also party to short-term credit lines and overdraft facilities with HSBC plc and LCL. We are authorized to draw up to a maximum of €14.5 million ($17.4 million) in the aggregate under the short-term credit lines and overdraft facilities. As of December 31, 2017, we had not drawn on either of these facilities. Any loans or overdrafts under these short-term facilities bear interest based on the one month EURIBOR rate or three month EURIBOR rate. As these facilities are exclusively short-term credit and overdraft facilities, our banks have the ability to terminate such facilities on short notice.
Operating and Capital Expenditure Requirements
In 2015, 2016 and 2017, our actual capital expenditures were $74.5 million, $77.4 million and $108.5 million, respectively, primarily related to the acquisition of data center and server equipment, fit out of new offices and internal IT systems. We expect our capital expenditures to remain at the level of approximately 5% of revenue for 2018, as we plan to continue to build and maintain additional data center equipment capacity in all regions and significantly increase our redundancy capacity to strengthen our infrastructure.
As part of our strategy to build upon our market and technology leadership, in November 2016, we acquired all of the outstanding shares of HookLogic. The total consideration paid in 2016 was $250.1 million in initial cash consideration. The final purchase price was $249.0 million following a working capital adjustment in 2017. The acquisition was financed by (i) a $75.0 million amount drawn on the General RCF and (ii) a $175.1 million amount financed by the available cash resources.
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

Historical Cash Flows
The following table sets forth our cash flows for 2015, 2016 and 2017:

	Year Ended December 31,
	2015	2016	2017
	(in thousands)

Cash flows provided by operating activities	$137,150	$153,469	$245,458
Cash used in investing activities	(101,633)	(312,763)	(106,253)
Cash from financing activities	$7,811	$90,570	$(29,468)
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
In 2017, net cash flows provided by operating activities were $245.5 million and consisted of net income of $96.7 million and $212.3 million in adjustments for non-cash and non-operating items partially offset by $7.1 million of cash flows used for working capital and $56.4 million of income taxes paid during 2017. Adjustments for non-cash and non-operating items primarily consisted of depreciation and amortization expense of $104.0 million, equity awards compensation expense of $71.6 million, accrued income taxes of $44.9 million, a net gain on disposal of non-current assets of $0.8 million, reclassification of the cash impact of the settlement of hedging derivatives to financing activities of $4.1 million, partially offset by $13.3 million of changes in deferred tax assets. The $7.1 million decrease in cash resulting from changes in working capital primarily consisted of $76.9 million increase in accounts receivable and $3.4 million increase in other current assets (including prepaid expenses and VAT receivables) driven by increased revenue during the year and, to a lesser extent, an increase in office rental advance payments. This was partially offset by an $32.9 million increase in accounts payable and $40.3 million increase in accrued expenses such as payroll and payroll related expenses and VAT payables, explained primarily by an increase in traffic acquisition costs, and an increase in accrued payroll and payroll-related expenses resulting from an increase in the number of our employees.
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

In 2015 net cash flows provided by operating activities were $137.2 million and consisted of net income of $62.3 million, $78.4 million in adjustments for non-cash and non-operating items and $15.2 million of cash provided by working capital, partially offset by $18.8 million of income taxes paid during 2015. Adjustments for non-cash and non-operating items primarily consisted of depreciation and amortization expense of $47.1 million, equity awards compensation expense of $24.0 million and $25.2 million of accrued income taxes, partially offset by $15.7 million of changes in deferred tax assets and $2.1 million of changes in non-current assets. The $15.2 million increase in cash resulting from changes in working capital primarily consisted of a $100.0 million increase in accounts payable and a $22.7 million increase in accrued expenses such as payroll and payroll-related expenses and VAT payables, driven primarily by an increase in traffic acquisition costs, and an increase in accrued payroll and payroll related expenses resulting from an increase in the number of our employees. This was partially offset by an increase in accounts receivable resulting in a decrease in cash flow of $83.4 million primarily driven by increased revenue during the year as we continue to expand our operations.
Prepaid expenses, VAT receivables, and other current assets also increased by $24.1 million, primarily as the result of an increase in our revenue and to a lesser extent, an increase in office rental advance payments.
Investing Activities
Our investing activities to date have consisted primarily of purchases of property and equipment and acquisitions.
In 2017, net cash flows used in investing activities were $106.3 million and consisted of $108.5 million for purchases of property and equipment, partially offset by $1.1 million related to change in acquisition price of Hooklogic due to the working capital adjustment and $1.1 million of lease deposits refunds.
In 2016, net cash flows used in investing activities were $312.8 million and consisted of $77.4 million for purchases of property and equipment, $235.5 million related to the Hooklogic and Monsieur Drive acquisitions and $0.2 million of bank deposits or lease deposits related to new premises.
In 2015, net cash flows used in investing activities were $101.6 million and consisted of $74.5 million for purchases of property and equipment, $20.5 million related to the DataPop acquisition and Tedemis earn-out and $6.6 million of bank deposits or lease deposits related to new premises.
Financing Activities
In 2017, net cash used in financing activities was $29.5 million resulting from $3.7 million of the drawing on the China RCF, $32.0 million from proceeds of share option exercises and $24.6 million of changes in other financial liabilities relating to the cash impact of the settlement of hedging derivatives, offset by $89.7 million for the repayment of drawings on the General RCF used in the context of the acquisition of HookLogic in 2016 and on the China RCF.
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
We invest substantial resources in research and development to enhance our solution and technology infrastructure, develop new features, conduct quality assurance testing and improve our core technology. Our engineering group is primarily located in research and development centers in Paris, France, Palo Alto, California and Ann Arbor, Michigan. We expect to continue to expand the capabilities of our technology in the future and to invest significantly in continued research and development efforts. We had 701 employees primarily engaged in research and development at December 31, 2017. Research and development expense totaled $86.8 million, $123.6 million and $173.9 million for 2015, 2016 and 2017, respectively.

D.	Trend Information.
Key Metrics
We review three key metrics to help us monitor the performance of our business and to identify trends affecting our business. These key metrics include number of clients, Revenue ex-TAC, and Adjusted EBITDA. We believe these metrics are useful to understanding the underlying trends in our business. The following table summarizes our key metrics for 2015, 2016 and 2017.

	Year Ended December 31,
	2015	2016	2017
	(in thousands, except number of clients)

Number of clients	10,198	14,468	18,118
Revenue ex-TAC	$534,017	$730,235	$941,136
Adjusted EBITDA	$143,435	$224,572	$309,584
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
We believe that our ability to increase the number of clients is an important indicator of our ability to grow revenue over time. While our client count has increased over time, this metric can also fluctuate from quarter to quarter due to the seasonal trends in advertising spend of clients and the timing and amount of revenue contribution from new clients. In addition, over time we have added an increasing number of midmarket clients that generate a lower revenue per client than large clients on average, and may continue to add a significant number of midmarket clients in the future. Therefore, there is not necessarily a direct correlation between a change in clients in a particular period and an increase or decrease in our revenue.

Revenue ex-TAC
We consider Revenue ex-TAC as a key measure of our business activity. Our traffic acquisition costs primarily consist of purchases of impressions from publishers on a CPM basis.
Our management views our Revenue ex-TAC as a key measure to evaluate, plan and make decisions on our business activities and sales performance. In particular, we believe that the elimination of TAC from revenue can provide a useful measure for period-to-period comparisons of our business. Accordingly, we believe that Revenue ex-TAC provides useful information to investors and others in understanding and evaluating our results of operations in the same manner as our management and board of directors. Revenue ex-TAC is not a measure calculated in accordance with U.S. GAAP. Please see footnote 3 to the "Other Financial and Operating Data" table in "Item 6. Selected Financial Data" in this Form 10-K for a discussion of the limitations of Revenue ex-TAC and a reconciliation of Revenue ex-TAC to revenue, the most comparable U.S. GAAP measure, for 2013, 2014, 2015, 2016 and 2017.
Adjusted EBITDA
Adjusted EBITDA represents our consolidated earnings before financial income (expense), income taxes, depreciation and amortization, adjusted to eliminate the impact of equity awards compensation expense, pension service costs, restructuring costs and acquisition-related costs and deferred price consideration. Adjusted EBITDA is a key measure used by management to evaluate operating performance, generate future operating plans and make strategic decisions regarding the allocation of capital. In particular, we believe that the elimination of equity awards compensation expense, pension service costs, restructuring costs and acquisition-related costs and deferred price consideration in calculating Adjusted EBITDA can provide a useful measure for period-to-period comparisons of our business.
Accordingly, we believe that Adjusted EBITDA provides useful information to investors and others in understanding and evaluating our results of operations in the same manner as our management and board of directors. Adjusted EBITDA is not a measure calculated in accordance with U.S. GAAP. Please see footnote 5 to the "Other Financial and Operating Data" table in "Item 6. Selected Financial Data" in this Form 10-K for a discussion of the limitations of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to net income, the most comparable U.S. GAAP measure, for 2013, 2014, 2015, 2016 and 2017.
Highlights and Trends
Revenue
Our revenue for 2017 was $2,296.7 million, a 28% increase over 2016 (or 27% on a constant currency basis). The increase in revenue in 2017 was primarily driven by the expansion of our business with existing clients across all regions, as well as the addition of new clients across all our markets, including a mix of large and midmarket clients. Our revenue growth was balanced from a geographic standpoint, with the Americas, Asia-Pacific and EMEA growing revenue 36% (or 35% on a constant currency basis), 22% (or 24% on a constant currency basis) and 22% (or 21% on a constant currency basis), respectively, for 2017 over 2016.
We believe the expansion of our business with existing clients as well as the addition of new clients have both been significant contributors to our historical growth. As a result, we believe significant opportunities exist for us to continue to grow our business. Specifically, we believe that continued investment in technology innovation and data, the continued development of Criteo Shopper Graph, the development of new products addressing broader marketing objectives, a broader supply of quality inventory across publishers, the expansion of our client base across commerce and brands verticals, the addition of new clients across categories, in particular in the midmarket, and a higher penetration of existing and new geographic markets, will fuel our future growth. However, because of external factors and other factors, we may not be able to maintain our current growth rates.

Revenue ex-TAC
We are focused on maximizing our Revenue ex-TAC on an absolute basis. We believe this focus builds sustainable long-term value for our business by fortifying a number of our competitive strengths, including access to Display Advertising inventory, breadth and depth of data and continuous improvement of the Criteo Engine’s performance, allowing us to deliver more relevant advertisements at scale. As part of this focus we are continuing to invest in building relationships with direct publishers, including with ecommerce retailers, and increasing access to leading advertising exchanges, which includes purchasing advertising inventory that may have lower margins on an individual impression basis, but generates incremental Revenue ex-TAC. We believe this strategy maximizes the growth of our Revenue ex-TAC on an absolute basis and strengthens our market position. As a result, we expect our traffic acquisition costs to continue to increase on an absolute basis as we continue to grow our revenue. However, our traffic acquisition costs might also increase as a percentage of revenue as we continue to invest in building liquidity and long-term value for clients and publishers over optimizing near-term gross margins.
Our Revenue ex-TAC for 2017 was $941.1 million, a 29% increase over 2016 (or 29% on a constant currency basis). This increase was driven by the expansion of our business with existing clients across all regions, as well as the addition of new clients across all our markets, including a mix of large and midmarket clients. In particular, Revenue ex-TAC increased by 33% (or 32% on a constant currency basis) in the Americas for 2017 compared to 2016, as we added new large clients, continued to grow revenue from existing large clients, saw continued strong traction from midmarket clients across the region, and benefited from the growing contribution of Criteo Sponsored Products through the year. In the Asia-Pacific region, Revenue ex-TAC increased by 29% (or 31% on a constant currency basis) for 2017 compared to 2016, as we continued to expand our business with existing large clients across the region, in particular in Japan and Korea, expanded our midmarket presence in Japan and other markets, and saw continued solid growth across South-East Asian markets. In addition, Revenue ex-TAC increased by 25% (or 24% on a constant currency basis) in EMEA for 2017 compared to 2016, as we continued to expand our business with existing large clients, added several large and midmarket clients across all markets in the region and benefited from the early commercial deployment of Criteo Sponsored Products in the region.

Adjusted EBITDA
Our Adjusted EBITDA for 2017 was $309.6 million, a 38% increase over 2016. Our increase in Adjusted EBITDA for 2017 compared to 2016 was primarily the result of the 29% growth in Revenue ex-TAC over the period. This increase in Adjusted EBITDA was achieved despite continued strong investments in 2017, in particular in hosting costs, research and development expenses and sales and operations expenses, and more selective investments in general and administrative expenses, as we continued to scale our infrastructure and organization to support future growth. In the short-term, we expect to continue to invest, although more selectively, in our resources, in particular in research and development, and to continue to increase productivity of our existing resources. As a result of these increased investments, we anticipate a moderate and temporary decrease in Adjusted EBITDA in 2018. Over time, we expect Adjusted EBITDA to increase as a percentage of our Revenue ex-TAC, as we benefit from a larger scale and operating leverage.
Adjusted EBITDA is not a measure calculated in accordance with U.S. GAAP. Please see footnote 5 to the "Other Financial and Operating Data" table in "Item 6. Selected Financial Data" in this Form 10-K for a discussion of the limitations of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to net income, the most comparable U.S. GAAP measure.
Number of Clients
Since our inception, we have significantly grown the number of clients with which we do business. Our base of clients increased to more than 18,000 at December 31, 2017, a 25% increase over December 31, 2016. This growth in our number of clients has been driven by a number of factors, including our global footprint and our commercial expansion in existing markets, our continued development of large clients in the retail, travel and classifieds industry verticals, our strong commercial success with midmarket clients and our penetration into the consumer brand vertical through Criteo Sponsored Products. We believe that our ability to increase our number of clients is a leading indicator of our ability to grow revenue over time. We expect to continue to focus our attention and investment on further growing our client base across all regions, client categories and verticals. While we intend to grow our client base across all categories, we expect midmarket customers to continue to increase their contribution in the mix of our total revenue.

Client Retention
We believe our ability to retain and grow revenue from our existing clients is a useful indicator of the stability of our revenue base and the long-term value of our client relationships. Our technology is designed to enable clients to efficiently and effectively engage and convert consumers through highly targeted and personalized commerce marketing across devices and environments. We measure our client satisfaction through our ability to retain them and the revenue they generate quarter after quarter. We define client retention rate as the percentage of live clients during the previous quarter that continued to be live clients during the current quarter. This metric is calculated on a quarterly basis, and for annual periods, we use an average of the quarterly metrics. We define a live client as a client whose advertising campaign has or had been generating Revenue ex-TAC for us on any day over the relevant measurement period. In each of 2015, 2016 and 2017, our client retention rate was approximately 90%1. We define our revenue retention rate with respect to a given 12-month period as (1) revenue recognized during such period from clients that contributed to revenue recognized in the prior 12-month period divided by (2) total revenue recognized in such prior 12-month period. Our revenue retention rate was 138%, 120% and 115% for the years ended December 31, 2015, 2016 and 2017, respectively1.
Seasonality
Our client base consists primarily of businesses in the digital retail, travel and classifieds industries, which we define as commerce clients. In the digital retail industry in particular, many businesses devote the largest portion of their advertising spend to the fourth quarter of the calendar year, to coincide with increased holiday spending by consumers. With respect to Criteo Sponsored Products, the concentration of advertising spend in the fourth quarter of the calendar year is particularly pronounced. Our retail commerce clients typically conduct fewer advertising campaigns in the first and second quarters than they do in other quarters, while our travel clients typically increase their travel campaigns in the first and third quarters and conduct fewer advertising campaigns in the second quarter. As a result, our revenue tends to be seasonal in nature, but the impact of this seasonality has, to date, been partly offset by our significant growth and geographic expansion. If the seasonal fluctuations become more pronounced, our operating cash flows could fluctuate materially from period to period.

___________________________________________________
1 Excluding Criteo Sponsored Products.

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
The following table discloses aggregate information about material contractual obligations and periods in which payments were due as of December 31, 2017. Future events could cause actual payments to differ from these estimates.

	Less than 1 year	1 to 5 years	More than 5 years	Total
	(in thousands of U.S. Dollars)

Long-term debt	$1,124	$2,038	$—	$3,162
Operating leases	92,520	139,504	41,496	273,520
- Property leases	38,785	92,885	41,496	173,166
- Hosting leases	53,735	46,619	—	100,354
Other financial liabilities	517	360	—	877
Financial derivatives	5,159	—	—	5,159
Other purchase obligations	4,279	2,984	1,916	9,179
Total	$99,320	$141,902	$41,496	$282,718
The commitment amounts in the table above are associated with contracts that are enforceable and legally binding and that specify all significant terms, including interest on long-term debt, fixed or minimum services to be used, fixed, minimum or variable price provisions, and the approximate timing of the actions under the contracts. The table does not include obligations under agreements that we can cancel without a significant penalty. Long-term debt includes interest of $0.2 million. Pension contributions and cash outflows have not been included in the above table as they have been deemed immaterial.

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
The information required by Item 8 is set forth on pages F-1 through F-58 of this Form 10-K.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
There have been no changes in our independent registered public accounting firm, Deloitte & Associés, or disagreements with our accountants on matters of accounting and financial disclosure.
Item 9A.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Criteo carried out an evaluation as of December 31, 2017, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Disclosure controls and procedures are controls and other procedures designed to reasonably assure that information required to be disclosed in our reports filed or furnished under the Exchange Act, such as this Annual Report on Form 10-K, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.
Disclosure controls and procedures are also designed to reasonably assure that this information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure.
Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2017, our disclosure controls and procedures were effective to provide reasonable assurance.

Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Our management assessed, with the oversight of our board of directors, the effectiveness of our internal control over financial reporting as of December 31, 2017. In making this assessment, our management used the criteria established in the Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management has concluded that the Company's internal control over financial reporting was effective as of December 31, 2017. The effectiveness of the Company's internal control over financial reporting as of December 31, 2017 has been audited by Deloitte & Associés,our independent registered public accounting firm, as stated in its attestation report, which appears on page F-3 of this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that occurred during the quarter ended December 31, 2017, that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.
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

Item 9B.    Other Information
None.

PART III
Item 10.    Directors, Executive Officers and Corporate Governance
The information required by this item (other than the information set forth in the next paragraph in this Item 10) will be included in our definitive proxy statement with respect to our 2018 Annual Meeting of Shareholders to be filed with the SEC, and is incorporated herein by reference.
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
Item 11.    Executive Compensation
The information called for by this item will be included in our definitive proxy statement with respect to our 2018 Annual Meeting of Shareholders to be filed with the SEC, and is incorporated herein by reference.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information called for by this item will be included in our definitive proxy statement with respect to our 2018 Annual Meeting of Shareholders to be filed with the SEC, and is incorporated herein by reference.
Item 13.    Certain Relationships and Related Transactions, and Director Independence
The information called for by this item will be included in our definitive proxy statement with respect to our 2018 Annual Meeting of Shareholders to be filed with the SEC, and is incorporated herein by reference.
Item 14.    Principal Accounting Fees and Services
The information called for by this item will be included in our definitive proxy statement with respect to our 2018 Annual Meeting of Shareholders to be filed with the SEC, and is incorporated herein by reference.
PART IV
Item 15.    Exhibits and Financial Statement Schedules
(a) Financial Statements
The financial statements listed in the accompanying Index to Consolidated Financial Statements on page F-1 are filed as part of this Form 10-K. All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.
(b) Exhibits

		Incorporated by Reference
Exhibit	Description	Schedule/ Form	File Number	Exhibit	File Date
2.1	Merger Agreement, dated as of October 3, 2016, by and among Criteo Corp., TBL Holdings, Inc., Hooklogic, Inc. and Fortis Advisors LLC	8-K	001-36153	2.1	October 4, 2016
3.1	By-laws (statuts) (English translation)	8-K	001-36153	3.1	June 29, 2017
4.1	Form of Deposit Agreement, including theForm of American Depositary Receipt	F-1	333-191223	4.1	October 2, 2013
4.3#	Agreement to Furnish Debt Instruments
10.1	Commercial Lease between Orosdi and the registrant dated January 20, 2012 (English translation)	F-1	333-191223	10.1	October 2, 2013
10.2	Form of Registration Rights Agreement by and among the registrant and certain investors signatory thereto, dated as of August 30, 2013	F-1	333-191223	10.3	October 23, 2013
10.3†	Form of Indemnification Agreement between the registrant and each of its executive officers and directors	F-1	333-191223	10.4	October 23, 2013
10.4†	Non-Compete Agreement between the registrant and each of Messrs. Rudelle, Le Ouay and Niccoli	F-1	333-191223	10.5	October 2, 2013
10.5†	Stock Option Plans—2009, 2010, 2011, 2012, 2013 (including forms of Stock Option Grant Agreement and Exercise Notice)	F-1	333-191223	10.6	October 2, 2013
10.6†	2014 Stock Option Plan (including forms of Stock Option Grant Agreement and Exercise Notice)	S-8	333-197373	99.1	July 11, 2014
10.7†	2016 Stock Option Plan (including form of Stock Option Grant Agreement and Exercise Notice) (English Translation)	8-K	001-36153	10.1	June 30, 2016
10.8†	Summary of BSA Terms and Conditions	10-K	001-36153	10.7	February 29, 2016
10.9†	Form of BSA Grant Document (English translation)	10-K	001-36153	10.90	March 1, 2017
10.10†	Summary of BSPCE Plan	F-1	333-191223	10.8	September 18, 2013
10.11†	Form of BSPCE Grant Document (English translation)	F-1	333-191223	10.11	September 18, 2013
10.12†	Amended and Restated 2015 Performance-Based Free Share Plan (including form of Allocation Letter) (English Translation)	8-K	001-36153	10.3	June 30, 2016
10.13†	Amended and Restated 2015 Time-Based Free Share Plan (including form of Allocation Letter) (English Translation)	S-8	333-219496	99.3	July 27, 2017
10.14†	Criteo Executive Bonus Plan	10-K	001-36153	10.15	February 29, 2016

		Incorporated by Reference
Exhibit	Description	Schedule/ Form	File Number	Exhibit	File Date
10.15†	Employment Agreement between the registrant and Benoit Fouilland, dated November 18, 2011 (English translation)	F-1	333-191223	10.12	October 2, 2013
10.16†	Management Agreement between the registrant and Eric Eichmann, dated as of October 27, 2016	8-K	001-36153	10.1	November 2, 2016
10.17†	Employment Offer Letter between the registrant and Jean-Baptiste Rudelle, effective as of August 1, 2014	20-F	001-36153	4.14	March 27, 2015
10.18†	Employment Agreement between the registrant and Dan Teodosiu, dated November 20, 2012 (English translation)	10-Q	001-36153	10.1	May 10, 2017
10.19†	Employment Offer Letter between the registrant and Mary (Mollie) Spilman, dated July 30, 2014	10-Q	001-36153	10.2	May 10, 2017
10.20	Amendment and Restatement Agreement, dated as of March 29, 2017, by and among the registrant, as borrower, and BNP Paribas, Crédit Lyonnais (LCL), HSBC France, Natixis and Société Générale Corporate & Investment Banking	8-K	001-36153	4.10	March 30, 2017
21.1#	List of Subsidiaries
23.1#	Consent of Deloitte & Associés
31.1#	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2#	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†	Indicates management contract or compensatory plan.

#	Filed herewith.

*	Furnished herewith.
Item 16.     Form 10-K Summary
Not applicable.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CRITEO S.A.

March 1, 2018	By:	/s/ Eric Eichmann
Eric Eichmann
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated below.

Signature	Title	Date

/s/ Eric Eichmann	Chief Executive Officer & Director (Principal Executive Officer)	March 1, 2018
Eric Eichmann

/s/ Benoit Fouilland	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
Benoit Fouilland		March 1, 2018

/s/ Jean-Baptiste Rudelle	Executive Chairman
Jean-Baptiste Rudelle		March 1, 2018

/s/ Nathalie Balla	Director
Nathalie Balla		March 1, 2018

/s/ Sharon Fox Spielman	Director
Sharon Fox Spielman		March 1, 2018

/s/ Edmond Mesrobian	Director
Edmond Mesrobian		March 1, 2018

/s/ Hubert de Pesquidoux	Director
Hubert de Pesquidoux		March 1, 2018

/s/ Rachel Picard	Director
Rachel Picard		March 1, 2018

/s/ James Warner	Director
James Warner		March 1, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Criteo S.A.

Opinion on the Financial Statements
We have audited the accompanying consolidated statements of financial position of Criteo S.A. and subsidiaries (the “Company”) as of December 31, 2017 and 2016, and the related consolidated statements of income, comprehensive income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “Financial Statements”). In our opinion, the Financial Statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2018, expressed an unqualified opinion on the Company's internal control over financial reporting.

Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Deloitte & Associés

Neuilly-sur-Seine, France
March 1, 2018

We have served as the Company's auditor since 2011.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Criteo S.A.

Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Criteo S.A. and subsidiaries (the “Company”) as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2017 of the Company and our report dated March 1, 2018, expressed an unqualified opinion on those financial statements.

Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Deloitte & Associés

Neuilly-sur-Seine, France
March 1, 2018

Criteo S.A. and subsidiaries
Consolidated Statements of Financial Position

		Year Ended December 31,
	Notes	2016	2017
		(in thousands)
Assets
Current assets:
Cash and cash equivalents	4	$270,317	$414,111
Trade receivables, net of allowances	5	397,244	484,101
Income taxes		2,741	8,882
Other taxes		52,942	58,346
Other current assets	6	19,340	26,327
Total current assets		742,584	991,767
Property, plant and equipment, net	7	108,581	161,738
Intangible assets, net	8	102,944	96,223
Goodwill	9	209,418	236,826
Non-current financial assets	10	17,029	19,525
Deferred tax assets	20	30,630	25,221
Total non current assets		468,602	539,533
Total assets		$1,211,186	$1,531,300
Liabilities and shareholders' equity
Current liabilities:
Trade payables		$365,788	$417,032
Contingencies	11	654	1,798
Income taxes		14,454	9,997
Financial liabilities - current portion	13	7,969	1,499
Other taxes		44,831	58,783
Employee-related payables		55,874	66,219
Other current liabilities	12	30,221	65,677
Total current liabilities		519,791	621,005
Deferred tax liabilities	20	686	2,497
Retirement benefit obligation	14	3,221	5,149
Financial liabilities - non current portion	13	77,611	2,158
Other non-current liabilities		—	2,793
Total non-current liabilities		81,518	12,597
Total liabilities		601,309	633,602
Commitments and contingencies
Shareholders' equity:
Common shares, €0.025 par value, 63,978,204 and 66,085,097 shares authorized, issued and outstanding at December 31, 2016 and 2017, respectively.		2,093	2,152
Additional paid-in capital		488,277	591,404
Accumulated other comprehensive loss		(88,593)	(12,241)
Retained earnings		198,355	300,210
Equity - attributable to shareholders of Criteo S.A.		600,132	881,525
Non-controlling interests		9,745	16,173
Total equity		609,877	897,698
Total equity and liabilities		$1,211,186	$1,531,300
The accompanying notes form an integral part of these consolidated financial statements.

Criteo S.A. and subsidiaries
Consolidated Statements of Income

		Year Ended December 31,
	Notes	2015	2016	2017
		(in thousands, except share and per share data)

Revenue		$1,323,169	$1,799,146	$2,296,692

Cost of revenue
Traffic acquisition costs	16	(789,152)	(1,068,911)	(1,355,556)
Other cost of revenue	16	(62,201)	(85,260)	(121,641)
Gross profit		471,816	644,975	819,495

Operating expenses:
Research and development expenses	16,17	(86,807)	(123,649)	(173,925)
Sales and operations expenses	16,17	(229,530)	(282,853)	(380,649)
General and administrative expenses	16,17	(79,145)	(117,469)	(127,077)
Total operating expenses		(395,482)	(523,971)	(681,651)
Income from operations		76,334	121,004	137,844
Financial expense	19	(4,541)	(546)	(9,534)
Income before taxes		71,793	120,458	128,310
Provision for income taxes	20	(9,517)	(33,129)	(31,651)
Net income		$62,276	$87,329	$96,659

Net income available to shareholders of Criteo S.A.		$59,553	$82,272	$91,214
Net income available to non-controlling interests		$2,723	$5,057	$5,445

Net income allocated to shareholders per share:
Basic	21	$0.96	$1.30	$1.40
Diluted	21	$0.91	$1.25	$1.34

Weighted average shares outstanding used in computing per share amounts:
Basic	21	61,835,499	63,337,792	65,143,036
Diluted	21	65,096,486	65,633,470	67,851,971
The accompanying notes form an integral part of these consolidated financial statements.

Criteo S.A. and subsidiaries
Consolidated Statements of Comprehensive Income

	Year Ended December 31,
	2015	2016	2017
	(in thousands)
Net income	$62,276	$87,329	$96,659
Foreign currency translation differences, net of taxes	(37,234)	(18,571)	77,023
Foreign currency translation differences	(37,234)	(18,571)	77,023
Income tax effect	—	—	—
Actuarial (losses) gains on employee benefits, net of taxes	105	(1,129)	(87)
Actuarial (losses) gains on employee benefits	127	(1,335)	(103)
Income tax effect	(22)	206	16
Financial instruments, net of taxes	—	—	—
Fair value change on financial instruments	—	—	—
Income tax effect	—	—	—
Comprehensive income	25,147	67,629	173,595
Attributable to shareholders of Criteo S.A.	22,418	62,820	167,566
Attributable to non-controlling interests	$2,729	$4,809	$6,029
The accompanying notes form an integral part of these consolidated financial statements.

Criteo S.A. and subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity

	Share capital		Additional paid-in capital	Accumulated other comprehensive (loss) income	Retained earnings	Equity - attributable to shareholders of Criteo S.A.	Non controlling interests	Total equity
	(Common shares)	(in thousands)
Balance at January 1, 2015	60,902,695	$2,008	$387,972	$(31,888)	$56,523	$414,615	$1,740	$416,355
Net income		—	—	—	59,553	59,553	2,723	62,276
Other comprehensive income (loss)		—	—	(37,135)	—	(37,135)	6	(37,129)
Issuance of ordinary shares	1,568,186	44	13,726	—	—	13,770	—	13,770
Shared-based compensation		—	23,760	—	—	23,760	229	23,989
Other changes in equity		—	(238)	—	—	(238)	—	(238)
Balance at December 31, 2015	62,470,881	2,052	425,220	(69,023)	116,076	474,325	4,698	479,023
Net income		—	—	—	82,272	82,272	5,057	87,329
Other comprehensive income (loss)		—	—	(19,452)	—	(19,452)	(248)	(19,700)
Issuance of ordinary shares	1,507,323	41	21,706	—	—	21,747	—	21,747
Shared-based compensation		—	41,351	—	—	41,351	238	41,589
Other changes in equity		—	—	(118)	7	(111)	—	(111)
Balance at December 31, 2016	63,978,204	2,093	488,277	(88,593)	198,355	600,132	9,745	609,877
Net income		—	—	—	91,214	91,214	5,445	96,659
Other comprehensive income (loss)		—	—	76,352	—	76,352	584	76,936
Issuance of ordinary shares	2,106,893	49	33,617	—	—	33,666	—	33,666
Shared-based compensation		—	69,510	—	—	69,510	399	69,909
Other changes in equity (1)		10	—	—	10,641	10,651	—	10,651
Balance at December 31, 2017	66,085,097	$2,152	$591,404	$(12,241)	$300,210	$881,525	$16,173	$897,698
(1) From January 1, 2017, we adopted ASU 2016-09, Compensation-Stock Compensation (Topic 718): Improvement to Employee Share-based Payment Accounting issued by the Financial Accounting Standards Board (FASB), which among other items, simplifies certain aspects of the accounting for share-based payment transactions to employees. The new standard particularly requires excess tax benefits and tax deficiencies to be recorded in the statements of income as a component of the provision for income taxes when stock awards vest or are settled. The effective date is January 1, 2017. Upon adoption, a cumulative effect of $10.6 million of this change has been recognized through retained earnings.
The accompanying notes form an integral part of these consolidated financial statements.

Criteo S.A. and subsidiaries
Consolidated Statements of Cash Flows

	Year Ended December 31,
	2015	2016	2017
	(in thousands)
Net income	$62,276	$87,329	$96,659
Non-cash and non-operating items	78,448	139,122	212,254
Amortization and provisions	47,085	62,733	104,025
Equity awards compensation expense (1)	23,989	43,259	71,612
Net gain (or loss) on disposal of non-current assets	(2,127)	(81)	794
Interest accrued and non-cash financial income and expenses	28	39	66
Change in deferred taxes	(15,748)	(10,024)	(13,269)
Income tax for the period	25,221	43,196	44,921
Other (3)	—	—	4,105
Change in working capital	15,231	(29,460)	(7,095)
(Increase) in trade receivables	(83,420)	(117,970)	(76,907)
Increase in trade payables	100,047	81,862	32,915
(Increase) in other current assets	(24,101)	(28,432)	(3,381)
Increase in other current liabilities (3)	22,705	35,080	40,278
Income taxes paid	(18,805)	(43,522)	(56,360)
Cash from operating activities	137,150	153,469	245,458
Acquisition of intangibles assets, property, plant and equipment	(75,607)	(85,133)	(122,203)
Change in accounts payable related to intangible assets, property, plant and equipment	1,128	7,752	13,692
Payments for acquired businesses, net of cash acquired	(20,542)	(235,541)	1,110
Change in other financial non-current assets	(6,612)	159	1,148
Cash used to investing activities	(101,633)	(312,763)	(106,253)
Issuance of long term borrowings	4,023	84,022	3,700
Repayment of borrowings (2)	(8,980)	(13,305)	(89,731)
Proceeds from capital increase	13,768	20,075	31,961
Change in other financial liabilities (3)	(1,000)	(222)	24,602
Cash from (used) financing activities	7,811	90,570	(29,468)
Change in net cash and cash equivalents	43,328	(68,724)	109,737
Net cash and cash equivalents - beginning of period	351,827	353,537	270,317
Effect of exchange rate changes on cash and cash equivalents (3)	(41,618)	(14,496)	34,057
Net cash and cash equivalents - end of period	$353,537	$270,317	$414,111
(1) Of which $41.6 million and $69.9 million of equity awards compensation expense consisted of share-based compensation expense according to ASC 718 Compensation - stock compensation for the twelve month period ended December 31, 2016 and 2017, respectively.
(2) Interest paid for the years ended December 31, 2016 and 2017 amounted to $1.3 million and $2.9 million respectively, and was immaterial for the year ended December 31, 2015.
(3) In 2017, the Company reported the cash impact of the settlement of hedging derivatives related to financing activities in cash from (used for) financing activities in the consolidated statements of cash flows.

The accompanying notes form an integral part of these consolidated financial statements.

Notes to the Consolidated Financial Statements
Criteo S.A. was initially incorporated as a société par actions simplifiée, or S.A.S., under the laws of the French Republic on November 3, 2005, for a period of 99 years and subsequently converted to a société anonyme, or S.A.
Criteo S.A. is a global technology company specialized in digital performance marketing. We strive to deliver post-click sales to our advertiser clients at scale across multiple digital marketing channels, and according to the client's targeted return on investment. In these notes, Criteo S.A. is referred to as the Parent company and together with its subsidiaries, collectively, as "Criteo," the "Company," the "Group," or "we". We are a global commerce marketing technology company. We help commerce companies and brand manufacturers acquire, convert and re-engage their customers, using shopping data, predictive technology and massive consumer reach.
Note 1. Principles and Accounting Methods
Basis of Preparation
We prepared the consolidated financial statements in accordance with the U.S generally accepted accounting principals (“U.S. GAAP”). The consolidated financial statements include the accounts of Criteo S.A and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated.
 Consolidation Methods
We have control over all our subsidiaries, and consequently they are all fully consolidated. Intercompany transactions and balances have been eliminated. The table below presents at each period’s end and for all entities included in the consolidation scope the following information: the country of incorporation and the percentage of voting rights and ownership interests.

		2016		2017
	Country	Voting rights	Ownership Interest	Voting rights	Ownership Interest	Consolidation Method
Parent company
Criteo S.A	France	100%	100%	100%	100%	Parent company
French subsidiaries
Criteo France SAS	France	100%	100%	100%	100%	Fully consolidated
Criteo Finance SAS	France	100%	100%	100%	100%	Fully consolidated
Foreign subsidiaries
Criteo Ltd	United Kingdom	100%	100%	100%	100%	Fully consolidated
Criteo Corp	United States	100%	100%	100%	100%	Fully consolidated
Criteo Gmbh	Germany	100%	100%	100%	100%	Fully consolidated
Criteo KK	Japan	66%	66%	66%	66%	Fully consolidated
Criteo Do Brasil LTDA	Brazil	100%	100%	100%	100%	Fully consolidated
Criteo BV	The Netherlands	100%	100%	100%	100%	Fully consolidated
Criteo Pty	Australia	100%	100%	100%	100%	Fully consolidated
Criteo Srl	Italy	100%	100%	100%	100%	Fully consolidated
Criteo Advertising (Beijng) Co. Ltd	China	100%	100%	100%	100%	Fully consolidated
Criteo Singapore Pte. Ltd.	Singapore	100%	100%	100%	100%	Fully consolidated
Criteo LLC	Russia	100%	100%	100%	100%	Fully consolidated
Criteo Europa S.L.	Spain	100%	100%	100%	100%	Fully consolidated
Criteo Espana S.L.	Spain	100%	100%	100%	100%	Fully consolidated
Criteo Canada Corp.	Canada	100%	100%	100%	100%	Fully consolidated
Criteo Reklamcılık Hizmetleri ve Ticaret Anonim Şirketi	Turkey	100%	100%	100%	100%	Fully consolidated
Criteo MEA FZ-LLC	United Arab Emirates	100%	100%	100%	100%	Fully consolidated
Criteo India Private Ltd.	India	100%	100%	100%	100%	Fully consolidated
HookLogic Ltd	United Kingdom	100%	100%	100%	100%	Fully consolidated
HookLogic, Inc. (*)	United States	100%	100%	-	-	-
HookLogic Brasil Solucoes EM tecnologia Ltda (*)	Brazil	100%	100%	-	-	-
(*) merged with Criteo Corp. and Criteo do Brasil LTDA respectively.

 Use of Estimates
The preparation of our Consolidated Financial Statements requires the use of estimates, assumptions and judgments that affect the reported amounts of assets, liabilities, revenue and expenses. We base our estimates and assumptions on historical experience and other factors that we believe to be reasonable under the circumstances. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates.
The most significant areas that require management judgment and estimates relate to (1) the recognition of revenue and particularly, the determination as to whether revenue should be reported on a gross or a net basis; (2) the evaluation of our trade receivables and the recognition of a valuation allowance for doubtful accounts; (3) the recognition of our deferred tax assets considering the subsidiaries projected taxable profit for future years (4) the evaluation of uncertain tax positions considering our transfer pricing policies and research tax credits in the United States and France; (5) the recognition of income tax positions considering the 2017 Tax Cuts and Jobs Act enacted in December 2017 in the US; (6) the recognition and measurement of goodwill and intangible assets and particularly costs capitalized in relation to our customized internal-use software; and (7) the measurement of share-based compensation and related expenses.
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
We expense software development costs, including costs to develop software products or the software component of products to be sold, leased, or marketed to external users, before technological feasibility is reached. Technological feasibility is typically reached shortly before the release of such products and as a result, development costs that meet the criteria for capitalization were not material for the periods presented.
Software development costs also include costs to develop software to be used solely to meet internal needs and cloud based applications used to deliver our services. We capitalize development costs related to these software applications once the preliminary project stage is complete and it is probable that the project will be completed and the software will be used to perform the function intended. Amortization of these costs begins when assets are placed in service and is calculated on a straight-line basis over the assets’ useful lives estimated at three to five years.
Property, Plant and Equipment
Property, plant and equipment are accounted for at acquisition cost less cumulative depreciation and any impairment loss. Depreciation is calculated on a straight-line basis over the assets’ estimated useful lives as follows:
Fixtures and fittings ........................................................................................................................ 5 to 10 years
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
Derivative financial instruments
We buy and sell derivative financial instruments (mainly put, forward buying and selling) in order to manage and reduce our exposure to the risk of exchange rate fluctuations. We deal only with major financial institutions. Under the ASC 815 – Derivatives and hedging, financial instruments may only be classified as hedges when we can demonstrate and document the effectiveness of the hedging relationship at inception and throughout the life of the hedge. Derivatives not designated as hedging instruments mainly consist of put, forward buying and selling contracts that we use to hedge intercompany transactions and other monetary assets or liabilities denominated in currencies other than the local currency of a subsidiary. We recognize gains and losses on these contracts, as well as the related costs in the financial income (expense), net, along with the foreign currency gains and losses on monetary assets and liabilities.
During the year ended December 31, 2017, the Company reported the cash impact of the settlement of hedging derivatives in cash from (used for) financing activities in the consolidated statements of cash flows. This accounting policy choice results in the cash flows from the derivative instrument to be classified in the same category as the underlying cash flows. Prior periods amounts have not been restated as the impact is immaterial.

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
Concentration of Credit Risk
Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash, cash equivalents and accounts receivable. The Company’s cash and cash equivalents are held and foreign exchange contracts are transacted with major financial institutions that the Company's management has assessed to be of high credit quality. The Company has not experienced any losses in such accounts.
The Company mitigates its credit risk with respect to accounts receivable by performing credit evaluations and monitoring agencies' and advertisers' accounts receivable balances. As of December 31, 2017 and 2016 no customer accounted for 10% or more of accounts receivable. During the years ended December 31, 2017, 2016 and 2015, no single customer represented 10% or more of revenue.
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
Revenue generated from our four products portfolio is recognized when the related services are delivered based on the specific terms of the contract, which are commonly based on specified CPCs and related campaign budgets. We recognize revenue when four basic criteria are met: (1) persuasive evidence exists of an arrangement with the client reflecting the terms and conditions under which the services will be provided; (2) services have been provided or delivery has occurred; (3) the fee is fixed or determinable; and (4) collection is reasonably assured. Collectability is assessed based on a number of factors, including the creditworthiness of a client, the size and nature of a client’s website and transaction history. Amounts billed or collected in excess of revenue recognized are included as deferred revenue. An example of this deferred revenue would be arrangements where clients request or are required by us to pay in advance of delivery.
We recognize revenue from the delivery of display advertisements in the period in which the display advertisements are delivered. Specifically, we recognize revenue for display ad delivery through our solution once the consumer clicks on the personalized banner displayed by us on the client’s website for CPC ad campaigns. For CPC ad campaigns, sales are valued at the fair value of the amount received. Rebates and discounts granted to clients, along with free or extended advertising campaigns, are recorded as a deduction from revenue. Essentially all of our revenue in each of 2015, 2016 and 2017 was derived from advertising campaigns sold on a CPC basis.
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
The U.S Research Tax Credit is a U.S. tax credit to incentivize research and development activities in the U.S. Qualifying R&D expenses generating a tax credit which may be used to offset future taxable income once all net operating losses and foreign tax credits have been used. It is not refundable and as such, considered in the scope of ASC 740 as a component of income tax expense. We have exclusively claimed R&D performed in the U.S. for purposes of the U.S. Research Tax Credit.

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
On December 22, 2017, the 2017 Tax Cuts and Jobs Act was enacted into law and the new legislation contains several key tax provisions that affected us, including a reduction of the federal income tax rate to 21% effective January 1, 2018. As a result of the reduction in the U.S. corporate income tax rate, we remeasured our U.S. deferred taxes at December 31 2017.and recognized the effect of the tax law changes in the period of enactment.
Uncertain Tax Positions
In accordance with ASC 740, we recognize tax benefits from uncertain tax positions only if we believe that it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position. These uncertain tax positions include our estimates for transfer pricing that have been developed based upon analyses of appropriate arms-length prices. Similarly, our estimates related to uncertain tax positions concerning research tax credits are based on an assessment of whether our available documentation corroborating the nature of our activities supporting the tax credits will be sufficient. Although we believe that we have adequately reserved for our uncertain tax positions (including net interest and penalties), we can provide no assurance that the final tax outcome of these matters will not be materially different. We make adjustments to these reserves in accordance with the income tax accounting guidance when facts and circumstances change, such as the closing of a tax audit or the refinement of an estimate. To the extent that the final tax outcome of these matters is different from the amounts recorded, such differences will affect the provision for income taxes in the period in which such determination is made, and could have a material impact on our financial condition and operating results.
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
Our chief operating decision-maker is our CEO. The CEO reviews consolidated data for revenue, revenue excluding traffic acquisition costs (revenue ex-TAC) and Adjusted EBITDA (earnings before financial income (expense), income taxes, depreciation and amortization, adjusted to eliminate the impact of equity awards compensation expense, pension service costs, restructuring costs, acquisition-related costs and deferred price consideration) for the purposes of allocating resources and evaluating financial performance.
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
Accounting Pronouncements adopted in 2017

From January 1, 2017, we adopted ASU 2016-09, Compensation-Stock Compensation (Topic 718): Improvement to Employee Share-based Payment Accounting issued by the Financial Accounting Standards Board (FASB), which among other items, simplifies certain aspects of the accounting for share-based payment transactions to employees. The new standard particularly requires excess tax benefits and tax deficiencies to be recorded in the statements of income as a component of the provision for income taxes when stock awards vest or are settled. The effective date is January 1, 2017. Upon adoption, a cumulative effect of $10.6 million of this change has been recognized through retained earnings. The adoption of the standard also resulted in a current year tax expense of $4.8 million which previously would have been recognized in the current period in additional paid-in capital.

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606) (ASU 2014-09), which amends the existing accounting standards for revenue recognition. In March 2016, the FASB issued Accounting Standards Update No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net) (ASU 2016-08) which clarifies the implementation guidance on principal versus agent considerations. The guidance includes indicators to assist an entity in determining whether it controls a specified good or service before it is transferred to the customers. The new standard further requires new disclosures about contracts with customers, including the significant judgments the company has made when applying the guidance. We adopted the new standard effective January 1, 2018 using the modified retrospective method. We finalized our analysis and the adoption of this guidance will not have a material impact on our Consolidated Financial Statements.

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases (Topic 842) (ASU 2016-02), which generally requires companies to recognize operating and financing lease liabilities and corresponding right-of-use assets on the balance sheet for operating leases with terms of more than 12 months, in addition to those currently recorded. We are in the process of implementing changes to our systems and processes in conjunction with our review of existing lease agreements. We will adopt Topic 842 effective January 1, 2019 and expect to elect certain available transitional practical expedients. We anticipate this standard will have a material impact on our Consolidated Financial Statements. While we are continuing to assess all potential impacts of the standard, we currently believe the most significant impact relates to our accounting for office and datacenter operating leases.

In October 2016, the FASB issued Accounting Standards Update No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers Other than Inventory (ASU 2016-16), which requires companies to recognize the income-tax consequences of an intra-entity transfer of an asset other than inventory. This guidance will be effective for us beginning January 1, 2018, and we do not expect the standard to have a material impact on our Consolidated Financial Statements.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”). Among other clarifications, ASU 2016-15 clarifies certain items, including the classification of payments for debt prepayment or debt extinguishment costs, including third-party costs, premiums paid, and other fees paid to lenders that are directly related to the debt prepayment or debt extinguishment, excluding accrued interest, which will now be included in the Financing Activities section in the Consolidated Statement of Cash Flows. The new standard is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. This guidance will be effective for us beginning January 1, 2018, and we do not expect the standard to have a material impact on our Consolidated Financial Statements.

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

Note 2. Significant Events and Transactions of the Period
Finalization of Purchase Price Allocation of Hooklogic, Inc.

On November 9, 2016, we completed the acquisition of all of the outstanding shares of Hooklogic, a New York-based company connecting many of the world's largest ecommerce retailers with consumer brand manufacturers. The total consideration paid was $249.0 million following a price adjustment for working capital in 2017. This was accounted for as a business combination under the acquisition method of accounting. In 2017, the purchase price allocation was finalized resulting in the following amounts recognized:

Amounts recognized (in millions)

Cash and cash equivalents	$19.7
Trade receivables, net of allowances	29.2
Other current assets	1.0
Property, plant and equipment, net	1.3
Identifiable intangible assets	93.4
HookLogic capitalized R&D costs	(1.3)
Non-current financial assets	0.3
Trade payables	(38.7)
Financial liabilities - current portion	(7.4)
Other taxes	(0.5)
Deferred Tax Liability	(32.1)
Employee-related payables	(1.4)
Other current liabilities	(3.1)
Total identifiable net assets	60.4
Goodwill	188.6
Total fair value of consideration transferred	249.0

Acquisition costs amounting to $2.2 million were expensed as incurred.

Identified intangible assets were valued using the generally accepted valuation techniques. The following table summarizes the amounts recognized, the valuation technique used and useful lives assigned to intangible assets identified as part of the purchase price allocation :

		Weighted-Average Useful Lives (Years)	Amounts recognized (in millions)
Technology	Relief from royalty	3 years	$15.1
Customer relationships	Multi-period excess earnings method	9 years	$78.3
Total identifiable intangible assets acquired			$93.4

Restructuring

Restructuring of our China Operations

In May 2017, the Company announced it would no longer continue to serve the domestic market in China and would refocus its China operations entirely on the export business. As such, we have recorded $3.3 million in restructuring charges for the twelve months ended December 31, 2017, as follows:

Twelve Months Ended
December 31, 2017
(in thousands)
Severance costs	$802
Facility Exit Costs	2,265
Other	232
Total restructuring costs	$3,299

For the twelve months ended December 31, 2017, $2.5 million was included in Other Cost of Revenue, $0.7 million in Sales and Operations expenses, and $0.1 million was included in General and Administrative expenses.

The following table summarizes restructuring activities as of December 31, 2017 included in other current liabilities on the balance sheet:

Restructuring Liability
(in thousands)
Restructuring liability - January 1, 2017	$—
Restructuring charges	3,299
Amounts paid	(2,855)
Other	(12)
Restructuring liability - December 31, 2017	$432

Discontinuation of Criteo Predictive Search

On October 31, 2017, we announced that we decided to discontinue the product Criteo Predictive Search. As such, we have recorded $4.1 million in restructuring charges for the twelve months ended December 31, 2017, as follows:

Twelve Months Ended
December 31, 2017
(in thousands)
Severance costs	$2,602
Other	1,455
Total restructuring costs	$4,057

For the twelve months ended December 31, 2017, $2.9 million was included in Research and Development expenses and $1.1 million in Sales and Operations expenses. Other costs include the write-off of acquisition related intangible assets of $2.2 million slightly offset by a reduction of share based compensation expenses of $0.7 million due to forfeitures.

The following table summarizes restructuring activities as of December 31, 2017 included in other current liabilities on the balance sheet:

Restructuring Liability
(in thousands)
Restructuring liability - January 1, 2017	$—
Restructuring charges	4,057
Amounts paid	(251)
Other	(1,455)
Restructuring liability - December 31, 2017	$2,351

Changes in Group funding
Amendment on Group Revolving Credit Facility agreement
In September 2015, Criteo S.A. entered into a Multicurrency Revolving Facility Agreement for general purposes of the Group including the funding of business combinations. On March 29, 2017, this agreement was amended by, among other things, increasing the amount of facility from €250.0 million to €350.0 million and extending the term of the contract from 2020 to 2022. As of December 31, 2016, $75.0 million was outstanding on the Multicurrency Revolving Facility Agreement relating to the acquisition of HookLogic. This amount was repaid in full during the second quarter of 2017 resulting in a nil balance as of December 31, 2017.
Repayment of Chinese Revolving Credit Facility
In October 2014, we entered into a revolving loan facility with HSBC to support the development of our Chinese subsidiary for a total amount of RMB 15.0 million. This facility was increased to RMB 40.0 million in May 2015. At December 31, 2015 and 2016, RMB 25 million ($3.9 million) and RMB 30 million ($4.3 million) had been drawn. The facility reached maturity in December 2017 and the outstanding amount was paid in full resulting in a nil balance as of December 31, 2017.

Note 3. Categories of Financial Assets and Financial Liabilities
Credit Risk
The maximum exposure to credit risk at the end of each reported period is represented by the carrying amount of financial assets, and summarized in the following table:

	Year Ended December 31,
	2016	2017
	(in thousands)
Cash and cash equivalents	$270,317	$414,111
Trade receivables, net of allowances	397,244	484,101
Other taxes	52,942	58,346
Other current assets	19,340	26,327
Non-current financial assets	17,029	19,525
Total	$756,872	$1,002,410
As of December 31, 2017 and 2016, no customer accounted for 10% or more of trade receivables.
We perform ongoing credit evaluations of our customers and do not require collateral. We maintain an allowance for estimated credit losses. During the years ended December 31, 2017 and 2016, our net change in allowance for doubtful accounts was $9.2 million and $5.4 million, respectively.
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
For each period presented, the aging of trade receivables and allowances for doubtful accounts is as follows:

	Year Ended December 31,
	2016				2017
	Gross value	%	Allowance	%	Gross value	%	Allowance	%
	(in thousands)		(in thousands)		(in thousands)		(in thousands)

Not yet due	$265,600	65.0%	$—	—%	$304,233	60.3%	$(168)	0.8%
0 - 30 days	$92,163	22.5%	$(49)	0.4%	$121,957	24.2%	$—	—%
31 - 60 days	$19,747	4.8%	$(182)	1.6%	$29,325	5.8%	$(21)	0.1%
61 - 90 days	$6,055	1.5%	$(191)	1.6%	$7,498	1.5%	$(35)	0.2%
> 90 days	$25,277	6.2%	$(11,176)	96.4%	$41,906	8.3%	$(20,594)	98.9%
Total	$408,842	100%	$(11,598)	100%	$504,919	100%	$(20,818)	100%

Financial Liabilities

	Year Ended December 31,
	2016	2017
	(in thousands)
Trade payables	$365,788	$417,032
Other taxes	44,831	58,783
Employee - related payables	55,874	66,219
Other current liabilities	30,221	65,677
Financial liabilities	85,580	3,657
Total	$582,294	$611,368
For our financial liabilities, the fair value approximates the carrying amount, given the nature of the financial liabilities and the maturity of the expected cash flows.
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

	Year Ended December 31,
	2016	2017

	(in thousands)
Derivative Assets:
Included in other current assets	$—	$5,159

Derivative Liabilities:
Included in financial liabilities - current portion	$1,968	$—
For our derivative financial instruments, the fair value approximates the carrying amount, given the nature of the derivative financial instruments and the maturity of the expected cash flows.

Note 4. Cash and Cash Equivalents
The following table presents for each reported period, the breakdown of cash and cash equivalents:

	Year Ended December 31,
	2016	2017
	(in thousands)
Money market funds	$31,688	$—
Interest-bearing bank deposits	88,091	146,875
Cash and cash equivalents	150,538	267,236
Total Cash and cash equivalents	$270,317	$414,111
The short-term investments included investments in money market funds and interest–bearing bank deposits which met ASC 230—Statement of Cash flows criteria: short-term, highly liquid investments, for which the risks of changes in value are considered to be insignificant.
The following table shows the allocation by currency of our financial liabilities and cash and cash equivalents:

		Currency
	Carrying value	EUR	GBP	USD	BRL	JPY	KRW	RBL	Other
	(in thousands)
Borrowings	$2,780	$2,760	$—	$—	$—	$—	$—	$—	$20
Other financial liabilities	877	517	—	360	—	—	—	—	—
Financial derivatives	—	—	—	—	—	—	—	—	—
Financial liabilities	$3,657	$3,277	$—	$360	$—	$—	$—	$—	$20
Cash and cash equivalents	$414,111	$268,267	$6,058	$68,611	$5,571	$38,620	$7,493	$7,847	$11,644

Note 5. Trade Receivables
The following table shows the breakdown in trade receivables net book value for the presented periods:

	Year Ended December 31,
	2016	2017
	(in thousands)
Trade accounts receivables	$408,842	$504,919
(Less) Allowance for doubtful accounts	(11,598)	(20,818)
Net book value at end of period	$397,244	$484,101
Changes in allowance for doubtful accounts are summarized below:

	Year Ended December 31,
	2015	2016	2017
		(in thousands)
Balance at beginning of period	$(3,930)	$(6,264)	$(11,598)
Provision for doubtful accounts	(2,660)	(9,898)	(13,315)
Reversal of provision	—	4,464	4,821
Change in consolidation scope	(99)	(221)	—
Currency translation adjustment	425	321	(726)
Balance at end of period	$(6,264)	$(11,598)	$(20,818)
Note 6. Other Current Assets
The following table shows the breakdown in other current assets net book value for the presented periods:

	Year Ended December 31,
	2016	2017
	(in thousands)
Prepayments to suppliers	$2,439	$3,244
Other debtors	3,263	5,694
Prepaid expenses	13,638	12,230
Derivative financial instruments	—	5,159
Gross book value at end of period	19,340	26,327
Net book value at end of period	$19,340	$26,327
Prepaid expenses mainly consist of office rental advance payments.
Derivative financial instruments include cash flow hedges used to manage our exposure to the risk of exchange rate fluctuations. These instruments are considered level 2 financial instruments as they are measured using valuation techniques based on observable market data.

Note 7. Property, Plant and Equipment
Changes in net book value during the presented periods are summarized below:

	Fixtures and fittings	Furniture and equipment	Construction in Progress	Total
	(in thousands)
Net book value at January 1, 2016	$14,343	$63,533	$4,606	$82,482
Additions to tangible assets	6,188	57,866	11,976	76,030
Disposal of tangible assets net of accumulated depreciation	—	(8)	—	(8)
Depreciation expense	(4,496)	(43,665)	—	(48,161)
Change in consolidation scope	85	405	—	490
Currency translation adjustment	(499)	(1,665)	(88)	(2,252)
Transfer into service	2,544	1,283	(3,827)	—
Net book value at December 31, 2016	18,165	77,749	12,667	108,581
Gross book value at end of period	24,200	179,025	12,667	215,892
Accumulated depreciation and impairment at end of period	(6,035)	(101,276)	—	(107,311)
Net book value at January 1, 2017	18,165	77,749	12,667	108,581
Additions to tangible assets	7,088	59,526	45,472	112,086
Disposal of tangible assets net of accumulated depreciation	(115)	(1,238)	—	(1,353)
Depreciation expense	(6,315)	(59,746)	—	(66,061)
Change in consolidation scope	—	—	—	—
Currency translation adjustment	717	6,425	1,343	8,485
Transfer into service	2,725	27,635	(30,360)	—
Net book value at December 31, 2017	$22,265	$110,351	$29,122	$161,738
Gross book value at end of period	34,507	265,546	29,122	329,175
Accumulated depreciation and impairment at end of period	(12,242)	(155,195)	—	(167,437)
The increase in property plant and equipment (gross book value and accumulated depreciation) mainly includes purchases of server equipment in the French, American and Japanese subsidiaries where the Company’s data center equipments are located as well as fit out of new office locations mainly in the United States.

Note 8. Intangible assets
Changes in net book value during the presented periods are summarized below:

	Software	Technology and customer relationships	Construction in Progress	Total
	(in thousands)
Net book value at January 1, 2016	$6,881	$8,440	$1,149	$16,470
Additions to intangible assets	7,972	553	—	8,525
Amortization expense	(3,449)	(4,969)	—	(8,418)
Change in consolidation scope	3	86,230	788	87,021
Currency translation adjustment	(455)	(185)	(14)	(654)
Transfer into service	435	594	(1,029)	—
Net book value at December 31, 2016	11,387	90,663	894	102,944
Gross book value at end of period	22,770	106,328	894	129,992
Accumulated depreciation and impairment at end of period	(11,383)	(15,665)	—	(27,048)
Net book value at January 1, 2017	11,387	90,663	894	102,944
Additions to intangible assets	4,615	—	5,502	10,117
Amortization expense	(7,235)	(19,926)	—	(27,161)
Change in consolidation scope	—	7,203	—	7,203
Currency translation adjustment	1,571	661	888	3,120
Transfer into service	2,815	—	(2,815)	—
Net book value at December 31, 2017	$13,153	$78,601	$4,469	$96,223
Gross book value at end of period	33,778	115,277	4,469	153,524
Accumulated depreciation and impairment at end of period	(20,625)	(36,676)	—	(57,301)
Additions to software consist mainly of capitalization of internally developed internal-use software and IT licenses. Additions to technology and customer relationships relate to changes in identified intangible assets of HookLogic following the finalization of the purchase price allocation as of December 31, 2017 (classified under “Change in consolidation scope”).
In addition, excluding the write-off of the acquisition related intangible assets relating to the Criteo Predictive Search activity, no triggering events have occurred during the period which would indicate impairment in the balance of intangible assets.
The average life of software is 3 years. The average life of technology and customer relationships consist of identified intangible assets arising from Monsieur Drive, Datapop, Tedemis, Ad-X Limited and HookLogic business combinations is between 3 and 9 years.

As of December 31, 2017, expected amortization expense for intangible assets for the next five years and thereafter is as follows (in thousands):

	Software	Technology and customer relationships	Total
2018	$7,220	$13,728	$20,948
2019	5,626	13,728	19,354
2020	3,324	8,700	12,024
2021	537	8,700	9,237
2022	157	8,700	8,857
Thereafter	—	25,803	25,803
Total	$16,864	$79,359	$96,223

Note 9. Goodwill

Goodwill
(in thousands)
Balance at January 1, 2016	$41,973
Additions to goodwill	169,197
Currency translation adjustment	(1,752)
Balance at December 31, 2016	209,418
Additions to goodwill	23,738
Currency translation adjustment	3,670
Balance at December 31, 2017	$236,826
Additions to goodwill in 2017 were due to the finalization of the purchase price accounting of the Monsieur Drive and HookLogic acquisitions. On November 9, 2016, we completed the acquisition of all of the outstanding shares of Hooklogic, a New York-based company connecting many of the world's largest ecommerce retailers with consumer brand manufacturers. The total consideration paid was $249.0 million following a price adjustment for working capital in 2017. As a result of the purchase price allocation, technology of $15.1 million, customer relationships of $78.3 million and related deferred tax liability of $32.1 million were identified. Residual goodwill was recognized for $188.6 million. Acquisition costs amounting to $2.2 million were expensed as incurred.
On May 31, 2016, we acquired all of the outstanding shares of Monsieur Drive. The total consideration paid was $5.1 million (€4.6 million) for the acquisition of the shares. As a result of the related allocation of purchase price a technology asset of $0.8 million (€0.7 million) and related deferred tax liability of $0.1 million were recognized. Residual goodwill was recognized for $4.7 million (€3.9 million). Acquisition costs amounting to $0.2 million (€0.2 million) were expensed as incurred.
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

Note 10. Non-Current Financial Assets
Non-current financial assets are mainly composed of (i) an interest-bearing bank deposit amounting to $7.5 million, which is pledged to the benefit of a bank in order to secure the first-demand bank guarantee in connection with our headquarters premises, and (ii) guarantee deposits for office rentals in France, Spain, the United Kingdom, the United States, Japan, China and Singapore.

Note 11. Contingencies
Changes in provisions during the presented periods are summarized below:

	Provision for employee- related litigation	Provision for tax- related litigation	Other provisions	Total
	(in thousands)
Balance at January 1, 2016	$236	$44	$388	$668
Charges	671	—	166	837
Provision used	(402)	—	(48)	(450)
Provision released not used	—	(44)	(347)	(391)
Currency translation adjustments	(20)	—	10	(10)
Balance at January 1, 2017	$485	$—	$169	$654
Charges	383	—	1,141	1,524
Provision used	(227)	—	—	(227)
Provision released not used	(128)	—	(92)	(220)
Currency translation adjustments	32	—	35	67
Balance at December 31, 2017	$545	$—	$1,253	$1,798
- of which current	$545	$—	$1,253	$1,798
The amount of the provisions represent management’s best estimate of the future outflow. Provisions are mainly in relation to employee-related litigation and other operating provisions.

Note 12. Other Current Liabilities
Other current liabilities are presented in the following table:

	Year Ended December 31,
	2016	2017
	(in thousands)
Clients' prepayments	$9,176	$33,495
Accounts payable relating to capital expenditures	15,484	30,736
Other creditors	2,440	740
Deferred revenue	3,121	706
Total	$30,221	$65,677
The changes in "Clients'prepayments" and "Accounts payable relating to capital expenditures" mainly related to the customers cash advances for the Criteo Sponsored Products travel business and data centers equipment acquisitions, respectively.

Note 13. Financial Liabilities
The changes in current and non-current financial liabilities during the periods ended December 31, 2016 and December 31, 2017 are illustrated in the following schedules:

	As of December 31, 2015	New borrowings	Repayments	Liabilities assumed in connection with business combinations	Other(1)	Currency translation adjustment	As of December 31, 2016
	(in thousands)
Borrowings	$5,973	$5,846	$(13,854)	$7,067	$808	$(316)	$5,524
Financial liabilities relating to finance leases	23	—	(27)	—	—	4	—
Other financial liabilities	608	64	(286)	318	(225)	(2)	477
Financial derivatives	552	—	—	—	1,505	(89)	1,968
Financial liabilities - current portion	7,156	5,910	(14,167)	7,385	2,088	(403)	7,969
Borrowings	3,272	78,752	—	—	(808)	(3,819)	77,397
Other financial liabilities	—	—	—	—	225	(11)	214
Financial liabilities - non current portion	3,272	78,752	—	—	(583)	(3,830)	77,611
Borrowings	9,245	84,598	(13,854)	7,067	—	(4,135)	82,921
Financial liabilities relating to finance leases	23	—	(27)	—	—	4	—
Other financial liabilities	608	64	(286)	318	—	(13)	691
Financial derivatives	552	—	—	—	1,505	(89)	1,968
Total	$10,428	$84,662	$(14,167)	$7,385	$1,505	$(4,233)	$85,580
 (1) Includes reclassification from non-current to current portion based on maturity of the financial liabilities.

	As of December 31, 2016	New borrowings	Repayments	Liabilities assumed in connection with business combinations	Other (1)	Currency translation adjustment	As of December 31, 2017
	(in thousands)
Borrowings	$5,524	$3,730	$(89,761)	$—	$81,230	$259	$982
Financial liabilities relating to finance leases	—	—	—	—	—	—	—
Other financial liabilities	477	—	(241)	—	229	52	517
Financial derivatives	1,968	—	—	—	(2,109)	141	—
Current portion	7,969	3,730	(90,002)	—	79,350	452	1,499
Borrowings	77,397	—	—	—	(81,230)	5,631	1,798
Other financial liabilities	214	360	—	—	(229)	15	360
Non current portion	77,611	360	—	—	(81,459)	5,646	2,158
Borrowings	82,921	3,730	(89,761)	—	—	5,890	2,780
Financial liabilities relating to finance leases	—	—	—	—	—	—	—
Other financial liabilities	691	360	(241)	—	—	67	877
Financial derivatives	1,968	—	—	—	(2,109)	141	—
Total	$85,580	$4,090	$(90,002)	$—	$(2,109)	$6,098	$3,657
 (1) Includes reclassification from non-current to current portion based on maturity of the financial liabilities.
We are party to several loan agreements and revolving credit facilities, or RCF, with third-party financial institutions. Our loans and RCF agreements are presented in the table below:

	Nominal/ Authorized amounts	Amount drawn as of December 31, 2017 (RCF only)
Nature	(in thousands)		Interest rate	Settlement date

Central loan agreements
BPI Loan
February 20, 2014	€3,000	N/A	Fixed: 2.09%	May 31, 2021
Central RCF
Bank Syndicate RCF
September 24, 2015	€350,000	$—	Floating rate: EURIBOR / LIBOR + margin depending on leverage ratio	March 29, 2022

In September 2015, Criteo entered into a five year revolving credit facility for general corporate purposes, including acquisitions, for a maximum amount of €250 million ($299.8 million), with a bank syndicate composed of Natixis (coordinator and documentation agent), Le Credit Lyonnais (LCL) (facility agent), HSBC France, Société Générale Corporate & Investment Banking and BNP Paribas (each acting individually as bookrunners and mandated lead arrangers). In 2017, this agreement was amended by, among other things, increasing the amount of facility from €250.0 million ($299.8 million) to €350.0 million ($419.8 million) and extending the term of the contract from 2020 to 2022. This multi-currency revolving credit facility bears interest rate at Euribor or the relevant Libor plus a margin to be adjusted on the basis of the leverage ratio. As of December 31, 2016, $75.0 million had been drawn. This amount was re-paid in full during the second quarter of 2017 resulting in a nil balance as of December 31, 2017.
In February 2014, we entered into an agreement with Bpifrance Financement (French Public Investment Bank) to support our development. This is a fixed rate seven-year term loan for €3.0 million ($3.2 million) which is payable quarterly in equal monthly installments after a two-year grace period. As of December 31, 2017, the amount outstanding was €2.1 million ($2.5 million).
In October 2014, and as amended in May 2015, we entered into a revolving loan facility with HSBC to support the development of our Chinese subsidiary for a total amount RMB 40.0 million ($5.8 million). In 2017, this agreement was amended to increase the amount of the facility to RMB 50.0 million ($7.7 million). Interest is determined at a rate equal to the benchmark lending rate effective on the loan drawdown date promulgated by the People’s Bank of China with a 10% mark up and payable when the loan matures. At December 31, 2016 RMB 30 million ($4.3 million) had been drawn. The facility reached maturity in December 2017, and the outstanding amount was paid in full resulting in a nil balance as of December 31, 2017.
All of these loans and revolving credit facilities are unsecured and contain customary events of default but do not contain any affirmative, financial or negative covenants, with the exception of the September 2015 revolving credit facility which contains covenants, including compliance with a total net debt to adjusted EBITDA ratio and restrictions on the incurrence of additional indebtedness. At December 31, 2017, we were in compliance with the required leverage ratio.
The following table shows the maturity of our financial liabilities:

		Maturity
	Carrying value	2018	2019	2020	2021	2022	2023
	(in thousands)
Borrowings	$2,780	$982	$720	$720	$358	$—	$—
Other financial liabilities	877	517	360	—	—	—	—
Financial liabilities	3,657	1,499	1,080	720	358	—	—

Note 14. Employee Benefits
Defined Benefit Plans
According to the French law and the Syntec Collective Agreement, French employees are entitled to compensation paid on retirement.
The following table summarizes the changes in the projected benefit obligation:

	Year Ended December 31,
	2015	2016	2017
	(in thousands)
Projected benefit obligation present value—beginning of period	$1,245	$1,445	$3,221
Service cost	441	524	1,231
Interest cost	22	37	66
Actuarial losses (gains)	(128)	1,335	103
Change in consolidation scope	—	19	—
Currency translation adjustment	(135)	(139)	528
Projected benefit obligation present value—end of period	$1,445	$3,221	$5,149
The Company does not hold any plan assets for any of the periods presented. The reconciliation of the changes in the present value of projected benefit obligation with the Consolidated Statements of Income for the presented periods is illustrated in the following table:

	Year Ended December 31,
	2015	2016	2017
	(in thousands)
Service cost	$(441)	$(524)	$(1,231)
Research and development expenses	(163)	(211)	(623)
Sales and operations expenses	(153)	(144)	(247)
General and administrative expenses	(125)	(169)	(361)
Interest cost	(22)	(37)	(66)
Financial income (expense)	(22)	(37)	(66)
Actuarial gains (losses)	128	(1,335)	(103)
Accumulated other comprehensive income	128	(1,335)	(103)
Amortization of net loss (gain)	—	—	—

The main assumptions used for the purposes of the actuarial valuations are listed below:

	Year Ended December 31,
	2015	2016	2017
Discount rate (Corp AA)	2.5%	1.9%	1.7%
Expected rate of salary increase	5.0%	5.0%	5.0%
Expected rate of social charges	48.0% - 51.0%	49.0% - 51.0%	49.0% - 50.0%
Expected staff turnover	0 - 15%	0 - 10.5%	0 - 10.5%
Estimated retirement age	65 years old	Progressive table	Progressive table
Life table	TGHF 2005	TH-TF 2000-2002 shifted	TH-TF 2000-2002 shifted
Defined Contribution Plans
The total expense represents contributions payable to these plans by us at specified rates.
The Group makes earnings-related payments, in accordance with local customs, to the national organizations responsible for paying pensions and similar financial benefits. The main contributions concern France, the United States, for 401k plans, and the United Kingdom.

	Year Ended December 31,
	2015	2016	2017
	(in thousands)
Defined contributions plans included in personnel expenses	$(8,320)	$(11,061)	$(14,345)

Note 15. Common shares
We manage our capital to ensure that entities in the Company will be able to continue as a going concern while maximizing the return to stakeholders through the optimization of the debt and equity balance.
Our capital structure consists of financial liabilities (as detailed in Note 13 offset by cash and bank balances) and equity (comprising issued capital, reserves, retained earnings and non-controlling interests).
We are not subject to any externally imposed capital requirements.
Issued Capital
As of December 31, 2017, the Parent’s share capital was composed of 66,085,097 ordinary shares, each with a nominal value of €0.025, i.e. a total amount of €1.7 million, or $2.1 million.
Change in Number of Shares

Number of ordinary shares
Balance at January 1, 2016	62,470,881
Issuance of shares under share option and free share plans (1)	1,507,323
Balance at December 31, 2016	63,978,204
Issuance of shares under share option and free share plans (2)	2,106,893
Balance at December 31, 2017	66,085,097
(1) Adopted by the Board of Directors on January 29, 2016, February 25, 2016, April 20, 2016, June 28, 2016, July 28, 2016, October 27, 2016 and November 9, 2016.
(2) Adopted by the Board of Directors on March 1, 2017, April 27, 2017, June 30, 2017, July 27, 2017, October 26, 2017 and December 13, 2017.

Note 16. Nature of Expenses Allocated by Function
Nature of Expenses Allocated to Cost of Revenue

	Year Ended December 31,
	2015	2016	2017
	(in thousands)
Traffic acquisition costs	$(789,152)	$(1,068,911)	$(1,355,556)
Other cost of revenue	(62,201)	(85,260)	(121,641)
Hosting costs	(30,428)	(41,978)	(57,895)
Depreciation and amortization	(29,866)	(38,469)	(54,219)
Data acquisition	(257)	(122)	(269)
Other cost of sales	(1,650)	(4,691)	(9,258)
Total cost of revenue	$(851,353)	$(1,154,171)	$(1,477,197)
Nature of Expenses Allocated to Research and Development

	Year Ended December 31,
	2015	2016	2017
	(in thousands)
Personnel expenses	$(58,075)	$(86,389)	$(125,662)
Personnel expense excluding equity awards compensation expense and research tax credit	(54,941)	(79,222)	(110,939)
Equity awards compensation expense	(6,520)	(12,108)	(21,012)
Research tax credit	3,386	4,941	6,289
Other cash operating expenses	(21,081)	(29,867)	(34,073)
Subcontracting and other headcount related costs	(12,592)	(14,713)	(19,437)
Rent and facilities costs	(7,107)	(10,939)	(11,466)
Consulting and professional fees	(1,201)	(2,423)	(2,680)
Marketing costs	(161)	(953)	(909)
Other	(20)	(839)	419
Other non-cash operating expenses	(7,651)	(7,393)	(14,190)
Depreciation and amortization	(7,995)	(7,211)	(13,420)
Net change in other provisions	344	(182)	(770)
Total research and development expenses	$(86,807)	$(123,649)	$(173,925)

Nature of Expenses Allocated to Sales and Operations

	Year Ended December 31,
	2015	2016	2017
	(in thousands)
Personnel expenses	$(150,426)	$(185,065)	$(245,481)
Personnel expense excluding equity awards compensation expense	(138,748)	(168,227)	(214,750)
Equity awards compensation expense	(11,678)	(16,838)	(30,731)
Other cash operating expenses	(71,034)	(84,127)	(105,714)
Subcontracting and other headcount related costs	(20,856)	(22,460)	(29,053)
Rent and facilities costs	(25,542)	(29,968)	(32,952)
Marketing costs	(12,478)	(15,225)	(20,650)
Other	(12,158)	(16,474)	(23,059)
Other non-cash operating expenses	(8,070)	(13,661)	(29,454)
Depreciation and amortization	(5,178)	(7,757)	(19,844)
Net change in provisions for doubtful receivables	(2,660)	(5,433)	(8,493)
Net change in other provisions	(232)	(471)	(1,117)
Total sales and operations expenses	$(229,530)	$(282,853)	$(380,649)
Nature of Expenses Allocated to General and Administrative

	Year Ended December 31,
	2015	2016	2017
	(in thousands)
Personnel expenses	$(37,670)	$(60,899)	$(74,420)
Personnel expense excluding equity awards compensation expense	(31,879)	(46,586)	(54,551)
Equity awards compensation expense	(5,791)	(14,313)	(19,869)
Other cash operating expenses	(41,814)	(52,867)	(46,271)
Subcontracting and other headcount related costs	(19,963)	(22,990)	(15,583)
Rent and facilities costs	(6,475)	(9,516)	(9,846)
Consulting and professional fees	(12,921)	(18,298)	(16,693)
Other	(2,455)	(2,063)	(4,149)
Other non-cash operating expenses	339	(3,703)	(6,386)
Depreciation and amortization	(1,526)	(3,342)	(5,738)
Net change in other provisions	(353)	(361)	(648)
Other	2,218	—	—
Total general and administrative expenses	$(79,145)	$(117,469)	$(127,077)

Note 17. Allocation of Personnel Expenses
Allocation of Personnel Expenses By Function

	Year Ended December 31,
	2015	2016	2017
	(in thousands)
Research and development expenses	$(58,075)	$(86,389)	$(125,662)
Sales and operations expenses	(150,426)	(185,065)	(245,481)
General and administrative expenses	(37,670)	(60,899)	(74,420)
Total personnel expenses	$(246,171)	$(332,353)	$(445,563)
Allocation of Personnel Expenses by Nature

	Year Ended December 31,
	2015	2016	2017
	(in thousands)
Wages and salaries	$(170,079)	$(220,317)	$(284,015)
Severance pay	(1,343)	(2,726)	(7,915)
Social charges	(47,176)	(59,668)	(70,130)
Other social expenses	(6,033)	(9,913)	(17,178)
Acquisition-related deferred price consideration	(324)	(85)	—
Share based compensation	(23,989)	(43,259)	(71,612)
Profit sharing	(613)	(1,326)	(1,002)
Research tax credit (classified as a reduction of R&D expenses)	3,386	4,941	6,289
Total personnel expenses	$(246,171)	$(332,353)	$(445,563)

Note 18. Share-Based Compensation
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

•
4,600,000 Share Options or RSUs, authorized at the General Meeting of Shareholders on June 28, 2017 and 120,000 BSAs (any BSA granted will also be deducted from the 4,600,000 limit), such authorizations collectively referred to as “Plan 10”. The Board of Directors has authorized RSUs to Criteo employees subject to a presence condition and to certain senior managers, employees and members of management, subject to the achievement of internal performance objectives and a presence condition.

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

For the Plan 3 amended to Plan 10, the vesting schedule is as follows:

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
Details of BSPCE / OSA / RSU plans

	Plans 1 & 2	Plan 3	Plan 4	Plan 5	Plan 6	Plan 6	Plan 7	Plan 8		Plan 9		Plan 10
Dates of grant (Boards of Directors)	Oct 24, 2008 - Sept 14, 2010	Sept 9, 2009 - Sept 21, 2011	April 23, 2010	Nov 18, 2011 - May 22, 2012	Oct 25, 2012	Oct 25, 2012 - April 18, 2013	Sept 3, 2013 - April 23, 2014	July 30, 2014 - June 28, 2016		July 28, 2016 - June 27, 2017		July 27, 2017 - December 13, 2017
Vesting period	3 years	3 - 4 years	None	4 years	1 year	4-5 years	4 years	4 years	4 years	4 years	4 years	4 years
Contractual life	10 years	10 years	10 years	10 years	10 years	10 years	10 years	10 years	—	10 years	—	—
Expected option life	8 years	8 years	8 years	8 years	8 years	8 years	6 - 8 years	6 years	—	6 years	—	—
Number of instruments granted	1,819,120	4,289,940	361,118	1,184,747	257,688	1,065,520	2,317,374	4,318,551	2,534,262	502,410	2,556,315	488,770
Type : Share Option (S.O.) / BSPCE / RSU	BSPCE	BSCPCE & OSA	BSPCE	BSCPCE & OSA	BSPCE	BSCPCE & OSA	BSCPCE & OSA	OSA	RSU	OSA	RSU	RSU
Share entitlement per option	1	1	1	1	1	1	1	1	1	1	1	1
Exercise price	€ 0.45 - € 2.10	€ 0.20 - € 5.95	€ 2.10	€ 5.95	€ 8.28	€ 8.28 - € 10.43	€ 12.08 - € 38.81	€ 22.95 - € 47.47	—	€ 38.20 - € 43.45	—	—
Valuation method	Black & Scholes
Grant date share fair value	€ 0.20 - € 0.70	€ 0.20 - € 4.98	€ 2.10	€ 4.98	€ 6.43	€ 5.45 - € 6.43	€ 12.08 - € 38.81	€ 22.50 - € 47.47	€ 35.18 - € 35.58	€ 38.20 - € 43.45	€ 33.98 - € 49.08	€ 27.04 - € 44.37
Expected volatility (1)	53.0% - 55.7%	55.2% - 57.8%	55.2%	52.1% - 52.9%	50.2%	49.6% - 50.2%	44.2% - 50.1%	39.4% - 44.5%	—	40.6% - 41.3%	—	—
Discount rate (2)	2.74% - 4.10%	2.62% - 3.76%	3.4%	2.79% - 3.53%	2.2%	1.80% - 2.27%	1.20% - 2.40%	0.00% - 0.71%	—	—	—	—
Performance conditions	No	Yes (A)	No	No	Yes (B)	No	No	No	Yes (C)	No	Yes (D) (E)	No
Fair value per option / RSU	€ 0.08 - € 0.45	€ 0.08 - € 2.88	€ 1.33	€ 2.75 - € 2.85	€ 3.28	€ 3.28 - € 5.83	€ 6.85 - € 16.90	€ 9.47 - € 17.97	€ 26.16 - € 37.10	€ 14.49 - €16.82	€ 33.98 - € 49.08	€ 27.04 - € 44.37

(1)	Based on similar listed entities.

(2)	Based on Obligation Assimilables du Trésor, i.e. French government bonds with a ten-year maturity (“TEC 10 OAT floating-rate bonds”).

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
(D) On July 28, 2016, the Board of Directors of the Parent granted a total of 195,250 RSUs to certain senior managers and members of the management, subject to the achievement of internal performance objectives and condition of presence. Based on the assumptions known at December 31, 2016, we determined the share-based compensation expense by applying a probability ratio on performance objectives completion. This assumption was confirmed in 2017.
(E) On June 27, 2017, the Board of Directors of the Parent granted a total of 135,500 RSUs to certain senior managers and members of the management, subject to the achievement of internal performance objectives and condition of presence. Based on the assumptions known at December 31, 2017, we determined the share-based compensation expense by applying a probability ratio on performance objectives completion.

Change in Number of BSPCE / OSA / RSU

	Plans 1 & 2	Plan 3	Plan 4	Plan 5	Plan 6	Plan 7	Plan 8	Plan 9	RSUs	Total
Balance at January 1, 2015	204,077	935,591	87,559	1,184,725	889,800	1,817,135	2,236,954	—	—	7,355,841
Granted	—	—	—	—	—	—	1,621,734	—	1,103,405	2,725,139
Exercised	(116,520)	(449,069)	(87,559)	(343,021)	(156,801)	(310,827)	(69,819)	—	—	(1,533,616)
Forfeited	—	(148,864)	—	(22,357)	(40,068)	(218,730)	(466,086)	—	(7,820)	(903,925)
Balance at December 31, 2015	87,557	337,658	—	819,347	692,931	1,287,578	3,322,783	—	1,095,585	7,643,439
Granted	—	—	—	—	—	—	429,043	147,400	2,584,240	3,160,683
Exercised	(33,403)	(162,265)	—	(310,236)	(281,166)	(383,127)	(300,126)	—	—	(1,470,323)
Forfeited	—	300	—	3,956	(12,324)	(153,923)	(508,866)	(23,025)	(436,546)	(1,130,428)
Balance at December 31, 2016	54,154	175,693	—	513,067	399,441	750,528	2,942,834	124,375	3,243,279	8,203,371
Granted	—	—	—	—	—	—	—	355,010	1,891,702	2,246,712
Exercised (BSPCE / OSA)	(39,134)	(85,972)	—	(261,762)	(329,706)	(347,318)	(604,946)	—	NA	(1,668,838)
Vested and Shares Issued (RSU)	NA	NA	NA	NA	NA	NA	NA	NA	(379,135)	(379,135)
Forfeited	—	200	—	1	1,068	(30,620)	(408,485)	(15,720)	(543,338)	(996,894)
Balance at December 31, 2017	15,020	89,921	—	251,306	70,803	372,590	1,929,403	463,665	4,212,508	7,405,216

Breakdown of the Closing Balance

	Plans 1 & 2	Plan 3	Plan 4	Plan 5	Plan 6	Plan 7	Plan 8	Plan 9	RSUs	Total
Balance at December 31, 2015
Number outstanding	87,557	337,658	—	819,347	692,931	1,287,578	3,322,783	—	1,095,585	7,643,439
Weighted-average exercise price	€1.41	€3.14	€—	€5.95	€9.75	€17.97	€30.50	€—	€—	€20.97
Number exercisable	87,557	337,658	—	713,165	420,228	564,034	521,578	—	—	2,644,220
Weighted-average exercise price	€1.41	€3.14	€—	€5.95	€9.58	€17.24	€23.32	€—	€—	€11.85
Weighted-average remaining contractual life	3.6 years	4.8 years	—	6.3 years	7.1 years	7.9 years	8.9 years	—	—	7.9 years

Balance at December 31, 2016
Number outstanding	54,154	175,693	—	513,067	399,441	750,528	2,942,834	124,375	3,243,279	8,203,371
Weighted-average exercise price	€1.24	€3.29	€—	€5.95	€9.77	€18.13	€31.32	€38.20	€—	€23.92
Number exercisable	54,154	175,693	—	513,067	325,596	504,262	1,135,634	—	—	2,708,406
Weighted-average exercise price	€1.24	€3.29	€—	€5.95	€9.66	€17.94	€28.96	€—	€—	€17.73
Weighted-average remaining contractual life	2.9 years	4.3 years	—	5.2 years	6.1 years	6.8 years	8.2 years	9.6 years	—	6.9 years

Balance at December 31, 2017
Number outstanding	15,020	89,921	—	251,306	70,803	372,590	1,929,403	463,665	4,212,508	7,405,216
Weighted-average exercise price	€0.87	€4.03	€—	€5.95	€9.65	€17.70	€32.07	€42.04	€—	€28.33
Number exercisable	15,020	89,921	—	251,306	70,803	359,702	1,145,511	38,867	—	1,971,130
Weighted-average exercise price	€0.87	€4.03	€—	€5.95	€9.65	€17.31	€30.88	€38.20	€—	€23.16
Weighted-average remaining contractual life	1.6 years	3.4 years	—	4.3 years	5.1 years	5.8 years	7.2 years	9.2 years	—	6.9 years

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

•
Plans E, F, and G : up to one fourth (1/4) of the non-employee warrants on the first anniversary of the date of grant; up to one-sixteenth (1/16) at the expiration of each quarter following the first anniversary of the date of grant, and this during thirty-six (36) months thereafter; and at the latest within ten (10) years from the date of grant.

Upon exercise of the non-employee warrants, we offer settlement of the warrants in newly issued ordinary shares of the Parent.
Details of Non-Employee Warrants

	Plan A	Plan B	Plan C	Plan D	Plan E	Plan F	Plan G
Dates of grant (Boards of Directors)	Nov 17, 2009	March 11, 2010	Nov 16, 2010 - Sept 21, 2011	Oct 25, 2012 - March 6, 2013	March 19, 2015 - Oct 29, 2015	April 20, 2016 - March 1, 2017	July 27, 2017 - October 26, 2017
Vesting period	2 years	3 years	2 years	2 years	1 - 4 years	1 - 4 years	1 - 4 years
Contractual life	10 years	10 years	10 years	10 years	10 years	10 years	10 years
Number of warrants granted	231,792	277,200	192,000	125,784	38,070	59,480	46,465
Share entitlement per warrant	1	1	1	1	1	1	1
Share warrant price	€0.02	€0.07 - €0.11	€0.04 - €0.30	€0.43 - €0.48	€9.98 - €16.82	€13.89 - €17.44	€13.88 - €17.55
Exercise price	€0.70	€0.70	€0.70 - €5.95	€8.28 - €9.65	€35.18 - €41.02	€33.98 - €43.42	€35.80 - €44.37
Valuation method	Binomial method
Grant date share fair value	€0.20	€0.70	€0.70 - €4.98	€6.43 - €9.65	€35.18 - €41.02	€33.98 - €44.33	€35.80 - €44.37
Expected volatility (1)	55.7%	55.2%	53.5% - 55.0%	50.0% - 50.2%	39.9%	40.6% - 40.9%	41.0% - 41.3%
Discount rate (2)	3.58%	3.44%	2.62% - 3.38%	2.13% - 2.27%	0% - 0.52%	0.10% - 0.66%	0.54% - 0.60%
Performance conditions	No	Yes (A)	No	No	No	No	No
Fair value per warrant	€0.05	€0.33 - €0.38	€0.40 - €2.58	€2.85 - €4.98	€9.98 - €16.82	€13.89 - €14.55	€13.88 - €17.55
(1)  Based on similar listed entities.
(2) Based on Obligations Assimilables du Trésor, i.e. French government bonds with a ten-year maturity (“TEC 10 OAT floating-rate bonds”).
(A) All the performance conditions were achieved during the period ended December 31, 2010.

Changes in Number of Non-Employee Warrants

Balance at January 1, 2015	199,408
Granted	38,070
Exercised	(34,568)
Forfeited	(48,000)
Balance at December 31, 2015	154,910
Granted	48,655
Exercised	(37,000)
Forfeited	21,560
Balance at December 31, 2016	188,125
Granted	57,290
Exercised	(59,139)
Forfeited	—
Balance at December 31, 2017	186,276

Breakdown of the Closing Balance

Non-employee warrants
Balance at December 31, 2015
Number outstanding	154,910
Weighted-average exercise price	€15.72
Number exercisable	117,783
Weighted-average exercise price	€8.49
Weighted-average remaining contractual life	7.4 years
Balance at December 31, 2016
Number outstanding	188,125
Weighted-average exercise price	€19.04
Number exercisable	117,096
Weighted-average exercise price	€11.73
Weighted-average remaining contractual life	7.3 years
Balance at December 31, 2017
Number outstanding	186,276
Weighted-average exercise price	€23.93
Number exercisable	86,385
Weighted-average exercise price	€15.86
Weighted-average remaining contractual life	7.6 years

Reconciliation with the Consolidated Statements of Income

	Balance for the year ended December 31, 2015				Balance for the year ended December 31, 2016				Balance for the year ended December 31, 2017
	(in thousands)
	R&D	S&O	G&A	Total	R&D	S&O	G&A	Total	R&D	S&O	G&A	Total
RSUs	(706)	(1,046)	(544)	(2,296)	(9,178)	(12,705)	(7,287)	(29,170)	(19,377)	(30,753)	(13,295)	(63,425)
Share options / BSPCE	(5,814)	(10,632)	(5,001)	(21,447)	(2,930)	(4,133)	(5,356)	(12,419)	(1,635)	22	(4,870)	(6,483)
Plan 3	1	(6)	—	(5)	—	—	—	—	—	—	—	—
Plan 5	(71)	27	(108)	(152)	(8)	(27)	(7)	(42)	—	—	—	—
Plan 6	(188)	(384)	(13)	(585)	(35)	(20)	(162)	(217)	(7)	1	(15)	(21)
Plan 7	(884)	(1,758)	(379)	(3,021)	(234)	239	(194)	(189)	(52)	224	(35)	137
Plan 8	(4,672)	(8,511)	(4,501)	(17,684)	(2,587)	(4,258)	(4,638)	(11,483)	(1,085)	186	(2,883)	(3,782)
Plan 9	—	—	—	—	(66)	(67)	(355)	(488)	(491)	(389)	(1,937)	(2,817)
Total share-based compensation	(6,520)	(11,678)	(5,545)	(23,743)	(12,108)	(16,838)	(12,643)	(41,589)	(21,012)	(30,731)	(18,165)	(69,908)
BSAs	—	—	(246)	(246)	—	—	(1,670)	(1,670)	—	—	(1,704)	(1,704)
Total equity awards compensation expense	$(6,520)	$(11,678)	$(5,791)	$(23,989)	$(12,108)	$(16,838)	$(14,313)	$(43,259)	$(21,012)	$(30,731)	$(19,869)	$(71,612)

Note 19. Financial Income and Expenses
The Consolidated Statements of Income line item “Financial income (expense)” can be broken down as follows:

	Year Ended December 31,
	2015	2016	2017

	(in thousands)

Financial income from cash equivalents	$2,105	$1,352	$883
Interest and fees	(653)	(2,367)	(2,856)
Interest on debt	(553)	(1,134)	(2,459)
Fees	(100)	(1,233)	(397)
Foreign exchange (loss) gain	(5,971)	506	(7,495)
Other financial expense	(22)	(37)	(66)
Total financial income (expense)	$(4,541)	$(546)	$(9,534)
The $9.5 million financial expense for the period ended December 31, 2017 resulted from (i) the interest incurred as a result of the $75.0 million drawn on the revolving credit facility entered into in September 2015 (as amended in March 2017) (ii) foreign exchange loss due to the hedging cost related to an intra-group position between Criteo S.A. and its U.S. subsidiary, both in the context of the funding of the HookLogic acquisition in November 2016, as well as (iii) the non-utilization fees incurred as part of our available RCF financing. At December 31, 2017, our exposure to foreign currency risk was centralized at Criteo S.A. and hedged using foreign currency swaps or forward purchases or sales of foreign currencies.
The $0.5 million financial expense for the period ended December 31, 2016 resulted from the interest incurred as a result of drawing on the revolving credit facility entered into in September 2015 to partially fund the acquisition of HookLogic in November 2016, the negative impact of foreign exchange reevaluations and related hedging mainly recorded during the first quarter, partially offset by the foreign exchange gain realized on the hedging of HookLogic Inc. acquisition. At the end of December 2016, the main positions bearing a risk of foreign currency are centralized at the Parent company level and hedged using foreign currency swaps or forward purchases or sales of foreign currencies.

Note 20. Income Taxes
Breakdown of Income Taxes
The Consolidated Statements of Income line item “Provision for income taxes” can be broken down as follows:

	Year Ended December 31,
	2015	2016	2017
	(in thousands)
Current income tax	$(25,265)	$(43,153)	$(44,920)
France	(15,458)	(20,204)	(29,193)
International	(9,807)	(22,949)	(15,727)
Net change in deferred taxes	15,748	10,024	13,269
France	2,009	2,654	(1,080)
International	13,739	7,370	14,349
Provision for income tax	$(9,517)	$(33,129)	$(31,651)

As mentioned in Note 1 (Principles and Accounting Methods), the French Research Tax Credit is not included in the line item “Provision for income taxes” but is deducted from “Research and development expenses” (see Note 17 - Allocation of Personnel Expenses) unlike the U.S. Research Tax Credit for an amount of $4.6 million for the year ended December 31, 2017. French business tax, CVAE, is included in the current tax balance for an amount of $3.0 million, $4.1 million and $5.5 million, for the years ended December 31, 2015, 2016 and 2017 respectively.

Income before taxes included income from France of $66.0 million, $79.4 million and $150.7 million for the periods ended December 31, 2015, 2016 and 2017 respectively and Income before taxes included income from International of $5.8 million, $41.1 million and $(22.4) million for the periods ended December 31, 2015, 2016 and 2017.

Reconciliation between the Effective and Nominal Tax Expense
The following table shows the reconciliation between the effective and nominal tax expense at the nominal standard French rate of 34.43% (excluding additional contributions):

	Year Ended December 31,
	2015	2016	2017

	(in thousands)

Income before taxes	$71,793	$120,458	$128,310
Theoretical group tax-rates	34.43%	34.43%	34.43%
Nominal tax expense	(24,718)	(41,474)	(44,177)

Increase / decrease in tax expense arising from:
Research tax credit	1,352	1,701	6,829
Net effect of shared-based compensation (1)	2,048	(8,957)	(605)
Other permanent differences	(804)	(3,518)	(5,717)
Non recognition of deferred tax assets related to tax losses and temporary differences (2)	(7,662)	(7,738)	(14,356)
Utilization or recognition of previously unrecognized tax losses (3)	12,264	13,366	4,888
French CVAE included in income taxes	(3,052)	(3,165)	(2,867)
Special tax deductions (4)	12,545	20,022	29,410
Effect of different tax rates (5)	(1,046)	(1,108)	(6,667)
Other differences	(444)	(2,258)	1,611
Effective tax expense	$(9,517)	$(33,129)	$(31,651)

Effective tax rate	13.3%	27.5%	24.7%
Increases and decreases in tax expense are presented applying the theoretical Group tax rate to the concerned tax bases. The impact resulting from the differences between local tax rates and the Group theoretical rate is shown in the “effect of different tax rates.”

(1)
While in most countries share-based compensation does not give rise to any tax effect either when granted or when exercised, the United States and the United Kingdom generally permit tax deductions in respect of share-based compensation. The tax deduction generated in the United States and United Kingdom in connection with the number of options exercised during the period was offset by the share-based compensation accounting expense exclusion.

(2)	Deferred tax assets on which a valuation allowance has been recognized mainly relate to Criteo Ltd, Criteo Corp, Criteo Singapore Pte. Ltd and Criteo Advertising (Beijing) Co. Ltd tax losses.

(3)	Recognition of previously unrecognized tax losses related to Criteo Corp for the 2015 and 2016 balances and Criteo do Brasil for the 2017 balance.

(4)	Special tax deductions refer to the application of a reduced income tax rate on the majority of the technology royalties income invoiced by the Parent to its subsidiaries.

(5)
Mainly related to difference in income tax rate between the Group theoretical rate and Criteo Corp including Hooklogic after the decrease of the U.S. federal income tax rate from 34% to 21% as a result of the 2017 Tax cut and Jobs Act.

Deferred Tax Assets and Liabilities
The following table shows the changes in the major sources of deferred tax assets and liabilities:

(in thousands)	Year ended December 31, 2015	Change recognized in profit or loss	Change recognized in OCI	Change in consolidation scope	Other	Currency translation adjustments	Year ended December 31, 2016

Deferred tax assets:
Net operating loss carryforwards	$28,423	$(1,048)	$—	$—	$—	$(912)	$26,463
Personnel-related accruals	7,302	257	—	—	(30)	241	7,770
Other accruals	3,093	975	—	—	30	276	4,374
Projected benefit obligation	578	213	466	—	—	(50)	1,207
Other	6,842	7,331	—	—	(482)	(265)	13,426
Deferred tax assets (gross)	46,238	7,728	466	—	(482)	(710)	53,240
Valuation allowance	(23,980)	3,630	(16)	—	—	545	(19,821)
Deferred tax asset (net)	22,258	11,358	450	—	(482)	(165)	33,419
Deferred tax liabilities:
Intangible assets	(150)	(6)	(477)	—	(33)	35	(631)
Other	(2,051)	(1,328)	—	—	515	20	(2,844)
Deferred tax liabilities	(2,201)	(1,334)	(477)	—	482	55	(3,475)
Net deferred income tax balance	$20,057	$10,024	$(27)	$—	$—	$(110)	$29,944

(in thousands)	Year ended December 31, 2016	Change recognized in profit or loss	Change recognized in OCI	Change in consolidation scope	Other	Currency translation adjustments	Year ended December 31, 2017

Deferred tax assets:
Net operating loss carryforwards	$26,463	$3,404	$—	$6,294	$246	$865	$37,272
Personnel-related accruals	7,770	(2,055)	—	467	165	160	6,507
Other accruals	4,374	385	—	10	—	145	4,914
Projected benefit obligation	1,207	453	35	—	(110)	189	1,774
Other	13,426	4,657	10,643	124	(165)	702	29,387
Deferred tax assets (gross)	53,240	6,844	10,678	6,895	136	2,061	79,854
Valuation allowance	(19,821)	(7,834)	—	(5,653)	(218)	(1,541)	(35,067)
Deferred tax asset (net)	33,419	(990)	10,678	1,242	(82)	520	44,787
Deferred tax liabilities:
Intangible assets	(631)	11,176	—	(31,936)	—	(271)	(21,662)
Other	(2,844)	3,083	—	(796)	82	74	(401)
Total deferred tax liabilities	(3,475)	14,259	—	(32,732)	82	(197)	(22,063)
Net deferred income tax balance	$29,944	$13,269	$10,678	$(31,490)	$—	$323	$22,724
Amounts recognized in our Consolidated Financial Statements are calculated at the level of each subsidiary within our Consolidated Financial Statements. As at December 31, 2015, 2016 and 2017, the valuation allowance against net deferred income taxes amounted to $24.0 million, $19.9 million and $35.1 million, which related mainly to Criteo Corp. including Hooklogic Inc. ($12.4 million, $0.9 million and $14.7 million, respectively), Criteo do Brasil ($3.9 million, $3.6 million and nil, respectively), Criteo Ltd including Hooklogic Ltd ($4.7 million, $4.7 million and $6.3 million, respectively), Criteo China ($1.4 million, $3.7 million and $6.5 million, respectively) and Criteo France ($0.6 million, $3.0 million and $2.9 million, respectively).
The main changes that occurred in 2017 mainly relate to the deferred tax liability on Hooklogic intangible assets recognized in the context of the definitive purchase price allocation ("Change in consolidation scope"), the limited impact of the U.S. federal income tax decrease from 34% to 21% on the deferred tax assets and liabilities positions ("Change in profit or loss") as well as a deferred tax asset recognition through retained earnings based on the application of ASU 2016-09 Compensation-Stock Compensation (Topic 718): Improvement to Employee Share-based Payment Accounting ("Change recognized in OCI").
In accordance with ASC 740 - Income taxes, no uncertain tax positions were identified as of December 31, 2017.
The Company has various net operating loss carryforwards in the U.S. and China for $6.6 million and $6.4 million, respectively, which begin to expire in 2030 and 2019, respectively. The Company has net operating loss carryforwards in the United Kingdom of $6.0 million which have no expiration date.
Current tax assets
The balance mainly related to the U.S. research tax credit receivable.

Ongoing tax inspection in the United States
On September 27, 2017, we received a draft notice of proposed adjustment "NOPA" from the Internal Revenue Service ("IRS") audit of Criteo Corp. for the year ended December 31, 2014, confirmed by the definitive notice dated February 8, 2018. If the IRS prevails in its position, it could result in an additional federal tax liability of an estimated maximum aggregate amount of approximately $15.0 million, excluding related fees, interest and penalties. We strongly disagree with the IRS's position as asserted in the notice of proposed adjustment and intend to contest it.

Note 21. Earnings Per Share
Basic Earnings Per Share
We calculate basic earnings per share by dividing the net income for the period attributable to shareholders of the Parent by the weighted average number of shares outstanding.

	Year Ended December 31,
	2015	2016	2017

	(in thousands, except share data)

Net income attributable to shareholders of Criteo S.A.	$59,553	$82,272	$91,214
Weighted average number of shares outstanding	61,835,499	63,337,792	65,143,036
Basic earnings per share	$0.96	$1.30	$1.40
Diluted Earnings Per Share
We calculate diluted earnings per share by dividing the net income attributable to shareholders of the Parent by the weighted average number of shares outstanding plus any potentially dilutive shares not yet issued from share-based compensation plans (see note 18). There were no other potentially dilutive instruments outstanding as of December 31, 2015, 2016 and 2017. Consequently all potential dilutive effects from shares are considered.
For each period presented, a contract to issue a certain number of shares (i.e. share option, share warrant, restricted share award or BSPCE contracts) is assessed as potentially dilutive, if it is “in the money” (i.e., the exercise or settlement price is inferior to the average market price).

	Year Ended December 31,
	2015	2016	2017

	(in thousands, except share data)

Net income attributable to shareholders of Criteo S.A.	$59,553	$82,272	$91,214
Weighted average number of shares outstanding of Criteo S.A.	61,835,499	63,337,792	65,143,036
Dilutive effect of :
Restricted share awards	—	253,728	1,401,957
Share options and BSPCE	3,133,549	1,958,728	1,239,149
Share warrants	127,438	83,222	67,829
Weighted average number of shares outstanding used to determine diluted earnings per share	65,096,486	65,633,470	67,851,971
Diluted earnings per share	$0.91	$1.25	$1.34

The weighted average number of securities that were anti-dilutive for diluted EPS for the periods presented but which could potentially dilute EPS in the future are as follows:

	Year Ended December 31,
	2015	2016	2017

Restricted share awards	273,896	396,086	758,859
Share options and BSPCE	968,734	509,442	272,146
Share warrants	15,925	—	—
Weighted average number of anti-dilutive securities excluded from diluted earnings per share	1,258,555	905,528	1,031,005
Note 22. Commitments and contingencies
Operating Lease Arrangements
Future payment obligations under non-cancellable operating leases as of December 31, 2017 are listed below:

	Less than 1 year	1 to 5 years	5 years +	Total
		(in thousands)

Minimum payments for property leases	$38,785	$92,885	$41,496	$173,166
Minimum payments for hosting services	53,735	46,619	—	100,354
Operating Lease Expenses
Operating lease expenses relating to our offices totaled $35.4 million, $32.1 million and $23.6 million for the years ended December 31, 2017, 2016, and 2015, respectively.
Operating lease expenses relating to hosting services totaled $57.9 million, $42.0 million, and $30.4 million for the years ended December 31, 2017, 2016, and 2015, respectively.
Purchase Obligations
As of December 31, 2017, we had $9.2 million of other non-cancellable contractual obligations, primarily related to software licenses and maintenance.
Revolving Credit Facilities, Credit Lines Facilities and Bank Overdrafts
As mentioned in Note 13, we are party to one RCF with a syndicate of banks which allow us to draw up to €350.0 million ($419.8 million). As of December 31, 2016, $75.0 million had been drawn. This amount was re-paid in full during the second quarter of 2017 resulting in a nil balance as of December 31, 2017. The RCF contains covenants, including compliance with a total net debt to adjusted EBITDA ratio and restrictions on incurring additional indebtedness. At December 31, 2017, we were in compliance with the required leverage ratio.
We are also party to short-term credit lines and overdraft facilities with HSBC plc, and LCL. We are authorized to draw up to a maximum of €14.5 million ($17.4 million) in the aggregate under the short-term credit lines and overdraft facilities. As of December 31, 2017, we had not drawn on any of these facilities. Any loans or overdraft under these short-term facilities bear interest based on the one month EURIBOR rate or three month EURIBOR rate. As these facilities are exclusively short-term credit and overdraft facilities, our banks have the ability to terminate such facilities on short notice.

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

Note 23. Related Parties
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
On October 26, 2016, Romain Niccoli resigned as Chief Product Officer, with effect from December 31, 2016.
On March 1, 2017, Mollie Spilman, Chief Operating Officer, and Dan Teodosiu, Chief Technical Officer were appointed Executive Officers.
The Executive Officers as of December 31, 2017 were:

•	Jean-Baptiste Rudelle—Executive Chairman

•	Eric Eichmann—Chief Executive Officer

•	Benoit Fouilland—Chief Financial Officer

•	Mollie Spilman—Chief Operating Officer

•	Dan Teodosiu—Chief Technical Officer
Total compensation for the Executive Officers, including social contributions, is summarized in the following table:

	Year Ended December 31,
	2015	2016	2017

	(in thousands)

Short-term benefits (1)	$(3,067)	$(2,755)	$(3,345)
Long-term benefits (2)	(245)	(194)	(130)
Shared-based compensation	(4,594)	(7,159)	(11,802)
Total	$(7,906)	$(10,108)	$(15,277)
(1) wages, bonuses and other compensations
(2) pension defined benefit plan
For the year ended December 31, 2017, 2016 and 2015, there were no material related party transactions.

Note 24. Breakdown of Revenue and Non-Current Assets by Geographical Areas
The Company operates in the following three geographical markets:

•	Americas: North and South America;

•	EMEA: Europe, Middle-East and Africa; and

•	Asia-Pacific.
 The following tables disclose our consolidated revenue for each geographical area for each of the reported periods. Revenue by geographical area is based on the location of advertisers’ campaigns.

	Americas	EMEA	Asia-Pacific	Total
	(in thousands)

December 31, 2015	$505,653	$541,105	$276,411	$1,323,169
December 31, 2016	730,873	660,523	407,750	1,799,146
December 31, 2017	$990,424	$808,961	$497,307	$2,296,692
Revenue generated in France amounted to $116.8 million, $132.2 million and $149.6 million for the periods ended December 31, 2015, 2016 and 2017, respectively.
Revenue generated in other significant countries where we operate is presented in the following table:

	Year Ended December 31,
	2015	2016	2017
	(in thousands)

Americas
United States	$419,742	$630,047	$869,004
EMEA
Germany	111,792	137,116	183,297
United Kingdom	107,071	115,053	115,226
Asia-Pacific
Japan	$190,066	$285,959	$355,338

Other Information
For each reported period, non-current assets (corresponding to the net book value of tangible and intangible assets) are presented in the table below. The geographical information results from the locations of legal entities.

			Of which			Of which
	Holding	Americas	United States	EMEA	Asia-Pacific	Japan	Singapore	Total
(in thousands)

December 31, 2016	$55,052	$43,308	$42,474	$7,132	$26,033	$8,965	$11,574	$131,525
December 31, 2017	$100,819	$113,272	$112,685	$18,850	$25,020	$10,141	$10,085	$257,961
Note 25. Subsequent Events
The Company evaluated subsequent events that occurred after December 31, 2017 through the date of issuance of the Consolidated Financial Statements and determined that, other than the receipt of the final "NOPA" from the IRS as disclosed in Note 20. Income Taxes, there are no significant events that require adjustments or disclosure in such Consolidated Financial Statements.