Form 10-Q
period 2018-03-31
Criteo S.A.
filed 2018-05-04
CIK 1576427

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended March 31, 2018
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
If an emerging growth company, indicate by check mark if the registrant has not elected to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐    No ☒
          As of April 30, 2018, the registrant had 66,343,573 ordinary shares, nominal value €0.025 per share, outstanding.

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

Special Note Regarding Forward-Looking Statements
This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are based on our management’s beliefs and assumptions and on information currently available to our management. All statements other than present and historical facts and conditions contained in this Form 10-Q , including statements regarding our future results of operations and financial position, business strategy, plans and objectives for future operations, are forward-looking statements. When used in this Form 10-Q, the words “anticipate,” “believe,” “can,” “could,” “estimate,” “expect,” “intend,” “is designed to,” “may,” “might,” “plan,” “potential,” “predict,” “objective,” “should,” or the negative of these and similar expressions identify forward-looking statements. Forward-looking statements include, but are not limited to, statements about:

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

You should refer to Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2017, and to Part II, Item 1A "Risk Factors" of this Form 10-Q, for a discussion of important factors that may cause our actual results to differ materially from those expressed or implied by our forward-looking statements. As a result of these factors, we cannot assure you that the forward-looking statements in this Form 10-Q will prove to be accurate. Furthermore, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified time frame or at all. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.
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

PART I
Item 1. Financial Statements.

CRITEO S.A.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION (UNAUDITED)

	Notes	December 31, 2017	March 31, 2018

		(in thousands)
Assets
Current assets:
Cash and cash equivalents	4	$414,111	483,874
Trade receivables, net of allowances	5	484,101	395,707
Income taxes		8,882	7,646
Other taxes		58,346	52,557
Other current assets	6	26,327	26,463
Total current assets		991,767	966,247
Property, plant and equipment, net		161,738	153,252
Intangible assets, net	7	96,223	92,384
Goodwill	7	236,826	237,757
Non-current financial assets		19,525	21,137
Deferred tax assets		25,221	28,583
Total non-current assets		539,533	533,113
Total assets		$1,531,300	$1,499,360
Liabilities and shareholders' equity
Current liabilities:
Trade payables		$417,032	$359,296
Contingencies	14	1,798	836
Income taxes		9,997	10,403
Financial liabilities - current portion	9	1,499	1,747
Other taxes		58,783	52,342
Employee - related payables		66,219	65,646
Other current liabilities	8	65,677	29,851
Total current liabilities		621,005	520,121
Deferred tax liabilities		2,497	2,552
Retirement benefit obligation		5,149	5,748
Financial liabilities - non current portion	9	2,158	2,022
Other non-current liabilities		2,793	5,246
Total non-current liabilities		12,597	15,568
Total liabilities		633,602	535,689
Commitments and contingencies
Shareholders' equity:
Common shares, €0.025 par value, 66,085,097 and 66,248,351 shares authorized, issued and outstanding at December 31, 2017 and March 31, 2018, respectively.		2,152	2,157
Additional paid-in capital		591,404	610,281
Accumulated other comprehensive (loss)		(12,241)	12,710
Retained earnings		300,210	320,020
Equity-attributable to shareholders of Criteo S.A.		881,525	945,168
Non-controlling interests		16,173	18,503
Total equity		897,698	963,671
Total equity and liabilities		$1,531,300	$1,499,360
The accompanying notes form an integral part of these unaudited condensed consolidated financial statements.

CRITEO S.A.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

		Three Months Ended
	Notes	March 31, 2017	March 31, 2018
		(in thousands, except share per data)

Revenue	2	$516,667	$564,164

Cost of revenue:
Traffic acquisition costs		(306,693)	(323,746)
Other cost of revenue		(27,155)	(30,059)

Gross profit		182,819	210,359

Operating expenses:
Research and development expenses		(39,521)	(45,318)
Sales and operations expenses		(90,730)	(95,649)
General and administrative expenses		(31,516)	(34,591)
Total operating expenses		(161,767)	(175,558)
Income from operations		21,052	34,801
Financial income (expense)	11	(2,333)	(1,325)
Income before taxes		18,719	33,476
Provision for income taxes	12	(4,201)	(12,386)
Net income		$14,518	$21,090

Net income available to shareholders of Criteo S.A.		$12,442	$19,809
Net income available to non-controlling interests		$2,076	$1,281

Net income allocated to shareholders of Criteo S.A. per share:
Basic	13	$0.19	$0.30
Diluted	13	$0.18	$0.29

Weighted average shares outstanding used in computing per share amounts:
Basic	13	64,189,194	66,160,375
Diluted	13	67,283,012	67,469,738
The accompanying notes form an integral part of these unaudited condensed consolidated financial statements.

CRITEO S.A.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended
	March 31, 2017	March 31, 2018
	(in thousands)

Net income	$14,518	$21,090
Foreign currency translation differences, net of taxes	9,092	25,884
Foreign currency translation differences	9,092	25,884
Income tax effect	—	—
Actuarial (losses) gains on employee benefits, net of taxes	253	—
Actuarial gains on employee benefits	297	—
Income tax effect	(44)	—
Comprehensive income (loss)	$23,863	$46,974
Attributable to shareholders of Criteo S.A.	$21,293	$44,756
Attributable to non-controlling interests	$2,570	$2,218
The accompanying notes form an integral part of these unaudited condensed consolidated financial statements.

CRITEO S.A.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended
	March 31, 2017	March 31, 2018

Net income	$14,518	$21,090
Non-cash and non-operating items	41,473	53,966
- Amortization and provisions	22,316	26,050
- Equity awards compensation expense (1)	14,940	18,829
- Interest accrued and non-cash financial income and expenses	16	23
- Change in deferred taxes	(6,870)	(3,146)
- Income tax for the period	11,071	15,532
- Other (2)	—	(3,322)
Changes in working capital related to operating activities	(70)	23,687
- Decrease in trade receivables	59,569	91,292
- Decrease in trade payables	(75,030)	(62,945)
- Decrease in other current assets	8,253	7,958
- Increase/(decrease) in other current liabilities (2)	7,138	(12,618)
Income taxes paid	(11,683)	(14,216)
CASH FROM OPERATING ACTIVITIES	44,238	84,527
Acquisition of intangible assets, property, plant and equipment	(23,267)	(7,413)
Change in accounts payable related to intangible assets, property, plant and equipment	(4,939)	(25,154)
Disposal of business, net of cash disposed	—	(10,811)
Change in other non-current financial assets	(431)	(112)
CASH USED FOR INVESTING ACTIVITIES	(28,637)	(43,490)
Issuance of long-term borrowings	—	—
Repayment of borrowings	(2,053)	(238)
Proceeds from capital increase	12,937	166
Change in other financial liabilities (2)	119	16,845
CASH FROM FINANCING ACTIVITIES	11,003	16,773

CHANGE IN NET CASH AND CASH EQUIVALENTS	26,604	57,810
Net cash and cash equivalents at beginning of period	270,317	414,111
Effect of exchange rates changes on cash and cash equivalents (2)	6,892	11,953
Net cash and cash equivalents at end of period	$303,813	$483,874
(1) Of which $14.6 million and $18.4 million of equity awards compensation expense consisted of share-based compensation expense according to ASC 718 Compensation - stock compensation for the three months ended March 31, 2017 and 2018, respectively.
(2) During the three months ended March 31, 2018, the Company reported the cash impact of the settlement of hedging derivatives related to financing activities in cash from (used for) financing activities in the unaudited consolidated statements of cash flows.
The accompanying notes form an integral part of these unaudited condensed consolidated financial statements.

CRITEO S.A.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Criteo S.A. is a global commerce marketing technology company. We help commerce companies and brand manufacturers acquire, convert and re-engage their customers, using shopping data, predictive technology and large consumer reach. We strive to deliver post-click sales at scale to our clients across different marketing objectives to meet their targeted return on investment. Our data is pooled among our clients and offers deep insights into consumer intent and purchasing habits. To drive sales for our clients, we activate our data assets through proprietary machine-learning algorithms to engage consumers in real time through the pricing and delivery of highly relevant digital advertisements, across devices and environments. By pricing our offering on a cost-per-click and measuring our value based on post-click sales, we make the return on investment transparent and easy to measure for our clients. In these notes, Criteo S.A. is referred to as the "Parent" company and together with its subsidiaries, collectively, as "Criteo," the "Company," the "Group," or "we".

Note 1. Summary of Significant Accounting Policies

Basis of Presentation

The unaudited condensed consolidated financial statements included herein (the "Unaudited Condensed Consolidated Financial Statements") have been prepared by Criteo S.A. pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report filed on Form 10-K for the year ended December 31, 2017, filed with the SEC on March 1, 2018. The unaudited condensed consolidated financial statements included herein reflect all adjustments (consisting of normal, recurring adjustments) which are, in the opinion of management, necessary to state fairly the results for the interim periods presented. The results of operations for the interim periods presented are not necessarily indicative of the operating results to be expected for any subsequent interim period or for the fiscal year.

Conformity with U.S. GAAP requires the use of estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses in the condensed consolidated financial statements and accompanying notes. We base our estimates and judgments on historical information and on various other assumptions that we believe are reasonable under the circumstances. Our actual results may differ from these estimates. U.S. GAAP requires us to make estimates and judgments in several areas, including, but not limited to: (1) the recognition of revenue and particularly, the determination as to whether revenue should be reported on a gross or a net basis; (2) the evaluation of our trade receivables and the recognition of a valuation allowance for doubtful accounts; (3) the recognition of our deferred tax assets considering the subsidiaries projected taxable profit for future years (4) the evaluation of uncertain tax positions considering our transfer pricing policies and research tax credits in the United States and France; (5) the recognition and measurement of income tax positions considering the 2017 Tax Cuts and Jobs Act enacted in December 2017 in the U.S., and particularly the measurement of the base erosion anti-avoidance tax ("BEAT"); (6) the recognition and measurement of goodwill and intangible assets and particularly costs capitalized in relation to our customized internal-use software; and (7) the measurement of share-based compensation and related expenses.

There have been no changes to our significant accounting policies described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, except for the accounting pronouncements adopted below.

Accounting Pronouncements adopted in 2018

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606). Topic 606 supersedes the revenue recognition requirements in Topic 605 “Revenue Recognition” (Topic 605), and requires the Company to recognize revenue when control of promised services is transferred to our customers in an amount that reflects the consideration to which we expect to be entitled to in exchange for those services. We adopted the new standard effective January 1, 2018 using the modified retrospective method. The new standard had no significant impact on our Unaudited Condensed Consolidated Financial Statements, except for related disclosures (see Note 2 for further details).

In January 2017, the FASB issued Accounting Standards Update No. 2017-01 (ASU 2017-01) “Business Combinations (Topic 805): Clarifying the Definition of a Business.” ASU 2017-01 provides guidance to evaluate whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. If substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single asset or a group of similar assets, the assets acquired (or disposed of) are not considered a business. We adopted ASU 2017-01 as of January 1, 2018 on a prospective basis and it did not have a material impact on our financial position, results of operations or cash flows.
In May 2017, the FASB issued ASU 2017-09 Compensation - Stock Compensation (Topic 718). ASU 2017-09 was issued to provide clarity and reduce diversity in practice and complexity when applying the guidance in Topic 718 to a change in terms or conditions of a share based payment award. Under the new guidance, modification accounting is required only if the fair value, the vesting conditions, or the classification of the award changes as a result of the change in terms or conditions. We adopted ASU 2017-09 as of January 1, 2018 on a prospective basis and it did not have a material impact on our financial position, results of operations or cash flows.
In March 2017, FASB issued ASU 2017-07 Compensation-Retirements Benefits (Topic 715). ASU 2017-07 requires that an employer disaggregate the service cost component from the other components of net benefit cost. The amendments also provide explicit guidance on how to present the service cost component and the other components of net benefit cost in the income statement and allow only the service cost component of net benefit cost to be eligible for capitalization. We adopted ASU 2017-07 as of January 1, 2018 and it did not have a material impact on our financial position, results of operations or cash flows.
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”). Among other clarifications, ASU 2016-15 clarifies certain items, including the classification of payments for debt prepayment or debt extinguishment costs, including third-party costs, premiums paid, and other fees paid to lenders that are directly related to the debt prepayment or debt extinguishment, excluding accrued interest, which will now be included in the Financing Activities section in the Consolidated Statement of Cash Flows. We adopted ASU 2016 - 15 as of January 1, 2018 and it did not have a material impact on our financial position, results of operations or cash flows, including classification as operating, financing, or investing activities.
In October 2016, the FASB issued Accounting Standards Update No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers Other than Inventory (ASU 2016-16), which requires companies to recognize the income-tax consequences of an intra-entity transfer of an asset other than inventory. We adopted ASU 2016-16 as of January 1, 2018 on a modified retrospective basis. It did not have a material impact on our Consolidated Financial Statements.

Recently Issued Accounting Pronouncements not yet adopted

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases (Topic 842) (ASU 2016-02), which generally requires companies to recognize operating and financing lease liabilities and corresponding right-of-use assets on the balance sheet for operating leases with terms of more than 12 months, in addition to those currently recorded. We are in the process of implementing changes to our systems and processes in conjunction with our review of existing lease agreements. We will adopt Topic 842 effective January 1, 2019 and expect to elect certain available transitional practical expedients. We anticipate this standard will have a material impact on our financial position and results of operations. While we are continuing to assess all potential impacts of the new standard, we currently believe the most significant impact relates to the accounting for office and datacenter operating leases.

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

Note 2. Revenue

Adoption of ASC Topic 606, “Revenue from contracts with customers”
On January 1, 2018, we adopted Topic 606 using the modified retrospective method. The new standard had no significant impact on our Consolidated Financial Statements, except for related disclosures which are presented under Topic 606 for reporting periods beginning after January 1, 2018, while prior period disclosures are reported in accordance with previous Topic 605.
Nature of services
We generate revenues from our performance marketing service portfolio currently comprised of the following services:

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

•
Criteo Customer Acquisition BETA drives post-click sales for our commerce clients by helping them to acquire new prospective customers, using intent information across a large pool of retailers and engaging such prospective customers with personalized advertisements offering products or services that are predicted to be of interest to them.

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
Disaggregation of revenue
The following table presents our revenues disaggregated by geographical area:

	Americas	EMEA	Asia-Pacific	Total
For the three months ended	(in thousands)

March 31, 2017	$208,013	$189,092	$119,562	$516,667
March 31, 2018	$212,695	$222,611	$128,858	$564,164
Revenue recognition accounting policies
We recognize revenues when we transfer control of promised services directly to our clients or to advertising agencies, which we collectively refer to as our clients, in an amount that reflects the consideration to which we expect to be entitled to in exchange for those services.
All our services consist mainly in serving relevant advertising and banner to clients’ users, using Criteo’s technology, when client’s users are surfing on the web. Our contracts typically include a single promise to stand ready, to display the advertising or banner until a client’s user clicks. This represents a series of distinct repetitive services (units of time) that are substantially the same, with the same pattern of transfer to the client. Accordingly, the promise to stand ready is accounted for as a single performance obligation.

Each performance obligation is satisfied over time as the client continuously receives and consumes the benefits of the services in continue. We generally price our advertising campaigns on a cost per click basis (CPC) model based on the number of clicks generated by users on each advertisement we deliver in our advertising campaigns (variable consideration). Which means that we have a right to invoice our clients when a user clicks on an advertisement displayed by us. Advertising campaigns are billed and paid on a monthly basis. This amount is representative of the value of the service delivered to the client and therefore, applying the right-to-bill practical expedient, we recognize revenue over time based on the users’ clicks.
We act as principal in our arrangements because (i) we control the advertising inventory (spaces on websites) before it is transferred to our clients; (ii) we bear sole responsibility for fulfillment of the advertising promise and inventory risks and (iii) we have full discretion in establishing prices. Therefore, based on these factors, we report revenue earned and the costs incurred related on a gross basis.
We do not disclose the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less and (ii) contracts for which we recognize revenue at the amount to which we have the right to invoice for services performed.

Note 3. Restructuring
Restructuring of our China Operations

In May 2017, the Company announced it would no longer continue to serve the domestic market in China and would refocus its China operations entirely on the export business. As of December 31, 2017, we had a restructuring liability of $0.4 million included in other current liabilities on the consolidated statement of financial position. No additional expenses were recorded related to this restructuring in the three months ended March 31, 2018 and the remaining $0.4 million was paid during the period resulting in the extinguishment of the restructuring liability as of March 31, 2018.

Discontinuation of Criteo Predictive Search

On October 31, 2017, the Company announced that it had decided to discontinue the Criteo Predictive Search product. $4.1 million was recognized as restructuring charges in 2017. For the three months ended March 31, 2018, we recognized a gain of $0.3 million. This gain was due to employees being relocated within the company rather than being terminated, and to the reduction of share based compensation expenses which was partially offset by additional charges for facilities.

Three Months Ended
March 31, 2018
(in thousands)
Severance costs	$(195)
Facility exit costs	420
Other	(477)
Total restructuring costs / (gain)	$(252)

For the three months ended March 31, 2018, $0.1 million was included in Sales and Operations expenses and $(0.4) million in Research and Development expenses. Other costs relate to a reduction of share based compensation expenses of $(0.5) million due to forfeitures.

The following table summarizes restructuring activities as of March 31, 2018 included in other current liabilities on the balance sheet:

Restructuring Liability
(in thousands)
Restructuring liability - January 1, 2018	$2,351
Restructuring costs / (gain)	(252)
Amounts paid	(1,402)
Other	477
Restructuring liability - March 31, 2018	$1,174

Note 4. Financial Instruments
Credit Risk
The maximum exposure to credit risk at the end of each reported period is represented by the carrying amount of financial assets, and summarized in the following table:

	December 31, 2017	March 31, 2018
	(in thousands)
Cash and cash equivalents	$414,111	$483,874
Trade receivables, net of allowance	484,101	395,707
Other taxes	58,346	52,557
Other current assets	26,327	26,463
Non-current financial assets	19,525	21,137
Total	$1,002,410	$979,738
As of December 31, 2017 and March 31, 2018, no customer accounted for 10% or more of trade receivables.
We perform ongoing credit evaluations of our customers and do not require collateral. We maintain an allowance for estimated credit losses. During the year ended December 31, 2017 and the three-month period ended March 31, 2018, our allowance for doubtful accounts increased by $9.2 million and $3.2 million, respectively.
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
For each period presented, the aging of trade receivables and allowances for potential losses is as follows:

	December 31, 2017				March 31, 2018
	Gross value	%	Allowance	%	Gross value	%	Allowance	%
	(in thousands)		(in thousands)		(in thousands)		(in thousands)

Not yet due	$304,233	60.3%	$(168)	0.8%	$260,922	62.3%	$(236)	1.0%
0 - 30 days	121,957	24.2%	—	—%	93,522	22.3%	(508)	2.1%
31 - 60 days	29,325	5.8%	(21)	0.1%	24,697	5.9%	(62)	0.3%
61 - 90 days	7,498	1.5%	(35)	0.2%	3,423	0.8%	(124)	0.5%
> 90 days	41,906	8.3%	(20,594)	98.9%	37,103	8.8%	(23,030)	96.1%
Total	$504,919	100%	$(20,818)	100%	$419,667	100%	$(23,960)	100%

Financial Liabilities

	December 31, 2017	March 31, 2018

	(in thousands)
Trade payables	$417,032	$359,296
Other taxes	58,783	52,342
Employee-related payables	66,219	65,646
Other current liabilities	65,677	29,851
Financial liabilities	3,657	3,769
Total	$611,368	$510,904
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

	December 31, 2017	March 31, 2018

	(in thousands)
Derivative Assets:
Included in other current assets	$5,159	$—

Derivative Liabilities:
Included in financial liabilities - current portion	$—	$573
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

	December 31, 2017	March 31, 2018

	(in thousands)
Cash and cash equivalents	$267,236	$302,060
Money market funds	—	—
Interest-bearing bank deposits	146,875	181,814
Total cash and cash equivalents	$414,111	$483,874

For our cash and cash equivalents, the fair value approximates the carrying amount, given the nature of the cash and cash equivalents and the maturity of the expected cash flows.

Note 5. Trade Receivables
The following table shows the breakdown in trade receivables net book value for the presented periods:

	December 31, 2017	March 31, 2018

	(in thousands)
Trade accounts receivables	$504,919	$419,667
(Less) Allowance for doubtful accounts	(20,818)	(23,960)
Net book value at end of period	$484,101	$395,707
Changes in allowance for doubtful accounts are summarized below:

	2017	2018

	(in thousands)
Balance at January 1	$(11,598)	$(20,818)
Allowance for doubtful accounts	(3,686)	(4,436)
Reversal of provision	2,142	1,460
Currency translation adjustment	(87)	(166)
Balance at March 31	$(13,229)	$(23,960)
The change in allowance for doubtful accounts during the first three months of 2018 related mainly to increased business with categories of clients associated with a higher credit risk.

Note 6. Other Current Assets
The following table shows the breakdown in other current assets net book value for the presented periods:

	December 31, 2017	March 31, 2018

	(in thousands)
Prepayments to suppliers	$3,244	$3,833
Other debtors	5,694	5,389
Prepaid expenses	12,230	17,241
Derivative instruments	5,159	—
Gross book value at end of period	26,327	26,463
Net book value at end of period	$26,327	$26,463
Prepaid expenses mainly consist of office rental advance payments.
Derivative financial instruments include foreign currency swaps or forward purchases or sales contracts used to manage our exposure to the risk of exchange rate fluctuations. These instruments are considered level 2 financial instruments as they are measured using valuation techniques based on observable market data.

Note 7. Intangible assets and Goodwill
There have been no significant changes in intangible assets or goodwill since December 31, 2017. In addition, no triggering events have occurred that would indicate impairment in the balance of either intangible assets or goodwill.
The estimated amortization expense related to intangible assets for the next five years and thereafter is as follows:

	Software	Technology and customer relationships	Total
From April 1 to December 31, 2018	$7,013	$10,338	$17,351
2019	4,775	13,728	18,503
2020	2,876	8,700	11,576
2021	1,401	8,700	10,101
2022	781	8,700	9,481
Thereafter	—	25,372	25,372
Total	$16,846	$75,538	$92,384

Note 8. Other Current Liabilities
Other current liabilities are presented in the following table:

	December 31, 2017	March 31, 2018

	(in thousands)
Clients' prepayments	$33,495	$21,473
Accounts payable relating to capital expenditures	30,736	6,261
Other creditors	740	1,451
Deferred revenue	706	666
Total	$65,677	$29,851
The changes in "Client's prepayments" mainly related to the customers' cash advances for the Criteo Sponsored Products travel business. The changes in "accounts payable relating to capital expenditures" relate to significant data centers equipment and leasehold improvements acquisitions in 2017 paid during the three-month period ended March 31, 2018.

Note 9. Financial Liabilities
The changes in current and non-current financial liabilities during the period ended March 31, 2018 are illustrated in the following schedules:

	As of January 1, 2018	New borrowings	Repayments	Change in scope	Other (1)	Currency translation adjustment	As of March 31, 2018

	(in thousands)
Borrowings	$982	$—	$(238)	$—	$184	$27	$955
Other financial liabilities	517	—	(312)	—	—	14	219
Derivative instruments	—	—	—	—	573	—	573
Current portion	1,499	—	(550)	—	757	41	1,747
Borrowings	1,798	—	—	—	(184)	48	1,662
Other financial liabilities	360	—	—	—	—	—	360
Non current portion	2,158	—	—	—	(184)	48	2,022
Borrowings	2,780	—	(238)	—	—	75	2,617
Other financial liabilities	877	—	(312)	—	—	14	579
Derivative instruments	—	—	—	—	573	—	573
Total	$3,657	$—	$(550)	$—	$573	$89	$3,769
 (1) Includes reclassification from non-current to current portion based on maturity of the financial liabilities.
Borrowings are financial liabilities at amortized cost and are measured using level 2 fair value measurements.
We are party to several loan agreements and revolving credit facilities, or RCF, with third-party financial institutions. There have been no significant changes from what was disclosed in Note 13 to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2017.

Note 10. Share-Based Compensation
The board of directors has been authorized by the general meeting of the shareholders to grant employee warrants (Bons de Souscription de Parts de Créateur d’Entreprise or "BSPCEs"), share options (Options de Souscription d'Actions or "OSAs"), restricted share units ("RSUs") and non-employee warrants (Bons de Souscription d'Actions or "BSAs").
During the three months ended March 31, 2018, there were two grants of RSUs and one grant of OSAs under the Employee Share Option Plan 10 as defined in Note 18 to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2017.

•	On March 1, 2018, 122,448 RSUs were granted to Criteo employees subject to continued employment.

•	On March 16, 2018, 1,295,513 RSUs were granted to Criteo employees subject to continued employment.

•	On March 16, 2018, 794,733 OSAs were granted to senior management subject to continued employment.
There have been no changes in the vesting and method of valuation of the BSPCEs, OSAs, RSUs, or BSAs from what was disclosed in Note 18 to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on March 1, 2018, except for one grant of OSAs to a member of senior management which will vest as follows:

•	up to a half of OSAs at the expiration of a two (2) year period from the date hereof,

•
as from the expiration of the initial aforementioned two (2) year period, in increments of 1/16th at the end of each elapsed quarter (i.e., per successive three-month periods), for 2 years from that date.

Change in Number of BSPCE/OSA/RSU/BSA

	OSA/BSPCE	RSU	BSA	Total
Balance at January 1, 2018	3,192,708	4,212,508	186,276	7,591,492
Granted	794,732	1,417,961	—	2,212,693
Exercised (OSA/BSPCE/BSA)	(36,957)	—	—	(36,957)
Vested (RSU)	—	(126,456)	—	(126,456)
Forfeited	(68,515)	(201,714)	—	(270,229)
Expired	—	—	—	—
Balance at March 31, 2018	3,881,968	5,302,299	186,276	9,370,543
Breakdown of the Closing Balance

	OSA/BSPCE	RSU	BSA
Number outstanding	3,881,968	5,302,299	186,276
Weighted-average exercise price	€27.51	NA	€23.93
Number vested	2,072,722	NA	103,272
Weighted-average exercise price	€23.75	NA	€19.08
Weighted-average remaining contractual life of options outstanding, in years	7.39	NA	7.34

Reconciliation with the Unaudited Consolidated Statements of Income

	Three Months Ended
	March 31, 2017				March 31, 2018

	(in thousands)
	R&D	S&O	G&A	Total	R&D	S&O	G&A	Total
RSUs	$(3,472)	$(6,260)	$(2,728)	$(12,460)	$(4,617)	$(6,872)	$(5,147)	$(16,636)
Share options / BSPCE	(444)	(450)	(1,229)	(2,123)	(65)	(359)	(1,336)	(1,760)
Total share-based compensation	(3,916)	(6,710)	(3,957)	(14,583)	(4,682)	(7,231)	(6,483)	(18,396)
BSAs	—	—	(357)	(357)	—	—	(433)	(433)
Total equity awards compensation expense	$(3,916)	$(6,710)	$(4,314)	$(14,940)	$(4,682)	$(7,231)	$(6,916)	$(18,829)

Note 11. Financial Income and Expenses
The condensed consolidated statements of income line item “Financial income (expense)” can be broken down as follows:

	Three Months Ended
	March 31, 2017	March 31, 2018
	(in thousands)

Financial income from cash equivalents	$248	$225
Interest and fees	(757)	(556)
Interest on debt	(568)	(487)
Fees	(189)	(69)
Foreign exchange gain (loss)	(1,808)	(972)
Other financial expense	(16)	(22)
Total financial income (expense)	$(2,333)	$(1,325)
The $1.3 million financial expense for the three months ended March 31, 2018 was driven by the non-utilization costs incurred as part of our available RCF financing and hedging costs related to an intra-group position between Criteo S.A. and its U.S. subsidiary in the context of the funding of the HookLogic acquisition. As of February 2018, this position qualified as a net investment in a foreign operation and no longer requires hedging, resulting in reduced costs compared to the three months ended March 31, 2017. The $2.3 million financial expense for the three months ended March 31, 2017 was driven by the interest accrued as a result of drawing on the revolving credit facility entered into in September 2015 and the hedging cost related to the intra-group position between Criteo S.A. and its U.S. subsidiary, both in the context of the funding of HookLogic acquisition in November 2016.

Note 12. Income Taxes
Breakdown of Income Taxes
Our tax provision for interim periods is determined using an estimate of our annual effective tax rate (“AETR”), adjusted for discrete items arising in that quarter. To calculate our estimated AETR, we estimate our income before taxes and the related tax expense or benefit for the full fiscal year (total of expected current and deferred tax provisions), excluding the effect of significant unusual or infrequently occurring items or comprehensive income items not recognized in the statement of income. Each quarter, we update our estimate of the annual effective tax rate, and if our estimated annual tax rate does change, we make a cumulative adjustment in that quarter. Our quarterly tax provision, and our quarterly estimate of our annual effective tax rate, are subject to significant volatility due to several factors including our ability to accurately predict our income (loss) before provision for income taxes in multiple jurisdictions and the changes in foreign exchange rates. Our effective tax rate in the future will depend on the portion of our profits earned within and outside of France.
The condensed consolidated statements of income line item “Provision for income taxes” can be broken down as follows:

	Three Months Ended
	March 31, 2017	March 31, 2018
	(in thousands)
Current income tax	$(11,071)	$(15,532)
Net change in deferred taxes	6,870	3,146
Provision for income taxes	$(4,201)	$(12,386)
For the three months ended March 31, 2017 and 2018, we used an annual estimated tax rate of 29% and 37%, respectively, to calculate the provision for income taxes. The effective tax rate was 22% and 37% for the three months ended March 31, 2017 and 2018, respectively. The difference between the annual estimated tax rate and the effective tax rate for three months ended March 31, 2017 was due to the tax impact of discrete items such as share-based compensation in the United States. Discrete items were immaterial for the three months ended March 31, 2018 resulting in no difference between the annual estimated tax rate and the effective tax rate.
Our estimated annual effective tax rate includes our preliminary estimates for the impact of the U.S. Tax Cuts and Jobs Act (the "Tax Act") which was enacted on December 22, 2017 and introduces significant changes to U.S. income tax law. Effective in 2018, the Tax Act reduces the U.S. federal income tax rate from 35% to 21% and creates new taxes on certain related-party payments, referred to as a base erosion anti-avoidance tax, or “BEAT”. The BEAT provisions in the Tax Act eliminate the deduction of certain base-erosion payments made to related foreign corporations, and impose a minimum tax if greater than regular tax. The Tax Act also modifies the limitation on the amount of deductible interest expense and the limitation on the deductibility of certain executive compensation. Our estimates are preliminary, and our effective tax rate may be impacted as more information becomes available regarding the tax reform.
Current tax assets and liabilities
The total amount of current tax assets consists mainly of prepayments of income taxes and credits of Criteo Corp., Criteo do Brasil LTDA, and Criteo B.V.. The current tax liabilities refers mainly to the net corporate tax payables of Criteo S.A., K.K. and Criteo Deutschland.
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

	Three Months Ended
	March 31, 2017	March 31, 2018
Net income attributable to shareholders of Criteo S.A.	$12,442	$19,809
Weighted average number of shares outstanding	64,189,194	66,160,375
Basic earnings per share	$0.19	$0.30
Diluted Earnings Per Share
We calculate diluted earnings per share by dividing the net income attributable to shareholders of the Parent by the weighted average number of shares outstanding plus any potentially dilutive shares not yet issued from share-based compensation plans (see Note 11). There were no other potentially dilutive instruments outstanding as of March 31, 2017 and 2018. Consequently, all potential dilutive effects from shares are considered.
For each period presented, a contract to issue a certain number of shares (i.e. share option, non-employee warrant ("BSA"), restricted share unit ("RSU") or non-employee warrant ("BSPCE") is assessed as potentially dilutive if it is “in the money” (i.e., the exercise or settlement price is lower than the average market price).

	Three Months Ended
	March 31, 2017	March 31, 2018
Net income attributable to shareholders of Criteo S.A.	$12,442	$19,809
Weighted average number of shares outstanding of Criteo S.A.	64,189,194	66,160,375
Dilutive effect of :
Restricted share awards ("RSUs")	1,277,928	865,039
Share options and BSPCE	1,722,009	407,806
Share warrants	93,881	36,518
Weighted average number of shares outstanding used to determine diluted earnings per share	67,283,012	67,469,738
Diluted earnings per share	$0.18	$0.29

The weighted average number of securities that were anti-dilutive for diluted EPS for the periods presented but which could potentially dilute EPS in the future are as follows:

	Three Months Ended
	March 31, 2017	March 31, 2018

Restricted share awards	229,730	1,901,128
Share options and BSPCE	442,910	—
Weighted average number of anti-dilutive securities excluded from diluted earnings per share	672,640	1,901,128

Note 14. Commitments and contingencies
Commitments
Leases
We are party to various contractual commitments mainly related to our offices as well as hosting services. There have been no significant changes in future payment obligations for these contractual commitments from what was disclosed in Note 22 to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2017. Certain of these arrangements have free rent periods or escalating rent payment provisions, and we recognize rent expense under such arrangements on a straight-line basis.
Rent expenses relating to our offices totaled $8.8 million and $9.7 million for the three-month period ended March 31, 2017 and 2018, respectively.
Hosting costs totaled $13.9 million and $12.3 million for the three-month period ended March 31, 2017 and 2018, respectively.

Revolving Credit Facilities, Credit Line Facilities and Bank Overdrafts
As mentioned in Note 9, we are party to one RCF with a syndicate of banks which allow us to draw up to €350.0 million ($431.2 million). As of March 31, 2018, there was no amount drawn on the RCF.
This credit facility is unsecured and contains customary events of default and contains covenants, including compliance with a total net debt to adjusted EBITDA ratio and restrictions on incurring additional indebtedness. As of March 31, 2018, we were in compliance with the required leverage ratio.

Contingencies
Changes in provisions during the presented periods are summarized below:

	Provision for employee-related litigation	Other provisions	Total
	(in thousands)
Balance at January 1, 2018	$545	$1,253	$1,798
Increase			—
Provision used	(370)	(170)	(540)
Provision released not used	—	(456)	(456)
Currency translation adjustments	12	22	34
Balance at March 31, 2018	$187	$649	$836
- of which current	187	649	836
The amount of the provisions represent management’s best estimate of the future outflow. As of March 31, 2018, provisions are mainly in relation to employee-related litigations and other operating provisions.

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

	Americas	EMEA	Asia-Pacific	Total
For the three months ended:	(in thousands)

March 31, 2017	$208,013	$189,092	$119,562	$516,667
March 31, 2018	$212,695	$222,611	$128,858	$564,164
Revenue generated in France, the country of incorporation of the Parent, amounted to $37.5 million and $41.5 million for the three months ended March 31, 2017 and 2018, respectively.
    Revenue generated in other significant countries where we operate is presented in the following table:

	Three Months Ended
	March 31, 2017	March 31, 2018
	(in thousands)

Americas
United States	$179,663	$186,052
EMEA
Germany	$42,614	$54,515
United Kingdom	$28,197	$26,234
Asia-Pacific
Japan	$85,310	$92,263
As of March 31, 2017 and 2018, our largest client represented 1.9% and 2.2%, respectively, of our consolidated revenue.
Other Information
For each reported period, non-current assets (corresponding to the net book value of tangible and intangible assets) are presented in the table below. The geographical information results from the locations of legal entities.

			Of which			Of which	Of which
	Holding	Americas	United States	EMEA	Asia-Pacific	Japan	Singapore	Total
(in thousands)

December 31, 2017	$100,819	$113,272	$112,685	$18,850	$25,020	$10,141	$10,085	$257,961
March 31, 2018	$97,792	$106,530	$106,067	$18,859	$22,455	$9,296	$8,333	$245,636

Note 16. Related Parties
There were no significant related-party transactions during the period nor any change in the nature of the transactions as described in Note 23 to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

Note 17. Subsequent Events
The Company evaluated all subsequent events that occurred after March 31, 2018 through the date of issuance of the unaudited condensed consolidated financial statements and determined there are no significant events that require adjustments or disclosure.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the Securities and Exchange Commission, or "SEC", on March 1, 2018.

Critical Accounting Policies and Estimates

There have been no material changes to our critical accounting policies and estimates from the information provided in Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations," included in our Annual Report filed on Form 10-K for the year ended December 31, 2017, except for the adoption of ASC 606 as of January 1, 2018. Please refer to Note 1,"Summary of Significant Accounting Policies," of the Notes to Unaudited Condensed Consolidated Financial Statements for a discussion of the changes in accounting policies due to the adoption of this standard.

Recently Issued Pronouncements

See "Recently Issued Accounting Standards" under Note 1, "Summary of Significant Accounting Policies," of the Notes to Unaudited Condensed Consolidated Financial Statements for a discussion of certain accounting standards that have been issued during 2018.

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

Condensed Consolidated Statements of Income Data (Unaudited):

	Three Months Ended
	March 31, 2017	March 31, 2018
	(in thousands, except share and per share data) (unaudited)

Revenue	$516,667	$564,164

Cost of revenue (2):
Traffic acquisition costs	(306,693)	(323,746)
Other cost of revenue	(27,155)	(30,059)
Gross profit	182,819	210,359

Operating expenses
Research and development expenses (2)	(39,521)	(45,318)
Sales and operations expenses (2)	(90,730)	(95,649)
General and administrative expenses (2)	(31,516)	(34,591)
Total operating expenses	(161,767)	(175,558)
Income from operations	21,052	34,801
Financial income (expense)	(2,333)	(1,325)
Income before taxes	18,719	33,476
Provision for income taxes	(4,201)	(12,386)
Net income	$14,518	$21,090
Net income available to shareholders of Criteo S.A. (1)	$12,442	$19,809
Net income available to shareholders of Criteo S.A. per share:
Basic	$0.19	$0.30
Diluted	$0.18	$0.29

Weighted average shares outstanding used in computing per share amounts:
Basic	64,189,194	66,160,375
Diluted	67,283,012	67,469,738
(1) For the three months ended March 31, 2017 and 2018, this excludes $2.1 million and $1.3 million, respectively, of net income attributable to non-controlling interests held by Yahoo! Japan in our Japanese subsidiary Criteo KK.
(2) Cost of revenue and operating expenses include equity awards compensation expense, pension service costs, depreciation and amortization expense, restructuring costs, acquisition-related costs and deferred price consideration as follows:

Detailed Information on Selected Items:

	Three Months Ended
	March 31, 2017	March 31, 2018
	(in thousands) (unaudited)
Equity awards compensation expense
Research and development expenses	$3,916	$4,555
Sales and operations expenses	6,710	7,832
General and administrative expenses	4,314	6,916
Total equity awards compensation expense	$14,940	$19,303

Pension service costs
Research and development expenses	146	220
Sales and operations expenses	59	79
General and administrative expenses	85	135
Total pension service costs (a)	$290	$434

Depreciation and amortization expense
Cost of revenue	11,091	15,249
Research and development expenses (b)	2,944	2,221
Sales and operations expenses (c)	4,961	4,454
General and administrative expenses	1,171	1,722
Total depreciation and amortization expense	$20,167	$23,646

Acquisition-related costs
General and administrative expenses	6	—
Total acquisition-related costs	$6	$—

Restructuring
Cost of revenue	—	—
Research and development expenses	—	(348)
Sales and operations expenses	—	107
General and administrative expenses	—	(11)
Total Restructuring	$—	$(252)
(a) Effective January 1, 2012, actuarial gains and losses are recognized in other comprehensive income.
(b) Includes acquisition-related amortization of intangible assets of $2.2 million and $1.3 million for the three months ended March 31, 2017 and 2018, respectively.
(c) Includes acquisition-related amortization of intangible assets of $2.5 million and $2.2 million for the three months ended March 31, 2017 and 2018, respectively.

Consolidated Statements of Financial Position Data (Unaudited):

	December 31, 2017	March 31, 2018

	(in thousands) (unaudited)
Cash and cash equivalents	$414,111	$483,874
Total assets	1,531,300	1,499,360
Trade receivables, net of allowances for doubtful accounts	484,101	395,707
Total financial liabilities	3,657	3,769
Total liabilities	633,602	535,689
Total equity	$897,698	$963,671
Other Financial and Operating Data (Unaudited):

	Three Months Ended
	March 31, 2017	March 31, 2018
	(in thousands, except client data) (unaudited)
Number of clients	15,423	18,528
Revenue ex-TAC (3)	$209,974	$240,418
Adjusted Net Income (4)	$30,821	$40,519
Adjusted EBITDA (5)	$56,454	$77,932
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

	Three Months Ended
	March 31, 2017	March 31, 2018

	(in thousands) (unaudited)
Revenue	$516,667	$564,164
Adjustment:
Traffic acquisition costs	(306,693)	(323,746)
Revenue ex-TAC	$209,974	$240,418

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

	Three Months Ended
	March 31, 2017	March 31, 2018

	(in thousands) (unaudited)
Net income	$14,518	$21,090
Adjustments:
Equity awards compensation expense	14,940	19,303
Amortization of acquisition-related intangible assets	4,674	3,457
Acquisition-related costs	6	—
Restructuring	—	(252)
Tax impact of the above adjustments	(3,317)	(3,079)
Adjusted Net Income	$30,821	$40,519

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

	Three Months Ended
	March 31, 2017	March 31, 2018
	(in thousands)
Net income	$14,518	$21,090
Adjustments:
Financial expense (income)	2,333	1,325
Provision for income taxes	4,201	12,386
Equity awards compensation expense	14,940	19,303
Pension service costs	290	434
Depreciation and amortization expense	20,167	23,646
Acquisition-related costs	6	—
Restructuring	—	(252)
Total net adjustments	41,936	56,842
Adjusted EBITDA	$56,454	$77,932

Results of Operations for the Periods Ended March 31, 2017 and 2018 (Unaudited)
Revenue
Three months ended March 31, 2018 compared to the three months ended March 31, 2017

	Three Months Ended
	March 31, 2017	March 31, 2018	2017 vs 2018

	(in thousands)
Revenue as reported	$516,667	$564,164	9%
Conversion impact U.S dollar/other currencies		(31,086)
Revenue at constant currency (1)	516,667	533,078	3%
Americas
Revenue as reported	208,013	212,695	2%
Conversion impact U.S dollar/other currencies		203
Revenue at constant currency (1)	208,013	212,898	2%
EMEA
Revenue as reported	189,092	222,611	18%
Conversion impact U.S dollar/other currencies		(25,686)
Revenue at constant currency (1)	189,092	196,925	4%
Asia-Pacific
Revenue as reported	119,562	128,858	8%
Conversion impact U.S dollar/other currencies		(5,604)
Revenue at constant currency(1)	$119,562	$123,254	3%
(1) Growth at constant currency excludes the impact of foreign currency fluctuations and is computed by applying the 2017 average exchange rates for the relevant period to 2018 figures. We have included revenue at constant currency in this Form 10-Q because it is a key measure used by our management and board of directors to evaluate operating performance. Management reviews and analyzes business results excluding the effect of foreign currency translation because they believe this better represents our underlying business trends.
Revenue for the three months ended March 31, 2018 increased to $564.2 million, growing 9% (or 3% on a constant currency basis), compared to the three months ended March 31, 2017. Revenue from new clients contributed 85.4% to the year-over-year revenue growth, while revenue from existing clients contributed 14.6% to the year-over-year revenue growth. This increase in revenue was primarily driven by continued technology innovation, our broader product portfolio, improved access to publisher inventory, and the addition of over 3,100 net new clients across regions, sizes and products. Our ability to convert and maintain a large portion of our clients to uncapped budgets continued to be a driver of the increase in our revenue.
The year-over-year increase was the result of our growth across all regions. Revenue in the Americas region increased 2% (or 2% on a constant currency basis) to $212.7 million for the three months ended March 31, 2018 compared to the three months ended March 31, 2017. Growth was driven by increased spend and the adoption of a broader number of products from U.S. clients added in 2017, somewhat offset by more difficult market conditions in Latin America, in particular in Brazil. Revenue in EMEA increased 18% (or 4% on a constant currency basis) to $222.6 million for the three months ended March 31, 2018 compared to the three months ended March 31, 2017. This was largely driven by solid growth in Germany and Middle-East and Africa, as well as the higher adoption of our more recent beta products, Criteo Customer Acquisition, Criteo Audience Match, as well as Criteo Sponsored Products, across the main markets in the region. Revenue in the Asia-Pacific region increased 8% (or 3% on a constant currency basis) to $128.9 million for the three months ended March 31, 2018 compared to the three months ended March 31, 2017. This growth continued to be largely led by existing Tier-1 clients and new midmarket clients in Japan, as well as the introduction of Criteo Customer Acquisition in some markets across the region.

    Additionally, our $564.2 million of revenue for the three months ended March 31, 2018 was positively impacted by $31.1 million as a result of changes in foreign currency against the U.S. dollar compared to the three months ended March 31, 2017.
The year-over-year growth in revenue on a constant currency basis is primarily attributable to an increased number of clicks delivered on the advertising banners displayed by us.
Cost of Revenue
Three months ended March 31, 2018 compared to the three months ended March 31, 2017

	Three Months Ended		% change
	March 31, 2017	March 31, 2018	2017 vs 2018

	(in thousands, except percentages)
Traffic acquisition costs	$(306,693)	$(323,746)	6%
Other cost of revenue	$(27,155)	$(30,059)	11%
Total Cost of Revenue	$(333,848)	$(353,805)	6%
% of revenue	(65)%	(63)%
Gross profit %	35%	37%
Cost of revenue for the three months ended March 31, 2018 increased $20.0 million, or 6%, compared to the three months ended March 31, 2017. This increase was primarily the result of an increase of $17.1 million, or 6% (or 0.1% on a constant currency basis), in traffic acquisition costs and a $2.9 million, or 11% (or 8% on a constant currency basis), increase in other cost of revenue.
The increase in traffic acquisition costs related primarily to an increase of 10% in the number of impressions we purchased, driven by both publishers with whom we have direct relationships, including through our Criteo Direct Bidder, the main real-time bidding exchanges, both global and local, as well as large retailers working with Criteo Sponsored Products. Over the period, the average cost per thousand impressions (or "CPM"), decreased by 4.1% (or 9.1% on a constant currency basis), in large part due to the growing share, in our overall business, of inventory purchased in mobile applications, which tend to come at lower price per unit or CPM, relative to web-based inventory.
The year-over year growth in traffic acquisition costs was the result of our strong growth across all geographies. Traffic acquisition costs in the Americas region increased 2% (or 2% on a constant currency basis) to $131.5 million for the three months ended March 31, 2018 compared to the three months ended March 31, 2017, as we deployed our Criteo Direct Bidder solution with new large publishers, maintained direct relationships with large premium publishers and also increased purchases of impressions from the main real-time bidding exchanges. Traffic acquisition costs in EMEA increased 11% (or decreased by (1)% on a constant currency basis) to $119.9 million for the three months ended March 31, 2018 compared to the three months ended March 31, 2017. In EMEA, we significantly increased our purchases of mobile app inventory, through the main real-time bidding exchanges, and our purchases of impressions from both large publishers with whom we have direct relationships, including through Criteo Direct Bidder, also increased across markets in the region. Traffic acquisition costs in the Asia-Pacific region increased 3% (or decreased by (2)% on a constant currency basis) to $72.3 million for the three months ended March 31, 2018 compared to the three months ended March 31, 2017, as we continued to deploy Criteo Direct Bidder in the region, increased our purchases of impressions from global and local real-time bidding exchanges and maintained strong relationships with large premium publishers in the region, in particular in Japan.
The increase in other cost of revenue includes a $1.6 million decrease in hosting costs, a $4.2 million increase in allocated depreciation and amortization expense and a $0.4 million increase in other cost of sales, including additional purchases of third-party data.

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
Research and Development Expenses
Three months ended March 31, 2018 compared to the three months ended March 31, 2017

	Three Months Ended		% change
	March 31, 2017	March 31, 2018	2017 vs 2018

	(in thousands, except percentages)
Research and development expenses	$(39,521)	$(45,318)	15%
% of revenue	(8)%	(8)%
Research and development expenses for the three months ended March 31, 2018 increased $5.8 million, or 15%, compared to the three months ended March 31, 2017. This increase was the result of a growth in headcount to 673 employees resulting in $5.9 million of additional headcount related costs and a $1.0 million increase in rent and facilities costs, partially offset by a $0.7 million decrease in amortization and depreciation of assets and an increase in the French Research Tax Credit of $0.4 million.

Sales and Operations Expenses
Three months ended March 31, 2018 compared to the three months ended March 31, 2017

	Three Months Ended		% change
	March 31, 2017	March 31, 2018	2017 vs 2018

	(in thousands, except percentages)
Sales and operations expenses	$(90,730)	$(95,649)	5%
% of revenue	(18)%	(17)%

Sales and operations expenses for the three months ended March 31, 2018 increased $4.9 million, or 5%, compared to the three months ended March 31, 2017. This increase was the result of a growth in headcount to 1,536 employees resulting in $4.5 million of additional headcount-related costs, a $0.3 million increase in other operating taxes and an increase of $1.4 million in provisions for doubtful receivables and bad debts, partially offset by a $0.5 million decrease in allocated depreciation and amortization expense, a $0.1 million decrease in allocated rent and facilities costs, and a $0.7 million decrease in other costs.

General and Administrative Expenses
Three months ended March 31, 2018 compared to the three months ended March 31, 2017

	Three Months Ended		% change
	March 31, 2017	March 31, 2018	2017 vs 2018

	(in thousands, except percentages)
General and administrative expenses	$(31,516)	$(34,591)	10%
% of revenue	(6)%	(6)%
General and administrative expenses for the three months ended March 31, 2018 increased $3.1 million, or 10%, compared to the three months ended March 31, 2017. This increase was the result of a growth in headcount to 466 employees resulting in $4.0 million of additional headcount related costs, a $0.4 million increase in allocated rent and facilities costs, a $0.5 million increase in allocated depreciation and amortization expense. This was partially offset by a $1.3 million decrease in consulting and professional fees and a $0.5 million decrease in other costs.
Financial Income (Expense)
Three months ended March 31, 2018 compared to the three months ended March 31, 2017

	Three Months Ended		% change
	March 31, 2017	March 31, 2018	2017 vs 2018

(in thousands, except percentages)
Financial income (expense)	$(2,333)	$(1,325)	(43)%
% of revenue	—%	—%
Financial expense for the three months ended March 31, 2018 decreased by $(1.0) million, or (43)%, compared to the three months ended March 31, 2017. The $1.3 million financial expense for the three months ended March 31, 2018 was driven by the non-utilization costs incurred as part of our available RCF financing and hedging costs related to an intra-group position between Criteo S.A. and its U.S. subsidiary in the context of the funding of the HookLogic acquisition. As of February 2018, this position qualified as a net investment in a foreign operation and no longer requires hedging resulting in reduced costs compared to the three months ended March 31, 2017. The $2.3 million financial expense for the three months ended March 31, 2017 was driven by the interest accrued as a result of drawing on the revolving credit facility entered into in September 2015 and the hedging cost related to the intra-group position between Criteo S.A. and its U.S. subsidiary, both in the context of the funding of HookLogic acquisition in November 2016.

Provision for Income Taxes
Three months ended March 31, 2018 compared to the three months ended March 31, 2017

	Three Months Ended		% change
	March 31, 2017	March 31, 2018	2017 vs 2018

	(in thousands, except percentages)
Provision for income taxes	$(4,201)	$(12,386)	195%
% of revenue	(1)%	(2)%
Effective tax rate	22%	37%
For the three months ended March 31, 2017 and March 31, 2018, we used an annual estimated tax rate of 29% and 37% respectively to calculate the provision for income taxes. The effective tax rate was 22% and 37% for the three months ended March 31, 2017 and 2018, respectively. The difference between the annual estimated tax rate and the effective tax rate for three months ended March 31, 2017 was due to the tax impact of discrete items such as share-based compensation in the United States. Discrete items were immaterial for the three months ended March 31, 2018 resulting in no difference between the annual estimated tax rate and the effective tax rate.
Our estimated annual effective tax rate includes our preliminary estimates for the impact of the U.S. Tax Cuts and Jobs Act (the "Tax Act") which was enacted on December 22, 2017 and introduces significant changes to U.S. income tax law. Effective in 2018, the Tax Act reduces the U.S. federal income tax rate from 35% to 21% and creates new taxes on certain related-party payments, referred to as a base erosion anti-avoidance tax, or “BEAT”. The BEAT provisions in the Tax Act eliminate the deduction of certain base-erosion payments made to related foreign corporations, and impose a minimum tax if greater than regular tax. The Tax Act also modifies the limitation on the amount of deductible interest expense and the limitation on the deductibility of certain executive compensation. Our estimates are preliminary, and our effective tax rate may be impacted as more information becomes available regarding the tax reform.

Net Income
Three months ended March 31, 2018 compared to the three months ended March 31, 2017

	Three Months Ended		% change
	March 31, 2017	March 31, 2018	2017 vs 2018

	(in thousands, except percentages)
Net income	$14,518	21,090	45%
% of revenue	3%	4%

Net income for the three months ended March 31, 2018 increased $6.6 million, or 45%, compared to the three months ended March 31, 2017. This increase was the result of the factors discussed above, in particular, a $13.7 million increase in income from operations and a $1.0 million decrease in financial expense partially offset by a $8.3 million increase in provision for income taxes compared to the three months ended March 31, 2017.

Revenue, Traffic Acquisition Costs and Revenue ex-TAC by Region
The following table sets forth our revenue, traffic acquisition costs and Revenue ex-TAC by geographic region, including the Americas (North and South America), Europe, Middle East and Africa, or EMEA, and Asia-Pacific.

	Three Months Ended
Region	March 31, 2017	March 31, 2018	Year over Year Change

Revenue:	(amounts in thousands, except percentages)
Americas	$208,013	$212,695	2%
EMEA	189,092	222,611	18%
Asia-Pacific	119,562	128,858	8%
Total	516,667	564,164	9%

Traffic acquisition costs:
Americas	(128,867)	(131,521)	2%
EMEA	(107,583)	(119,893)	11%
Asia-Pacific	(70,243)	(72,332)	3%
Total	(306,693)	(323,746)	6%

Revenue ex-TAC (1):
Americas	79,146	81,174	3%
EMEA	81,509	102,718	26%
Asia-Pacific	49,319	56,526	15%
Total	$209,974	$240,418	14%

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

Constant Currency Reconciliation
Information in this Form 10-Q with respect to results presented on a constant currency basis was calculated by applying the 2017 average exchange rates for the relevant period to 2018 figures. We have included information with respect to our results presented on a constant currency basis because it is a key measure used by our management and board of directors to evaluate operating performance. Management reviews and analyzes business results excluding the effect of foreign currency translation because they believe this better represents our underlying business trends. Below is a table which reconciles the actual results presented in this section with the results presented on a constant currency basis:

	Three Months Ended
	March 31, 2017	March 31, 2018	YoY Change
	(amounts in thousands, except percentages)

Revenue as reported	$516,667	$564,164	9%
Conversion impact U.S. dollar/other currencies		(31,086)
Revenue at constant currency	$516,667	$533,078	3%

Traffic acquisition costs as reported	$(306,693)	$(323,746)	6%
Conversion impact U.S. dollar/other currencies		16,869
Traffic Acquisition Costs at constant currency	$(306,693)	$(306,877)	—%

Revenue ex-TAC as reported	$209,974	$240,418	14%
Conversion impact U.S. dollar/other currencies		(14,217)
Revenue ex-TAC at constant currency	$209,974	$226,201	8%
Revenue ex-TAC/Revenue as reported	41%	43%

Other cost of revenue as reported	$(27,155)	$(30,059)	11%
Conversion impact U.S. dollar/other currencies		676
Other cost of revenue at constant currency	$(27,155)	$(29,383)	8%

Adjusted EBITDA as reported	$56,454	$77,932	38%
Conversion impact U.S. dollar/other currencies		(9,313)
Adjusted EBITDA at constant currency	$56,454	$68,619	22%

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
Our cash and cash equivalents are invested primarily in demand deposit accounts that are currently providing only a minimal return. Our cash and cash equivalents at March 31, 2018 were held for working capital and general corporate purposes, which could include acquisitions, and amounted to $483.9 million as of March 31, 2018. The $69.8 million increase in cash and cash equivalents compared with December 31, 2017 primarily resulted from $84.5 million in cash from operating activities and $16.8 million in cash from financing activities. This was offset by $43.5 million used for investing activities over the period. The cash used for investing activities is mainly related to $32.6 million in capital expenditures and $10.8 million upon disposal of an activity. The cash used for financing activities is primarily related to $17.1 million cash impact of the settlement of hedging derivatives related to financing activities. In addition, the increase in cash includes a $12.0 million positive impact of changes in foreign exchange rates on our cash position over the period. We do not enter into investments for trading or speculative purposes. Our policy is to invest any cash in excess of our immediate requirements in investments designed to preserve the principal balance and provide liquidity. Accordingly, our cash and cash equivalents are invested primarily in demand deposit accounts that are currently providing only a minimal return.
Operating and Capital Expenditure Requirements
For the three months ended March 31, 2017 and 2018, our capital expenditures were $28.2 million and $32.6 million, respectively. In 2018, these capital expenditures were primarily related to the acquisition of data center and server equipment for our data centers in Amsterdam as well as furnishing and leasehold improvements of new offices and office expansions. We believe our existing cash balances will be sufficient to meet our anticipated cash requirements through at least the next 12 months. Our future working capital requirements will depend on many factors, including the rate of our revenue growth, the amount and timing of our investments in personnel and capital equipment, and the timing and extent of our introduction of new products and product enhancements. If our cash and cash equivalents balances and cash flows from operating activities are insufficient to satisfy our liquidity requirements, we may need to raise additional funds through equity, equity-linked or debt financings to support our operations, and such financings may not be available to us on acceptable terms, or at all. We may also need to raise additional funds in the event we determine in the future to effect one or more acquisitions of businesses, technologies, assets or products. If we are unable to raise additional funds when needed, our operations and ability to execute our business strategy could be adversely affected. If we raise additional funds through the incurrence of indebtedness, such indebtedness would have rights that are senior to holders of our equity securities and could contain covenants that restrict our operations. Any additional equity financing could be dilutive to our shareholders.
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

Historical Cash Flows
The following table sets forth our cash flows for the nine month period ended September 30, 2016 and 2017:

	Three Months Ended
	March 31, 2017	March 31, 2018

	(in thousands)
Cash from operating activities	$44,238	$84,527
Cash used in investing activities	$(28,637)	$(43,490)
Cash from (used for) financing activities	$11,003	$16,773
Operating Activities
Cash provided by operating activities is primarily impacted by the increase in the number of clients using our solution and by the amount of cash we invest in personnel and infrastructure to support the anticipated growth of our business. Cash provided by operating activities has typically been generated from net income and by changes in our operating assets and liabilities, particularly in the areas of accounts receivable and accounts payable and accrued expenses, adjusted for certain non-cash and non-operating items such as depreciation, amortization and share-based compensation, deferred tax assets and income taxes.
For the three months ended March 31, 2018, net cash provided by operating activities was $84.5 million and consisted of net income of $21.1 million, $54.0 million in adjustments for certain non-cash and non-operating items and changes in working capital of $23.7 million partially offset by $14.2 million of income taxes paid during the first three months of 2018. Adjustments for certain operating items primarily consisted of depreciation and amortization expense of $26.1 million, equity awards compensation expense of $18.8 million, $15.5 million of accrued income taxes partially offset by $3.3 million for other items and by $3.1 million of changes in deferred tax assets. The $23.7 million increase in cash from changes in working capital primarily consisted of a $91.3 million decrease in trade receivables, a $7.9 million decrease in other current assets including prepaid expenses and VAT receivables partially offset by a $62.9 million decrease in trade payables and a $12.6 million decrease in other current liabilities such as payroll and payroll related expenses and value-added tax ("VAT") payables.
Investing Activities
Our investing activities to date have consisted primarily of purchases of property and equipment and business acquisitions.
For the three months ended March 31, 2018, net cash used in investing activities was $43.5 million and consisted of $32.6 million for purchases of property and equipment and $10.8 million for the disposal of an activity.
Financing Activities
For the three months ended March 31, 2018, net cash from financing activities was $16.8 million resulting from the $17.1 million cash impact of the settlement of hedging derivatives related to financing activities and $0.2 million of share option exercises, partially offset by $0.2 million in repayments of borrowings and a $0.3 million change in other financial liabilities.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Market Risk

We are mainly exposed to foreign currency exchange rate fluctuations. There have been no material changes to our exposure to market risk during the first three months of 2018.

For a description of our foreign exchange risk, please see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - B. Liquidity and Capital Resources" in our Annual Report on Form 10-K for the year ended December 31, 2017.
A 10% increase or decrease of the Pound Sterling, the Euro, the Japanese yen or the Brazilian real against the U.S. dollar would have impacted the Condensed Consolidated Statements of Income as follows:

	Three Months Ended
	March 31, 2017		March 31, 2018

	(in thousands)
GBP/USD	+10%	-10%	+10%	-10%
Net income impact	$9	$(9)	$(212)	$212

	Three Months Ended
	March 31, 2017		March 31, 2018

	(in thousands)
BRL/USD	+10%	-10%	+10%	-10%
Net income impact	$54	$(54)	$15	$(15)

	Three Months Ended
	March 31, 2017		March 31, 2018

	(in thousands)
JPY/USD	+10%	-10%	+10%	-10%
Net income impact	$403	$(403)	$249	$(249)

	Three Months Ended
	March 31, 2017		March 31, 2018

	(in thousands)
EUR/USD	+10%	-10%	+10%	-10%
Net income impact	$2,401	$(2,401)	$2,864	$(2,864)
Credit Risk and Trade receivables
For a description of our credit risk and trade receivables, please see "Note 4. Financial instruments" in the Notes to the Consolidated Financial Statements.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Based on their evaluation as of March 31, 2018, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective to provide reasonable assurance that (i) the information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and (ii) such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Item 1A. Risk Factors.

You should carefully consider the risks described below and under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017. These risks and uncertainties are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, also may become important factors that affect us. If any such risks materialize, our business, financial condition and results of operations could be materially harmed and the trading price of our ADSs could decline. These risks are not exclusive and additional risks and uncertainties that we are unaware of, or that we currently believe are not material, also may become important factors that affect us. There have been no material changes to the Risk Factors described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 except as follows.

The third parties upon which we rely for access to data and revenue opportunities may implement technical restrictions that impede our access to such data and revenue opportunities, which could materially impact our business and results of operations.

A substantial portion of the data we rely on comes from our publisher partners and other third parties, including advertising exchange platforms (including supply-side platforms, or “SSPs”, such as Google's DoubleClick Ad Exchange). Similarly, we rely on our publisher partners, advertising exchange platforms and other third parties for opportunities to serve advertisements through which we generate our revenue. Our ability to successfully leverage such data and successfully generate revenue from such opportunities could be impacted by restrictions imposed by or on our publisher partners or other third parties, including restrictions on our ability to use or read cookies or other tracking features or our ability to use real-time bidding networks or other bidding networks.

In light of the General Data Protection Regulation, or GDPR, which comes into effect on May 25, 2018, SSPs may impose restrictions on our ability to bid on opportunities to serve ads. For example, third-party publishers are responsible under GDPR for gathering necessary user consents and indicating to SSPs that Criteo has been approved by the applicable users. However, we cannot predict or control how these third-party publishers will solicit, gather or transmit these consents. As part of their efforts to comply with their understanding of the requirements of the GDPR, which are subject to interpretation, SSPs that run advertising exchanges may require actions from such third party publishers with respect to such consents that are stricter than what the regulations require. To the extent third-party publishers do not or are not able to gather and transmit such consents in the manner required by the SSP, or if their solutions have not been implemented by May 25, 2018, we will lose the ability to bid on these opportunities, which may have a substantial impact on our revenue.

Further, after obtaining a user’s consent, these third-party publishers will need to transmit these consent flags through advertising exchanges to us to allow us to bid on opportunities to serve ads to consenting users. However, we cannot know at this point how publishers will transmit these consent flags, how SSPs, through which we purchase the majority of our digital ad space and thereby generate the majority of our revenue, will interpret these flags and how these consent flags will be passed along to us. To the extent we cannot use or interpret these consent flags, our access to opportunities that would otherwise be available to us will be reduced, which could have a substantial impact on our revenue.

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

CRITEO S.A.
(Registrant)

	By:	/s/ Benoit Fouilland
Date: May 4, 2018	Name:	Benoit Fouilland
	Title:	Chief Financial Officer
(Principal financial officer and duly authorized signatory)