Form 10-Q
period 2018-06-30
Criteo S.A.
filed 2018-08-02
CIK 1576427

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended June 30, 2018
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
If an emerging growth company, indicate by check mark if the registrant has not elected to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐    No ☒
          As of July 31, 2018, the registrant had 67,006,234 ordinary shares, nominal value €0.025 per share, outstanding.

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

PART I
Item 1. Financial Statements.

CRITEO S.A.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION (UNAUDITED)

	Notes	December 31, 2017	June 30, 2018

		(in thousands)
Assets
Current assets:
Cash and cash equivalents	4	$414,111	480,285
Trade receivables, net of allowance	5	484,101	372,906
Income taxes		8,882	11,921
Other taxes		58,346	42,076
Other current assets	6	26,327	26,114
Total current assets		991,767	933,302
Property, plant and equipment, net		161,738	146,904
Intangible assets, net	7	96,223	87,031
Goodwill	7	236,826	235,950
Non-current financial assets		19,525	20,226
Deferred tax assets		25,221	33,129
Total non-current assets		539,533	523,240
Total assets		$1,531,300	$1,456,542
Liabilities and shareholders' equity
Current liabilities:
Trade payables		$417,032	$321,295
Contingencies	14	1,798	1,811
Income taxes		9,997	9,346
Financial liabilities - current portion	9	1,499	1,055
Other taxes		58,783	46,947
Employee - related payables		66,219	65,832
Other current liabilities	8	65,677	30,803
Total current liabilities		621,005	477,089
Deferred tax liabilities		2,497	3,251
Retirement benefit obligation		5,149	5,472
Financial liabilities - non current portion	9	2,158	1,758
Other non-current liabilities		2,793	4,104
Total non-current liabilities		12,597	14,585
Total liabilities		633,602	491,674
Commitments and contingencies
Shareholders' equity:
Common shares, €0.025 par value, 66,085,097 and 66,861,045 shares authorized, issued and outstanding at December 31, 2017 and June 30, 2018, respectively.		2,152	2,177
Additional paid-in capital		591,404	630,772
Accumulated other comprehensive (loss)		(12,241)	(20,722)
Retained earnings		300,210	333,725
Equity-attributable to shareholders of Criteo S.A.		881,525	945,952
Non-controlling interests		16,173	18,916
Total equity		897,698	964,868
Total equity and liabilities		$1,531,300	$1,456,542
The accompanying notes form an integral part of these unaudited condensed consolidated financial statements.

CRITEO S.A.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

		Three Months Ended		Six Months Ended
	Notes	June 30, 2017	June 30, 2018	June 30, 2017	June 30, 2018
		(in thousands, except share per data)

Revenue	2	$542,022	$537,185	$1,058,688	$1,101,349

Cost of revenue:
Traffic acquisition costs		(322,200)	(306,963)	(628,893)	(630,709)
Other cost of revenue		(32,808)	(29,957)	(59,963)	(60,016)

Gross profit		187,014	200,265	369,832	410,624

Operating expenses:
Research and development expenses		(43,611)	(47,544)	(83,132)	(92,862)
Sales and operations expenses		(97,900)	(92,726)	(188,631)	(188,375)
General and administrative expenses		(32,239)	(35,644)	(63,754)	(70,235)
Total operating expenses		(173,750)	(175,914)	(335,517)	(351,472)
Income from operations		13,264	24,351	34,315	59,152
Financial income (expense), net	11	(2,094)	(1,006)	(4,427)	(2,331)
Income before taxes		11,170	23,345	29,888	56,821
Provision for income taxes	12	(3,665)	(8,638)	(7,866)	(21,024)
Net income		$7,505	$14,707	$22,022	$35,797

Net income available to shareholders of Criteo S.A.		$5,970	$13,726	$18,411	$33,535
Net income available to non-controlling interests		$1,535	$981	$3,611	$2,262

Net income allocated to shareholders of Criteo S.A. per share:
Basic	13	$0.09	$0.21	$0.28	$0.51
Diluted	13	$0.09	$0.20	$0.27	$0.50

Weighted average shares outstanding used in computing per share amounts:
Basic	13	65,027,985	66,347,599	64,611,237	66,254,476
Diluted	13	68,131,274	67,488,311	67,709,789	67,479,513
The accompanying notes form an integral part of these unaudited condensed consolidated financial statements.

CRITEO S.A.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30, 2017	June 30, 2018	June 30, 2017	June 30, 2018
	(in thousands)

Net income	$7,505	$14,707	$22,022	$35,797
Foreign currency translation differences, net of taxes	36,762	(34,555)	45,854	(8,671)
Foreign currency translation differences	36,762	(34,555)	45,854	(8,671)
Income tax effect	—	—	—	—
Actuarial (losses) gains on employee benefits, net of taxes	337	413	590	413
Actuarial gains on employee benefits	401	413	698	413
Income tax effect	(64)	—	(108)	—
Comprehensive income (loss)	$44,604	$(19,435)	$68,466	$27,539
Attributable to shareholders of Criteo S.A.	$43,097	$(19,705)	$64,390	$25,051
Attributable to non-controlling interests	$1,507	$270	$4,076	$2,488
The accompanying notes form an integral part of these unaudited condensed consolidated financial statements.

CRITEO S.A.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30, 2017	June 30, 2018	June 30, 2017	June 30, 2018
	(in thousands)
Net income	$7,505	$14,707	$22,022	$35,797
Non-cash and non-operating items	42,974	54,021	84,448	107,987
- Amortization, depreciation and provisions	24,376	25,099	46,692	51,149
- Equity awards compensation expense (1)	14,918	20,241	29,858	39,070
- Interest accrued and non-cash financial income and expenses	15	21	32	44
- Change in deferred taxes	(5,536)	(4,389)	(12,405)	(7,535)
- Income tax for the period	9,201	13,028	20,271	28,560
- Other (2)	—	21	—	(3,301)
Changes in working capital related to operating activities	25,860	(10,043)	25,790	13,644
- (Increase) / Decrease in trade receivables	(23,358)	10,154	36,211	101,446
- Increase / (Decrease) in trade payables	48,776	(26,745)	(26,254)	(89,690)
- (Increase) / Decrease in other current assets	(3,493)	5,821	2,580	13,779
- Increase/(Decrease) in other current liabilities (2)	3,935	727	13,253	(11,891)
Income taxes paid	(15,848)	(18,344)	(27,531)	(32,560)
CASH FROM OPERATING ACTIVITIES	60,491	40,341	104,729	124,868
Acquisition of intangible assets, property, plant and equipment	(30,008)	(18,880)	(53,275)	(26,293)
Change in accounts payable related to intangible assets, property, plant and equipment	2,953	1,033	(1,986)	(24,121)
Payment for (Disposal of) business, net of cash acquired (disposed)	1,089	—	1,052	(10,811)
Change in other non-current financial assets	1,668	154	1,274	42
CASH USED FOR INVESTING ACTIVITIES	(24,298)	(17,693)	(52,935)	(61,183)
Issuance of long-term borrowings	1,454	—	1,454	—
Repayment of borrowings	(77,168)	(235)	(79,221)	(473)
Proceeds from capital increase	11,517	396	24,454	562
Change in other financial liabilities (2)	145	(35)	264	16,810
CASH (USED FOR) FROM FINANCING ACTIVITIES	(64,052)	126	(53,049)	16,899

CHANGE IN NET CASH AND CASH EQUIVALENTS	(27,859)	22,774	(1,255)	80,584
Net cash and cash equivalents at beginning of period	303,813	483,874	270,317	414,111
Effect of exchange rates changes on cash and cash equivalents (2)	32,231	(26,363)	39,123	(14,410)
Net cash and cash equivalents at end of period	$308,185	$480,285	$308,185	$480,285
(1) Of which $14.7 million and $19.8 million of equity awards compensation expense consisted of share-based compensation expense according to ASC 718 Compensation - stock compensation for the three months ended June 30, 2017 and 2018, respectively, and $29.3 million and $38.2 million of equity awards compensation expense consisted of share-based compensation expense according to ASC 718 Compensation - stock compensation for the six month period ended June 30, 2017 and 2018, respectively.
(2) During the three months ended and six months ended June 30, 2018, the Company reported the cash impact of the settlement of hedging derivatives related to financing activities in cash from (used for) financing activities in the unaudited consolidated statements of cash flows.
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

Recently Issued Accounting Pronouncements not yet adopted

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases (Topic 842) (ASU 2016-02), which generally requires companies to recognize operating and financing lease liabilities and corresponding right-of-use assets on the balance sheet for operating leases with terms of more than 12 months, in addition to those currently recorded. We have selected a lease accounting system and are currently implementing this system as well as modifying our processes in conjunction with our review of existing lease agreements. Our implementation of this system is on schedule. We will adopt Topic 842 effective January 1, 2019 and expect to elect certain available transitional practical expedients. We anticipate this standard will have a material impact on our financial position and results of operations. While we are continuing to assess all potential impacts of the new standard, we currently believe the most significant impact relates to the accounting for office and datacenter operating leases.

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

•
Criteo Customer Acquisition drives post-click sales for our commerce clients by helping them to acquire new prospective customers, using intent information across a large pool of retailers and engaging such prospective customers with personalized advertisements offering products or services that are predicted to be of interest to them.

•
Criteo Audience Match drives more post-click sales for our commerce clients by accurately targeting and re-engaging their existing customers with personalized advertisements offering new products or services that they have not yet purchased.

Excluding our core product, Criteo Dynamic Retargeting, no other product accounted for more than 10% of total consolidated revenue for the periods presented.
Disaggregation of revenue
The following table presents our revenues disaggregated by geographical area:

	Americas	EMEA	Asia-Pacific	Total
For the three months ended	(in thousands)

June 30, 2017	$229,392	$191,682	$120,948	$542,022
June 30, 2018	$212,781	$201,080	$123,324	$537,185

	Americas	EMEA	Asia-Pacific	Total
For the six months ended	(in thousands)

June 30, 2017	$437,405	$380,774	$240,509	$1,058,688
June 30, 2018	$425,476	$423,691	$252,182	$1,101,349

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

Note 3. Restructuring
Restructuring of our China Operations

In May 2017, the Company announced it would no longer continue to serve the domestic market in China and would refocus its China operations entirely on the export business. For the three months ended June 30, 2017, we recognized $3.3 million in restructuring charges as detailed below:

Three Months and Six Months Ended
June 30, 2017
(in thousands)
Severance costs	$802
Facility exit costs	2,265
Other	232
Total restructuring costs	$3,299

For the three months and six months ended June 30, 2017, $2.5 million was included in Other Cost of Revenue, $0.7 million in Sales and Operations expenses, and $0.1 million was included in General and Administrative expenses.

As of December 31, 2017, we had a restructuring liability of $0.4 million included in other current liabilities on the consolidated statement of financial position. No additional expenses were recorded related to this restructuring in the six months ended June 30, 2018 and the remaining $0.4 million was paid during the period resulting in the extinguishment of the restructuring liability as of June 30, 2018.

Discontinuation of Criteo Predictive Search

On October 31, 2017, the Company announced that it had decided to discontinue the Criteo Predictive Search product. $4.1 million was recognized as restructuring charges in 2017. For the three months ended June 30, 2018, we recognized restructuring costs of $0.2 million due to variances in the terms of actual settlement and facility sublease agreements from those used to determine our original estimate.

Three Months Ended
June 30, 2018
(in thousands)
Severance costs	$321
Facility exit costs	(122)
Total restructuring costs / (gain)	$199

For the three months ended June 30, 2018, $0.2 million was included in Sales and Operations expenses.

Six Months Ended
June 30, 2018
(in thousands)
Severance costs	$127
Facility exit costs	297
Other	(477)
Total restructuring costs / (gain)	$(53)

For the six months ended June 30, 2018, we recognized a gain of $0.1 million. This gain was due to employees being relocated within the company rather than being terminated and a reduction of share based compensation expenses which was partially offset by additional charges for facilities and employee severance agreements.

For the six months ended June 30, 2018, $0.2 million was included in Sales and Operations expenses and $(0.3) million in Research and Development expenses. Other costs relate to a reduction of share based compensation expenses of $(0.5) million due to forfeitures.

The following table summarizes restructuring activities as of June 30, 2018 included in other current liabilities on the balance sheet:

Restructuring Liability
(in thousands)
Restructuring liability - January 1, 2018	$2,351
Restructuring costs / (gain)	(53)
Amounts paid	(1,808)
Other	472
Restructuring liability - June 30, 2018	$962

Note 4. Financial Instruments
Credit Risk
The maximum exposure to credit risk at the end of each reported period is represented by the carrying amount of financial assets, and summarized in the following table:

	December 31, 2017	June 30, 2018
	(in thousands)
Cash and cash equivalents	$414,111	$480,285
Trade receivables, net of allowance	484,101	372,906
Other taxes	58,346	42,076
Other current assets	26,327	26,114
Non-current financial assets	19,525	20,226
Total	$1,002,410	$941,607
As of December 31, 2017 and June 30, 2018, no customer accounted for 10% or more of trade receivables.
We perform ongoing credit evaluations of our customers and do not require collateral. We maintain an allowance for estimated credit losses. During the year ended December 31, 2017 and the six-month period ended June 30, 2018, our allowance for doubtful accounts increased by $9.2 million and $2.5 million, respectively.
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
For each period presented, the aging of trade receivables and allowances for potential losses is as follows:

	December 31, 2017				June 30, 2018
	Gross value	%	Allowance	%	Gross value	%	Allowance	%
	(in thousands)		(in thousands)		(in thousands)		(in thousands)

Not yet due	$304,233	60.3%	$(168)	0.8%	$306,148	77.3%	$(31)	0.1%
0 - 30 days	121,957	24.2%	—	—%	10,629	2.7%	—	—%
31 - 60 days	29,325	5.8%	(21)	0.1%	18,169	4.6%	(29)	0.1%
61 - 90 days	7,498	1.5%	(35)	0.2%	13,984	3.5%	(77)	0.3%
> 90 days	41,906	8.3%	(20,594)	98.9%	47,356	11.9%	(23,243)	99.5%
Total	$504,919	100%	$(20,818)	100%	$396,286	100%	$(23,380)	100%

Financial Liabilities

	December 31, 2017	June 30, 2018

	(in thousands)
Trade payables	$417,032	$321,295
Other taxes	58,783	46,947
Employee-related payables	66,219	65,832
Other current liabilities	65,677	30,803
Financial liabilities	3,657	2,813
Total	$611,368	$467,690
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

	December 31, 2017	June 30, 2018

	(in thousands)
Derivative Assets:
Included in other current assets	$5,159	$877

Derivative Liabilities:
Included in financial liabilities - current portion	$—	$—
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

	December 31, 2017	June 30, 2018

	(in thousands)
Cash and cash equivalents	$267,236	$308,070
Money market funds	—	—
Interest-bearing bank deposits	146,875	172,215
Total cash and cash equivalents	$414,111	$480,285

For our cash and cash equivalents, the fair value approximates the carrying amount, given the nature of the cash and cash equivalents and the maturity of the expected cash flows.

Note 5. Trade Receivables
The following table shows the breakdown in trade receivables net book value for the presented periods:

	December 31, 2017	June 30, 2018
	(in thousands)
Trade accounts receivables	$504,919	$396,286
(Less) allowance for doubtful accounts	(20,818)	(23,380)
Net book value at end of period	$484,101	$372,906
Changes in allowance for doubtful accounts are summarized below:

	2017	2018

	(in thousands)
Balance at January 1	$(11,598)	$(20,818)
Allowance for doubtful accounts	(3,686)	(6,315)
Reversal of provision	2,142	3,303
Currency translation adjustment	(87)	450
Balance at June 30	$(13,229)	$(23,380)
The change in allowance for doubtful accounts during the six months ended June 30, 2018 related mainly to increased business with categories of clients associated with a higher credit risk.

Note 6. Other Current Assets
The following table shows the breakdown in other current assets net book value for the presented periods:

	December 31, 2017	June 30, 2018

	(in thousands)
Prepayments to suppliers	$3,244	$4,367
Employee-related receivables	—	154
Other debtors	5,694	4,151
Prepaid expenses	12,230	16,565
Derivative instruments	5,159	877
Gross book value at end of period	26,327	26,114
(Less) Allowance for doubtful accounts	$—	$—
Net book value at end of period	$26,327	$26,114
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
The estimated amortization expense related to intangible assets for the next five years and thereafter is as follows:

	Software	Technology and customer relationships	Total
	(in thousands)
From July 1 to December 31, 2018	$5,964	$7,561	$13,525
2019	4,864	13,035	17,899
2020	3,368	8,700	12,068
2021	1,253	8,700	9,953
2022	166	8,700	8,866
Thereafter	—	24,720	24,720
Total	$15,615	$71,416	$87,031

Note 8. Other Current Liabilities
Other current liabilities are presented in the following table:

	December 31, 2017	June 30, 2018

	(in thousands)
Clients' prepayments	$33,495	$22,268
Accounts payable relating to capital expenditures	30,736	6,738
Other creditors	740	1,490
Deferred revenue	706	307
Total	$65,677	$30,803
The changes in "Client's prepayments" mainly related to the customers' cash advances for the Criteo Sponsored Products travel business disposed in Q1 2018. The changes in "accounts payable relating to capital expenditures" relate to significant data centers equipment and leasehold improvements acquisitions in 2017 paid during the six-month period ended June 30, 2018.

Note 9. Financial Liabilities
The changes in current and non-current financial liabilities during the period ended March 31, 2018 are illustrated in the following schedules:

	As of January 1, 2018	New borrowings	Repayments	Change in scope	Other (1)	Currency translation adjustment	As of June 30, 2018

	(in thousands)
Borrowings	$982	$—	$(473)	$—	$363	$(23)	$849
Other financial liabilities	517	—	(307)	—	—	(4)	206
Derivative instruments	—	—	—	—	—	—	—
Current portion	1,499	—	(780)	—	363	(27)	1,055
Borrowings	1,798	—	—	—	(363)	(37)	1,398
Other financial liabilities	360	—	—	—	—	—	360
Non current portion	2,158	—	—	—	(363)	(37)	1,758
Borrowings	2,780	—	(473)	—	—	(60)	2,247
Other financial liabilities	877	—	(307)	—	—	(4)	566
Derivative instruments	—	—	—	—	—	—	—
Total	$3,657	$—	$(780)	$—	$—	$(64)	$2,813
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
During the six months ended June 30, 2018, there were four grants of RSUs and two grants of OSAs under the Employee Share Option Plan 10 as defined in Note 18 to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2017.

•	On March 1, 2018, 122,448 RSUs were granted to Criteo employees subject to continued employment.

•	On March 16, 2018, 1,295,513 RSUs were granted to Criteo employees subject to continued employment.

•	On March 16, 2018, 794,733 OSAs were granted to senior management subject to continued employment.

•	On April 25, 2018, 101,377 RSUs were granted to Criteo employees subject to continued employment.

•	On June 26, 2018 142,390 RSUs were granted to Criteo employees and 152,833 OSAs were granted to senior management subject to continued employment.
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

Change in Number of BSPCE/OSA/RSU/BSA

	OSA/BSPCE	RSU	BSA	Total
Balance at January 1, 2018	3,192,708	4,212,508	186,276	7,591,492
Granted	947,566	1,661,728	—	2,609,294
Exercised (OSA/BSPCE/BSA)	(96,739)	—	—	(96,739)
Vested (RSU)	—	(679,159)	—	(679,159)
Forfeited	(548,792)	(395,587)	(3,040)	(947,419)
Expired	—	—	—	—
Balance at June 30, 2018	3,494,743	4,799,490	183,236	8,477,469

Breakdown of the Closing Balance

	OSA/BSPCE	RSU	BSA
Number outstanding	3,494,743	4,799,490	183,236
Weighted-average exercise price	€27.20	NA	€23.93
Number vested	2,156,137	—	88,833
Weighted-average exercise price	€24.79	NA	€16.70
Weighted-average remaining contractual life of options outstanding, in years	7.11	NA	7.10
Reconciliation with the Unaudited Consolidated Statements of Income

	Three Months Ended
	June 30, 2017				June 30, 2018

	(in thousands)
	R&D	S&O	G&A	Total	R&D	S&O	G&A	Total
RSUs	$(4,040)	$(6,875)	$(2,667)	$(13,582)	$(6,446)	$(8,059)	$(4,101)	$(18,606)
Share options / BSPCE	(419)	469	(1,172)	(1,122)	(326)	(602)	(284)	(1,212)
Total share-based compensation	(4,459)	(6,406)	(3,839)	(14,704)	(6,772)	(8,661)	(4,385)	(19,818)
BSAs	—	—	(214)	(214)	—	—	(423)	(423)
Total equity awards compensation expense	(4,459)	(6,406)	(4,053)	(14,918)	(6,772)	(8,661)	(4,808)	(20,241)

	Six Months Ended
	June 30, 2017				June 30, 2018

	(in thousands)
	R&D	S&O	G&A	Total	R&D	S&O	G&A	Total
RSUs	$(7,512)	$(13,135)	$(5,395)	$(26,042)	$(11,063)	$(14,930)	$(9,249)	$(35,242)
Share options / BSPCE	(863)	19	(2,401)	(3,245)	(391)	(962)	(1,619)	(2,972)
Total share-based compensation	(8,375)	(13,116)	(7,796)	(29,287)	(11,454)	(15,892)	(10,868)	(38,214)
BSAs	—	—	(571)	(571)	—	—	(856)	(856)
Total equity awards compensation expense	$(8,375)	$(13,116)	$(8,367)	$(29,858)	$(11,454)	$(15,892)	$(11,724)	$(39,070)

Note 11. Financial income (expense), net
The condensed consolidated statements of income line item “Financial income (expense), net” can be broken down as follows:

	Three Months Ended
	June 30, 2017	June 30, 2018
	(in thousands)
Financial income from cash equivalents	$202	$279
Interest and fees	(656)	(488)
Interest on debt	(650)	(546)
Fees	(6)	58
Foreign exchange gain (loss)	(1,625)	(777)
Other financial expense	(15)	(20)
Total financial income (expense), net	$(2,094)	$(1,006)
The $1.0 million financial expense for the three months ended June 30, 2018 was mainly driven by the non-utilization costs and up-front fees amortization incurred as part of our available RCF financing. The intra-group position between Criteo S.A. and its U.S subsidiary in the context of the funding of the HookLogic acquisition is qualified as a net investment in a foreign operation from February 2018 and no longer requires hedging, resulting in reduced costs compared to the three months ended June 30, 2017.

	Six Months Ended
	June 30, 2017	June 30, 2018
	(in thousands)
Financial income from cash equivalents	$449	$504
Interest and fees	(1,412)	(1,044)
Interest on debt	(1,218)	(1,033)
Fees	(194)	(11)
Foreign exchange gain (loss)	(3,433)	(1,747)
Other financial expense	(31)	(44)
Total financial income (expense), net	$(4,427)	$(2,331)
The $2.3 million financial expense for the six months ended June 30, 2018 was mainly driven by the non-utilization costs and up-front amortization incurred as part of our available RCF financing and hedging costs related to an intra-group position between Criteo S.A. and its U.S. subsidiary in the context of the funding of the HookLogic acquisition. As of February 2018, this position qualified as a net investment in a foreign operation and no longer requires hedging resulting in reduced costs compared to the six months ended June 30, 2017.

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
The condensed consolidated statements of income line item “Provision for income taxes” can be broken down as follows:

	Six Months Ended
	June 30, 2017	June 30, 2018
	(in thousands)
Current income tax	$(20,271)	$(28,559)
Net change in deferred taxes	12,405	7,535
Provision for income taxes	$(7,866)	$(21,024)
For the six months ended June 30, 2017 and 2018, we used an annual estimated tax rate of 30% and 37%, respectively, to calculate the provision for income taxes. The increase in the annual estimated tax rate is primarily due to our preliminary estimates of the impact of the U.S. Tax Act. The effective tax rate was 26% and 37% for the six months ended June 30, 2017 and 2018, respectively. The difference between the annual estimated tax rate and the effective tax rate for six months ended June 30, 2017 was due to the tax impact of discrete items such as share-based compensation in the United States. Discrete items were immaterial for the six months ended June 30, 2018 resulting in no difference between the annual estimated tax rate and the effective tax rate.
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
Current tax assets and liabilities
The total amount of current tax assets consists mainly of prepayments of income taxes and credits of Criteo S.A., Criteo Corp., Criteo do Brasil LTDA, and Criteo B.V.. The current tax liabilities refers mainly to the net corporate tax payables of Criteo K.K. and Criteo Deutschland.
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

	Three Months Ended		Six Months Ended
	June 30, 2017	June 30, 2018	June 30, 2017	June 30, 2018
	(in thousands, except share amount and per data)
Net income attributable to shareholders of Criteo S.A.	$5,970	$13,726	$18,411	$33,535
Weighted average number of shares outstanding	65,027,985	66,347,599	64,611,237	66,254,476
Basic earnings per share	$0.09	$0.21	$0.28	$0.51
Diluted Earnings Per Share
We calculate diluted earnings per share by dividing the net income attributable to shareholders of the Parent by the weighted average number of shares outstanding plus any potentially dilutive shares not yet issued from share-based compensation plans (see Note 10). There were no other potentially dilutive instruments outstanding as of June 30, 2017 and 2018. Consequently, all potential dilutive effects from shares are considered.
For each period presented, a contract to issue a certain number of shares (i.e. share option, non-employee warrant ("BSA"), restricted share unit ("RSU") or employee warrant ("BSPCE") is assessed as potentially dilutive if it is “in the money” (i.e., the exercise or settlement price is lower than the average market price).

	Three Months Ended		Six Months Ended
	June 30, 2017	June 30, 2018	June 30, 2017	June 30, 2018
	(in thousands, except share amount and per data)
Net income attributable to shareholders of Criteo S.A.	$5,970	$13,726	$18,411	$33,535
Weighted average number of shares outstanding of Criteo S.A.	65,027,985	66,347,599	64,611,237	66,254,476
Dilutive effect of :
Restricted share awards ("RSUs")	1,598,093	721,154	1,438,010	793,096
Share options and BSPCE	1,427,448	382,066	1,574,728	394,936
Share warrants	77,748	37,492	85,814	37,005
Weighted average number of shares outstanding used to determine diluted earnings per share	68,131,274	67,488,311	67,709,789	67,479,513
Diluted earnings per share	$0.09	$0.20	$0.27	$0.50

The weighted average number of securities that were anti-dilutive for diluted EPS for the periods presented but which could potentially dilute EPS in the future are as follows:

	Three Months Ended		Six Months Ended
	June 30, 2017	June 30, 2018	June 30, 2017	June 30, 2018

Restricted share awards	11,834	2,651,262	120,782	2,276,195
Share options and BSPCE	129,005	—	285,958	—
Weighted average number of anti-dilutive securities excluded from diluted earnings per share	140,839	2,651,262	406,740	2,276,195

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
Rent expenses relating to our offices totaled $8.6 million and $9.5 million for the three-month period ended June 30, 2017 and 2018, respectively and $17.4 million and $19.2 million for the six-month period ended June 30, 2017 and 2018, respectively.
Hosting costs totaled $17.1 million and $12.4 million for the three-month period ended June 30, 2017 and 2018, respectively and $31.0 million and $24.7 million for the six-month period ended June 30, 2017 and 2018, respectively.

Revolving Credit Facilities, Credit Line Facilities and Bank Overdrafts
As mentioned in Note 9, we are party to one RCF with a syndicate of banks which allow us to draw up to €350.0 million ($408.0 million). As of June 30, 2018, there was no amount drawn on the RCF.
This credit facility is unsecured and contains customary events of default and contains covenants, including compliance with a total net debt to adjusted EBITDA ratio and restrictions on incurring additional indebtedness. As of June 30, 2018, we were in compliance with the required leverage ratio.

Contingencies
Changes in provisions during the presented periods are summarized below:

	Provision for employee-related litigation	Other provisions	Total
	(in thousands)
Balance at January 1, 2018	$545	$1,253	$1,798
Increase	149	960	1,109
Provision used	(352)	(221)	(573)
Provision released not used	—	(456)	(456)
Currency translation adjustments	(21)	(46)	(67)
Balance at June 30, 2018	$321	$1,490	$1,811
- of which current	321	1,490	1,811
The amount of the provisions represent management’s best estimate of the future outflow. As of June 30, 2018, provisions are mainly in relation to employee-related litigations and other operating provisions.

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

	Americas	EMEA	Asia-Pacific	Total
For the three months ended:	(in thousands)

June 30, 2017	$229,392	$191,682	$120,948	$542,022
June 30, 2018	$212,781	$201,080	$123,324	$537,185
Revenue generated in France, the country of incorporation of the Parent company, amounted to $36.1 million and $37.0 million for the three months ended June 30, 2017 and 2018, respectively.

	Americas	EMEA	Asia-Pacific	Total
For the six months ended:	(in thousands)

June 30, 2017	$437,405	$380,774	$240,509	$1,058,688
June 30, 2018	$425,476	$423,691	$252,182	$1,101,349
Revenue generated in France amounted to $73.6 million and $78.4 million for the six months ended June 30, 2017 and 2018, respectively.
    Revenue generated in other significant countries where we operate is presented in the following table:

	Three Months Ended		Six Months Ended
	June 30, 2017	June 30, 2018	June 30, 2017	June 30, 2018
	(in thousands)
Americas
United States	$200,801	$187,368	$380,464	$373,420
EMEA
Germany	$41,882	$48,632	$84,496	$103,147
United Kingdom	$26,422	$22,544	$54,619	$48,778
Asia-Pacific
Japan	$87,400	$84,060	$172,710	$176,324
As of June 30, 2017 and 2018, our largest client represented 2.1% and 2.4%, respectively, of our consolidated revenue.

Other Information
For each reported period, non-current assets (corresponding to the net book value of tangible and intangible assets) are presented in the table below. The geographical information results from the locations of legal entities.

			Of which			Of which	Of which
	Holding	Americas	United States	EMEA	Asia-Pacific	Japan	Singapore	Total
(in thousands)

December 31, 2017	$100,819	$113,272	$112,685	$18,850	$25,020	$10,141	$10,085	$257,961
June 30, 2018	$92,926	$105,119	$104,736	$16,785	$19,105	$7,900	$6,680	$233,935
Note 16. Related Parties
There were no significant related-party transactions during the period nor any change in the nature of the transactions as described in Note 23 to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2017 except as follows:

On April 25, 2018, the Board appointed Jean-Baptiste Rudelle, the Executive Chairman of Criteo S.A., as the Company's Chairman and Chief Executive Officer.

On June 19, 2018 Criteo S.A. entered into a transition and separation agreement with Mr. Eric Eichmann, the Company's former Chief Executive Officer, pursuant to which Mr. Eichmann's Management Agreement with the Company has been terminated, effective as of April 25, 2018 and Mr. Eichmann will continue employment with the Company in a non-executive capacity as advisor to the Chief Executive Officer to assist with transition duties from April 25, 2018 to August 31, 2018.

Note 17. Subsequent Events
Criteo has entered into a definitive agreement to acquire Storetail, a pioneering retail media technology platform that enables retailers to monetize native placements on their ecommerce sites on a CPM basis. Criteo expects the deal to close in the third quarter of this year, subject to certain conditions precedent.

The Company evaluated all other subsequent events that occurred after June 30, 2018 through the date of issuance of the unaudited condensed consolidated financial statements and determined there are no other significant events that require adjustments or disclosure.

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

Condensed Consolidated Statements of Income Data (Unaudited):

	Three Months Ended		Six Months Ended
	June 30, 2017	June 30, 2018	June 30, 2017	June 30, 2018
	(in thousands, except share and per share data)

Revenue	$542,022	$537,185	$1,058,688	$1,101,349

Cost of revenue (2):
Traffic acquisition costs	(322,200)	(306,963)	(628,893)	(630,709)
Other cost of revenue	(32,808)	(29,957)	(59,963)	(60,016)
Gross profit	187,014	200,265	369,832	410,624

Operating expenses
Research and development expenses (2)	(43,611)	(47,544)	(83,132)	(92,862)
Sales and operations expenses (2)	(97,900)	(92,726)	(188,631)	(188,375)
General and administrative expenses (2)	(32,239)	(35,644)	(63,754)	(70,235)
Total operating expenses	(173,750)	(175,914)	(335,517)	(351,472)
Income from operations	13,264	24,351	34,315	59,152
Financial income (expense), net	(2,094)	(1,006)	(4,427)	(2,331)
Income before taxes	11,170	23,345	29,888	56,821
Provision for income taxes	(3,665)	(8,638)	(7,866)	(21,024)
Net income	$7,505	$14,707	$22,022	$35,797
Net income available to shareholders of Criteo S.A. (1)	$5,970	$13,726	$18,411	$33,535
Net income available to shareholders of Criteo S.A. per share:
Basic	$0.09	$0.21	$0.28	$0.51
Diluted	$0.09	$0.20	$0.27	$0.50

Weighted average shares outstanding used in computing per share amounts:
Basic	65,027,985	66,347,599	64,611,237	66,254,476
Diluted	68,131,274	67,488,311	67,709,789	67,479,513
(1) For the three months ended June 30, 2017 and 2018, this excludes $1.5 million and $1.0 million, respectively, of net income attributable to non-controlling interests held by Yahoo! Japan in our Japanese subsidiary Criteo KK. For the six months ended June 30, 2017 and 2018, this excludes $3.6 million and $2.3 million, respectively, of net income attributable to non-controlling interests held by Yahoo! Japan in our Japanese subsidiary Criteo KK.
(2) Cost of revenue and operating expenses include equity awards compensation expense, pension service costs, depreciation and amortization expense, restructuring costs, acquisition-related costs and deferred price consideration as follows:

Detailed Information on Selected Items (unaudited):

	Three Months Ended		Six Months Ended
	June 30, 2017	June 30, 2018	June 30, 2017	June 30, 2018
	(in thousands)
Equity awards compensation expense
Research and development expenses	$4,461	$6,771	$8,377	$11,326
Sales and operations expenses	6,401	8,668	13,111	16,499
General and administrative expenses	4,056	4,806	8,370	11,723
Total equity awards compensation expense	$14,918	$20,245	$29,858	$39,548

Pension service costs
Research and development expenses	151	212	297	432
Sales and operations expenses	60	75	119	154
General and administrative expenses	88	132	173	267
Total pension service costs (a)	$299	$419	$589	$853

Depreciation and amortization expense
Cost of revenue	13,003	15,050	24,094	30,299
Research and development expenses (b)	3,092	2,245	6,036	4,466
Sales and operations expenses (c)	4,925	4,518	9,886	8,972
General and administrative expenses	1,286	1,747	2,457	3,469
Total depreciation and amortization expense	$22,306	$23,560	$42,473	$47,206

Acquisition-related costs
General and administrative expenses	—	—	6	—
Total acquisition-related costs	$—	$—	$6	$—

Restructuring
Cost of revenue	2,497	—	2,497	—
Research and development expenses	—	16	—	(332)
Sales and operations expenses	690	183	690	290
General and administrative expenses	112	—	112	(11)
Total Restructuring	$3,299	$199	$3,299	$(53)
(a) Effective January 1, 2012, actuarial gains and losses are recognized in other comprehensive income.
(b) Includes acquisition-related amortization of intangible assets of $2.3 million and $1.3 million for the three months ended June 30, 2017 and 2018, respectively, and $4.5 million and $2.5 million for the six months ended June 30, 2017 and 2018, respectively.
(c) Includes acquisition-related amortization of intangible assets of $2.5 million and $2.2 million for the three months ended June 30, 2017 and 2018, respectively, and $5.0 million and $4.4 million for the six months ended June 30, 2017 and 2018, respectively. .

Consolidated Statements of Financial Position Data (Unaudited):

	December 31, 2017	June 30, 2018

	(in thousands)
Cash and cash equivalents	$414,111	$480,285
Total assets	1,531,300	1,456,542
Trade receivables, net of allowance for doubtful accounts	484,101	372,906
Total financial liabilities	3,657	2,813
Total liabilities	633,602	491,674
Total equity	$897,698	$964,868
Other Financial and Operating Data (Unaudited):

	Three Months Ended		Six Months Ended
	June 30, 2017	June 30, 2018	June 30, 2017	June 30, 2018
	(in thousands, except client data)
Number of clients	16,370	18,936	16,370	18,936
Revenue ex-TAC (3)	$219,822	$230,222	$429,795	$470,640
Adjusted Net Income (4)	$26,244	$35,482	$57,065	$76,001
Adjusted EBITDA (5)	$54,086	$68,774	$110,540	$146,706
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

	Three Months Ended		Six Months Ended
	June 30, 2017	June 30, 2018	June 30, 2017	June 30, 2018

	(in thousands)
Revenue	$542,022	$537,185	$1,058,688	$1,101,349
Adjustment:
Traffic acquisition costs	(322,200)	(306,963)	(628,893)	(630,709)
Revenue ex-TAC	$219,822	$230,222	$429,795	$470,640

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

	Three Months Ended		Six Months Ended
	June 30, 2017	June 30, 2018	June 30, 2017	June 30, 2018

	(in thousands)
Net income	$7,505	$14,707	$22,022	$35,797
Adjustments:
Equity awards compensation expense	14,918	20,245	29,858	39,548
Amortization of acquisition-related intangible assets	4,777	3,448	9,451	6,905
Acquisition-related costs	—	—	6	—
Restructuring	3,299	199	3,299	(53)
Tax impact of the above adjustments	(4,255)	(3,117)	(7,571)	(6,196)
Total net adjustments	18,739	20,775	35,043	40,204
Adjusted Net Income	$26,244	$35,482	$57,065	$76,001

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

	Three Months Ended		Six Months Ended
	June 30, 2017	June 30, 2018	June 30, 2017	June 30, 2018
	(in thousands)
Net income	$7,505	$14,707	$22,022	$35,797
Adjustments:
Financial expense (income), net	2,094	1,006	4,427	2,331
Provision for income taxes	3,665	8,638	7,866	21,024
Equity awards compensation expense	14,918	20,245	29,858	39,548
Pension service costs	299	419	589	853
Depreciation and amortization expense	22,306	23,560	42,473	47,206
Acquisition-related costs	—	—	6	—
Restructuring	3,299	199	3,299	(53)
Total net adjustments	46,581	54,067	88,518	110,909
Adjusted EBITDA	$54,086	$68,774	$110,540	$146,706

Results of Operations for the Periods Ended June 30, 2017 and 2018 (Unaudited)
Revenue
Three months ended June 30, 2018 compared to the three months ended June 30, 2017

	Three Months Ended
	June 30, 2017	June 30, 2018	2017 vs 2018

	(in thousands)
Revenue as reported	$542,022	$537,185	(1)%
Conversion impact U.S dollar/other currencies		(11,393)
Revenue at constant currency (1)	542,022	525,792	(3)%
Americas
Revenue as reported	229,392	212,781	(7)%
Conversion impact U.S dollar/other currencies		1,416
Revenue at constant currency (1)	229,392	214,197	(7)%
EMEA
Revenue as reported	191,682	201,080	5%
Conversion impact U.S dollar/other currencies		(10,702)
Revenue at constant currency (1)	191,682	190,378	(1)%
Asia-Pacific
Revenue as reported	120,948	123,324	2%
Conversion impact U.S dollar/other currencies		(2,107)
Revenue at constant currency(1)	$120,948	$121,217	0.2%
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
Revenue for the three months ended June 30, 2018 were $537.2 million, declining by (1)% (or (3)% on a constant currency basis), compared to the three months ended June 30, 2017. The year-over-year decline in revenue was entirely driven by our business with existing clients, negatively impacted by significant user coverage limitations, namely Apple’s Intelligent Tracking Prevention (“ITP”) feature, compared to the prior year, while new clients' contribution to revenue growth was not strong enough to offset the negative contribution of existing clients. Over the period, we added 2,566 net new clients across regions and client sizes, and expanded our business with existing clients through the increasing adoption of the Criteo Customer Acquisition and Criteo Audience Match products, a growing presence in mobile applications, and more direct connections with publishers through Criteo Direct Bidder. However, the strong headwind we experienced from user coverage limitations more than offset the various factors driving our business with existing clients.
Revenue in the Americas region decreased (7)% (or (7)% on a constant currency basis) to $212.8 million for the three months ended June 30, 2018 compared to the three months ended June 30, 2017, and the region was the largest contributor to our global revenue. We saw strength with both large and midmarket clients and the continued ramp up of our newest products, in particular in the US. This was partly offset by the negative impact of user coverage limitations across the region, as well as continued difficult market conditions in Latin America. Revenue in EMEA increased 5% (or decreased (1)% on a constant currency basis) to $201.1 million for the three months ended June 30, 2018 compared to the three months ended June 30, 2017. We acquired new clients across the region, in particular in the midmarket, but our business with existing clients was negatively impacted by external factors, including user coverage limitations, as well as short-term friction related to the implementation of our new go-to-market model across the region.

Revenue in the Asia-Pacific region increased 2% (or 0.2% on a constant currency basis) to $123.3 million for the three months ended June 30, 2018 compared to the three months ended June 30, 2017.
Our business in Korea was strong, in particular in mobile applications, while the Japan market faced some headwinds primarily due to industry one-off changes on the supply side and softer demand from the classified vertical.
    Additionally, our $537.2 million of revenue for the three months ended June 30, 2018 was positively impacted by $11.4 million as a result of changes in foreign currency against the U.S. dollar compared to the three months ended June 30, 2017.
The year-over-year decline in revenue on a constant currency basis is primarily attributable to a decrease in the average cost-per-click charged to advertisers.
Six months ended June 30, 2018 compared to the six months ended June 30, 2017

	Six Months Ended
	June 30, 2017	June 30, 2018	2017 vs 2018

	(in thousands)
Revenue as reported	$1,058,688	$1,101,349	4%
Conversion impact U.S dollar/other currencies		(42,480)
Revenue at constant currency (1)	1,058,688	1,058,869	—%
Americas
Revenue as reported	437,405	425,476	(3)%
Conversion impact U.S dollar/other currencies		1,619
Revenue at constant currency (1)	437,405	427,095	(2)%
EMEA
Revenue as reported	380,774	423,691	11%
Conversion impact U.S dollar/other currencies		(36,388)
Revenue at constant currency (1)	380,774	387,303	2%
Asia-Pacific
Revenue as reported	240,509	252,182	5%
Conversion impact U.S dollar/other currencies		(7,711)
Revenue at constant currency(1)	$240,509	$244,471	2%
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
Revenue for the six months ended June 30, 2018 increased to $1,101.3 million, growing 4% (or 0.0% on a constant currency basis), compared to the six months ended June 30, 2017. Revenue from new clients contributed 92.8% to the year-over-year revenue growth, while revenue from existing clients contributed 7.2% to the year-over-year revenue growth, impacted by user coverage limitations. Over the period, the company added 2,566 net new clients across regions and client sizes, and expanded its business with existing clients through the increasing adoption of the Criteo Customer Acquisition and Criteo Audience Match products, a growing presence in mobile applications, and more direct connections with publishers through Criteo Direct Bidder.

Revenue in the Americas region decreased (3)% (or (2)% on a constant currency basis) to $425.5 million for the six months ended June 30, 2018 compared to the six months ended June 30, 2017. We saw strength with both large and midmarket clients and continued ramp-up of our newest products, in particular in the US, offset by the negative impact of user coverage limitations across the region, as well as continued difficult market conditions in Latin America. Revenue in EMEA increased 11% (or 2% on a constant currency basis) to $423.7 million for the six months ended June 30, 2018 compared to the six months ended June 30, 2017.
This was largely driven by solid growth in Germany and Middle-East and Africa, as well as the higher adoption of our newest products, Criteo Customer Acquisition and Criteo Audience Match, offset by the negative impact of external factors, including user coverage limitations, as well as some short-term friction related to the implementation of our new go-to-market model across the region. Revenue in the Asia-Pacific region increased 5% (or 2% on a constant currency basis) to $252.2 million for the six months ended June 30, 2018 compared to the six months ended June 30, 2017. Our business in Korea was strong, in particular in mobile applications and we introduced Criteo Customer Acquisition in some markets across the region, while Japan faced some industry-related challenges.
    Additionally, our $1,101.3 million of revenue for the six months ended June 30, 2018 was positively impacted by $42.5 million as a result of changes in foreign currency against the U.S. dollar compared to the six months ended June 30, 2017.
The year-over-year growth in revenue on a constant currency basis is primarily attributable to an increased number of clicks delivered on the advertising banners displayed by us.
Cost of Revenue
Three months ended June 30, 2018 compared to the three months ended June 30, 2017

	Three Months Ended		% change
	June 30, 2017	June 30, 2018	2017 vs 2018

	(in thousands, except percentages)
Traffic acquisition costs	$(322,200)	$(306,963)	(5)%
Other cost of revenue	$(32,808)	$(29,957)	(9)%
Total Cost of Revenue	$(355,008)	$(336,920)	(5)%
% of revenue	(65)%	(63)%
Gross profit %	35%	37%
Cost of revenue for the three months ended June 30, 2018 decreased $(18.1) million, or (5)%, compared to the three months ended June 30, 2017. This decrease was primarily the result of a decrease of $(15.2) million, or (5)% (or (7)% on a constant currency basis), in traffic acquisition costs and a decrease of $(2.9) million, or (9)% (or (8)% on a constant currency basis), in other cost of revenue.
The decrease in traffic acquisition costs related primarily to a (3.2)% decrease in the average cost per thousand impressions (or "CPM") (or (5.3)% on a constant currency basis), in large part due to the broader deployment of Criteo Direct Bidder, which allows us to remove intermediary fees, and the growing share, in our overall business, of inventory purchased in mobile applications, which tend to come at lower price per unit or CPM, relative to web-based inventory. In addition, the number of impressions we purchased over the period decreased by (2)%, driven by changes in the way we are charged for purchased impressions in mobile applications from certain publisher partners, as well as user coverage limitations.
Traffic acquisition costs in the Americas region decreased (14)% (or (13)% on a constant currency basis) to $(125.5) million for the three months ended June 30, 2018 compared to the three months ended June 30, 2017, in part due to the broader deployment of Criteo Direct Bidder in the region, and the growing share of inventory purchased in mobile applications.

Traffic acquisition costs in EMEA increased 6% (or (0.1)% on a constant currency basis) to $(112.6) million for the three months ended June 30, 2018 compared to the three months ended June 30, 2017, as we further deployed Criteo Direct Bidder in the region and increased our share of inventory purchased in mobile applications. Traffic acquisition costs in the Asia-Pacific region decreased (2)% (or (4)% on a constant currency basis) to $(68.9) million for the three months ended June 30, 2018 compared to the three months ended June 30, 2017, as we increased our share of inventory purchased in mobile applications, and maintained strong relationships with large premium publishers in the region, in particular in Japan.
The decrease in other cost of revenue includes a $4.7 million decrease in hosting costs partially offset by a $1.8 million increase in allocated depreciation and amortization expense.
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
Six months ended June 30, 2018 compared to the six months ended June 30, 2017

	Six Months Ended		% change
	June 30, 2017	June 30, 2018	2017 vs 2018

	(in thousands, except percentages)
Traffic acquisition costs	$(628,893)	$(630,709)	0.3%
Other cost of revenue	$(59,963)	$(60,016)	0.1%
Total Cost of Revenue	$(688,856)	$(690,725)	0.3%
% of revenue	(65)%	(63)%
Gross profit %	35%	37%
Cost of revenue for the six months ended June 30, 2018 increased $1.9 million, or 0.3%, compared to the six months ended June 30, 2017. This increase was primarily the result of an increase of $1.8 million, or 0.3% (or (3)% on a constant currency basis), in traffic acquisition costs and a $0.1 million, or 0.1% (or (1)% on a constant currency basis), increase in other cost of revenue.
The decrease in traffic acquisition costs at constant currency related primarily to a (3.7)% decrease in the average cost per thousand impressions (or "CPM") (or (5.3)% on a constant currency basis), in large part due to the broader deployment of Criteo Direct Bidder, which allows us to remove intermediary fees, and the growing share, in our overall business, of inventory purchased in mobile applications, which tend to come at lower price per unit or CPM, relative to web-based inventory. In addition, the number of impressions we purchased over the period increased by 4%, driven by both publishers with whom we have direct relationships, including Criteo Direct Bidder, and the main real-time bidding exchanges, on both the web and mobile applications.
Traffic acquisition costs in the Americas region decreased (6)% (or (6)% on a constant currency basis) to $(257.0) million for the six months ended June 30, 2018 compared to the six months ended June 30, 2017, in part due to the broader deployment of Criteo Direct Bidder in the region, and the growing share of inventory purchased in mobile applications. Traffic acquisition costs in EMEA increased 9% (or decreased by (1)% on a constant currency basis) to $(232.5) million for the six months ended June 30, 2018 compared to the six months ended June 30, 2017, as we further deployed Criteo Direct Bidder in the region and increased our share of inventory purchased in mobile applications. Traffic acquisition costs in the Asia-Pacific region increased 0.5% (or decreased by (3)% on a constant currency basis) to $(141.2) million for the six months ended June 30, 2018 compared to the six months ended June 30, 2017, as we increased our share of inventory purchased in mobile applications, and maintained strong relationships with large premium publishers in the region, in particular in Japan.

The increase in other cost of revenue includes a $6.0 million increase in allocated depreciation and amortization expense and a $0.4 million increase in other cost of sales, including additional purchases of third-party data partially offset by a $6.3 million decrease in hosting costs.
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

Research and Development Expenses
Three months ended June 30, 2018 compared to the three months ended June 30, 2017

	Three Months Ended		% change
	June 30, 2017	June 30, 2018	2017 vs 2018

	(in thousands, except percentages)
Research and development expenses	$(43,611)	$(47,544)	9%
% of revenue	(8)%	(9)%
Research and development expenses for the three months ended June 30, 2018 increased $3.9 million, or 9%, compared to the three months ended June 30, 2017. This increase was the result of a growth in headcount to 682 employees resulting in $5.4 million of additional headcount related costs, a $0.6 million increase in rent and facilities costs, and a $1.1m increase in other costs, partially offset by a $1.4m decrease in costs for internal events, a $0.8 million decrease in amortization and depreciation of assets and an increase in the French Research Tax Credit of $1.0 million.
Six months ended June 30, 2018 compared to the six months ended June 30, 2017

	Six Months Ended		% change
	June 30, 2017	June 30, 2018	2017 vs 2018

	(in thousands, except percentages)
Research and development expenses	$(83,132)	$(92,862)	12%
% of revenue	(8)%	(8)%
Research and development expenses for the six months ended June 30, 2018 increased $9.7 million, or 12%, compared to the six months ended June 30, 2017. This increase was the result of a growth in headcount to 682 employees resulting in $11.3 million of additional headcount related costs and a $1.5 million increase in rent and facilities costs, and a $1.2m increase in other costs, partially offset by a $1.4m decrease in costs for internal events, a $1.6 million decrease in amortization and depreciation of assets and an increase in the French Research Tax Credit of $1.3 million.

Sales and Operations Expenses
Three months ended June 30, 2018 compared to the three months ended June 30, 2017

	Three Months Ended		% change
	June 30, 2017	June 30, 2018	2017 vs 2018

	(in thousands, except percentages)
Sales and operations expenses	$(97,900)	$(92,726)	(5)%
% of revenue	(18)%	(17)%

Sales and operations expenses for the three months ended June 30, 2018 decreased $(5.2) million, or (5)%, compared to the three months ended June 30, 2017. This decrease was the result of a $5.4 million decrease in costs for internal events, a $1.0 million decrease in costs for marketing events, a $0.4 million decrease in allocated depreciation and amortization expense, a $0.2 million decrease in allocated rent and facilities costs, and a $0.5 million decrease in other costs. This decrease was only partially offset by a slight increase in headcount-related costs of $1.0 million due to a delay of hiring resulting in 1,527 employees as of June 30, 2018 and a $1.3 million increase in allowance for potential losses.
Six months ended June 30, 2018 compared to the six months ended June 30, 2017

	Six Months Ended		% change
	June 30, 2017	June 30, 2018	2017 vs 2018

	(in thousands, except percentages)
Sales and operations expenses	$(188,631)	$(188,375)	(0.1)%
% of revenue	(18)%	(17)%

Sales and operations expenses for the six months ended June 30, 2018 decreased $(0.3) million, or (0.1)%, compared to the six months ended June 30, 2017. This decrease was the result of a $5.8 million decrease in costs for internal events, a $1.0 million decrease in costs for marketing events, a $0.9 million decrease in allocated depreciation and amortization expense, a $0.2 million decrease in allocated rent and facilities costs, and a $1.4 million decrease in other costs. This decrease was only partially offset by an increase in headcount-related costs of $5.8 due to a delay of hiring resulting in 1,527 employees as of June 30, 2018 and a $3.2 million increase in allowance for potential losses.

General and Administrative Expenses
Three months ended June 30, 2018 compared to the three months ended June 30, 2017

	Three Months Ended		% change
	June 30, 2017	June 30, 2018	2017 vs 2018

	(in thousands, except percentages)
General and administrative expenses	$(32,239)	$(35,644)	11%
% of revenue	(6)%	(7)%
General and administrative expenses for the six months ended June 30, 2018 increased $3.4 million, or 11%, compared to the three months ended June 30, 2017. This increase was the result of a growth in headcount to 469 employees resulting in $2.6 million of additional headcount related costs, a $0.2 million increase in allocated rent and facilities costs, a $0.5 million increase in allocated depreciation and amortization expense, a $0.5 million increase in other consulting and professional fees and a $0.7 million increase in other costs offset by a $1.1m decrease in costs for internal events.
Six months ended June 30, 2018 compared to the six months ended June 30, 2017

	Six Months Ended		% change
	June 30, 2017	June 30, 2018	2017 vs 2018

	(in thousands, except percentages)
General and administrative expenses	$(63,754)	$(70,235)	10%
% of revenue	(6)%	(6)%
General and administrative expenses for the six months ended June 30, 2018 increased $6.5 million, or 10%, compared to the six months ended June 30, 2017. This increase was the result of a growth in headcount to 469 employees resulting in $6.7 million of additional headcount related costs, a $0.6 million increase in allocated rent and facilities costs, a $1.0 million increase in allocated depreciation and amortization expense, a $0.2m increase in other costs, partially offset by a $1.2m decrease in costs for internal events and a $0.8m decrease in other consulting and professional fees.

Financial income (expense), net
Three months ended June 30, 2018 compared to the three months ended June 30, 2017

	Three Months Ended		% change
	June 30, 2017	June 30, 2018	2017 vs 2018

	(in thousands, except percentages)
Financial income (expense), net	(2,094)	(1,006)	(52)%
% of revenue	(0.4)%	(0.2)%
Financial expense for the three months ended June 30, 2018 decreased by $(1.1) million, or (52.0)%, compared to the three months ended June 30, 2017. The $1.0 million financial expense for the three months ended June 30, 2018 was mainly driven by the non-utilization costs and up-front fees amortization incurred as part of our available RCF financing. The intra-group position between Criteo S.A. and its U.S subsidiary in the context of the funding of HookLogic acquisition is qualified as a net investment in a foreign operation from February 2018 and no longer requires hedging, resulting in reduced costs compared to the three months ended June 30, 2017.
Six months ended June 30, 2018 compared to the six months ended June 30, 2017

	Six Months Ended		% change
	June 30, 2017	June 30, 2018	2017 vs 2018

	(in thousands, except percentages)
Financial income (expense), net	$(4,427)	$(2,331)	(47)%
% of revenue	(0.4)%	(0.2)%
Financial expense for the six months ended June 30, 2018 decreased by $(2.1) million, or (47)%, compared to the six months ended June 30, 2017. The $2.3 million financial expense for the three months ended June 30, 2018 was driven by the non-utilization costs and up-front fees amortization incurred as part of our available RCF financing and hedging costs related to an intra-group position between Criteo S.A. and its U.S. subsidiary in the context of the funding of the HookLogic acquisition. As of February 2018, this position qualified as a net investment in a foreign operation and no longer requires hedging resulting in reduced costs compared to the three months ended June 30, 2017.

Provision for Income Taxes
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

Six months ended June 30, 2018 compared to the six months ended June 30, 2017

	Six Months Ended		% change
	June 30, 2017	June 30, 2018	2017 vs 2018

	(in thousands, except percentages)
Provision for income taxes	$(7,866)	$(21,024)	167%
% of revenue	(1)%	(2)%
Effective tax rate	26%	37%
For the six months ended June 30, 2017 and June 30, 2018, we used an annual estimated tax rate of 30% and 37%, respectively, to calculate the provision for income taxes. The increase in the annual estimated tax rate is primarily due to our preliminary estimates of the impact of the U.S. Tax Act. The effective tax rate was 26% and 37% for the six months ended June 30, 2017 and 2018, respectively. The difference between the annual estimated tax rate and the effective tax rate for six months ended June 30, 2017 was due to the tax impact of discrete items such as share-based compensation in the United States. Discrete items were immaterial for the six months ended June 30, 2018 resulting in no difference between the annual estimated tax rate and the effective tax rate.

Net Income
Three months ended June 30, 2018 compared to the three months ended June 30, 2017

	Three Months Ended		% change
	June 30, 2017	June 30, 2018	2017 vs 2018

	(in thousands, except percentages)
Net income	$7,505	14,707	96%
% of revenue	1%	3%

Net income for the three months ended June 30, 2018 increased $7.2 million, or 96%, compared to the three months ended June 30, 2017. This increase was the result of the factors discussed above, in particular, a $11.1 million increase in income from operations and a $1.1 million decrease in financial expense partially offset by a $5.0 million increase in provision for income taxes compared to the three months ended June 30, 2017.

Six months ended June 30, 2018 compared to the six months ended June 30, 2017

	Six Months Ended		% change
	June 30, 2017	June 30, 2018	2017 vs 2018

	(in thousands, except percentages)
Net income	$22,022	35,797	63%
% of revenue	2%	3%

Net income for the six months ended June 30, 2018 increased $13.8 million, or 63%, compared to the six months ended June 30, 2017. This increase was the result of the factors discussed above, in particular, a $24.8 million increase in income from operations and a $2.1 million decrease in financial expense partially offset by a $13.1 million increase in provision for income taxes compared to the six months ended June 30, 2017.

Revenue, Traffic Acquisition Costs and Revenue ex-TAC by Region
The following table sets forth our revenue, traffic acquisition costs and Revenue ex-TAC by geographic region, including the Americas (North and South America), Europe, Middle East and Africa, or EMEA, and Asia-Pacific.

	Three Months Ended			Six Months Ended
Region	June 30, 2017	June 30, 2018	Year over Year Change	June 30, 2017	June 30, 2018	Year over Year Change

Revenue:	(amounts in thousands, except percentages)
Americas	$229,392	$212,781	(7)%	$437,405	$425,476	(3)%
EMEA	191,682	201,080	5%	380,774	423,691	11%
Asia-Pacific	120,948	123,324	2%	240,509	252,182	5%
Total	542,022	537,185	(1)%	1,058,688	1,101,349	4%

Traffic acquisition costs:
Americas	(145,289)	(125,502)	(14)%	(274,156)	(257,023)	(6)%
EMEA	(106,605)	(112,577)	6%	(214,189)	(232,470)	9%
Asia-Pacific	(70,306)	(68,884)	(2)%	(140,548)	(141,216)	0.5%
Total	(322,200)	(306,963)	(5)%	(628,893)	(630,709)	0.3%

Revenue ex-TAC (1):
Americas	84,103	87,279	4%	163,249	168,453	3%
EMEA	85,077	88,503	4%	166,585	191,221	15%
Asia-Pacific	50,642	54,440	7%	99,961	110,966	11%
Total	$219,822	$230,222	5%	$429,795	$470,640	10%

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

	Three Months Ended			Six Months Ended
	June 30, 2017	June 30, 2018	YoY Change	June 30, 2017	June 30, 2018	YoY Change
	(amounts in thousands, except percentages)

Revenue as reported	$542,022	$537,185	(1)%	$1,058,688	$1,101,349	4%
Conversion impact U.S. dollar/other currencies		(11,393)			(42,480)
Revenue at constant currency	$542,022	$525,792	(3)%	$1,058,688	$1,058,869	—%

Traffic acquisition costs as reported	$(322,200)	$(306,963)	(5)%	$(628,893)	$(630,709)	0.3%
Conversion impact U.S. dollar/other currencies		6,487			23,356
Traffic Acquisition Costs at constant currency	$(322,200)	$(300,476)	(7)%	$(628,893)	$(607,353)	(3)%

Revenue ex-TAC as reported	$219,822	$230,222	5%	$429,795	$470,640	10%
Conversion impact U.S. dollar/other currencies		(4,906)			(19,124)
Revenue ex-TAC at constant currency	$219,822	$225,316	2%	$429,795	$451,516	5%
Revenue ex-TAC/Revenue as reported	41%	43%		41%	43%

Other cost of revenue as reported	$(32,808)	$(29,957)	(9)%	$(59,963)	$(60,016)	0.1%
Conversion impact U.S. dollar/other currencies		(73)			603
Other cost of revenue at constant currency	$(32,808)	$(30,030)	(8)%	$(59,963)	$(59,413)	(1)%

Adjusted EBITDA as reported	$54,086	$68,774	27%	$110,540	$146,706	33%
Conversion impact U.S. dollar/other currencies		(3,786)			(13,099)
Adjusted EBITDA at constant currency	$54,086	$64,988	20%	$110,540	$133,607	21%

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
Our cash and cash equivalents are invested primarily in demand deposit accounts that are currently providing only a minimal return. Our cash and cash equivalents at June 30, 2018 were held for working capital and general corporate purposes, which could include acquisitions, and amounted to $480.3 million as of June 30, 2018. The $66.2 million increase in cash and cash equivalents compared with December 31, 2017 primarily resulted from $124.9 million in cash from operating activities and $16.9 million in cash from financing activities. This was partially offset by $61.2 million used for investing activities over the period. The cash used for investing activities is mainly related to $50.4 million in capital expenditures and $10.8 million upon disposal of an activity. The cash used for financing activities is primarily related to $17.1 million cash impact of the settlement of hedging derivatives related to financing activities. In addition, the increase in cash includes a $14.4 million negative impact of changes in foreign exchange rates on our cash position over the period. We do not enter into investments for trading or speculative purposes. Our policy is to invest any cash in excess of our immediate requirements in investments designed to preserve the principal balance and provide liquidity. Accordingly, our cash and cash equivalents are invested primarily in demand deposit accounts that are currently providing only a minimal return.
Operating and Capital Expenditure Requirements
For the six months ended June 30, 2017 and 2018, our capital expenditures were $55.3 million and $50.4 million, respectively. In 2018, these capital expenditures were primarily related to the acquisition of data center and server equipment for our data centers as well as furnishing and leasehold improvements of new offices and office expansions. We believe our existing cash balances will be sufficient to meet our anticipated cash requirements through at least the next 12 months. Our future working capital requirements will depend on many factors, including the rate of our revenue growth, the amount and timing of our investments in personnel and capital equipment, and the timing and extent of our introduction of new products and product enhancements. If our cash and cash equivalents balances and cash flows from operating activities are insufficient to satisfy our liquidity requirements, we may need to raise additional funds through equity, equity-linked or debt financings to support our operations, and such financings may not be available to us on acceptable terms, or at all. We may also need to raise additional funds in the event we determine in the future to effect one or more acquisitions of businesses, technologies, assets or products. If we are unable to raise additional funds when needed, our operations and ability to execute our business strategy could be adversely affected. If we raise additional funds through the incurrence of indebtedness, such indebtedness would have rights that are senior to holders of our equity securities and could contain covenants that restrict our operations. Any additional equity financing could be dilutive to our shareholders.
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

Historical Cash Flows
The following table sets forth our cash flows for the six month period ended June 30, 2017 and 2018:

	Six Months Ended
	June 30, 2017	June 30, 2018

	(in thousands)
Cash from operating activities	$104,729	$124,868
Cash used in investing activities	$(52,935)	$(61,183)
Cash (used for) from financing activities	$(53,049)	$16,899
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
For the six months ended June 30, 2018, net cash provided by operating activities was $124.9 million and consisted of net income of $35.8 million, $108.0 million in adjustments for certain non-cash and non-operating items and changes in working capital of $13.6 million partially offset by $32.6 million of income taxes paid during the first six months of 2018. Adjustments for certain operating items primarily consisted of depreciation and amortization expense of $51.1 million, equity awards compensation expense of $39.1 million, $28.6 million of accrued income taxes partially offset by $3.3 million for other items and by $7.5 million of changes in deferred tax assets. The $13.6 million increase in cash from changes in working capital primarily consisted of a $101.4 million decrease in trade receivables, a $13.8 million decrease in other current assets including prepaid expenses and VAT receivables partially offset by a $89.7 million decrease in trade payables and a $11.9 million decrease in other current liabilities such as payroll and payroll related expenses and value-added tax ("VAT") payables.
Investing Activities
Our investing activities to date have consisted primarily of purchases of property and equipment and business acquisitions.
For the six months ended June 30, 2018, net cash used in investing activities was $61.2 million and consisted of $50.4 million for purchases of property and equipment and $10.8 million for the disposal of an activity.
Financing Activities
For the six months ended June 30, 2018, net cash from financing activities was $16.9 million resulting from the $17.1 million cash impact of the settlement of hedging derivatives related to financing activities and $0.6 million of share option exercises, partially offset by $0.5 million in repayments of borrowings and a $0.3 million change in other financial liabilities.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Market Risk

We are mainly exposed to foreign currency exchange rate fluctuations. There have been no material changes to our exposure to market risk during the first six months of 2018.

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
A 10% increase or decrease of the Pound Sterling, the Euro, the Japanese yen or the Brazilian real against the U.S. dollar would have impacted the Condensed Consolidated Statements of Income as follows:

	Six Months Ended
	June 30, 2017		June 30, 2018

	(in thousands)
GBP/USD	+10%	-10%	+10%	-10%
Net income impact	$115	$(115)	$(550)	$550

	Six Months Ended
	June 30, 2017		June 30, 2018

	(in thousands)
BRL/USD	+10%	-10%	+10%	-10%
Net income impact	$(17)	$17	$(200)	$200

	Six Months Ended
	June 30, 2017		June 30, 2018

	(in thousands)
JPY/USD	+10%	-10%	+10%	-10%
Net income impact	$701	$(701)	$439	$(439)

	Six Months Ended
	June 30, 2017		June 30, 2018

	(in thousands)
EUR/USD	+10%	-10%	+10%	-10%
Net income impact	$4,192	$(4,192)	$5,428	$(5,428)
Credit Risk and Trade receivables
For a description of our credit risk and trade receivables, please see "Note 4. Financial instruments" in the Notes to the Consolidated Financial Statements.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Based on their evaluation as of June 30, 2018, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective to provide reasonable assurance that (i) the information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and (ii) such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Item 1A. Risk Factors.

You should carefully consider the risks described below and under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017 and in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2018. These risks and uncertainties are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, also may become important factors that affect us. If any such risks materialize, our business, financial condition and results of operations could be materially harmed and the trading price of our ADSs could decline. These risks are not exclusive and additional risks and uncertainties that we are unaware of, or that we currently believe are not material, also may become important factors that affect us. There have been no material changes to the Risk Factors described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 and our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2018.

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

CRITEO S.A.
(Registrant)

	By:	/s/ Benoit Fouilland
Date: August 2, 2018	Name:	Benoit Fouilland
	Title:	Chief Financial Officer
(Principal financial officer and duly authorized signatory)