Form 10-Q
period 2018-09-30
Criteo S.A.
filed 2018-11-05
CIK 1576427

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended September 30, 2018
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
If an emerging growth company, indicate by check mark if the registrant has not elected to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐    No ☒
          As of October 31, 2018, the registrant had 67,361,360 ordinary shares, nominal value €0.025 per share, outstanding.

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

•
our ability to adapt to regulatory, legislative or self-regulatory developments regarding internet privacy matters, as well as responses to such developments by our counterparties, which may affect us;

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

PART I
Item 1. Financial Statements.

CRITEO S.A.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION (UNAUDITED)

	Notes	December 31, 2017	September 30, 2018

		(in thousands)
Assets
Current assets:
Cash and cash equivalents	5	$414,111	458,690
Trade receivables, net of allowance	5	484,101	356,792
Income taxes		8,882	20,316
Other taxes		58,346	48,722
Other current assets	7	26,327	26,855
Total current assets		991,767	911,375
Property, plant and equipment, net		161,738	183,777
Intangible assets, net	8	96,223	96,848
Goodwill	8	236,826	268,734
Non-current financial assets		19,525	20,491
Deferred tax assets		25,221	34,718
Total non-current assets		539,533	604,568
Total assets		$1,531,300	$1,515,943
Liabilities and shareholders' equity
Current liabilities:
Trade payables		$417,032	$332,388
Contingencies	15	1,798	2,411
Income taxes		9,997	2,510
Financial liabilities - current portion	10	1,499	2,498
Other taxes		58,783	45,233
Employee - related payables		66,219	53,709
Other current liabilities	9	65,677	59,463
Total current liabilities		621,005	498,212
Deferred tax liabilities		2,497	6,438
Retirement benefit obligation		5,149	5,942
Financial liabilities - non current portion	10	2,158	2,766
Other non-current liabilities		2,793	3,669
Total non-current liabilities		12,597	18,815
Total liabilities		633,602	517,027
Commitments and contingencies
Shareholders' equity:
Common shares, €0.025 par value, 66,085,097 and 67,231,036 shares authorized, issued and outstanding at December 31, 2017 and September 30, 2018, respectively.		2,152	2,182
Additional paid-in capital		591,404	648,139
Accumulated other comprehensive (loss)		(12,241)	(25,788)
Retained earnings		300,210	355,003
Equity-attributable to shareholders of Criteo S.A.		881,525	979,536
Non-controlling interests		16,173	19,380
Total equity		897,698	998,916
Total equity and liabilities		$1,531,300	$1,515,943
The accompanying notes form an integral part of these unaudited condensed consolidated financial statements.

CRITEO S.A.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

		Three Months Ended		Nine Months Ended
	Notes	September 30, 2017	September 30, 2018	September 30, 2017	September 30, 2018
		(in thousands, except share per data)

Revenue	3	$563,973	$528,869	$1,622,661	$1,630,218

Cost of revenue:
Traffic acquisition costs		(329,576)	(305,387)	(958,469)	(936,096)
Other cost of revenue		(29,951)	(32,921)	(89,914)	(92,937)

Gross profit		204,446	190,561	574,278	601,185

Operating expenses:
Research and development expenses		(43,860)	(41,796)	(126,992)	(134,658)
Sales and operations expenses		(95,184)	(90,526)	(283,815)	(278,901)
General and administrative expenses		(32,389)	(32,463)	(96,143)	(102,698)
Total operating expenses		(171,433)	(164,785)	(506,950)	(516,257)
Income from operations		33,013	25,776	67,328	84,928
Financial income (expense), net	12	(2,886)	(1,007)	(7,313)	(3,338)
Income before taxes		30,127	24,769	60,015	81,590
Provision for income taxes	13	(7,858)	(6,821)	(15,724)	(27,845)
Net income		$22,269	$17,948	$44,291	$53,745

Net income available to shareholders of Criteo S.A.		$19,774	$17,143	$38,185	$50,678
Net income available to non-controlling interests		$2,495	$805	$6,106	$3,067

Net income allocated to shareholders of Criteo S.A. per share:
Basic	14	$0.30	$0.26	$0.59	$0.76
Diluted	14	$0.29	$0.25	$0.56	$0.75

Weighted average shares outstanding used in computing per share amounts:
Basic	14	65,412,326	67,075,453	64,881,751	66,531,371
Diluted	14	68,200,343	68,625,673	67,876,791	67,864,802
The accompanying notes form an integral part of these unaudited condensed consolidated financial statements.

CRITEO S.A.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30, 2017	September 30, 2018	September 30, 2017	September 30, 2018
	(in thousands)

Net income	$22,269	$17,948	$44,291	$53,745
Foreign currency translation differences, net of taxes	20,972	(5,539)	66,826	(14,210)
Foreign currency translation differences	20,972	(5,539)	66,826	(14,210)
Income tax effect	—	—	—	—
Actuarial (losses) gains on employee benefits, net of taxes	155	23	745	436
Actuarial gains on employee benefits	184	23	882	436
Income tax effect	(29)	—	(137)	—
Comprehensive income (loss)	$43,396	$12,432	$111,862	$39,971
Attributable to shareholders of Criteo S.A.	$41,002	$12,076	$105,391	$37,127
Attributable to non-controlling interests	$2,394	$356	$6,471	$2,844
The accompanying notes form an integral part of these unaudited condensed consolidated financial statements.

CRITEO S.A.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30, 2017	September 30, 2018	September 30, 2017	September 30, 2018
	(in thousands)
Net income	$22,269	$17,948	$44,291	$53,745
Non-cash and non-operating items	61,995	51,993	146,443	159,982
- Amortization, depreciation and provisions	25,990	27,891	72,681	79,040
- Equity awards compensation expense (1)	22,028	17,262	51,887	56,333
- Interest accrued and non-cash financial income and expenses	(25)	20	7	66
- Change in deferred taxes	(8,164)	(1,806)	(20,569)	(9,341)
- Income tax for the period	16,022	8,626	36,293	37,186
- Other (2)	6,144	—	6,144	(3,302)
Changes in working capital related to operating activities	(12,372)	3,929	13,418	17,573
- (Increase) / Decrease in trade receivables	(991)	12,931	35,220	114,377
- Increase / (Decrease) in trade payables	(5,031)	13,091	(31,284)	(76,599)
- (Increase) / Decrease in other current assets	4,001	(8,229)	6,581	5,550
- Increase / (Decrease) in other current liabilities (2)	(10,351)	(13,864)	2,901	(25,755)
Income taxes paid	(10,165)	(23,614)	(37,696)	(56,174)
CASH FROM OPERATING ACTIVITIES	61,727	50,256	166,456	175,126
Acquisition of intangible assets, property, plant and equipment	(20,999)	(60,627)	(74,275)	(86,920)
Change in accounts payable related to intangible assets, property, plant and equipment	(6,774)	30,971	(8,760)	6,850
Disposal of (Payment for) business, net of cash acquired (disposed)	73	(38,100)	1,125	(48,911)
Change in other non-current financial assets	(157)	(45)	1,117	(3)
CASH USED FOR INVESTING ACTIVITIES	(27,857)	(67,801)	(80,793)	(128,984)
Issuance of long-term borrowings	2,220	—	3,674	—
Repayment of borrowings	(4,672)	(248)	(83,893)	(721)
Proceeds from capital increase	5,164	212	29,619	774
Change in other financial liabilities (2)	15,082	(136)	15,346	16,674
CASH (USED FOR) FROM FINANCING ACTIVITIES	17,794	(172)	(35,254)	16,727

CHANGE IN NET CASH AND CASH EQUIVALENTS	51,664	(17,717)	50,409	62,869
Net cash and cash equivalents at beginning of period	308,185	480,285	270,317	414,111
Effect of exchange rates changes on cash and cash equivalents (2)	(1,866)	(3,878)	37,257	(18,290)
Net cash and cash equivalents at end of period	$357,983	$458,690	$357,983	$458,690
(1) Of which $21.4 million and $17.1 million of equity awards compensation expense consisted of share-based compensation expense according to ASC 718 Compensation - stock compensation for the three months ended September 30, 2017 and 2018, respectively, and $50.7 million and $55.3 million of equity awards compensation expense consisted of share-based compensation expense according to ASC 718 Compensation - stock compensation for the nine month period ended September 30, 2017 and 2018, respectively.
(2) During the three months ended and nine months ended September 30, 2018, the Company reported the cash impact of the settlement of hedging derivatives related to financing activities in cash from (used for) financing activities in the unaudited consolidated statements of cash flows.
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

Conformity with U.S. GAAP requires the use of estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses in the condensed consolidated financial statements and accompanying notes. We base our estimates and judgments on historical information and on various other assumptions that we believe are reasonable under the circumstances. Our actual results may differ from these estimates. U.S. GAAP requires us to make estimates and judgments in several areas, including, but not limited to: (1) the recognition of revenue and particularly, the determination as to whether revenue should be reported on a gross or a net basis; (2) the evaluation of our trade receivables and the recognition of a valuation allowance for doubtful accounts; (3) the recognition of our deferred tax assets considering the subsidiaries projected taxable profit for future years (4) the evaluation of uncertain tax positions considering our transfer pricing policies and research tax credits in the United States and France; (5) the recognition and measurement of income tax positions considering the 2017 Tax Cuts and Jobs Act enacted in December 2017 in the United States, and particularly the measurement of the base erosion anti-avoidance tax ("BEAT"); (6) the recognition and measurement of goodwill and intangible assets and particularly costs capitalized in relation to our customized internal-use software; and (7) the measurement of share-based compensation and related expenses.

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
In May 2017, the FASB issued ASU 2017-09 Compensation - Stock Compensation (Topic 718). ASU 2017-09 was issued to provide clarity and reduce diversity in practice and complexity when applying the guidance in Topic 718 to a change in terms or conditions of a share-based payment award. Under the new guidance, modification accounting is required only if the fair value, the vesting conditions, or the classification of the award changes as a result of the change in terms or conditions. We adopted ASU 2017-09 as of January 1, 2018 on a prospective basis and it did not have a material impact on our financial position, results of operations or cash flows.
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
In July 2018, the FASB issued ASU 2018-09, Codification Improvements. ASU 2018-09 was issued to provide minor corrections, clarifications, and eliminate inconsistencies within the codification. The adoption of ASU 2018 - 09 is not expected to have a material impact on our financial statements.
In July 2018, the FASB issued ASU 2018 -10, Codification Improvements to Topic 842, Leases, and ASU 2018 - 11, Leases (Topic 842): Targeted Improvements. These updates will be effective January 1, 2019 in conjunction with ASU 2016-02 discussed above. We are assessing these updates as part of our Lease Accounting Transition project and they are not expected to have a significant impact on our initial conclusions discussed above.
    In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement - Disclosure Framework - Changes to the Disclosure Requirement for Fair Value Measurement. This ASU modifies disclosure requirements for Fair Value including 1) removing existing requirements, 2) modifying existing requirements, and 3) adding additional disclosure requirements. This update will be effective for fiscal years beginning after December 15, 2019. The adoption of ASU 2018-13, is not expected to have a material impact on our financial position or results of operations; however, it may have an impact on our disclosures.
In August 2018, the FASB issued ASU 2018 - 15, Intangibles - Goodwill and Other - Internal Use Software - Customer’s Accounting for Implementation Costs incurred in a Cloud Computing Arrangement That is a Service Contract. This ASU aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal use software license). This update will be effective periods beginning after December 15, 2019. The adoption of ASU 2018-15 is not expected to have a material impact on our financial position or results of operations.

Note 2. Significant Events

Acquisition of Storetail

On August 3rd, 2018 we completed the acquisition of Storetail Marketing Services SAS ("Storetail") for a total consideration of €41.3 million ($47.9 million). Refer to Note 8. Intangible Assets and Goodwill for further information.

Note 3. Revenue

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

Disaggregation of revenue
The following table presents our revenues disaggregated by geographical area:

	Americas	EMEA	Asia-Pacific	Total
For the three months ended	(in thousands)

September 30, 2017	$228,326	$207,168	$128,479	$563,973
September 30, 2018	$211,247	$195,230	$122,392	$528,869

	Americas	EMEA	Asia-Pacific	Total
For the nine months ended	(in thousands)

September 30, 2017	$665,731	$587,942	$368,988	$1,622,661
September 30, 2018	$636,723	$618,921	$374,574	$1,630,218

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
Each performance obligation is satisfied over time as the client continuously receives and consumes the benefits of the services. We generally price our advertising campaigns on a cost per click basis (CPC) model based on the number of clicks generated by users on each advertisement we deliver in our advertising campaigns (variable consideration) which means that we have a right to invoice our clients when a user clicks on an advertisement displayed by us. Advertising campaigns are billed and paid on a monthly basis. This amount is representative of the value of the service delivered to the client and therefore, applying the right-to-bill practical expedient, we recognize revenue over time based on the users’ clicks.
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

Note 4. Restructuring
Restructuring of our China Operations

In May 2017, the Company announced it would no longer continue to serve the domestic market in China and would refocus its China operations entirely on the export business. For the nine months ended September 30, 2017, we recognized $3.3 million in restructuring charges as detailed below:

Nine Months Ended
September 30, 2017
(in thousands)
Severance costs	$802
Facility exit costs	2,265
Other	232
Total restructuring costs	$3,299

For the nine months ended September 30, 2017, $2.5 million was included in Other Cost of Revenue, $0.7 million in Sales and Operations expenses, and $0.1 million was included in General and Administrative expenses.

No additional charges related to restructuring were recorded in the three months ended September 30, 2017.

As of December 31, 2017, we had a restructuring liability of $0.4 million included in other current liabilities on the consolidated statement of financial position. No additional expenses were recorded related to this restructuring in the nine months ended September 30, 2018 and the remaining $0.4 million was paid during the period resulting in the extinguishment of the restructuring liability as of September 30, 2018.

Discontinuation of Criteo Predictive Search

On October 31, 2017, the Company announced that it had decided to discontinue the Criteo Predictive Search product. $4.1 million was recognized as restructuring charges in 2017. For the nine months ended September 30, 2018, we recognized a gain of $0.1 million. This gain was due to employees being relocated within the company rather than being terminated and a reduction of share-based compensation expenses which was partially offset by additional charges for facilities and employee severance agreements.

Nine Months Ended
September 30, 2018
(in thousands)
Severance costs	$127
Facility exit costs	297
Other	(477)
Total restructuring costs / (gain)	$(53)

For the nine months ended September 30, 2018, $0.2 million was included in Sales and Operations expenses and $(0.3) million in Research and Development expenses. Other costs relate to a reduction of share-based compensation expenses of $(0.5) million due to forfeitures.

No additional charges related to restructuring were recorded in the three months ended September 30, 2018.

The following table summarizes restructuring activities as of September 30, 2018 included in other current liabilities on the balance sheet:

Restructuring Liability
(in thousands)
Restructuring liability - January 1, 2018	$2,351
Restructuring costs / (gain)	(53)
Amounts paid	(2,060)
Other	472
Restructuring liability - September 30, 2018	$710

Note 5. Financial Instruments
Credit Risk
The maximum exposure to credit risk at the end of each reported period is represented by the carrying amount of financial assets, and summarized in the following table:

	December 31, 2017	September 30, 2018
	(in thousands)
Cash and cash equivalents	$414,111	$458,690
Trade receivables, net of allowance	484,101	356,792
Other taxes	58,346	48,722
Other current assets	26,327	26,855
Non-current financial assets	19,525	20,491
Total	$1,002,410	$911,550
As of December 31, 2017 and September 30, 2018, no customer accounted for 10% or more of trade receivables.
We perform ongoing credit evaluations of our customers and do not require collateral. We maintain an allowance for estimated credit losses. During the year ended December 31, 2017 and the nine-month period ended September 30, 2018, our allowance for doubtful accounts increased by $9.2 million and $3.5 million, respectively.
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
For each period presented, the aging of trade receivables and allowances for potential losses is as follows:

	December 31, 2017				September 30, 2018
	Gross value	%	Allowance	%	Gross value	%	Allowance	%
	(in thousands)		(in thousands)		(in thousands)		(in thousands)

Not yet due	$304,233	60.3%	$(168)	0.8%	$302,305	79.3%	$(1,942)	8.0%
0 - 30 days	121,957	24.2%	—	—%	7,503	2.0%	(1,045)	4.3%
31 - 60 days	29,325	5.8%	(21)	0.1%	22,381	5.9%	(396)	1.6%
61 - 90 days	7,498	1.5%	(35)	0.2%	8,396	2.2%	(87)	0.4%
> 90 days	41,906	8.3%	(20,594)	98.9%	40,549	10.6%	(20,872)	85.8%
Total	$504,919	100%	$(20,818)	100%	$381,134	100%	$(24,342)	100%

Financial Liabilities

	December 31, 2017	September 30, 2018

	(in thousands)
Trade payables	$417,032	$332,388
Other taxes	58,783	45,233
Employee-related payables	66,219	53,709
Other current liabilities	65,677	59,463
Financial liabilities	3,657	5,264
Total	$611,368	$496,057
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

	December 31, 2017	September 30, 2018

	(in thousands)
Derivative Assets:
Included in other current assets	$5,159	$—

Derivative Liabilities:
Included in financial liabilities - current portion	$—	$1,613
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

	December 31, 2017	September 30, 2018

	(in thousands)
Cash and cash equivalents	$267,236	$287,533
Money market funds	—	—
Interest-bearing bank deposits	146,875	171,157
Total cash and cash equivalents	$414,111	$458,690

For our cash and cash equivalents, the fair value approximates the carrying amount, given the nature of the cash and cash equivalents and the maturity of the expected cash flows.

Note 6. Trade Receivables
The following table shows the breakdown in trade receivables net book value for the presented periods:

	December 31, 2017	September 30, 2018
	(in thousands)
Trade accounts receivables	$504,919	$381,134
(Less) allowance for doubtful accounts	(20,818)	(24,342)
Net book value at end of period	$484,101	$356,792
Changes in allowance for doubtful accounts are summarized below:

	2017	2018

	(in thousands)
Balance at January 1	$(11,598)	$(20,818)
Allowance for doubtful accounts	(7,849)	(13,609)
Reversal of provision	3,378	9,382
Currency translation adjustment	(651)	703
Balance at September 30	$(16,720)	$(24,342)
The change in allowance for doubtful accounts during the nine months ended September 30, 2018 related mainly to increased business with categories of clients associated with a higher credit risk.

Note 7. Other Current Assets
The following table shows the breakdown in other current assets net book value for the presented periods:

	December 31, 2017	September 30, 2018

	(in thousands)
Prepayments to suppliers	$3,244	$5,958
Employee-related receivables	—	155
Other debtors	5,694	4,949
Prepaid expenses	12,230	15,793
Derivative instruments	5,159	—
Gross book value at end of period	26,327	26,855
(Less) Allowance for doubtful accounts	$—	$—
Net book value at end of period	$26,327	$26,855
Prepaid expenses mainly consist of office rental advance payments.
Derivative financial instruments include foreign currency swaps or forward purchases or sales contracts used to manage our exposure to the risk of exchange rate fluctuations. These instruments are considered level 2 financial instruments as they are measured using valuation techniques based on observable market data.

Note 8. Intangible assets and Goodwill
There have been no significant changes in intangible assets or goodwill since December 31, 2017 except for the technology and marketing solution identified following the preliminary purchase price allocation described below. In addition, no triggering events have occurred that would indicate impairment in the balance of either intangible assets or goodwill.
The estimated amortization expense related to intangible assets for the next five years and thereafter is as follows:

	Software	Technology and customer relationships	Total
	(in thousands)
From October 1 to December 31, 2018	$2,310	$4,140	$6,450
2019	5,237	15,722	20,959
2020	4,174	11,532	15,706
2021	2,381	11,532	13,913
2022	1,201	11,532	12,733
Thereafter	—	27,087	27,087
Total	$15,303	$81,545	$96,848

On August 3, 2018, we acquired all of the outstanding shares of Storetail, a pioneering retail media technology platform that enables retailers to monetize native placements on their ecommerce sites on a CPM basis, for total consideration of €41.3 million ($47.9 million). The total consideration is comprised of €37.7 million cash ($43.7 million) financed by the available cash resources at the acquisition date and €3.6 million ($4.2 million) of Criteo shares to be delivered two years following the acquisition date. This business combination has been accounted for under the acquisition method in accordance with ASC 805 - Business Combinations. A preliminary valuation of the fair value of Storetail’s assets acquired, liabilities assumed and the related allocation of purchase price has been performed as of September 30, 2018, resulting in the identification of a technology and related marketing solution asset of €12.2 million ($14.1 million) and related deferred tax liability of €4.2 million ($4.9 million). Residual goodwill has been valued at €28.5 million ($33.0 million). Once this valuation analysis is finalized, the estimate of the fair value of the assets acquired and liabilities assumed may be adjusted. In addition, acquisition costs amounting to €0.4 million ($0.5 million) were fully expensed as incurred.
The 2016 Hooklogic acquisition, and the subsequent Criteo Sponsored Products solution, have allowed Criteo to partner more deeply with retailers from an on-site monetization perspective to reach and engage shoppers. The addition of Storetail’s highly complementary technology is an important building block to enable Criteo to offer a full monetization platform to retailers.

Note 9. Other Current Liabilities
Other current liabilities are presented in the following table:

	December 31, 2017	September 30, 2018

	(in thousands)
Clients' prepayments	$33,495	$20,742
Accounts payable relating to capital expenditures	30,736	36,340
Other creditors	740	1,567
Deferred revenue	706	814
Total	$65,677	$59,463
The changes in "Client's prepayments" mainly related to the customers' cash advances for the Criteo Sponsored Products travel business disposed in the first quarter of 2018. The changes in "accounts payable relating to capital expenditures" relate to significant data centers equipment and leasehold improvements acquisitions in 2017 paid during the nine-month period ended September 30, 2018 offset by additional acquisitions in the third quarter of 2018 which have not yet been paid.

Note 10. Financial Liabilities
The changes in current and non-current financial liabilities during the period ended September 30, 2018 are illustrated in the following schedules:

	As of January 1, 2018	New borrowings	Repayments	Change in scope (2)	Other (1)	Currency translation adjustment	As of September 30, 2018

	(in thousands)
Borrowings	$982	$—	$(721)	$—	$653	$(29)	$885
Other financial liabilities	517	—	(514)	—	—	(3)	—
Derivative instruments	—	—	—	—	1,664	(51)	1,613
Current portion	1,499	—	(1,235)	—	2,317	(83)	2,498
Borrowings	1,798	—	—	1,235	(653)	(47)	2,333
Other financial liabilities	360	73	—	—	—	—	433
Non current portion	2,158	73	—	1,235	(653)	(47)	2,766
Borrowings	2,780	—	(721)	1,235	—	(76)	3,218
Other financial liabilities	877	73	(514)	—	—	(3)	433
Derivative instruments	—	—	—	—	1,664	(51)	1,613
Total	$3,657	$73	$(1,235)	$1,235	$1,664	$(130)	$5,264
 (1) Includes reclassification from non-current to current portion based on maturity of the financial liabilities as well a changes in the fair value of derivative instruments.
(2) Includes existing debt from acquired entities.
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

Note 11. Share-Based Compensation
The board of directors has been authorized by the general meeting of the shareholders to grant employee warrants (Bons de Souscription de Parts de Créateur d’Entreprise or "BSPCEs"), share options (Options de Souscription d'Actions or "OSAs"), restricted share units ("RSUs") and non-employee warrants (Bons de Souscription d'Actions or "BSAs").
During the nine months ended September 30, 2018, there were six grants of RSUs and two grants of OSAs under the Employee Share Option Plan 10 as defined in Note 18 to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2017.

•	On March 1, 2018, 122,448 RSUs were granted to Criteo employees subject to continued employment.

•	On March 16, 2018, 1,295,513 RSUs were granted to Criteo employees subject to continued employment and 794,733 OSAs were granted to senior management subject to continued employment.

•	On April 25, 2018, 101,377 RSUs were granted to Criteo employees subject to continued employment.

•	On June 26, 2018 142,390 RSUs were granted to Criteo employees and 152,833 OSAs were granted to senior management subject to continued employment.

•
On July 26, 2018, 203,333 RSUs were granted were granted to senior management subject to achievement of internal performance objectives and continued employment. Based on the assumptions known as of September 30, 2018, we determined share-based compensation expense by applying the probability of performance objectives completion and 469,414 RSUs were granted to Criteo employees subject to continued employment.

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

Change in Number of BSPCE/OSA/RSU/BSA

	OSA/BSPCE	RSU	BSA	Total
Balance at January 1, 2018	3,192,708	4,212,508	186,276	7,591,492
Granted	947,566	2,334,475	—	3,282,041
Exercised (OSA/BSPCE/BSA)	(117,516)	—	—	(117,516)
Vested (RSU)	—	(868,431)	—	(868,431)
Forfeited	(659,624)	(839,696)	(19,606)	(1,518,926)
Expired	—	—	—	—
Balance at September 30, 2018	3,363,134	4,838,856	166,670	8,368,660

Breakdown of the Closing Balance

	OSA/BSPCE	RSU	BSA
Number outstanding	3,363,134	4,838,856	166,670
Weighted-average exercise price	€27.01	NA	€22.79
Number vested	2,219,976	NA	95,140
Weighted-average exercise price	€25.04	NA	€16.90
Weighted-average remaining contractual life of options outstanding, in years	6.84	NA	6.76
Reconciliation with the Unaudited Consolidated Statements of Income

	Three Months Ended
	September 30, 2017				September 30, 2018

	(in thousands)
	R&D	S&O	G&A	Total	R&D	S&O	G&A	Total
RSUs	$(5,929)	$(9,896)	$(3,956)	$(19,781)	$(4,723)	$(6,604)	$(4,236)	$(15,563)
Share options / BSPCE	(432)	(1)	(1,169)	(1,602)	(178)	(348)	(962)	(1,488)
Total share-based compensation	(6,361)	(9,897)	(5,125)	(21,383)	(4,901)	(6,952)	(5,198)	(17,051)
BSAs	—	—	(645)	(645)	—	—	(211)	(211)
Total equity awards compensation expense	(6,361)	(9,897)	(5,770)	(22,028)	(4,901)	(6,952)	(5,409)	(17,262)

	Nine Months Ended
	September 30, 2017				September 30, 2018

	(in thousands)
	R&D	S&O	G&A	Total	R&D	S&O	G&A	Total
RSUs	$(13,443)	$(23,028)	$(9,354)	$(45,825)	$(15,785)	$(21,539)	$(13,482)	$(50,806)
Share options / BSPCE	(1,295)	19	(3,570)	(4,846)	(569)	(1,309)	(2,583)	(4,461)
Total share-based compensation	(14,738)	(23,009)	(12,924)	(50,671)	(16,354)	(22,848)	(16,065)	(55,267)
BSAs	—	—	(1,216)	(1,216)	—	—	(1,066)	(1,066)
Total equity awards compensation expense	$(14,738)	$(23,009)	$(14,140)	$(51,887)	$(16,354)	$(22,848)	$(17,131)	$(56,333)

Note 12. Financial income (expense), net
The condensed consolidated statements of income line item “Financial income (expense), net” can be broken down as follows:

	Three Months Ended
	September 30, 2017	September 30, 2018
	(in thousands)
Financial income from cash equivalents	$189	$294
Interest and fees	(830)	(521)
Interest on debt	(635)	(455)
Fees	(195)	(66)
Foreign exchange gain (loss)	(2,227)	(760)
Other financial expense	(18)	(20)
Total financial income (expense), net	$(2,886)	$(1,007)
The $1.0 million financial expense for the three months ended September 30, 2018 was mainly driven by the non-utilization costs and up-front fees amortization incurred as part of our available RCF financing. The intra-group position between Criteo S.A. and its U.S subsidiary in the context of the funding of the HookLogic acquisition is qualified as a net investment in a foreign operation from February 2018 and no longer requires hedging, resulting in reduced costs compared to the three months ended September 30, 2017.

	Nine Months Ended
	September 30, 2017	September 30, 2018
	(in thousands)
Financial income from cash equivalents	$639	$798
Interest and fees	(2,242)	(1,565)
Interest on debt	(1,853)	(1,488)
Fees	(389)	(77)
Foreign exchange gain (loss)	(5,660)	(2,507)
Other financial expense	(50)	(64)
Total financial income (expense), net	$(7,313)	$(3,338)
The $3.3 million financial expense for the nine months ended September 30, 2018 was mainly driven by the non-utilization costs and up-front amortization incurred as part of our available RCF financing and hedging costs related to an intra-group position between Criteo S.A. and its U.S. subsidiary in the context of the funding of the HookLogic acquisition. As of February 2018, this position qualified as a net investment in a foreign operation and no longer requires hedging resulting in reduced costs compared to the nine months ended September 30, 2017.

Note 13. Income Taxes
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
The condensed consolidated statements of income line item “Provision for income taxes” can be broken down as follows:

	Nine Months Ended
	September 30, 2017	September 30, 2018
	(in thousands)
Current income tax	$(36,293)	$(37,186)
Net change in deferred taxes	20,569	9,341
Provision for income taxes	$(15,724)	$(27,845)
For the nine months ended September 30, 2017 and 2018, we used an annual estimated tax rate of 30% and 32%, respectively, to calculate the provision for income taxes. The increase in the annual estimated tax rate is primarily due to our preliminary estimates of the impact of the U.S. Tax Act. The effective tax rate was 26% and 34% for the nine months ended September 30, 2017 and 2018, respectively. The difference between the annual estimated tax rate and the effective tax rate for nine months ended September 30, 2017 and 2018 was due to the tax impact of discrete items such as share-based compensation in the United States.
Our estimated annual effective tax rate includes our preliminary estimates for the impact of the U.S. Tax Cuts and Jobs Act (the "Tax Act") which was enacted on December 22, 2017 and introduces significant changes to U.S. income tax law. Effective in 2018, the Tax Act reduces the U.S. federal income tax rate from 35% to 21% and creates new taxes on certain related-party payments, referred to as a base erosion anti-avoidance tax, or “BEAT”. The Tax Act also modifies the limitation on the amount of deductible interest expense and the limitation on the deductibility of certain executive compensation. Our estimates are preliminary, and our effective tax rate may be impacted as more information becomes available regarding the implementation guidelines of the tax reform.

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

Note 14. Earnings Per Share
Basic Earnings Per Share
We calculate basic earnings per share by dividing the net income for the period attributable to shareholders of the Parent by the weighted average number of shares outstanding.

	Three Months Ended		Nine Months Ended
	September 30, 2017	September 30, 2018	September 30, 2017	September 30, 2018
	(in thousands, except share amount and per data)
Net income attributable to shareholders of Criteo S.A.	$19,774	$17,143	$38,185	$50,678
Weighted average number of shares outstanding	65,412,326	67,075,453	64,881,751	66,531,371
Basic earnings per share	$0.30	$0.26	$0.59	$0.76
Diluted Earnings Per Share
We calculate diluted earnings per share by dividing the net income attributable to shareholders of the Parent by the weighted average number of shares outstanding plus any potentially dilutive shares not yet issued from share-based compensation plans (see Note 11). There were no other potentially dilutive instruments outstanding as of September 30, 2017 and 2018. Consequently, all potential dilutive effects from shares are considered.
For each period presented, a contract to issue a certain number of shares (i.e. share option, non-employee warrant ("BSA"), restricted share unit ("RSU") or employee warrant ("BSPCE") is assessed as potentially dilutive if it is “in the money” (i.e., the exercise or settlement price is lower than the average market price).

	Three Months Ended		Nine Months Ended
	September 30, 2017	September 30, 2018	September 30, 2017	September 30, 2018
	(in thousands, except share amount and per data)
Net income attributable to shareholders of Criteo S.A.	$19,774	$17,143	$38,185	$50,678
Weighted average number of shares outstanding of Criteo S.A.	65,412,326	67,075,453	64,881,751	66,531,371
Dilutive effect of :
Restricted share awards ("RSUs")	1,615,344	1,093,830	1,497,121	893,341
Share options and BSPCE	1,116,117	417,873	1,421,857	402,581
Share warrants	56,556	38,517	76,062	37,509
Weighted average number of shares outstanding used to determine diluted earnings per share	68,200,343	68,625,673	67,876,791	67,864,802
Diluted earnings per share	$0.29	$0.25	$0.56	$0.75

The weighted average number of securities that were anti-dilutive for diluted EPS for the periods presented but which could potentially dilute EPS in the future are as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2017	September 30, 2018	September 30, 2017	September 30, 2018

Restricted share awards	1,168,812	893	470,125	1,517,761
Share options and BSPCE	516,668	114,065	362,861	38,022
Share warrants	—	—	—	—
Weighted average number of anti-dilutive securities excluded from diluted earnings per share	1,685,480	114,958	832,986	1,555,783

Note 15. Commitments and Contingencies
Commitments
Leases
We are party to various contractual commitments mainly related to our offices as well as hosting services.
During the three month ended September 30, 2018 we entered into additional operating lease agreements, relating to the rental of a new office and an additional data center, resulting in additional commitments of $14.3 million and $11.7 million, respectively, over 6 years and 5 years, respectively.
Except for what has been mentioned above, there have been no significant changes in future payment obligations for these contractual commitments from what was disclosed in Note 22 to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2017. Certain of these arrangements have free rent periods or escalating rent payment provisions, and we recognize rent expense under such arrangements on a straight-line basis.
Rent expenses relating to our offices totaled $8.9 million and $9.5 million for the three-month period ended September 30, 2017 and 2018, respectively and $26.3 million and $28.6 million for the nine-month period ended September 30, 2017 and 2018, respectively.
Hosting costs totaled $13.1 million and $14.1 million for the three-month period ended September 30, 2017 and 2018, respectively and $44.2 million and $38.9 million for the nine-month period ended September 30, 2017 and 2018, respectively.

Revolving Credit Facilities, Credit Line Facilities and Bank Overdrafts
As mentioned in Note 10, we are party to one RCF with a syndicate of banks which allow us to draw up to €350.0 million ($405.2 million). As of September 30, 2018, there was no amount drawn on the RCF.
This credit facility is unsecured and contains customary events of default and contains covenants, including compliance with a total net debt to Adjusted EBITDA ratio and restrictions on incurring additional indebtedness. As of September 30, 2018, we were in compliance with the required leverage ratio.

Contingencies
Changes in provisions during the presented periods are summarized below:

	Provision for employee-related litigation	Other provisions	Total
	(in thousands)
Balance at January 1, 2018	$545	$1,253	$1,798
Increase	273	1,481	1,754
Provision used	(336)	(220)	(556)
Provision released not used	(42)	(456)	(498)
Currency translation adjustments	(39)	(48)	(87)
Balance at September 30, 2018	$401	$2,010	$2,411
- of which current	401	2,010	2,411
The amount of the provisions represent management’s best estimate of the future outflow. As of September 30, 2018, provisions are mainly in relation to employee-related litigations and other operating provisions.

Note 16. Breakdown of Revenue and Non-Current Assets by Geographical Areas
The Company operates in the following three geographical markets:

•	Americas (North and South America);

•	EMEA (Europe, Middle-East and Africa); and

•	Asia-Pacific.
The following tables disclose our consolidated revenue for each geographical area for each of the reported periods. Revenue by geographical area is based on the location of advertisers’ campaigns.

	Americas	EMEA	Asia-Pacific	Total
For the three months ended:	(in thousands)

September 30, 2017	$228,326	$207,168	$128,479	$563,973
September 30, 2018	$211,247	$195,230	$122,392	$528,869
Revenue generated in France, the country of incorporation of the Parent company, amounted to $38.2 million and $35.9 million for the three months ended September 30, 2017 and 2018, respectively.

	Americas	EMEA	Asia-Pacific	Total
For the nine months ended	(in thousands)

September 30, 2017	$665,731	$587,942	$368,988	$1,622,661
September 30, 2018	$636,723	$618,921	$374,574	$1,630,218
Revenue generated in France amounted to $111.8 million and $114.3 million for the nine months ended September 30, 2017 and 2018, respectively.
    Revenue generated in other significant countries where we operate is presented in the following table:

	Three Months Ended		Nine Months Ended
	September 30, 2017	September 30, 2018	September 30, 2017	September 30, 2018
	(in thousands)
Americas
United States	$198,342	$186,366	$578,806	$559,786
EMEA
Germany	$48,318	$47,460	$132,814	$150,607
United Kingdom	$28,352	$22,109	$82,971	$70,887
Asia-Pacific
Japan	$94,103	$83,792	$266,813	$260,116
As of September 30, 2017 and 2018, our largest client represented 2.1% and 2.3%, respectively, of our consolidated revenue.

Other Information
For each reported period, non-current assets (corresponding to the net book value of tangible and intangible assets) are presented in the table below. The geographical information results from the locations of legal entities.

			Of which			Of which	Of which
	Holding	Americas	United States	EMEA	Asia-Pacific	Japan	Singapore	Total
(in thousands)

December 31, 2017	$100,819	$113,272	$112,685	$18,850	$25,020	$10,141	$10,085	$257,961
September 30, 2018	$128,926	$100,435	$100,073	$29,423	$21,841	$12,317	$4,871	$280,625
Note 17. Related Parties
There were no significant related-party transactions during the period nor any change in the nature of the transactions as described in Note 23 to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2017 and Note 16 to the consolidated financial statements included in the Company's quarterly report on Form 10-Q for the period ended June 30, 2018.

Note 18. Subsequent Events
On October 29, 2018, Criteo acquired Manage.com, Inc, a Silicon Valley-based company with an attractive app install solution that helps advertisers acquire new customers in mobile apps.

On October 31, 2018 Criteo announced that its Board of Directors authorized a share repurchase program of up to $80 million of the Company’s outstanding American Depositary Shares. The Company intends to use repurchased shares in connection with M&A transactions. In addition, the Company may use repurchased shares to satisfy employee equity plan vesting in lieu of issuing new shares. The program does not require the purchase of any minimum number of shares and may be suspended, modified or discontinued at any time without prior notice.

The Company evaluated all other subsequent events that occurred after September 30, 2018 through the date of issuance of the unaudited condensed consolidated financial statements and determined there are no significant events that require adjustments or disclosure.

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

Revenue ex-TAC is our revenue excluding traffic acquisition costs ("TAC") generated over the applicable measurement period and Revenue ex-TAC by Region reflects our Revenue ex-TAC by our three regions. Revenue ex-TAC, Revenue ex-TAC by Region and Revenue ex-TAC margin are key measures used by our management and board of directors to evaluate our operating performance, generate future operating plans and make strategic decisions regarding the allocation of capital. In particular, we believe that the elimination of TAC from revenue can provide a useful measure for period-to-period comparisons of our business and across our three regions. Accordingly we believe that Revenue ex-TAC, Revenue ex-TAC by Region and Revenue ex-TAC margin provide useful information to investors and the market generally in understanding and evaluating our operating results in the same manner as our management and board of directors.

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

Condensed Consolidated Statements of Income Data (Unaudited):

	Three Months Ended		Nine Months Ended
	September 30, 2017	September 30, 2018	September 30, 2017	September 30, 2018
	(in thousands, except share and per share data)

Revenue	$563,973	$528,869	$1,622,661	$1,630,218

Cost of revenue (2):
Traffic acquisition costs	(329,576)	(305,387)	(958,469)	(936,096)
Other cost of revenue	(29,951)	(32,921)	(89,914)	(92,937)
Gross profit	204,446	190,561	574,278	601,185

Operating expenses
Research and development expenses (2)	(43,860)	(41,796)	(126,992)	(134,658)
Sales and operations expenses (2)	(95,184)	(90,526)	(283,815)	(278,901)
General and administrative expenses (2)	(32,389)	(32,463)	(96,143)	(102,698)
Total operating expenses	(171,433)	(164,785)	(506,950)	(516,257)
Income from operations	33,013	25,776	67,328	84,928
Financial income (expense), net	(2,886)	(1,007)	(7,313)	(3,338)
Income before taxes	30,127	24,769	60,015	81,590
Provision for income taxes	(7,858)	(6,821)	(15,724)	(27,845)
Net income	$22,269	$17,948	$44,291	$53,745
Net income available to shareholders of Criteo S.A. (1)	$19,774	$17,143	$38,185	$50,678
Net income available to shareholders of Criteo S.A. per share:
Basic	$0.30	$0.26	$0.59	$0.76
Diluted	$0.29	$0.25	$0.56	$0.75

Weighted average shares outstanding used in computing per share amounts:
Basic	65,412,326	67,075,453	64,881,751	66,531,371
Diluted	68,200,343	68,625,673	67,876,791	67,864,802
(1) For the three months ended September 30, 2017 and 2018, this excludes $2.5 million and $0.8 million, respectively, of net income attributable to non-controlling interests held by Yahoo! Japan in our Japanese subsidiary Criteo KK. For the nine months ended September 30, 2017 and 2018, this excludes $6.1 million and $3.1 million, respectively, of net income attributable to non-controlling interests held by Yahoo! Japan in our Japanese subsidiary Criteo KK.
(2) Cost of revenue and operating expenses include equity awards compensation expense, pension service costs, depreciation and amortization expense, restructuring costs, acquisition-related costs and deferred price consideration as follows:

Detailed Information on Selected Items (unaudited):

	Three Months Ended		Nine Months Ended
	September 30, 2017	September 30, 2018	September 30, 2017	September 30, 2018
	(in thousands)
Equity awards compensation expense
Research and development expenses	$6,361	$4,901	$14,738	$16,227
Sales and operations expenses	9,897	6,952	23,009	23,451
General and administrative expenses	5,770	5,408	14,140	17,131
Total equity awards compensation expense	$22,028	$17,261	$51,887	$56,809

Pension service costs
Research and development expenses	161	208	459	640
Sales and operations expenses	65	83	184	237
General and administrative expenses	94	128	267	395
Total pension service costs (a)	$320	$419	$910	$1,272

Depreciation and amortization expense
Cost of revenue	14,320	16,571	38,419	46,870
Research and development expenses (b)	2,822	2,724	8,857	7,190
Sales and operations expenses (c)	5,102	4,442	14,988	13,414
General and administrative expenses	1,511	1,882	3,968	5,351
Total depreciation and amortization expense	$23,755	$25,619	$66,232	$72,825

Acquisition-related costs
General and administrative expenses	—	516	—	516
Total acquisition-related costs	$—	$516	$—	$516

Restructuring
Cost of revenue	—	—	2,497	—
Research and development expenses	—	—	—	(332)
Sales and operations expenses	—	—	690	290
General and administrative expenses	—	—	112	(11)
Total Restructuring	$—	$—	$3,299	$(53)
(a) Effective January 1, 2012, actuarial gains and losses are recognized in other comprehensive income.
(b) Includes acquisition-related amortization of intangible assets of $1.9 million and $1.7 million for the three months ended September 30, 2017 and 2018, respectively, and $6.4 million and $4.2 million for the nine months ended September 30, 2017 and 2018, respectively.
(c) Includes acquisition-related amortization of intangible assets of $2.5 million and $2.2 million for the three months ended September 30, 2017 and 2018, respectively, and $7.4 million and $6.6 million for the nine months ended September 30, 2017 and 2018, respectively.

Consolidated Statements of Financial Position Data (Unaudited):

	December 31, 2017	September 30, 2018

	(in thousands)
Cash and cash equivalents	$414,111	$458,690
Total assets	1,531,300	1,515,943
Trade receivables, net of allowance for doubtful accounts	484,101	356,792
Total financial liabilities	3,657	5,264
Total liabilities	633,602	517,027
Total equity	$897,698	$998,916
Other Financial and Operating Data (Unaudited):

	Three Months Ended		Nine Months Ended
	September 30, 2017	September 30, 2018	September 30, 2017	September 30, 2018
	(in thousands, except client data)
Number of clients	17,299	19,213	17,299	19,213
Revenue ex-TAC (3)	$234,397	$223,482	$664,192	$694,122
Adjusted Net Income (4)	$44,416	$36,336	$101,476	$112,337
Adjusted EBITDA (5)	$79,116	$69,591	$189,656	$216,297
(3) We define Revenue ex-TAC as our revenue excluding traffic acquisition costs, or TAC, generated over the applicable measurement period. Revenue ex-TAC is not a measure calculated in accordance with U.S. GAAP. We have included Revenue ex-TAC in this Form 10-Q because it is a key measure used by our management and board of directors to evaluate operating performance, generate future operating plans and make strategic decisions regarding the allocation of capital. In particular, we believe that the elimination of TAC from revenue can provide a useful measure for period-to-period comparisons of our core business. Accordingly, we believe that Revenue ex-TAC provides useful information to investors and others in understanding and evaluating our results of operations in the same manner as our management and board of directors. Our use of Revenue ex-TAC has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our financial results as reported under U.S. GAAP. Some of these limitations are: (a) other companies, including companies in our industry which have similar business arrangements, may address the impact of TAC differently; (b) other companies may report Revenue ex-TAC or similarly titled measures but calculate them differently, which reduces their usefulness as a comparative measure. Because of these and other limitations, you should consider Revenue ex-TAC alongside our other U.S. GAAP financial results, including revenue. The following table presents a reconciliation of Revenue ex-TAC to revenue, the most directly comparable U.S. GAAP measure, for each of the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30, 2017	September 30, 2018	September 30, 2017	September 30, 2018

	(in thousands)
Revenue	$563,973	$528,869	$1,622,661	$1,630,218
Adjustment:
Traffic acquisition costs	(329,576)	(305,387)	(958,469)	(936,096)
Revenue ex-TAC	$234,397	$223,482	$664,192	$694,122

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

	Three Months Ended		Nine Months Ended
	September 30, 2017	September 30, 2018	September 30, 2017	September 30, 2018

	(in thousands)
Net income	$22,269	$17,948	$44,291	$53,745
Adjustments:
Equity awards compensation expense	22,028	17,261	51,887	56,809
Amortization of acquisition-related intangible assets	4,428	3,920	13,879	10,825
Acquisition-related costs	—	516	—	516
Restructuring	—	—	3,299	(53)
Tax impact of the above adjustments	(4,309)	(3,309)	(11,880)	(9,505)
Total net adjustments	22,147	18,388	57,185	58,592
Adjusted Net Income	$44,416	$36,336	$101,476	$112,337

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

	Three Months Ended		Nine Months Ended
	September 30, 2017	September 30, 2018	September 30, 2017	September 30, 2018
	(in thousands)
Net income	$22,269	$17,948	$44,291	$53,745
Adjustments:
Financial expense (income), net	2,886	1,007	7,313	3,338
Provision for income taxes	7,858	6,821	15,724	27,845
Equity awards compensation expense	22,028	17,261	51,887	56,809
Pension service costs	320	419	910	1,272
Depreciation and amortization expense	23,755	25,619	66,232	72,825
Acquisition-related costs	—	516	—	516
Restructuring	—	—	3,299	(53)
Total net adjustments	56,847	51,643	145,365	162,552
Adjusted EBITDA	$79,116	$69,591	$189,656	$216,297

Results of Operations for the Periods Ended September 30, 2017 and 2018 (Unaudited)
Revenue
Three months ended September 30, 2018 compared to the three months ended September 30, 2017

	Three Months Ended
	September 30, 2017	September 30, 2018	2017 vs 2018

	(in thousands)
Revenue as reported	$563,973	$528,869	(6)%
Conversion impact U.S dollar/other currencies		11,356
Revenue at constant currency (1)	563,973	540,225	(4)%
Americas
Revenue as reported	228,326	211,247	(7)%
Conversion impact U.S dollar/other currencies		3,344
Revenue at constant currency (1)	228,326	214,591	(6)%
EMEA
Revenue as reported	207,168	195,230	(6)%
Conversion impact U.S dollar/other currencies		6,647
Revenue at constant currency (1)	207,168	201,877	(3)%
Asia-Pacific
Revenue as reported	128,479	122,392	(5)%
Conversion impact U.S dollar/other currencies		1,365
Revenue at constant currency(1)	$128,479	$123,757	(4)%
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
Revenue for the three months ended September 30, 2018 was $528.9 million, declining by (6)% (or (4)% on a constant-currency basis), compared to the three months ended September 30, 2017. The year-over-year decline in revenue was entirely driven by our business with existing clients, significantly impacted by user coverage limitations, namely Apple’s Intelligent Tracking Prevention (“ITP”) feature, compared to the prior year, as well as by the discontinuation of certain products over the period. Business with our largest existing clients was generally resilient, while performance in the midmarket was weaker than in the prior year. We added 1,914 net new clients across regions and client sizes over the period, with softer revenue contribution of new clients, primarily because of lower sales capacity than anticipated due to delay in hiring and increased employee attrition in the midmarket, as well as extended sales cycles with large customers. Offsetting this, we saw increasing adoption of the Criteo Customer Acquisition and Criteo Audience Match products, a growing presence in mobile applications, and more direct connections with publishers through Criteo Direct Bidder.
Revenue in the Americas region decreased (7)% (or (6)% on a constant-currency basis) to $211.2 million for the three months ended September 30, 2018 compared to the three months ended September 30, 2017, and the region remained the largest contributor to our global revenue. While we saw continued strength with our largest existing clients in the United States, execution was more difficult in the midmarket across the region. Contribution from new clients was negatively impacted by attrition and hiring delays within our sales teams, which offset the positive impact from the continued ramp up of our newest products, in particular in the United States. Revenue in EMEA decreased (6)% (or decreased (3)% on a constant-currency basis) to $195.2 million for the three months ended September 30, 2018 compared to the three months ended September 30, 2017.

Our business with both new and existing clients was negatively impacted by the implementation of the General Data Protection Regulation ("GDPR"), although to a lesser extent than we initially expected, as well as short-term disturbance related to the implementation of changes in our go-to-market model across the region. Business in Germany and the Nordic region was softer, with a weaker back-to-school effect than expected. We did acquire new clients across the region, although their contribution to revenue growth was not yet meaningful over the period. Revenue in the Asia-Pacific region decreased (5)% (or (4)% on a constant-currency basis) to $122.4 million for the three months ended September 30, 2018 compared to the three months ended September 30, 2017. While we saw continued strong performance in Korea and India, Japan business was weak, primarily due to softer demand in the Classifieds vertical.
Additionally, our $528.9 million of revenue for the three months ended September 30, 2018 was negatively impacted by $11.4 million as a result of changes in foreign currency against the U.S. dollar compared to the three months ended September 30, 2017.
The year-over-year decline in revenue on a constant-currency basis is driven by a decrease in the average cost-per-click charged to advertisers, not entirely offset by a slight increase in the volume of clicks.
Nine months ended September 30, 2018 compared to the nine months ended September 30, 2017

	Nine Months Ended
	September 30, 2017	September 30, 2018	2017 vs 2018

	(in thousands)
Revenue as reported	$1,622,661	$1,630,218	0.5%
Conversion impact U.S dollar/other currencies		(31,126)
Revenue at constant currency (1)	1,622,661	1,599,092	(1)%
Americas
Revenue as reported	665,731	636,723	(4)%
Conversion impact U.S dollar/other currencies		4,960
Revenue at constant currency (1)	665,731	641,683	(4)%
EMEA
Revenue as reported	587,942	618,921	5%
Conversion impact U.S dollar/other currencies		(29,740)
Revenue at constant currency (1)	587,942	589,181	0.2%
Asia-Pacific
Revenue as reported	368,988	374,574	2%
Conversion impact U.S dollar/other currencies		(6,346)
Revenue at constant currency(1)	$368,988	$368,228	(0.2)%
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
Revenue for the nine months ended September 30, 2018 increased to $1,630.2 million, growing 0.5% (or decreasing (1)% on a constant-currency basis), compared to the nine months ended September 30, 2017. Revenue from new clients contributed 92% to the year-over-year revenue growth of the period, while revenue from existing clients contributed 8%, impacted by user coverage limitations, as well as by the discontinuation of certain products over the period. Business with our largest existing clients was generally resilient, while performance in the midmarket was weaker than in the prior year. We added 1,914 net new clients across regions and client sizes over the period, with softer revenue contribution of new clients, primarily because of lower sales capacity than anticipated due to delay in hiring and increased employee attrition in the midmarket, as well as extended sales cycles with large customers.

Offsetting this, we saw increasing adoption of the Criteo Customer Acquisition and Criteo Audience Match products, a growing presence in mobile applications, and more direct connections with publishers through Criteo Direct Bidder.
Revenue in the Americas region decreased (4)% (or (4)% on a constant-currency basis) to $636.7 million for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017. While we saw continued strength with our largest existing clients in the United States, execution was more difficult in the midmarket across the region. Contribution from existing clients was negatively impacted by user coverage limitations across the region, as well as continued difficult market conditions in Latin America. Contribution from new clients was negatively impacted by attrition and hiring delays within our sales teams, which offset the positive impact from the continued ramp up of our newest products, in particular in the United States. Revenue in EMEA increased 5% (or 0.2% on a constant-currency basis) to $618.9 million for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017. This was largely driven by solid growth in Germany, Russia and Middle-East, as well as the higher adoption of our newest products, Criteo Customer Acquisition and Criteo Audience Match, offset by the negative impact of external factors, including user coverage limitations, implementation of the GDPR, as well as some short-term disturbance related to the implementation of changes in our go-to-market model across the region. Revenue in the Asia-Pacific region increased 2% (or decreased (0.2)% on a constant-currency basis) to $374.6 million for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017. Our business in India was strong, as well as in Korea thanks to growth in mobile applications and we introduced Criteo Customer Acquisition in some markets across the region, while Japan faced some industry-related challenges.
    Additionally, our $1,630.2 million of revenue for the nine months ended September 30, 2018 was positively impacted by $31.1 million as a result of changes in foreign currency against the U.S. dollar compared to the nine months ended September 30, 2017.
The year-over-year decline in revenue on a constant-currency basis is driven by a decrease in the average cost-per-click charged to advertisers, not entirely offset by a slight increase in the volume of clicks.
Cost of Revenue
Three months ended September 30, 2018 compared to the three months ended September 30, 2017

	Three Months Ended		% change
	September 30, 2017	September 30, 2018	2017 vs 2018

	(in thousands, except percentages)
Traffic acquisition costs	$(329,576)	$(305,387)	(7)%
Other cost of revenue	$(29,951)	$(32,921)	10%
Total Cost of Revenue	$(359,527)	$(338,308)	(6)%
% of revenue	(64)%	(64)%
Gross profit %	36%	36%
Cost of revenue for the three months ended September 30, 2018 decreased $(21.2) million, or (6)%, compared to the three months ended September 30, 2017. This decrease was primarily the result of a decrease of $(24.2) million, or (7)% (or (5)% on a constant-currency basis) in traffic acquisition costs and an increase of $3.0 million, or 10% (or 12% on a constant-currency basis), in other cost of revenue.
The decrease in traffic acquisition costs related primarily to (3)% decrease in the number of impressions we purchased over the period, driven by changes in the way we are charged for purchased impressions in mobile applications from certain publisher partners, as well as user coverage limitations. In addition, the average cost per thousand impressions (or "CPM") decreased by (4)% (or (1)% on a constant-currency basis), in part due to the broader deployment of Criteo Direct Bidder, which allows us to compete more effectively for inventory, and the growing share, in our overall business, of inventory purchased in mobile applications, which tend to come at lower price per unit or CPM, relative to web-based inventory.

Traffic acquisition costs in the Americas region decreased (11)% (or (9)% on a constant-currency basis) to $(126.4) million for the three months ended September 30, 2018 compared to the three months ended September 30, 2017, due to the lower volume of impressions, as well as the broader deployment of Criteo Direct Bidder in the region, and the growing share of inventory purchased in mobile applications. Traffic acquisition costs in EMEA decreased (4)% (or (1)% on a constant-currency basis) to $(111.1) million for the three months ended September 30, 2018 compared to the three months ended September 30, 2017, due to the lower volume of impressions, as well as the broader deployment of Criteo Direct Bidder in the region, and the growing share of inventory purchased in mobile applications. Traffic acquisition costs in the Asia-Pacific region decreased (6)% (or (5)% on a constant-currency basis) to $(67.9) million for the three months ended September 30, 2018 compared to the three months ended September 30, 2017, as we increased our share of inventory purchased in mobile applications, and maintained strong relationships with large premium publishers in the region, in particular in Japan.
The increase in other cost of revenue mainly includes a $1.0 million increase in hosting cost and a $2.2 million increase in allocated depreciation and amortization expense.
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
Nine months ended September 30, 2018 compared to the nine months ended September 30, 2017

	Nine Months Ended		% change
	September 30, 2017	September 30, 2018	2017 vs 2018

	(in thousands, except percentages)
Traffic acquisition costs	$(958,469)	$(936,096)	(2)%
Other cost of revenue	$(89,914)	$(92,937)	3%
Total Cost of Revenue	$(1,048,383)	$(1,029,033)	(2)%
% of revenue	(65)%	(63)%
Gross profit %	35%	37%
Cost of revenue for the nine months ended September 30, 2018 decreased $(19.4) million, or (2)%, compared to the nine months ended September 30, 2017. This decrease was primarily the result of a decrease of $(22.4) million, or (2)% (or (4)% on a constant-currency basis) in traffic acquisition costs and a $3.0 million, or 3% (or 3% on a constant-currency basis), increase in other cost of revenue.
The decrease in traffic acquisition costs at constant currency related primarily to a (4)% decrease in the average cost per thousand impressions (or "CPM") (or (6)% on a constant-currency basis), in part due to the broader deployment of Criteo Direct Bidder, which allows us to compete more effectively for inventory, and the growing share, in our overall business, of inventory purchased in mobile applications, which tend to come at lower price per unit or CPM, relative to web-based inventory. In addition, the number of impressions we purchased over the period increased by 2%, driven by both publishers with whom we have direct relationships, including Criteo Direct Bidder, and the main real-time bidding exchanges, on both the web and mobile applications.
Traffic acquisition costs in the Americas region decreased (8)% (or (7)% on a constant-currency basis) to $(383.4) million for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017, 2017, in part due to the broader deployment of Criteo Direct Bidder in the region, and the growing share of inventory purchased in mobile applications.

Traffic acquisition costs in EMEA increased 4% (or decreased by (1)% on a constant-currency basis) to $(343.6) million for the September 30, 2018 compared to the nine months ended September 30, 2017, as we further deployed Criteo Direct Bidder in the region and increased our share of inventory purchased in mobile applications. Traffic acquisition costs in the Asia-Pacific region decreased (2)% (or decreased by (3)% on a constant-currency basis) to $(209.1) million for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017, as we increased our share of inventory purchased in mobile applications, and maintained strong relationships with large premium publishers in the region, in particular in Japan.
The increase in other cost of revenue mainly includes a $8.2 million increase in depreciation and amortization expense partially offset by a $5.3 million decrease in hosting costs.
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

Research and Development Expenses
Three months ended September 30, 2018 compared to the three months ended September 30, 2017

	Three Months Ended		% change
	September 30, 2017	September 30, 2018	2017 vs 2018

	(in thousands, except percentages)
Research and development expenses	$(43,860)	$(41,796)	(5)%
% of revenue	(8)%	(8)%
Research and development expenses for the three months ended September 30, 2018 decreased $(2.1) million, or (5)%, compared to the three months ended September 30, 2017. This decrease was mainly the result of a decrease in headcount-related costs due to lower equity award compensation expense and performance bonus despite an increase of 3% in employees, an increase in the French Research Tax Credit, partially offset by an increase in costs for marketing events.
Nine months ended September 30, 2018 compared to the nine months ended September 30, 2017

	Nine Months Ended		% change
	September 30, 2017	September 30, 2018	2017 vs 2018

	(in thousands, except percentages)
Research and development expenses	$(126,992)	$(134,658)	6%
% of revenue	(8)%	(8)%
Research and development expenses for the nine months ended September 30, 2018 increased $7.7 million, or 6%, compared to the nine months ended September 30, 2017. This increase was mainly the result of a growth of 3% in employees resulting in additional headcount related costs, an increase in the French Research Tax Credit and an increase in costs for marketing events.

Sales and Operations Expenses
Three months ended September 30, 2018 compared to the three months ended September 30, 2017

	Three Months Ended		% change
	September 30, 2017	September 30, 2018	2017 vs 2018

	(in thousands, except percentages)
Sales and operations expenses	$(95,184)	$(90,526)	(5)%
% of revenue	(17)%	(17)%

Sales and operations expenses for the three months ended September 30, 2018 decreased $(4.7) million, or (5)%, compared to the three months ended September 30, 2017. This decrease was mainly the result of a decrease in headcount-related costs driven by lower equity award compensation expense and performance bonus expense coupled with a decrease of 1% in employees. In addition, operating taxes in Brazil and Singapore decreased. These decrease were partially offset by an increase of bad debt expense.
Nine months ended September 30, 2018 compared to the nine months ended September 30, 2017

	Nine Months Ended		% change
	September 30, 2017	September 30, 2018	2017 vs 2018

	(in thousands, except percentages)
Sales and operations expenses	$(283,815)	$(278,901)	(2)%
% of revenue	(17)%	(17)%

Sales and operations expenses for the nine months ended September 30, 2018 decreased $(4.9) million, or (2)%, compared to the nine months ended September 30, 2017. This decrease was mainly the result of a decrease in headcount-related costs driven by lower performance bonuses and a decrease of 1% in employees, a decrease in internal and marketing events and a decrease in operating taxes in Brazil and Singapore. This decrease was partially offset by an increase of bad debt expense.

General and Administrative Expenses
Three months ended September 30, 2018 compared to the three months ended September 30, 2017

	Three Months Ended		% change
	September 30, 2017	September 30, 2018	2017 vs 2018

	(in thousands, except percentages)
General and administrative expenses	$(32,389)	$(32,463)	0.2%
% of revenue	(6)%	(6)%
General and administrative expenses for the three months ended September 30, 2018 increased $0.1 million, or 0.2%, compared to the three months ended September 30, 2017. This slight increase was mainly the result of an increase in consulting and professional fees relating to business combinations, which was partially offset by a decrease in headcount-related costs (despite an increase of 6% in employees) due to a decrease in performance bonuses.

Nine months ended September 30, 2018 compared to the nine months ended September 30, 2017

	Nine Months Ended		% change
	September 30, 2017	September 30, 2018	2017 vs 2018

	(in thousands, except percentages)
General and administrative expenses	$(96,143)	$(102,698)	7%
% of revenue	(6)%	(6)%
General and administrative expenses for the nine months ended September 30, 2018 increased $6.6 million, or 7%, compared to the nine months ended September 30, 2017. This increase was the result of a growth of 6% in employees resulting in additional headcount-related costs and an increase in allocated facilities-related costs.
Financial income (expense), net
Three months ended September 30, 2018 compared to the three months ended September 30, 2017

	Three Months Ended		% change
	September 30, 2017	September 30, 2018	2017 vs 2018

	(in thousands, except percentages)
Financial income (expense), net	(2,886)	(1,007)	(65)%
% of revenue	(0.5)%	(0.2)%
Financial expense for the three months ended September 30, 2018 decreased by $(1.9) million, or (65)%, compared to the three months ended September 30, 2017. The $1.0 million financial expense for the three months ended September 30, 2018 was mainly driven by the non-utilization costs and up-front fees amortization incurred as part of our available RCF financing. The intra-group position between Criteo S.A. and its U.S subsidiary in the context of the funding of HookLogic acquisition is qualified as a net investment in a foreign operation from February 2018 and no longer requires hedging, resulting in reduced costs compared to the three months ended September 30, 2017.
Nine months ended September 30, 2018 compared to the Nine months ended September 30, 2017

	Nine Months Ended		% change
	September 30, 2017	September 30, 2018	2017 vs 2018

	(in thousands, except percentages)
Financial income (expense), net	$(7,313)	$(3,338)	(54)%
% of revenue	(0.5)%	(0.2)%
Financial expense for the nine months ended September 30, 2018 decreased by $(4.0) million, or (54)%, compared to the nine months ended September 30, 2017. The $3.3 million financial expense for the nine months ended September 30, 2018 was driven by the non-utilization costs and up-front fees amortization incurred as part of our available RCF financing and hedging costs related to an intra-group position between Criteo S.A. and its U.S. subsidiary in the context of the funding of the HookLogic acquisition. As of February 2018, this position qualified as a net investment in a foreign operation and no longer requires hedging resulting in reduced costs compared to the nine months ended September 30, 2017.

Provision for Income Taxes
Our estimated annual effective tax rate includes our preliminary estimates for the impact of the U.S. Tax Cuts and Jobs Act (the "Tax Act") which was enacted on December 22, 2017 and introduces significant changes to U.S. income tax law. Effective in 2018, the Tax Act reduces the U.S. federal income tax rate from 35% to 21% and creates new taxes on certain related-party payments, referred to as a base erosion anti-avoidance tax, or “BEAT”. The Tax Act also modifies the limitation on the amount of deductible interest expense and the limitation on the deductibility of certain executive compensation. Our estimates are preliminary, and our effective tax rate may be impacted as more information becomes available regarding the implementation guidelines of the tax reform.

Nine months ended September 30, 2018 compared to the nine months ended September 30, 2017

	Nine Months Ended		% change
	September 30, 2017	September 30, 2018	2017 vs 2018

	(in thousands, except percentages)
Provision for income taxes	$(15,724)	$(27,845)	77%
% of revenue	(1)%	(2)%
Effective tax rate	26%	34%
For the nine months ended September 30, 2017 and September 30, 2018, we used an annual estimated tax rate of 30% and 32%, respectively, to calculate the provision for income taxes. The increase in the annual estimated tax rate is primarily due to our preliminary estimates of the impact of the U.S. Tax Act. The effective tax rate was 26% and 34% for the nine months ended September 30, 2017 and 2018, respectively. The difference between the annual estimated tax rate and the effective tax rate for nine months ended September 30, 2017 was due to the tax impact of discrete items such as share-based compensation in the United States.

Net Income
Three months ended September 30, 2018 compared to the three months ended September 30, 2017

	Three Months Ended		% change
	September 30, 2017	September 30, 2018	2017 vs 2018

	(in thousands, except percentages)
Net income	$22,269	17,948	(19)%
% of revenue	4%	3%

Net income for the three months ended September 30, 2018 decreased $(4.3) million, or (19)%, compared to the three months ended September 30, 2017. This decrease was the result of the factors discussed above, in particular, a $7.2 million decrease in income from operations partially offset by a $1.9 million decrease in financial expense and a $1.0 million decrease in provision for income taxes compared to the three months ended September 30, 2017.

Nine months ended September 30, 2018 compared to the nine months ended September 30, 2017

	Nine Months Ended		% change
	September 30, 2017	September 30, 2018	2017 vs 2018

	(in thousands, except percentages)
Net income	$44,291	53,745	21%
% of revenue	3%	3%

Net income for the nine months ended September 30, 2018 increased $9.5 million, or 21%, compared to the nine months ended September 30, 2017. This increase was the result of the factors discussed above, in particular, a $17.6 million increase in income from operations and a $4.0 million decrease in financial expense partially offset by a $12.1 million increase in provision for income taxes compared to the nine months ended September 30, 2017.

Revenue, Traffic Acquisition Costs and Revenue ex-TAC by Region
The following table sets forth our revenue, traffic acquisition costs and Revenue ex-TAC by region, including the Americas (North and South America), Europe, Middle East and Africa, or EMEA, and Asia-Pacific.

	Three Months Ended			Nine Months Ended
Region	September 30, 2017	September 30, 2018	Year over Year Change	September 30, 2017	September 30, 2018	Year over Year Change

Revenue:	(amounts in thousands, except percentages)
Americas	$228,326	$211,247	(7)%	$665,731	$636,723	(4)%
EMEA	207,168	195,230	(6)%	587,942	618,921	5%
Asia-Pacific	128,479	122,392	(5)%	368,988	374,574	2%
Total	563,973	528,869	(6)%	1,622,661	1,630,218	0.5%

Traffic acquisition costs:
Americas	(141,869)	(126,406)	(11)%	(416,025)	(383,429)	(8)%
EMEA	(115,446)	(111,131)	(4)%	(329,635)	(343,601)	4%
Asia-Pacific	(72,261)	(67,850)	(6)%	(212,809)	(209,066)	(2)%
Total	(329,576)	(305,387)	(7)%	(958,469)	(936,096)	(2)%

Revenue ex-TAC (1):
Americas	86,457	84,841	(2)%	249,706	253,294	1%
EMEA	91,722	84,099	(8)%	258,307	275,320	7%
Asia-Pacific	56,218	54,542	(3)%	156,179	165,508	6%
Total	$234,397	$223,482	(5)%	$664,192	$694,122	5%

(1) We define Revenue ex-TAC as our revenue excluding traffic acquisition costs, or TAC, generated over the applicable measurement period. Revenue ex-TAC and revenue, traffic acquisition costs and Revenue ex-TAC by Region are not measures calculated in accordance with U.S. GAAP. We have included Revenue ex-TAC and revenue, traffic acquisition costs and Revenue ex-TAC by Region in this Form 10-Q because they are key measures used by our management and board of directors to evaluate operating performance and generate future operating plans. In particular, we believe that the elimination of TAC from revenue and review of these measures by region can provide useful measures for period-to-period comparisons of our core business. Accordingly, we believe that Revenue ex-TAC and revenue, traffic acquisition costs and Revenue ex-TAC by Region provides useful information to investors and others in understanding and evaluating our results of operations in the same manner as our management and board of directors. Our use of Revenue ex-TAC and revenue, traffic acquisition costs and Revenue ex-TAC by Region has limitations as an analytical tool, and you should not consider them in isolation or as a substitute for analysis of our financial results as reported under U.S. GAAP. Some of these limitations are: (a) other companies, including companies in our industry which have similar business arrangements, may address the impact of TAC differently; (b) other companies may report revenue, traffic acquisition costs and Revenue ex-TAC by Region or similarly titled measures but define the regions differently, which reduces their effectiveness as a comparative measure; and (c) other companies may report Revenue ex-TAC or similarly titled measures but calculate them differently, which reduces their usefulness as a comparative measure. Because of these and other limitations, you should consider Revenue ex-TAC and revenue, traffic acquisition costs and Revenue ex-TAC by Region alongside our other U.S. GAAP financial results, including revenue. The above table provides a reconciliation of Revenue ex-TAC by Region to revenue by region. Please also refer to footnote 3 to the Other Financial and Operating Data table in "Item 2—Management's Discussion and Analysis" of this Form 10-Q for a reconciliation of Revenue ex-TAC to revenue, the most directly comparable financial measure calculated and presented in accordance with U.S. GAAP.

Constant-Currency Reconciliation
Information in this Form 10-Q with respect to results presented on a constant-currency basis was calculated by applying the 2017 average exchange rates for the relevant period to 2018 figures. We have included information with respect to our results presented on a constant-currency basis because it is a key measure used by our management and board of directors to evaluate operating performance. Management reviews and analyzes business results excluding the effect of foreign currency translation because they believe this better represents our underlying business trends. Below is a table which reconciles the actual results presented in this section with the results presented on a constant-currency basis:

	Three Months Ended			Nine months ended
	September 30, 2017	September 30, 2018	YoY Change	September 30, 2017	September 30, 2018	YoY Change
	(amounts in thousands, except percentages)

Revenue as reported	$563,973	$528,869	(6)%	$1,622,661	$1,630,218	0.5%
Conversion impact U.S. dollar/other currencies		11,355			(31,125)
Revenue at constant currency	$563,973	$540,224	(4)%	$1,622,661	$1,599,093	(1)%

Traffic acquisition costs as reported	$(329,576)	$(305,387)	(7)%	$(958,469)	$(936,096)	(2)%
Conversion impact U.S. dollar/other currencies		(6,280)			17,076
Traffic Acquisition Costs at constant currency	$(329,576)	$(311,667)	(5)%	$(958,469)	$(919,020)	(4)%

Revenue ex-TAC as reported	$234,397	$223,482	(5)%	$664,192	$694,122	5%
Conversion impact U.S. dollar/other currencies		5,076			(14,048)
Revenue ex-TAC at constant currency	$234,397	$228,558	(2)%	$664,192	$680,074	2%
Revenue ex-TAC/Revenue as reported	42%	42%		41%	43%

Other cost of revenue as reported	$(29,951)	$(32,921)	10%	$(89,914)	$(92,937)	3%
Conversion impact U.S. dollar/other currencies		(480)			123
Other cost of revenue at constant currency	$(29,951)	$(33,401)	12%	$(89,914)	$(92,814)	3%

Adjusted EBITDA as reported	$79,116	$69,591	(12)%	$189,656	$216,297	14%
Conversion impact U.S. dollar/other currencies		522			(12,576)
Adjusted EBITDA at constant currency	$79,116	$70,113	(11)%	$189,656	$203,721	7%

Liquidity and Capital Resources
Our principal sources of liquidity are our cash and cash equivalents and cash generated from operating activities. We also benefited to a much lesser extent from the proceeds of the exercise of share options and warrants and expect to continue to do so in the future, as such securities are exercised by holders. We have never declared or paid any cash dividends on our ordinary shares. We do not anticipate paying cash dividends on our equity securities in the foreseeable future and intend to retain all available funds and any future earnings to fund our growth. As discussed in Note 10 to the unaudited condensed consolidated financial statements in Item 1 to this Form 10-Q, we are party to several loan agreements and revolving credit facilities with third-party financial institutions.
Our cash and cash equivalents are invested primarily in demand deposit accounts that are currently providing only a minimal return. Our cash and cash equivalents at September 30, 2018 were held for working capital and general corporate purposes, which could include acquisitions, and amounted to $458.7 million as of September 30, 2018. The $44.6 million increase in cash and cash equivalents compared with December 31, 2017 primarily resulted from $175.1 million in cash from operating activities and $16.7 million in cash from financing activities. This was partially offset by $129.0 million used for investing activities over the period. The cash used for investing activities is mainly related to $80.1 million in capital expenditures, $38.1 million for the Storetail acquisition and $10.8 million upon disposal of an activity. The cash used for financing activities is primarily related to $17.1 million cash impact of the settlement of hedging derivatives related to financing activities. In addition, the increase in cash includes a $18.3 million negative impact of changes in foreign exchange rates on our cash position over the period. We do not enter into investments for trading or speculative purposes. Our policy is to invest any cash in excess of our immediate requirements in investments designed to preserve the principal balance and provide liquidity. Accordingly, our cash and cash equivalents are invested primarily in demand deposit accounts that are currently providing only a minimal return.
Operating and Capital Expenditure Requirements
For the nine months ended September 30, 2017 and 2018, our capital expenditures were $83.0 million and $80.1 million, respectively. In 2018, these capital expenditures were primarily related to the acquisition of data center and server equipment for our data centers as well as furnishing and leasehold improvements of new offices and office expansions. We believe our existing cash balances will be sufficient to meet our anticipated cash requirements through at least the next 12 months. Our future working capital requirements will depend on many factors, including the rate of our revenue growth, the amount and timing of our investments in personnel and capital equipment, and the timing and extent of our introduction of new products and product enhancements. If our cash and cash equivalents balances and cash flows from operating activities are insufficient to satisfy our liquidity requirements, we may need to raise additional funds through equity, equity-linked or debt financings to support our operations, and such financings may not be available to us on acceptable terms, or at all. We may also need to raise additional funds in the event we determine in the future to effect one or more acquisitions of businesses, technologies, assets or products. If we are unable to raise additional funds when needed, our operations and ability to execute our business strategy could be adversely affected. If we raise additional funds through the incurrence of indebtedness, such indebtedness would have rights that are senior to holders of our equity securities and could contain covenants that restrict our operations. Any additional equity financing could be dilutive to our shareholders.
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

Historical Cash Flows
The following table sets forth our cash flows for the nine month period ended September 30, 2017 and 2018:

	Nine Months Ended
	September 30, 2017	September 30, 2018

	(in thousands)
Cash from operating activities	$166,456	$175,126
Cash used in investing activities	$(80,793)	$(128,984)
Cash (used for) from financing activities	$(35,254)	$16,727
Operating Activities
Cash provided by operating activities is primarily generated from net income and by changes in our operating assets and liabilities, particularly in the areas of accounts receivable and accounts payable and accrued expenses, adjusted for certain non-cash and non-operating items such as depreciation, amortization and share-based compensation, deferred tax assets and income taxes.
For the nine months ended September 30, 2018, net cash provided by operating activities was $175.1 million and consisted of net income of $53.7 million, $160.0 million in adjustments for certain non-cash and non-operating items and changes in working capital of $17.6 million partially offset by $56.2 million of income taxes paid during the first nine months of 2018. Adjustments for certain operating items primarily consisted of depreciation and amortization expense of $79.0 million, equity awards compensation expense of $56.3 million, $37.2 million of accrued income taxes partially offset by $9.3 million of changes in deferred tax assets and $3.3 million for other items. The $17.6 million increase in cash from changes in working capital primarily consisted of a $114.4 million decrease in trade receivables, a $5.6 million decrease in other current assets including prepaid expenses and VAT receivables partially offset by a $76.6 million decrease in trade payables and a $25.8 million decrease in other current liabilities such as payroll and payroll related expenses and value-added tax ("VAT") payables.
Investing Activities
Our investing activities to date have consisted primarily of purchases of property and equipment and business acquisitions.
For the nine months ended September 30, 2018, net cash used in investing activities was $129.0 million and mainly consisted of $80.1 million for purchases of property and equipment, $38.1 million for the Storetail acquisition and $10.8 million for the disposal of an activity.
Financing Activities
For the nine months ended September 30, 2018, net cash from financing activities was $16.7 million resulting from the $17.1 million cash impact of the settlement of hedging derivatives related to financing activities and $0.8 million of share option exercises, partially offset by $0.7 million in repayments of borrowings and a $0.5 million change in other financial liabilities.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Market Risk

We are mainly exposed to foreign currency exchange rate fluctuations. There have been no material changes to our exposure to market risk during the first nine months of 2018.

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
A 10% increase or decrease of the Pound Sterling, the euro, the Japanese yen or the Brazilian real against the U.S. dollar would have impacted the Condensed Consolidated Statements of Income as follows:

	Nine Months Ended
	September 30, 2017		September 30, 2018

	(in thousands)
GBP/USD	+10%	-10%	+10%	-10%
Net income impact	$(192)	$192	$(829)	$829

	Nine Months Ended
	September 30, 2017		September 30, 2018

	(in thousands)
BRL/USD	+10%	-10%	+10%	-10%
Net income impact	$(52)	$52	$(335)	$335

	Nine Months Ended
	September 30, 2017		September 30, 2018

	(in thousands)
JPY/USD	+10%	-10%	+10%	-10%
Net income impact	$1,061	$(1,061)	$595	$(595)

	Nine Months Ended
	September 30, 2017		September 30, 2018

	(in thousands)
EUR/USD	+10%	-10%	+10%	-10%
Net income impact	$6,800	$(6,800)	$8,433	$(8,433)
Credit Risk and Trade receivables
For a description of our credit risk and trade receivables, please see "Note 4. Financial instruments" in the Notes to the Consolidated Financial Statements.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Based on their evaluation as of September 30, 2018, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective to provide reasonable assurance that (i) the information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and (ii) such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

CRITEO S.A.
(Registrant)

	By:	/s/ Benoit Fouilland
Date: November 5, 2018	Name:	Benoit Fouilland
	Title:	Chief Financial Officer
(Principal financial officer and duly authorized signatory)