Form 10-Q
period 2019-03-31
Criteo S.A.
filed 2019-05-09
CIK 1576427

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended March 31, 2019
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
for the transition period from _________ to _________
Commission file number: 001-36153

Criteo S.A.
(Exact name of registrant as specified in its charter)

France	Not Applicable
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

32, rue Blanche, Paris-France	75009
(Address of principal executive offices)	(Zip Code)

+33 1 40 40 22 90
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
American Depositary Shares, each representing one Ordinary Share, nominal value €0.025 per share	CRTO	Nasdaq Global Select Market
Ordinary Shares, nominal value €0.025 per share*		Nasdaq Global Select Market*
* Not for trading, but only in connection with the registration of the American Depositary Shares.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒    No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☒	Accelerated Filer	☐
Non-accelerated Filer	☐	Smaller reporting company	☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has not elected to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes ☐    No ☒
          As of April 30, 2019, the registrant had 64,590,773 ordinary shares, nominal value €0.025 per share, outstanding.

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

You should refer to Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2018, and to Part II, Item 1A "Risk Factors" of this Form 10-Q, for a discussion of important factors that may cause our actual results to differ materially from those expressed or implied by our forward-looking statements. As a result of these factors, we cannot assure you that the forward-looking statements in this Form 10-Q will prove to be accurate. Furthermore, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified time frame or at all. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.
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

PART I
Item 1. Financial Statements.
CRITEO S.A. CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION (UNAUDITED)

	Notes	December 31, 2018	March 31, 2019
		(in thousands)
Assets
Current assets:
Cash and cash equivalents	3	$364,426	$395,771
Trade receivables, net of allowances of $25.9 million and $25.2 million at December 31, 2018 and March 31, 2019, respectively	4	473,901	386,792
Income taxes		19,370	8,182
Other taxes		53,338	56,828
Other current assets	5	22,816	24,737
Total current assets		933,851	872,310
Property, plant and equipment, net	2	184,013	180,377
Intangible assets, net	6	112,036	107,218
Goodwill	6	312,881	317,076
Right of use assets - operating lease	8	—	200,274
Non-current financial assets		20,460	20,331
Deferred tax assets		33,894	48,330
Total non-current assets		663,284	873,606
Total assets		$1,597,135	$1,745,916
Liabilities and shareholders' equity
Current liabilities:
Trade payables		$425,376	$345,923
Contingencies	14	2,640	3,215
Income taxes		7,725	5,794
Financial liabilities - current portion	3	1,018	1,599
Operating lease liabilities - current portion	8	—	49,459
Other taxes		55,592	58,192
Employee - related payables		65,878	63,459
Other current liabilities	7	47,115	37,256
Total current liabilities		605,344	564,897
Deferred tax liabilities		10,770	8,421
Retirement benefit obligation		5,537	6,893
Financial liabilities - non current portion	3	2,490	2,283
Operating lease liabilities - non current portion	8	—	166,920
Other non-current liabilities		5,103	4,706
Total non-current liabilities		23,900	189,223
Total liabilities		629,244	754,120
Commitments and contingencies
Shareholders' equity:
Common shares, €0.025 par value, 67,708,203 and 66,142,511 shares authorized, issued and outstanding at December 31, 2018 and March 31, 2019, respectively.		2,201	2,157
Treasury stock, 3,459,119 and 1,672,404 shares at cost as of December 31, 2018 and March 31, 2019, respectively.		(79,159)	(39,079)
Additional paid-in capital		663,281	641,094
Accumulated other comprehensive loss		(30,522)	(41,869)
Retained earnings		387,869	403,200
Equity-attributable to shareholders of Criteo S.A.		943,670	965,503
Non-controlling interests		24,221	26,293
Total equity		967,891	991,796
Total equity and liabilities		$1,597,135	$1,745,916
The accompanying notes form an integral part of these unaudited condensed consolidated financial statements.

CRITEO S.A.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

		Three Months Ended
	Notes	March 31, 2018	March 31, 2019
		(in thousands, except share per data)

Revenue	9	$564,164	$558,123

Cost of revenue:
Traffic acquisition costs		(323,746)	(322,429)
Other cost of revenue		(30,059)	(26,045)

Gross profit		210,359	209,649

Operating expenses:
Research and development expenses		(45,318)	(46,577)
Sales and operations expenses		(95,649)	(95,909)
General and administrative expenses		(34,591)	(33,770)
Total operating expenses		(175,558)	(176,256)
Income from operations		34,801	33,393
Financial income (expense)	11	(1,325)	(1,974)
Income before taxes		33,476	31,419
Provision for income taxes	12	(12,386)	(10,018)
Net income		$21,090	$21,401

Net income available to shareholders of Criteo S.A.		$19,809	$19,120
Net income available to non-controlling interests		$1,281	$2,281

Net income allocated to shareholders of Criteo S.A. per share:
Basic	13	$0.30	$0.30
Diluted	13	$0.29	$0.29

Weighted average shares outstanding used in computing per share amounts:
Basic	13	66,160,375	64,336,777
Diluted	13	67,469,738	66,041,296
The accompanying notes form an integral part of these unaudited condensed consolidated financial statements.

CRITEO S.A.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended
	March 31, 2018	March 31, 2019
	(in thousands)

Net income	$21,090	$21,401
Foreign currency translation differences, net of taxes	25,884	(10,492)
Actuarial (losses) gains on employee benefits, net of taxes	—	(1,053)
Other comprehensive income (loss)	$25,884	$(11,545)
Total comprehensive income	$46,974	$9,856
Attributable to shareholders of Criteo S.A.	$44,756	$7,773
Attributable to non-controlling interests	$2,218	$2,083
The accompanying notes form an integral part of these unaudited condensed consolidated financial statements.

CRITEO S.A.
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (UNAUDITED)

	Share capital		Treasury Stock		Additional paid-in capital	Accumulated Other Comprehensive Income	Retained Earnings	Equity - attributable to shareholders of Criteo S.A.	Non controlling interest	Total equity
	Common shares		Shares
	(in thousands, except share amounts )
Balance at December 31, 2017	66,085,097	$2,152	—	—	$591,404	$(12,241)	$300,210	$881,525	$16,173	$897,698
Net income	—	—	—	—	—	—	19,809	19,809	1,281	21,090
Other comprehensive income (loss)	—	—	—	—	—	24,947	—	24,947	937	25,884
Issuance of ordinary shares	163,254	1	—	—	597	—	—	598	—	598
Change in treasury stocks		—	—	—	—	—	—	—	—	—
Share-Based Compensation	—	—	—	—	18,284	—	—	18,284	112	18,396
Other changes in equity	—	4	—	—	(4)	4	1	5	—	5
Balance at March 31, 2018	66,248,351	$2,157	—	$—	$610,281	$12,710	$320,020	$945,168	$18,503	$963,671

Balance at December 31, 2018	67,708,203	$2,201	(3,459,119)	$(79,159)	$663,281	$(30,522)	$387,869	$943,670	$24,221	$967,891
Net income	—	—	—	—	—	—	19,120	19,120	2,281	21,401
Other comprehensive income (loss)	—	—	—	—	—	(11,347)	—	(11,347)	(198)	(11,545)
Issuance of ordinary shares	28,596	1	—	—	372	—	—	373	—	373
Change in treasury stocks	(1,594,288)	(45)	1,786,715	40,080	(36,091)	—	(3,944)	—	—	—
Share-Based Compensation	—	—	—	—	13,533	—	—	13,533	(11)	13,522
Other changes in equity	—	—	—	—	(1)	—	155	154	—	154
Balance at March 31, 2019	66,142,511	$2,157	(1,672,404)	$(39,079)	$641,094	$(41,869)	$403,200	$965,503	$26,293	$991,796
The accompanying notes form an integral part of these unaudited condensed consolidated financial statements.

CRITEO S.A.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended
	March 31, 2018	March 31, 2019
	(in thousands)
Net income	$21,090	$21,401
Non-cash and non-operating items	53,966	42,866
- Amortization and provisions	26,050	19,644
- Equity awards compensation expense (1)	18,829	13,882
- Change in deferred taxes	(3,146)	(5,916)
- Income tax for the period	15,532	15,934
- Other (2)	(3,299)	(678)
Changes in working capital related to operating activities	23,687	20,821
- Decrease in trade receivables	91,292	86,018
- Decrease in trade payables	(62,945)	(58,485)
- Decrease/(Increase) in other current assets	7,958	(5,992)
- (Decrease)/Increase in other current liabilities (2)	(12,618)	2,436
- Change in operating lease liabilities and right of use assets	—	(3,156)
Income taxes paid	(14,216)	(17,868)
CASH FROM OPERATING ACTIVITIES	84,527	67,220
Acquisition of intangible assets, property, plant and equipment	(7,413)	(13,292)
Change in accounts payable related to intangible assets, property, plant and equipment	(25,154)	(10,392)
Payment for (disposal of) a business, net of cash acquired (disposed)	(10,811)	(5,325)
Change in other non-current financial assets	(112)	(32)
CASH USED FOR INVESTING ACTIVITIES	(43,490)	(29,041)
Repayment of borrowings	(238)	(172)
Proceeds from capital increase	166	11
Change in other financial liabilities (2)	16,845	(30)
CASH FROM (USED FOR) FINANCING ACTIVITIES	16,773	(191)

CHANGE IN NET CASH AND CASH EQUIVALENTS	57,810	37,988
Net cash and cash equivalents at beginning of period	414,111	364,426
Effect of exchange rates changes on cash and cash equivalents (2)	11,953	(6,643)
Net cash and cash equivalents at end of period	$483,874	$395,771
(1) Of which $18.4 million and $13.5 million of equity awards compensation expense consisted of share-based compensation expense according to ASC 718 Compensation - stock compensation for the three months ended March 31, 2018 and 2019, respectively.
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

Note 1. Summary of Significant Accounting Policies

Basis of Presentation

The unaudited condensed consolidated financial statements included herein (the "Unaudited Condensed Consolidated Financial Statements") have been prepared by Criteo S.A. pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report filed on Form 10-K for the year ended December 31, 2018, filed with the SEC on March 1, 2019. The unaudited condensed consolidated financial statements included herein reflect all adjustments (consisting of normal, recurring adjustments) which are, in the opinion of management, necessary to state fairly the results for the interim periods presented. The results of operations for the interim periods presented are not necessarily indicative of the operating results to be expected for any subsequent interim period or for the fiscal year.

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

There have been no changes to our significant accounting policies described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, except for the accounting pronouncements adopted below.

Accounting Pronouncements adopted in 2019

Effective January 1, 2019, we have adopted the Financial Accounting Standards Board, ("FASB") Accounting Standards Update ("ASU") 842 No. 2016-02, Leases (Topic 842) (ASU 2016-02), which generally requires companies to recognize operating and financing lease liabilities and corresponding right-of-use assets on the balance sheet for operating leases with terms of more than 12 months, in addition to those currently recorded. In August 2018, the FASB issued ASU 2018-11, Target Improvements to ASC 842, which included an option not to restate comparative periods in transition and use the effective date of ASC 842, Leases, as the date of the initial application of transition, which we elected. Prior periods have not been adjusted and continue to be accounted for in accordance with ASC 840. As a result of adopting ASU 842, we recognized total operating lease liabilities of $223.5 million and operating right-of-use assets of $204.3 million as of January 1, 2019. The adoption of ASC 842 had an immaterial impact on our condensed consolidated statements of income and our condensed consolidated statement of cash flows for the three month period ended March 31, 2019. Refer to Note 8. Leases, for additional information and required disclosures.
Effective January 1, 2019, we have adopted ASU 2018 - 07, Improvements to Non-Employee Sharebased Payment Accounting. The amendments in this ASU expands Topic 718 to include share base payments for goods or services to non employees. The adoption of ASU 2018-07 did not have a material impact on our financial position or results of operations.

Recently Issued Accounting Pronouncements not yet adopted

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
In August 2017, the FASB issued ASU 2017-12 Derivatives and Hedging (Topic 815), Targeted Improvements to Accounting for Hedging Activities. ASU 2017-12 was issued with the objective of improving the financial reporting of hedging relationships to better portray the economic results of an entity’s risk management activities in its financial statements as well as to simplify the application of hedge accounting guidance in current GAAP. We intend to adopt the standard on the effective date of January 1, 2020. The adoption of ASU 2017-12 is not expected to have a material impact on our financial position or results of operations.
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
In August 2018, the FASB issued ASU 2018-15, Intangibles - Goodwill and Other - Internal Use Software - Customer’s Accounting for Implementation Costs incurred in a Cloud Computing Arrangement That is a Service Contract. This ASU was issued to clarify the accounting for implementation costs incurred for SaaS agreements. Previously the guidance only referred to development of internal use software and the accounting for SaaS agreements was not clarified. This ASU states that the implementation costs should be capitalized. The ASU will be effective for periods after December 15, 2019. We are currently evaluating the impact on our financial position, results of operations, and statement of cash flows.

Note 2. Significant Events and Transactions of the Period

Change in estimated useful life of servers and other data center equipment

On January 1, 2019 we revised our estimate of the useful life of all servers and other equipment used in our data centers from 3 to 5 years. This change in estimate was determined based on a revised commissioning plan which extends the period equipment is used to 5 years prior to disposal. This resulted in an increase in income from operations of $10.8 million, increase net income of $9.2 million, or $0.14 per share, from that which would have been reported had the previous expected useful life of 3 years been used.

Share repurchase program
On October 25, 2018 Criteo's Board of Directors authorized a share repurchase program of up to $80.0 million of the Company’s outstanding American Depositary Shares. As of December 31, 2018, 3.5 million shares were held as treasury shares.
On February 8, 2019, the Board of Directors authorized the reduction of capital resulting in the formal retirement of 1.6 million treasury shares. As of March 31, 2019, we have 1.7 million treasury shares remaining which may be used primarily to satisfy the company's obligations under its employee equity plans upon RSU vestings in lieu of issuing new shares.

	Number of Treasury Shares	Amount (in thousands of dollars)
Balance at January 1, 2018	—	$—
Treasury Shares Repurchased to potentially use for M&A	1,751,147	40,000
Treasury Shares Repurchased for RSU Vesting	1,748,111	40,000
Treasury Shares Issued for RSU Vesting	(40,139)	(841)
Balance at December 31, 2018	3,459,119	$79,159
Treasury Shares Retired	(1,594,288)	$(36,137)
Treasury Shares Issued for RSU Vesting	(192,427)	(3,943)
Balance at March 31, 2019	1,672,404	$39,079

Note 3. Financial Instruments
Financial assets
The maximum exposure to credit risk at the end of each reported period is represented by the carrying amount of financial assets, and summarized in the following table:

	December 31, 2018	March 31, 2019
	(in thousands)
Trade receivables, net of allowance	473,901	386,792
Other taxes	53,338	56,828
Other current assets	22,816	24,737
Non-current financial assets	20,460	20,331
Total	$570,515	$488,688

Credit Risk
We maintain an allowance for estimated credit losses. During the period ended March 31, 2019 and the year ended December 31, 2018, our net change in allowance for doubtful accounts was $0.7 million and $5.1 million, respectively.
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
As of December 31, 2018 and March 31, 2019, no customer accounted for 10% or more of trade receivables.
Financial Liabilities

	December 31, 2018	March 31, 2019

	(in thousands)
Trade payables	$425,376	$345,923
Other taxes	55,592	58,192
Employee-related payables	65,878	63,459
Other current liabilities	47,115	37,256
Financial liabilities	3,508	3,882
Total	$597,469	$508,712
For our financial liabilities, the fair value approximates the carrying amount, given the nature of the financial liabilities and the maturity of the expected cash flows.
We are party to several loan agreements and a revolving credit facility, or RCF, with third-party financial institutions. There have been no significant changes from what was disclosed in Note 13 to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2018.

Fair Value Measurements
We measure the fair value of our cash equivalents, which include interest-bearing bank deposits, as level 2 measurements because they are valued using observable market data.
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

	December 31, 2018	March 31, 2019

	(in thousands)
Derivative Assets:
Included in other current assets	$1,703	$—

Derivative Liabilities:
Included in financial liabilities - current portion	$—	$603

For our derivative financial instruments, the fair value approximates the carrying amount, given the nature of the derivative financial instruments and the maturity of the expected cash flows.
Cash and Cash Equivalents
Investments in interest–bearing bank deposits which meet ASC 230—Statement of Cash flows criteria: short-term, highly liquid investments, for which the risks of changes in value are considered to be insignificant. Interest-bearing bank deposits are considered level 2 financial instruments as they are measured using valuation techniques based on observable market data.

	December 31, 2018	March 31, 2019

	(in thousands)
Cash equivalents	$125,442	$141,260
Cash on hand	238,984	254,511
Total cash and cash equivalents	$364,426	$395,771

For our cash and cash equivalents, the fair value approximates the carrying amount, given the nature of the cash and cash equivalents and the maturity of the expected cash flows.

Note 4. Trade Receivables
The following table shows the breakdown in trade receivables net book value for the presented periods:

	December 31, 2018	March 31, 2019

	(in thousands)
Trade accounts receivables	$499,819	$411,961
(Less) Allowance for doubtful accounts	(25,918)	(25,169)
Net book value at end of period	$473,901	$386,792
Changes in allowance for doubtful accounts are summarized below:

	2018	2019

	(in thousands)
Balance at January 1	$(20,818)	$(25,918)
Allowance for doubtful accounts	(4,436)	(5,282)
Reversal of provision	1,460	5,931
Currency translation adjustment	(166)	100
Balance at March 31	$(23,960)	$(25,169)
The change in allowance for doubtful accounts during the three months ended March 31, 2019, related mainly to increased business with categories of clients associated with a higher credit risk. The Company mitigates its credit risk with respect to accounts receivables by performing credit evaluations and monitoring agencies and advertisers' accounts receivables balances.

Note 5. Other Current Assets
The following table shows the breakdown in other current assets net book value for the presented periods:

	December 31, 2018	March 31, 2019

	(in thousands)
Prepayments to suppliers	$4,056	$9,126
Other debtors	4,762	4,562
Prepaid expenses	12,295	11,049
Derivative instruments	1,703	—
Gross book value at end of period	22,816	24,737
Net book value at end of period	$22,816	$24,737
Derivative financial instruments include foreign currency swaps or forward purchases or sales contracts used to manage our exposure to the risk of exchange rate fluctuations. These instruments are considered level 2 financial instruments as they are measured using valuation techniques based on observable market data.

Note 6. Intangible assets and Goodwill
There have been no significant changes in intangible assets or goodwill since December 31, 2018. In addition, no triggering events have occurred that would indicate impairment in the balance of either intangible assets or goodwill.
The estimated amortization expense related to intangible assets for the next five years and thereafter is as follows:

	Software	Technology and customer relationships	Total
	(in thousands)
From April 1 to December 31, 2019	$5,069	$16,373	$21,442
2020	6,405	16,828	23,233
2021	4,588	16,828	21,416
2022	2,810	11,450	14,260
2023	706	10,281	10,987
Thereafter	16	15,864	15,880
Total	$19,594	$87,624	$107,218

Note 7. Other Current Liabilities
Other current liabilities are presented in the following table:

	December 31, 2018	March 31, 2019

	(in thousands)
Clients' prepayments	$10,328	$11,177
Credit notes	13,183	13,868
Accounts payable relating to capital expenditures	21,454	10,156
Other creditors	1,527	1,342
Deferred revenue	623	713
Total	$47,115	$37,256
The changes in "accounts payable relating to capital expenditures" relate to significant data centers equipment and leasehold improvements acquisitions in 2018 paid during the three months ended March 31, 2019.

Note 8. Leases
On January 1, 2019, we adopted Accounting Standards Update No. 2016-02, Leases (Topic 842) which requires companies to recognize operating and financing lease liabilities and corresponding right-of-use assets on the balance sheet.
We have adopted Topic 842 effective January 1, 2019 on a modified retrospective basis and elected not to restate comparative periods. We chose to use certain practical expedients offered by the standard including:

•	We did not reassess whether any expired or existing contracts are or contain leases, the lease classification for any expired or existing leases, or the initial direct costs for any existing leases.

•	We do not recognize a lease liability or right of use asset for leases with a term of 12 months or less, and

•	We used hindsight in determining the lease term.
We lease space under non-cancellable operating leases for our offices as well as our data centers. Our office leases typically include free rent periods or rent escalation periods, and may also include leasehold improvement incentives. Leases for data centers may also include free rent periods or rent escalation periods. These leases typically do not include residual value guarantees. Both office and data center leases may contain both lease components (rent) and non-lease components (maintenance, electrical costs, and other service charges). Non-lease components are accounted for separately.
Both office and data center leases typically contain options to renew, and/or early terminate. We have evaluated management's expectations for these options as of March 31, 2019. Options have been included in the lease term if management has determined it is reasonably certain it will be exercised.
Operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. As most of our leases do not provide an implicit rate, we use our incremental borrowing rate at lease commencement to determine the present value of future payments. We have a centralized treasury function, and the majority of our leases are negotiated and signed by representatives of Criteo SA. As such, the incremental borrowing rate of Criteo SA is used for all of our contracts. It is then adjusted in consideration of the currency of the lease and the lease term as of the lease commencement date.
Lease expense is recognized for minimum lease payments on a straight-line basis over the lease term. Variable costs are expensed in the period incurred. Variable expenses include changes in indexation. Leases for data centers may have variable costs based on electrical usage.
The components of lease expense are as follows:

	Three Months Ended
	March 31, 2019
	Offices	Data Centers	Total
	(in thousands)
Lease expense	$8,340	$5,187	$13,527
Short term lease expense	925	530	1,455
Variable lease expense	—	114	114
Sublease income	(1,076)	—	(1,076)
Total operating lease expense	$8,189	$5,831	$14,020

As of March 31, 2019, we had future minimum lease payments as follows:

	March 31, 2019
	Offices	Data Centers	Total
	(in thousands)

Remainder of 2019	$22,220	$17,103	$39,323
2020	35,166	19,341	54,507
2021	33,118	12,521	45,639
2022	30,503	8,631	39,134
2023	21,467	2,198	23,665
Thereafter	29,550	—	29,550
Total minimum lease payments	172,024	59,794	231,818
Impact of Discount Rate	(13,608)	(1,831)	(15,439)
Total Lease Liability	$158,416	$57,963	$216,379
The weighted average remaining lease term and discount rates as of March 31, 2019 are as follows:

Three Months Ended
March 31, 2019

Weighted average remaining lease term (years)
Offices	5.4
Data Centers	3.0
Weighted average discount rate
Offices	2.6%
Data Centers	1.73%
Supplemental cash flow information related to our operating leases is as follows for the period ended March 31, 2019:

Three Months Ended
March 31, 2019
(in thousands)
Cash paid for amounts included in the measurement of lease liabilities
Cash flow for operating activities	$(13,964)
Right of use assets obtained in exchange for new operating lease liabilities	$10,926

As of March 31, 2019, we have additional operating leases, primarily for offices, that have not yet commenced which will result in additional operating lease liabilities and right of use assets of approximately $14.0 million. These operating leases will commence between 2019 and 2020.
For periods prior to January 1, 2019, we accounted for our lease commitments in accordance with ASC 840. We recognized rent expense for leases on a straight-line basis over the life of the lease. For the three months ended March 31, 2018, we recognized expense for office leases of $9.7 million and data centers costs of $12.3 million. The rent expense recognized in prior periods included amounts which are now considered non-lease components such as maintenance services and electricity charges.
Reduction of London office space
We evaluate our right of use assets for impairment. As of March 31, 2019, management has implemented a plan to reduce the occupied space of the London Office. In accordance with ASC 842, we have reviewed the right-of-use asset due to the London Office lease for impairment resulting in a $1.9 million impairment charge for the three months ended March 31, 2019. This charge was recognized in Sales and Operations expenses in our condensed consolidated statement of income.

Note 9. Revenue

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
The following table presents our revenues disaggregated by geographical area:

	Americas	EMEA	Asia-Pacific	Total
For the three months ended	(in thousands)

March 31, 2018	$212,695	$222,611	$128,858	$564,164
March 31, 2019	$217,993	$209,643	$130,487	$558,123
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
During the three months ended March 31, 2019, there was one grant of RSUs under the Employee Share Option Plan 11 as defined in Note 19 to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2018.

•	On March 1, 2019, 202,180 RSUs were granted to Criteo employees subject to continued employment.
There have been no changes in the vesting and method of valuation of the BSPCEs, OSAs, RSUs, or BSAs from what was disclosed in Note 19 to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on March 1, 2019.
Change in Number of BSPCE/OSA/RSU/BSA

	OSA/BSPCE	RSU	BSA	Total
Balance at January 1, 2019	3,187,465	4,780,137	291,670	8,259,272
Granted	—	202,180	—	202,180
Exercised (OSA/BSPCE/BSA)	(27,691)	—	—	(27,691)
Vested (RSU)	—	(203,720)	—	(203,720)
Forfeited	(22,023)	(207,278)	—	(229,301)
Expired	—	—	—	—
Balance at March 31, 2019	3,137,751	4,571,319	291,670	8,000,740
Breakdown of the Closing Balance

	OSA/BSPCE	RSU	BSA
Number outstanding	3,137,751	4,571,319	291,670
Weighted-average exercise price	€27.05	NA	€13.02
Number vested	2,393,803	NA	115,544
Weighted-average exercise price	€26.12	NA	€19.63
Weighted-average remaining contractual life of options outstanding, in years	6.32	NA	7.68

Reconciliation with the Unaudited Consolidated Statements of Income

	Three Months Ended
	March 31, 2018				March 31, 2019

	(in thousands)
	R&D	S&O	G&A	Total	R&D	S&O	G&A	Total
RSUs	$(4,617)	$(6,872)	$(5,147)	$(16,636)	$(3,846)	$(5,955)	$(2,516)	$(12,317)
Share options / BSPCE	(65)	(359)	(1,336)	(1,760)	(179)	(246)	(780)	(1,205)
Total share-based compensation	(4,682)	(7,231)	(6,483)	(18,396)	(4,025)	(6,201)	(3,296)	(13,522)
BSAs	—	—	(433)	(433)	—	—	(360)	(360)
Total equity awards compensation expense	$(4,682)	$(7,231)	$(6,916)	$(18,829)	$(4,025)	$(6,201)	$(3,656)	$(13,882)

Note 11. Financial Income and Expenses
The condensed consolidated statements of income line item “Financial income (expense)” can be broken down as follows:

	Three Months Ended
	March 31, 2018	March 31, 2019
	(in thousands)

Financial income from cash equivalents	$225	$177
Interest and fees	(556)	(523)
Interest on debt	(487)	(430)
Fees	(69)	(93)
Foreign exchange gain (loss)	(972)	(1,598)
Other financial expense	(22)	(30)
Total financial income (expense)	$(1,325)	$(1,974)
The $2.0 million financial expense for the three months ended March 31, 2019 was driven by the non-utilization costs incurred as part of our available RCF financing and the recognition of negative impact of foreign exchange reevaluations net of related hedging. At March 31, 2019, our exposure to foreign currency risk was centralized at Criteo S.A. and hedged using foreign currency swaps or forward purchases or sales of foreign currencies.
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
The condensed consolidated statements of income line item “Provision for income taxes” can be broken down as follows:

	Three Months Ended
	March 31, 2018	March 31, 2019
	(in thousands)
Current income tax	$(15,532)	$(15,934)
Net change in deferred taxes	3,146	5,916
Provision for income taxes	$(12,386)	$(10,018)
For the three months ended March 31, 2018 and 2019, we used an annual estimated tax rate of 37% and 30%, respectively, to calculate the provision for income taxes. The effective tax rate was 37% and 32% for the three months ended March 31, 2018 and 2019, respectively. The difference between the annual estimated tax rate and the effective tax rate for three months ended March 31, 2019 was due to the tax impact of discrete items such as share-based compensation in the United States. Discrete items were immaterial for the three months ended March 31, 2018 resulting in no difference between the annual estimated tax rate and the effective tax rate.
For the three months ended March 31, 2019, our estimated effective tax rate includes in particular our preliminary estimates for the tax reform in France voted in December 2018. For the three months ended March 31, 2018, our estimated annual effective tax rate included our preliminary estimates for the impact of the U.S. Tax Cuts and Jobs Act (the "Tax Act") which was enacted on December 22, 2017 and introduces significant changes to U.S. income tax law. Effective in 2018, the Tax Act reduces the U.S. federal income tax rate from 35% to 21% and creates new taxes on certain related-party payments, referred to as a base erosion anti-avoidance tax, or “BEAT”. Our estimates are preliminary, and our effective tax rate may be impacted as more information becomes available regarding the tax reform.
Current tax assets and liabilities
The total amount of current tax assets consists mainly of prepayments of income taxes and credits of Criteo GMBH, Criteo do Brasil LTDA, and Criteo B.V.. The current tax liabilities refers mainly to the net corporate tax payables of Criteo K.K.
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

	Three Months Ended
	March 31, 2018	March 31, 2019
Net income attributable to shareholders of Criteo S.A.	$19,809	$19,120
Weighted average number of shares outstanding	66,160,375	64,336,777
Basic earnings per share	$0.30	$0.30
Diluted Earnings Per Share
We calculate diluted earnings per share by dividing the net income attributable to shareholders of the Parent by the weighted average number of shares outstanding plus any potentially dilutive shares not yet issued from share-based compensation plans (see Note 10). There were no other potentially dilutive instruments outstanding as of March 31, 2018 and 2019. Consequently, all potential dilutive effects from shares are considered.
For each period presented, a contract to issue a certain number of shares (i.e. share option, non-employee warrant ("BSA"), restricted share unit ("RSU") or employee warrant ("BSPCE") is assessed as potentially dilutive if it is “in the money” (i.e., the exercise or settlement price is lower than the average market price).

	Three Months Ended
	March 31, 2018	March 31, 2019
Net income attributable to shareholders of Criteo S.A.	$19,809	$19,120
Weighted average number of shares outstanding of Criteo S.A.	66,160,375	64,336,777
Dilutive effect of :
Restricted share awards ("RSUs")	865,039	1,317,350
Share options and BSPCE	407,806	336,647
Share warrants	36,518	50,522
Weighted average number of shares outstanding used to determine diluted earnings per share	67,469,738	66,041,296
Diluted earnings per share	$0.29	$0.29
The weighted average number of securities that were anti-dilutive for diluted EPS for the periods presented but which could potentially dilute EPS in the future are as follows:

	Three Months Ended
	March 31, 2018	March 31, 2019

Restricted share awards	1,901,128	482,152
Share options and BSPCE	—	65,500
Weighted average number of anti-dilutive securities excluded from diluted earnings per share	1,901,128	547,652

Note 14. Commitments and contingencies
Commitments
Revolving Credit Facilities, Credit Line Facilities and Bank Overdrafts
As mentioned in Note 3, we are party to one RCF with a syndicate of banks which allow us to draw up to €350.0 million ($393.2 million).
We are also party to short-term credit lines and overdraft facilities with HSBC plc, BNP Paribas and LCL. We are authorized to draw up to a maximum of €21.5 million ($24.2 million) in the aggregate under the short-term credit lines and overdraft facilities. As of March 31, 2019, we had not drawn on any of these facilities. Any loans or overdraft under these short-term facilities bear interest based on the one month EURIBOR rate or three month EURIBOR rate. As these facilities are exclusively short-term credit and overdraft facilities, our banks have the ability to terminate such facilities on short notice.

Contingencies
Changes in provisions during the presented periods are summarized below:

	Provision for employee-related litigation	Other provisions	Total
	(in thousands)
Balance at January 1, 2019	$244	$2,396	$2,640
Increase	—	1,000	1,000
Provision used	(32)	—	(32)
Provision released not used	—	(365)	(365)
Currency translation adjustments	(4)	(24)	(28)
Balance at March 31, 2019	$208	$3,007	$3,215
- of which current	208	3,007	3,215
The amount of the provisions represents management’s best estimate of the future outflow.

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

	Americas	EMEA	Asia-Pacific	Total
For the three months ended:	(in thousands)
March 31, 2018	$212,695	$222,611	$128,858	$564,164
March 31, 2019	$217,993	$209,643	$130,487	$558,123
Revenue generated in France, the country of incorporation of the Parent, amounted to $41.5 million and $37.4 million for the three months ended March 31, 2018 and 2019, respectively.
Revenue generated in other significant countries where we operate is presented in the following table:

	Three Months Ended
	March 31, 2018	March 31, 2019
	(in thousands)
Americas
United States	$186,052	$195,791
EMEA
Germany	$54,515	$53,595
United Kingdom	$26,234	$21,768
Asia-Pacific
Japan	$92,263	$93,168
As of March 31, 2018 and 2019, our largest client represented 2.2% and 1.4%, respectively, of our consolidated revenue.
Other Information
For each reported period, non-current assets (corresponding to the net book value of tangible and intangible assets, excluding right of use assets related to lease agreements) are presented in the table below. The geographical information results from the locations of legal entities.

			Of which			Of which	Of which
	Holding	Americas	United States	EMEA	Asia-Pacific	Japan	Singapore	Total
(in thousands)

December 31, 2018	$123,388	$125,654	$125,312	$27,898	$19,109	$11,630	$2,992	$296,049
March 31, 2019	$124,679	$118,896	$118,557	$26,174	$17,846	$10,822	$2,545	$287,595

Note 16. Related Parties
There were no significant related-party transactions during the period nor any change in the nature of the transactions as described in Note 24 to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

Note 17. Subsequent Events
The Company evaluated all subsequent events that occurred after March 31, 2019 through the date of issuance of the unaudited condensed consolidated financial statements and determined there are no significant events that require adjustments or disclosure.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the Securities and Exchange Commission, or "SEC", on March 1, 2019.

Critical Accounting Policies and Estimates

There have been no material changes to our critical accounting policies and estimates from the information provided in Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations," included in our Annual Report filed on Form 10-K for the year ended December 31, 2018, except for the adoption of ASC 842 as of January 1, 2019. Please refer to Note 1,"Summary of Significant Accounting Policies," of the Notes to Unaudited Condensed Consolidated Financial Statements for a discussion of the changes in accounting policies due to the adoption of this standard.

On January 1, 2019 we have revised our estimate of the useful life of all servers and other equipment used in our data centers from 3 to 5 years. This change in estimate was determined based on a revised commissioning plan which extends the period equipment is used to 5 years prior to disposal. This resulted in an increase in income from operations of $10.8 million, increase net income of $9.2 million, or $0.14 per share, from that which would have been reported had the previous expected useful life of 3 years been used.

Recently Issued Pronouncements

See "Recently Issued Accounting Standards" under Note 1, "Summary of Significant Accounting Policies," of the Notes to Unaudited Condensed Consolidated Financial Statements for a discussion of certain accounting standards that have been issued during 2019.

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

Condensed Consolidated Statements of Income Data (Unaudited):

	Three Months Ended
	March 31, 2018	March 31, 2019
	(in thousands, except share and per share data)

Revenue	$564,164	$558,123

Cost of revenue (2):
Traffic acquisition costs	(323,746)	(322,429)
Other cost of revenue	(30,059)	(26,045)
Gross profit	210,359	209,649

Operating expenses
Research and development expenses (2)	(45,318)	(46,577)
Sales and operations expenses (2)	(95,649)	(95,909)
General and administrative expenses (2)	(34,591)	(33,770)
Total operating expenses	(175,558)	(176,256)
Income from operations	34,801	33,393
Financial income (expense)	(1,325)	(1,974)
Income before taxes	33,476	31,419
Provision for income taxes	(12,386)	(10,018)
Net income	$21,090	$21,401
Net income available to shareholders of Criteo S.A. (1)	$19,809	$19,120
Net income available to shareholders of Criteo S.A. per share:
Basic	$0.30	$0.30
Diluted	$0.29	$0.29

Weighted average shares outstanding used in computing per share amounts:
Basic	66,160,375	64,336,777
Diluted	67,469,738	66,041,296
(1) For the three months ended March 31, 2018 and 2019, this excludes $1.3 million and $2.3 million, respectively, of net income attributable to non-controlling interests held by Yahoo! Japan in our Japanese subsidiary Criteo KK.
(2) Cost of revenue and operating expenses include equity awards compensation expense, pension service costs, depreciation and amortization expense, restructuring costs, acquisition-related costs and deferred price consideration as follows:

Detailed Information on Selected Items (unaudited):

	Three Months Ended
	March 31, 2018	March 31, 2019
	(in thousands)
Equity awards compensation expense
Research and development expenses	$4,555	$4,025
Sales and operations expenses	7,832	6,201
General and administrative expenses	6,916	3,656
Total equity awards compensation expense	$19,303	$13,882

Pension service costs
Research and development expenses	220	193
Sales and operations expenses	79	72
General and administrative expenses	135	129
Total pension service costs (a)	$434	$394

Depreciation and amortization expense
Cost of revenue	15,249	9,135
Research and development expenses (b)	2,221	3,477
Sales and operations expenses (c)	4,454	4,864
General and administrative expenses	1,722	1,820
Total depreciation and amortization expense	$23,646	$19,296

Restructuring
Research and development expenses	(348)	—
Sales and operations expenses	107	1,890
General and administrative expenses	(11)	—
Total Restructuring	$(252)	$1,890
(a) Effective January 1, 2012, actuarial gains and losses are recognized in other comprehensive income.
(b) Includes acquisition-related amortization of intangible assets of $1.3 million and $2.7 million for the three months ended March 31, 2018 and 2019, respectively.
(c) Includes acquisition-related amortization of intangible assets of $2.2 million and $2.7 million for the three months ended March 31, 2018 and 2019, respectively.

Consolidated Statements of Financial Position Data (unaudited):

	December 31, 2018	March 31, 2019

	(in thousands)
Cash and cash equivalents	$364,426	$395,771
Total assets	1,597,135	1,745,916
Trade receivables, net of allowances for doubtful accounts	473,901	386,792
Total financial liabilities	3,508	3,882
Total liabilities	629,244	754,120
Total equity	$967,891	$991,796
Other Financial and Operating Data (unaudited):

	Three Months Ended
	March 31, 2018	March 31, 2019
	(in thousands, except client data)
Number of clients	18,528	19,373
Revenue ex-TAC (3)	$240,418	$235,694
Adjusted Net Income (4)	$40,519	$39,705
Adjusted EBITDA (5)	$77,932	$68,855
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

	Three Months Ended
	March 31, 2018	March 31, 2019

	(in thousands)
Revenue	$564,164	$558,123
Adjustment:
Traffic acquisition costs	(323,746)	(322,429)
Revenue ex-TAC	$240,418	$235,694

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

	Three Months Ended
	March 31, 2018	March 31, 2019

	(in thousands)
Net income	$21,090	$21,401
Adjustments:
Equity awards compensation expense	19,303	13,882
Amortization of acquisition-related intangible assets	3,457	5,472
Acquisition-related costs	—	—
Restructuring	(252)	1,890
Tax impact of the above adjustments	(3,079)	(2,940)
Adjusted Net Income	$40,519	$39,705

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

	Three Months Ended
	March 31, 2018	March 31, 2019
	(in thousands)
Net income	$21,090	$21,401
Adjustments:
Financial expense (income)	1,325	1,974
Provision for income taxes	12,386	10,018
Equity awards compensation expense	19,303	13,882
Pension service costs	434	394
Depreciation and amortization expense	23,646	19,296
Acquisition-related costs	—	—
Restructuring	(252)	1,890
Total net adjustments	56,842	47,454
Adjusted EBITDA	$77,932	$68,855

Results of Operations for the Periods Ended March 31, 2018 and 2019 (Unaudited)
Revenue
Three months ended March 31, 2019 compared to the three months ended March 31, 2018

	Three Months Ended
	March 31, 2018	March 31, 2019	2018 vs 2019

	(in thousands)
Revenue as reported	$564,164	$558,123	(1)%
Conversion impact U.S dollar/other currencies		24,041
Revenue at constant currency (1)	564,164	582,164	3%
Americas
Revenue as reported	212,695	217,993	2%
Conversion impact U.S dollar/other currencies		2,207
Revenue at constant currency (1)	212,695	220,200	4%
EMEA
Revenue as reported	222,611	209,643	(6)%
Conversion impact U.S dollar/other currencies		18,542
Revenue at constant currency (1)	222,611	228,185	3%
Asia-Pacific
Revenue as reported	128,858	130,487	1%
Conversion impact U.S dollar/other currencies		3,292
Revenue at constant currency(1)	$128,858	$133,779	4%
(1) Growth at constant currency excludes the impact of foreign currency fluctuations and is computed by applying the 2018 average exchange rates for the relevant period to 2019 figures. We have included revenue at constant currency in this Form 10-Q because it is a key measure used by our management and board of directors to evaluate operating performance. Management reviews and analyzes business results excluding the effect of foreign currency translation because they believe this better represents our underlying business trends.
Revenue for the three months ended March 31, 2019 decreased to $558.1 million, decreasing by (1)% (or increasing by 3% on a constant currency basis, as defined in footnote 1 directly above), compared to the three months ended March 31, 2018. Revenue from new clients contributed 59.8% to the year-over-year revenue growth at constant currency, while revenue from existing clients contributed 40.2%. We added 845 net new clients across regions and client sizes over the period, a lower volume than the prior period, primarily driven by our increased focus on higher-value midmarket clients until we roll out our self-service onboarding module to address smaller midmarket prospects. Revenue from existing clients grew over 2% at constant currency over the period, largely driven by the broader adoption of our new solutions addressing new marketing goals as well as Criteo Retail Media.
The year-over-year increase at constant currency was the result of our growth across all regions. Revenue in the Americas region increased 2% (or 4% on a constant currency basis, including 5% in the U.S.) to $218.0 million for the three months ended March 31, 2019 compared to the three months ended March 31, 2018. Growth was driven by increased spend from existing clients using our Criteo Marketing Solutions to address new marketing goals, particularly Consideration, the acceleration of our midmarket business driven by larger midmarket clients, continued good traction in our Criteo Retail Media business in the U.S., as well as improving performance in Brazil.

Revenue in EMEA decreased (6)% (or increased 3% on a constant currency basis) to $209.6 million for the three months ended March 31, 2019 compared to the three months ended March 31, 2018. This increase at constant currency was largely driven by accelerated growth in our midmarket business, as well as the positive traction of our Criteo Marketing Solutions, particularly to address the Consideration marketing goal, partly offset by a continued short-term headwind related to GDPR implementation across the region.
Revenue in the Asia-Pacific region increased 1% (or 4% on a constant currency basis) to $130.5 million for the three months ended March 31, 2019 compared to the three months ended March 31, 2018. This increase was the result of strong growth in Korea, driven by both existing large customers and midmarket customers, increased spend from large existing clients in Japan, offset by a slow-down in new client acquisition in Japan and slower business in India and South-East Asia.
Additionally, our $558.1 million of revenue for the three months ended March 31, 2019 was negatively impacted by $24.0 million as a result of changes in foreign currency against the U.S. dollar compared to the three months ended March 31, 2018.
The year-over-year growth in revenue on a constant currency basis is entirely attributable to an increased number of clicks delivered on the advertising banners displayed by us as well as the increased number of impressions delivered by us.
Cost of Revenue
Three months ended March 31, 2019 compared to the three months ended March 31, 2018

	Three Months Ended		% change
	March 31, 2018	March 31, 2019	2018 vs 2019

	(in thousands, except percentages)
Traffic acquisition costs	$(323,746)	$(322,429)	(0.4)%
Other cost of revenue	$(30,059)	$(26,045)	(13)%
Total Cost of Revenue	$(353,805)	$(348,474)	(2)%
% of revenue	(63)%	(62)%
Gross profit %	37%	38%
Cost of revenue for the three months ended March 31, 2019 decreased $(5.3) million, or (2)%, compared to the three months ended March 31, 2018. This decrease was primarily the result of a decrease of $(1.3) million, or (0.4)% (or an increase of 4% on a constant currency basis), in traffic acquisition costs and a $(4.0) million, or (13)% (or (11)% on a constant currency basis), decrease in other cost of revenue.
The increase in traffic acquisition costs related primarily to an increase of 7% in the number of impressions we purchased, reflecting our expanding relationships with existing and new publisher partners to support the growth in our client demand for advertising campaigns. Over the period, the average cost per thousand impressions (or "CPM"), decreased by (6.6)% (or (2.6)% on a constant currency basis), driven by a combination of factors, including the effectiveness of our Criteo Direct Bidder, which allows us to buy quality inventory directly from large publishers in the web and in apps, and remove intermediary fees in the process, as well as the growing share of in-app inventory in our business, which has inventory costs that tend to be slightly lower on average than that in the web browser environment.
The decrease in other cost of revenue includes a $6.1 million decrease in allocated depreciation and amortization expense following the changes in our estimation of the useful life of the servers and other equipment used in our datacenters from 3 to 5 years, partially offset by a $1.3 million increase in hosting costs, and a net $0.8 million increase in other costs including the provision for the expected Digital Tax in France and Italy ($1.4 million).
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

	Three Months Ended
Region	March 31, 2018	March 31, 2019	Year over Year Change

Revenue:	(amounts in thousands, except percentages)
Americas	$212,695	$217,993	2%
EMEA	222,611	209,643	(6)%
Asia-Pacific	128,858	130,487	1%
Total	564,164	558,123	(1)%

Traffic acquisition costs:
Americas	(131,521)	(131,545)	—%
EMEA	(119,893)	(117,291)	(2)%
Asia-Pacific	(72,332)	(73,593)	2%
Total	(323,746)	(322,429)	(0.4)%

Revenue ex-TAC (1):
Americas	81,174	86,448	6%
EMEA	102,718	92,352	(10)%
Asia-Pacific	56,526	56,894	1%
Total	$240,418	$235,694	(2)%

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

Constant Currency Reconciliation
Information in this Form 10-Q with respect to results presented on a constant currency basis was calculated by applying the 2018 average exchange rates for the relevant period to 2019 figures. We have included information with respect to our results presented on a constant currency basis because it is a key measure used by our management and board of directors to evaluate operating performance. Management reviews and analyzes business results excluding the effect of foreign currency translation because they believe this better represents our underlying business trends. Below is a table which reconciles the actual results presented in this section with the results presented on a constant currency basis:

	Three Months Ended
	March 31, 2018	March 31, 2019	YoY Change
	(amounts in thousands, except percentages)

Revenue as reported	$564,164	$558,123	(1)%
Conversion impact U.S. dollar/other currencies		24,041
Revenue at constant currency	$564,164	$582,164	3%

Traffic acquisition costs as reported	$(323,746)	$(322,429)	(0.4)%
Conversion impact U.S. dollar/other currencies		(13,470)
Traffic Acquisition Costs at constant currency	$(323,746)	$(335,899)	4%

Revenue ex-TAC as reported	$240,418	$235,694	(2)%
Conversion impact U.S. dollar/other currencies		10,571
Revenue ex-TAC at constant currency	$240,418	$246,265	2%
Revenue ex-TAC/Revenue as reported	43%	42%

Other cost of revenue as reported	$(30,059)	$(26,045)	(13)%
Conversion impact U.S. dollar/other currencies		(750)
Other cost of revenue at constant currency	$(30,059)	$(26,795)	(11)%

Adjusted EBITDA as reported	$77,932	$68,855	(12)%
Conversion impact U.S. dollar/other currencies		4,335
Adjusted EBITDA at constant currency	$77,932	$73,190	(6)%

Research and Development Expenses
Three months ended March 31, 2019 compared to the three months ended March 31, 2018

	Three Months Ended		% change
	March 31, 2018	March 31, 2019	2018 vs 2019

	(in thousands, except percentages)
Research and development expenses	$(45,318)	$(46,577)	3%
% of revenue	(8)%	(8)%
Research and development expenses for the three months ended March 31, 2019 increased $1.3 million, or 3%, compared to the three months ended March 31, 2018. This increase mainly related to an increase in amortization of acquisition-related intangible assets and consulting fees, partially offset by an increase in the French Research Tax Credit.

Sales and Operations Expenses
Three months ended March 31, 2019 compared to the three months ended March 31, 2018

	Three Months Ended		% change
	March 31, 2018	March 31, 2019	2018 vs 2019

	(in thousands, except percentages)
Sales and operations expenses	$(95,649)	$(95,909)	0.3%
% of revenue	(17)%	(17)%

Sales and operations expenses for the three months ended March 31, 2019 increased $0.3 million, or 0.3%, compared to the three months ended March 31, 2018. This increase mainly related to an impairment charge for our London office lease, an increase in headcount-related costs, partially offset by a decrease in bad debt expense and operating taxes.
General and Administrative Expenses
Three months ended March 31, 2019 compared to the three months ended March 31, 2018

	Three Months Ended		% change
	March 31, 2018	March 31, 2019	2018 vs 2019

	(in thousands, except percentages)
General and administrative expenses	$(34,591)	$(33,770)	(2)%
% of revenue	(6)%	(6)%
General and administrative expenses for the three months ended March 31, 2019 decreased $(0.8) million, or (2)%, compared to the three months ended March 31, 2018. This decrease was the result of a lower equity compensation expense, partially offset by the proceeds from disposal of the HookLogic travel business in March 31, 2018, and an increase in consulting fees for process optimization projects.

Financial Income (Expense)
Three months ended March 31, 2019 compared to the three months ended March 31, 2018

	Three Months Ended		% change
	March 31, 2018	March 31, 2019	2018 vs 2019

	(in thousands, except percentages)
Financial income (expense)	$(1,325)	$(1,974)	49%
% of revenue	(0.2)%	(0.4)%
The Financial expense for the three months ended March 31, 2019 increased by $0.6 million, or 49%, compared to the three months ended March 31, 2018. The $2.0 million financial expense for the three months ended March 31, 2019 was driven by the non-utilization costs incurred as part of our available Revolving Credit Facility (RCF) financing and the recognition of a negative impact of foreign exchange reevaluations net of related hedging. At March 31, 2019, our exposure to foreign currency risk was centralized at Criteo S.A. and hedged using foreign currency swaps or forward purchases or sales of foreign currencies.
The $1.3 million financial expense for the three months ended March 31, 2018 was driven by the non-utilization costs incurred as part of our available RCF financing and hedging costs related to an intra-group position between Criteo S.A. and its U.S. subsidiary in the context of the funding of the HookLogic acquisition.
Provision for Income Taxes
Three months ended March 31, 2019 compared to the three months ended March 31, 2018

	Three Months Ended		% change
	March 31, 2018	March 31, 2019	2018 vs 2019

	(in thousands, except percentages)
Provision for income taxes	$(12,386)	$(10,018)	(19)%
% of revenue	(2)%	(2)%
Effective tax rate	37%	32%
For the three months ended March 31, 2018 and March 31, 2019, we used an annual estimated tax rate of 37% and 30% respectively to calculate the provision for income taxes. The effective tax rate was 37% and 32% for the three months ended March 31, 2018 and 2019, respectively. The difference between the annual estimated tax rate and the effective tax rate for three months ended March 31, 2019 was due to the tax impact of discrete items such as share-based compensation in the United States. Discrete items were immaterial for the three months ended March 31, 2018 resulting in no difference between the annual estimated tax rate and the effective tax rate.

Net Income
Three months ended March 31, 2019 compared to the three months ended March 31, 2018

	Three Months Ended		% change
	March 31, 2018	March 31, 2019	2018 vs 2019

	(in thousands, except percentages)
Net income	$21,090	21,401	1%
% of revenue	4%	4%

Net income for the three months ended March 31, 2019 increased $0.3 million, or 1%, compared to the three months ended March 31, 2018. This increase was the result of the factors discussed above, in particular, a $1.4 million decrease in income from operations and a $0.6 million increase in financial expense offset by a $2.3 million decrease in provision for income taxes compared to the three months ended March 31, 2018.

Liquidity and Capital Resources
Our principal sources of liquidity are our cash and cash equivalents and cash generated from operating activities. We have never declared or paid any cash dividends on our ordinary shares. We do not anticipate paying cash dividends on our equity securities in the foreseeable future and intend to retain all available funds and any future earnings to fund our growth. As discussed in Note 3 to the unaudited condensed consolidated financial statements in Item 1 to this Form 10-Q, we are party to several loan agreements and revolving credit facilities with third-party financial institutions.
Our cash and cash equivalents are invested primarily in demand deposit accounts that are currently providing only a minimal return. Our cash and cash equivalents at March 31, 2019 were held for working capital and general corporate purposes, which could include acquisitions, and amounted to $395.8 million as of March 31, 2019. The $31.3 million increase in cash and cash equivalents compared with December 31, 2018 primarily resulted from $67.2 million in cash from operating activities, partially offset by a $29.0 million in cash used for investing activities and $0.2 million used for financing activities over the period. The cash used for investing activities is mainly related to $23.7 million in capital expenditures and a $5.4 million following a business acquisition that was not material to our consolidated financial statements. The cash used for financing activities is primarily related to $0.2 million of repayment of borrowings. In addition, the increase in cash includes a $6.6 million negative impact of changes in foreign exchange rates on our cash position over the period. We do not enter into investments for trading or speculative purposes. Our policy is to invest any cash in excess of our immediate requirements in investments designed to preserve the principal balance and provide liquidity. Accordingly, our cash and cash equivalents are invested primarily in demand deposit accounts that are currently providing only a minimal return.
Operating and Capital Expenditure Requirements
For the three months ended March 31, 2018 and 2019, our capital expenditures were $32.6 million and $23.7 million, respectively. In 2019, these capital expenditures were primarily related to the acquisition of data center and server equipment, and IT systems. We expect our capital expenditures to remain at the level of approximately 5% of revenue for 2019, as we plan to continue to build and maintain additional data center equipment capacity in all regions and significantly increase our redundancy capacity to strengthen our infrastructure.
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

Historical Cash Flows
The following table sets forth our cash flows for the three month period ended March 31, 2018 and 2019 :

	Three Months Ended
	March 31, 2018	March 31, 2019

	(in thousands)
Cash from operating activities	$84,527	$67,220
Cash used in investing activities	$(43,490)	$(29,041)
Cash from (used for) financing activities	$16,773	$(191)
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
For the three months ended March 31, 2019, net cash provided by operating activities was $67.2 million and consisted of net income of $21.4 million, $42.9 million in adjustments for certain non-cash and non-operating items and changes in working capital of $20.8 million partially offset by $17.9 million of income taxes paid during the first three months of 2019. Adjustments for certain operating items primarily consisted of depreciation and amortization expense of $19.6 million, equity awards compensation expense of $13.9 million, $15.9 million of accrued income taxes partially offset by $0.7 million for other items and by $5.9 million of changes in deferred tax assets. The $20.8 million increase in cash from changes in working capital primarily consisted of a $86.0 million decrease in trade receivables, a $2.4 million increase in other current liabilities such as payroll and payroll related expenses and value-added tax ("VAT") payables, partially offset by a $58.5 million decrease in trade payables, a $6.0 million increase in other current assets including prepaid expenses and VAT receivables, and a $3.2 million decrease in change of lease liabilities and right of use assets.
Investing Activities
Our investing activities to date have consisted primarily of purchases of property and equipment and business acquisitions.
For the three months ended March 31, 2019, net cash used in investing activities was $29.0 million and consisted of $23.7 million for purchases of property and equipment and a $5.4 million payment following a business acquisition that was not material to our consolidated financial statements.
Financing Activities
For the three months ended March 31, 2019, net cash used for financing activities was $0.2 million resulting from repayment of borrowings.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Market Risk

We are mainly exposed to foreign currency exchange rate fluctuations. There have been no material changes to our exposure to market risk during the first three months ended period March 31, 2019.

For a description of our foreign exchange risk, please see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - B. Liquidity and Capital Resources" in our Annual Report on Form 10-K for the year ended December 31, 2018.
A 10% increase or decrease of the Pound Sterling, the Euro, the Japanese yen or the Brazilian real against the U.S. dollar would have impacted the Condensed Consolidated Statements of Income as follows:

	Three Months Ended
	March 31, 2018		March 31, 2019

	(in thousands)
GBP/USD	+10%	-10%	+10%	-10%
Net income impact	$(212)	$212	$(496)	$496

	Three Months Ended
	March 31, 2018		March 31, 2019

	(in thousands)
BRL/USD	+10%	-10%	+10%	-10%
Net income impact	$15	$(15)	$(97)	$97

	Three Months Ended
	March 31, 2018		March 31, 2019

	(in thousands)
JPY/USD	+10%	-10%	+10%	-10%
Net income impact	$249	$(249)	$443	$(443)

	Three Months Ended
	March 31, 2018		March 31, 2019

	(in thousands)
EUR/USD	+10%	-10%	+10%	-10%
Net income impact	$2,864	$(2,864)	$2,736	$(2,736)
Credit Risk and Trade receivables
For a description of our credit risk and trade receivables, please see "Note 3. Financial instruments" in the Notes to the Consolidated Financial Statements.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Based on their evaluation as of March 31, 2019, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective to provide reasonable assurance that (i) the information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and (ii) such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Item 1A. Risk Factors.

You should carefully consider the risks described below and under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018. These risks and uncertainties are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, also may become important factors that affect us. If any such risks materialize, our business, financial condition and results of operations could be materially harmed and the trading price of our ADSs could decline. These risks are not exclusive and additional risks and uncertainties that we are unaware of, or that we currently believe are not material, also may become important factors that affect us. There have been no material changes to the Risk Factors described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

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

CRITEO S.A.
(Registrant)

	By:	/s/ Benoit Fouilland
Date: May 9, 2019	Name:	Benoit Fouilland
	Title:	Chief Financial Officer
(Principal financial officer and duly authorized signatory)