Form 10-Q
period 2019-06-30
Criteo S.A.
filed 2019-08-02
CIK 1576427

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended June 30, 2019
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
for the transition period from _________ to _________
Commission file number: 001-36153

Criteo S.A.
(Exact name of registrant as specified in its charter)

France			Not Applicable
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification Number)

32, rue Blanche	Paris	France	75009
(Address of principal executive offices)			(Zip Code)

+33 1 40 40 22 90
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act

Title of each class		Trading Symbol(s)	Name of each exchange on which registered
American Depositary Shares, each representing one Ordinary Share, nominal value €0.025 per share		CRTO	Nasdaq Global Select Market
Ordinary Shares, nominal value €0.025 per share	*		Nasdaq Global Select Market	*
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
If an emerging growth company, indicate by check mark if the registrant has not elected to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes  ☐      No ☒
          As of July 31, 2019, the registrant had 65,171,310 ordinary shares, nominal value €0.025 per share, outstanding.

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

PART I
Item 1. Financial Statements.
CRITEO S.A. CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION (UNAUDITED)

	Notes	December 31, 2018	June 30, 2019
		(in thousands)
Assets
Current assets:
Cash and cash equivalents	3	$364,426	$422,053
Trade receivables, net of allowances of $25.9 million and $19.5 million at December 31, 2018 and June 30, 2019, respectively	4	473,901	374,949
Income taxes		19,370	18,185
Other taxes		53,338	56,090
Other current assets	5	22,816	18,751
Total current assets		933,851	890,028
Property, plant and equipment, net		184,013	192,651
Intangible assets, net	6	112,036	103,113
Goodwill	6	312,881	317,093
Right of use assets - operating lease	8	—	183,725
Non-current financial assets		20,460	21,613
Deferred tax assets		33,894	41,346
Total non-current assets		663,284	859,541
Total assets		$1,597,135	$1,749,569
Liabilities and shareholders' equity
Current liabilities:
Trade payables		$425,376	$332,735
Contingencies	14	2,640	4,156
Income taxes		7,725	7,065
Financial liabilities - current portion	3	1,018	2,030
Operating lease liabilities - current portion	8	—	47,964
Other taxes		55,592	56,929
Employee - related payables		65,878	68,702
Other current liabilities	7	47,115	33,986
Total current liabilities		605,344	553,567
Deferred tax liabilities		10,770	8,489
Retirement benefit obligation		5,537	8,002
Financial liabilities - non current portion	3	2,490	2,051
Operating lease liabilities - non current portion	8	—	148,170
Other non-current liabilities		5,103	4,327
Total non-current liabilities		23,900	171,039
Total liabilities		629,244	724,606
Commitments and contingencies
Shareholders' equity:
Common shares, €0.025 par value, 67,708,203 and 66,161,523 shares authorized, issued and outstanding at December 31, 2018 and June 30, 2019, respectively.		2,201	2,157
Treasury stock, 3,459,119 and 1,118,969 shares at cost as of December 31, 2018 and June 30, 2019, respectively.		(79,159)	(26,564)
Additional paid-in capital		663,281	652,572
Accumulated other comprehensive (loss)		(30,522)	(33,293)
Retained earnings		387,869	401,209
Equity-attributable to shareholders of Criteo S.A.		943,670	996,081
Non-controlling interests		24,221	28,882
Total equity		967,891	1,024,963
Total equity and liabilities		$1,597,135	$1,749,569
The accompanying notes form an integral part of these unaudited condensed consolidated financial statements.

CRITEO S.A.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

		Three Months Ended		Six Months Ended
	Notes	June 30, 2018	June 30, 2019	June 30, 2018	June 30, 2019
		(in thousands, except share per data)

Revenue	9	$537,185	$528,147	$1,101,349	$1,086,270

Cost of revenue:
Traffic acquisition costs		(306,963)	(304,229)	(630,709)	(626,658)
Other cost of revenue		(29,957)	(29,059)	(60,016)	(55,104)

Gross profit		200,265	194,859	410,624	404,508

Operating expenses:
Research and development expenses		(47,544)	(44,015)	(92,862)	(90,592)
Sales and operations expenses		(92,726)	(95,503)	(188,375)	(191,412)
General and administrative expenses		(35,644)	(35,767)	(70,235)	(69,537)
Total operating expenses		(175,914)	(175,285)	(351,472)	(351,541)
Income from operations		24,351	19,574	59,152	52,967
Financial income (expense)	11	(1,006)	(1,354)	(2,331)	(3,328)
Income before taxes		23,345	18,220	56,821	49,639
Provision for income taxes	12	(8,638)	(5,683)	(21,024)	(15,701)
Net income		$14,707	$12,537	$35,797	$33,938

Net income available to shareholders of Criteo S.A.		$13,726	$10,823	$33,535	$29,943
Net income available to non-controlling interests		$981	$1,714	$2,262	$3,995

Net income allocated to shareholders of Criteo S.A. per share:
Basic	13	$0.21	$0.17	$0.51	$0.46
Diluted	13	$0.20	$0.16	$0.50	$0.45

Weighted average shares outstanding used in computing per share amounts:
Basic	13	66,347,599	64,581,476	66,254,476	64,459,867
Diluted	13	67,488,311	65,624,505	67,479,513	65,833,642
The accompanying notes form an integral part of these unaudited condensed consolidated financial statements.

CRITEO S.A.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30, 2018	June 30, 2019	June 30, 2018	June 30, 2019
	(in thousands)

Net income	$14,707	$12,537	$35,797	$33,938
Foreign currency translation differences, net of taxes	(34,555)	9,598	(8,671)	(894)
Actuarial (losses) gains on employee benefits, net of taxes	413	(585)	413	(1,638)
Other comprehensive income (loss)	$(34,142)	$9,013	$(8,258)	$(2,532)
Total comprehensive income (loss)	$(19,435)	$21,550	$27,539	$31,406
Attributable to shareholders of Criteo S.A.	$(19,706)	$19,069	$25,051	$26,842
Attributable to non-controlling interests	$271	$2,481	$2,488	$4,564
The accompanying notes form an integral part of these unaudited condensed consolidated financial statements.

CRITEO S.A.
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (UNAUDITED)

	Share capital		Treasury Stock		Additional paid-in capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Equity - attributable to shareholders of Criteo S.A.	Non controlling interest	Total equity
	Common shares		Shares
	(in thousands, except share amounts )
Balance at December 31, 2017	66,085,097	$2,152	—	—	$591,404	$(12,241)	$300,210	$881,525	$16,173	$897,698
Net income	—	—	—	—	—	—	19,809	19,809	1,281	21,090
Other comprehensive income (loss)	—	—	—	—	—	24,947	—	24,947	937	25,884
Issuance of ordinary shares	163,254	1	—	—	597	—	—	598	—	598
Change in treasury stocks	—	—	—	—	—	—	—	—	—	—
Share-Based Compensation	—	—	—	—	18,284	—	—	18,284	112	18,396
Other changes in equity	—	4	—	—	(4)	4	1	5	—	5
Balance at March 31, 2018	66,248,351	$2,157	—	—	$610,281	$12,710	$320,020	$945,168	$18,503	$963,671
Net income	—	—	—	—	—	—	13,726	13,726	981	14,707
Other comprehensive income (loss)	—	—	—	—	—	(33,432)	—	(33,432)	(710)	(34,142)
Issuance of ordinary shares	612,694	3	—	—	820	—	—	823	—	823
Change in treasury stocks	—	—	—	—	—	—	—	—	—	—
Share-Based Compensation	—	—	—	—	19,676	—	—	19,676	142	19,818
Other changes in equity	—	17	—	—	(5)	—	(21)	(9)	—	(9)
Balance at June 30, 2018	66,861,045	$2,177	—	—	$630,772	$(20,722)	$333,725	$945,952	$18,916	$964,868

	Share capital		Treasury Stock		Additional paid-in capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Equity - attributable to shareholders of Criteo S.A.	Non controlling interest	Total equity
	Common shares		Shares
	(in thousands, except share amounts )
Balance at December 31, 2018	67,708,203	$2,201	(3,459,119)	$(79,159)	$663,281	$(30,522)	$387,869	$943,670	$24,221	$967,891
Net income	—	—	—	—	—	—	19,120	19,120	2,281	21,401
Other comprehensive income (loss)	—	—	—	—	—	(11,347)	—	(11,347)	(198)	(11,545)
Issuance of ordinary shares	28,596	1	—	—	372	—	—	373	—	373
Change in treasury stocks	(1,594,288)	(45)	1,786,715	40,080	(36,091)	—	(3,944)	—	—	—
Share-Based Compensation	—	—	—	—	13,533	—	—	13,533	(11)	13,522
Other changes in equity	—		—	—	(1)	—	155	154	—	154
Balance at March 31, 2019	66,142,511	$2,157	(1,672,404)	$(39,079)	$641,094	$(41,869)	$403,200	$965,503	$26,293	$991,796
Net income	—	—	—	—	—	—	10,823	10,823	1,714	12,537
Other comprehensive income (loss)	—	—	—	—	—	8,246	—	8,246	767	9,013
Issuance of ordinary shares	19,012	—	—	—	252	—	—	252	—	252
Change in treasury stocks	—	—	553,435	12,515	—	—	(12,515)	—	—	—
Share-Based Compensation	—	—	—	—	11,254	—	—	11,254	108	11,362
Other changes in equity	—	—	—	—	(28)	330	(299)	3	—	3
Balance at June 30, 2019	66,161,523	$2,157	(1,118,969)	$(26,564)	$652,572	$(33,293)	$401,209	$996,081	$28,882	$1,024,963

The accompanying notes form an integral part of these unaudited condensed consolidated financial statements.

CRITEO S.A.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30, 2018	June 30, 2019	June 30, 2018	June 30, 2019
	(in thousands)
Net income	$14,707	$12,537	$35,797	$33,938
Non-cash and non-operating items	35,677	28,961	75,427	53,959
- Amortization and provisions	25,099	18,282	51,149	37,926
- Equity awards compensation expense (1)	20,241	11,713	39,070	25,595
- Change in deferred taxes	(4,389)	7,252	(7,535)	1,336
- Change in income taxes	(5,316)	(8,696)	(4,000)	(10,630)
- Other (2)	42	410	(3,257)	(268)
Changes in working capital related to operating activities	(10,043)	11,466	13,644	32,287
- Decrease in trade receivables	10,154	19,325	101,446	105,343
- Decrease in trade payables	(26,745)	(14,995)	(89,690)	(73,480)
- Decrease in other current assets	5,821	7,504	13,779	1,512
- Increase/(Decrease) in other current liabilities (2)	727	3,015	(11,891)	5,451
- Change in operating lease liabilities and right of use assets	—	(3,383)	—	(6,539)
CASH FROM OPERATING ACTIVITIES	40,341	52,964	124,868	120,184
Acquisition of intangible assets, property, plant and equipment	(18,880)	(28,812)	(26,293)	(42,104)
Change in accounts payable related to intangible assets, property, plant and equipment	1,033	(3,980)	(24,121)	(14,372)
(Payment for) disposal of a business, net of cash acquired (disposed)	—	637	(10,811)	(4,688)
Change in other non-current financial assets	154	(1,152)	42	(1,184)
CASH USED FOR INVESTING ACTIVITIES	(17,693)	(33,307)	(61,183)	(62,348)
Repayment of borrowings	(235)	(167)	(473)	(339)
Net payments related to equity award activities	396	(98)	562	(87)
Change in other financial liabilities (2)	(35)	(209)	16,810	(239)
CASH FROM (USED FOR) FINANCING ACTIVITIES	126	(474)	16,899	(665)
Effect of exchange rates changes on cash and cash equivalents (2)	(26,363)	7,099	(14,410)	456
Net increase (decrease) in cash and cash equivalents	(3,589)	26,282	66,174	57,627
Net cash and cash equivalents at beginning of period	483,874	395,771	414,111	364,426
Net cash and cash equivalents at end of period	$480,285	$422,053	$480,285	$422,053

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for taxes, net of refunds	(18,343)	(7,127)	(32,560)	(24,995)
Cash paid for interest, net of amounts capitalized	(432)	(351)	(840)	(758)
(1) Share-based compensation expense according to ASC 718 Compensation - stock compensation accounted for $19.8 million and $11.4 million of equity awards compensation expense for the quarter ended June 30, 2018 and 2019, respectively, and$38.2 million and $24.9 million of equity awards compensation for the six months ended June 30, 2018 and 2019, respectively.
(2) During the quarter ended June 30, 2018, and the six months ended June 30, 2018, respectively, the Company reported the cash impact of the settlement of hedging derivatives related to financing activities in cash from (used for) financing activities in the unaudited consolidated statements of cash flows
The accompanying notes form an integral part of these unaudited condensed consolidated financial statements.

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

Accounting Pronouncements adopted in 2019

Effective January 1, 2019, we have adopted the Financial Accounting Standards Board, ("FASB") Accounting Standards Update ("ASU") 842 No. 2016-02, Leases (Topic 842) (ASU 2016-02), which generally requires companies to recognize operating and financing lease liabilities and corresponding right-of-use assets on the balance sheet for operating leases with terms of more than 12 months, in addition to those currently recorded. In August 2018, the FASB issued ASU 2018-11, Targeted Improvements to ASC 842, which included an option not to restate comparative periods in transition and use the effective date of ASC 842, Leases, as the date of the initial application of transition, which we elected. Prior periods have not been adjusted and continue to be accounted for in accordance with ASC 840. As a result of adopting ASU 842, we recognized total operating lease liabilities of $223.5 million and operating right-of-use assets of $204.3 million as of January 1, 2019. The adoption of ASC 842 had an immaterial impact on our condensed consolidated statements of income and our condensed consolidated statement of cash flows for the three month and the six month period ended June 30, 2019. Refer to Note 8. Leases, for additional information and required disclosures.
Effective January 1, 2019, we have adopted ASU 2018 - 07, Improvements to Non-Employee Sharebased Payment Accounting. The amendments in this ASU expands Topic 718 to include share base payments for goods or services to non employees. The adoption of ASU 2018-07 did not have a material impact on our financial position or results of operations.

Recently Issued Accounting Pronouncements not yet adopted
In June 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2016-13 (ASU 2016-13) Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost. ASU 2016-13 replaces the existing incurred loss impairment model with an expected loss model which requires the use of forward-looking information to calculate credit loss estimates. This will result in earlier recognition of credit losses. We will adopt ASU 2016-13 effective January 1, 2020 with the cumulative effect of adoption recorded as an adjustment to retained earnings. We are currently evaluating new credit loss models and updating our processes and controls in preparation for the adoption of ASU 2016-13. The adoption of the standard is expected to mainly impact our process for estimating the allowance for doubtful accounts; however, the impact on the consolidated financial statements is not expected to be material.
In August 2018, the FASB issued ASU 2018-15, Intangibles - Goodwill and Other - Internal Use Software - Customer’s Accounting for Implementation Costs incurred in a Cloud Computing Arrangement That is a Service Contract. This ASU was issued to clarify the accounting for implementation costs incurred for SaaS agreements. Previously the guidance only referred to development of internal use software and the accounting for SaaS agreements was not clarified. This ASU states that the implementation costs should be capitalized. We will adopt ASU 2018-15 effective January 1, 2020. We are currently evaluating the impact on our financial position, results of operations, and statement of cash flows.

Note 2. Significant Events and Transactions of the Period

Change in estimated useful life of servers and other data center equipment

During the first quarter of 2019, we revised our estimate of the useful life of all servers and other equipment used in our data centers from 3 to 5 years. This change in estimate was determined based on a revised commissioning plan which extends the period equipment from 3 to 5 years prior to disposal. This resulted in an increase in income from operations of $21.0 million, increase in net income of $17.9 million, or $0.28 per share, from that which would have been reported had the previous expected useful life of 3 years been used for the six months period ended June 30, 2019. The impact on the three month period ended June 30, 2019 was an increase in income from operations of $10.2 million, an increase in net income of $8.7 million, or $0.14 per share.

Restructuring

As part of a new organization structure designed to best support its multi-product platform strategy and accelerate execution, the Company incurred net restructuring costs of $0.7 million and $2.6 million for the three month and six month period ended June 30, 2019, respectively, comprising of costs for termination of facilities and payroll expenses, offset by gains from forfeitures of share-based compensation expense.

	Three Months Ended	Six Months Ended
	June 30, 2019
	(in thousands)
Gain from forfeitures of share-based compensation expense	2,678	2,678
Depreciation and amortization (expense)	(1,228)	(1,228)
Payroll costs and Facilities related costs	(2,178)	(4,068)
Total restructuring costs	(728)	(2,618)

For the three month period ended June 30, 2019, $(0.1) million was included in Research and Development expenses, $(0.2) million in Sales and Operations expenses, and $(0.4) million in General and Administrative expenses. For the six month period ended June 30, 2019, $(0.1) million was included in Research and Development expenses, $(2.1) million in Sales and Operations expenses, and $(0.4) million in General and Administrative expenses.

The following table summarizes restructuring activities as of June 30, 2019 included in current liabilities as of June 30, 2019.

(in thousands)
Restructuring liability as of January 1, 2019	$—
Restructuring costs	2,618
Restructuring costs - non cash item	2,930
Amounts paid	(1,920)
Restructuring liability as of June 30, 2019	$3,628

Share repurchase program
On October 25, 2018 Criteo's Board of Directors authorized a share repurchase program of up to $80.0 million of the Company’s outstanding American Depositary Shares. As of December 31, 2018, 3.5 million shares were held as treasury shares.
On February 8, 2019, the Board of Directors authorized the reduction of capital resulting in the formal retirement of 1.6 million treasury shares. As of June 30, 2019, we have 1.1 million treasury shares remaining which may be used primarily to satisfy the company's obligations under its employee equity plans upon RSU vestings in lieu of issuing new shares.

	Number of Treasury Shares	Amount (in thousands of dollars)
Balance at January 1, 2018	—	$—
Treasury Shares Repurchased to potentially use for M&A	1,751,147	40,000
Treasury Shares Repurchased for RSU Vesting	1,748,111	40,000
Treasury Shares Issued for RSU Vesting	(40,139)	(841)
Balance at December 31, 2018	3,459,119	$79,159
Treasury Shares Retired	(1,594,288)	$(36,137)
Treasury Shares Issued for RSU Vesting	(745,862)	(16,458)
Balance at June 30, 2019	1,118,969	$26,564

Note 3. Financial Instruments
Financial assets
The maximum exposure to credit risk at the end of each reported period is represented by the carrying amount of financial assets, and summarized in the following table:

	December 31, 2018	June 30, 2019
	(in thousands)
Trade receivables, net of allowance	473,901	374,949
Other taxes	53,338	56,090
Other current assets	22,816	18,751
Non-current financial assets	20,460	21,613
Total	$570,515	$471,403

Credit Risk
We maintain an allowance for estimated credit losses. During the period ended December 31, 2018 and the six-month period ended June 30, 2019, our net change in allowance for doubtful accounts was $5.1 million and $(6.4) million, respectively.
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
As of December 31, 2018 and June 30, 2019, no customer accounted for 10% or more of trade receivables.
Financial Liabilities

	December 31, 2018	June 30, 2019

	(in thousands)
Trade payables	$425,376	$332,735
Other taxes	55,592	56,929
Employee-related payables	65,878	68,702
Other current liabilities	47,115	33,986
Financial liabilities	3,508	4,081
Total	$597,469	$496,433

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

	December 31, 2018	June 30, 2019

	(in thousands)
Derivative Assets:
Included in other current assets	$1,703	$—

Derivative Liabilities:
Included in financial liabilities - current portion	$—	$539

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

	December 31, 2018	June 30, 2019

	(in thousands)
Cash equivalents	$125,442	$148,584
Cash on hand	238,984	273,469
Total cash and cash equivalents	$364,426	$422,053

For our cash and cash equivalents, the fair value approximates the carrying amount, given the nature of the cash and cash equivalents and the maturity of the expected cash flows.

Note 4. Trade Receivables
The following table shows the breakdown in trade receivables net book value for the presented periods:

	December 31, 2018	June 30, 2019

	(in thousands)
Trade accounts receivables	$499,819	$394,495
(Less) Allowance for doubtful accounts	(25,918)	(19,546)
Net book value at end of period	$473,901	$374,949
Changes in allowance for doubtful accounts are summarized below:

	2018	2019

	(in thousands)
Balance at January 1	$(20,818)	$(25,918)
Allowance for doubtful accounts	(6,315)	(6,042)
Reversal of provision	3,303	12,318
Currency translation adjustment	450	96
Balance at June 30	$(23,380)	$(19,546)

The amount charged to allowance for doubtful accounts for the six months ended June 30, 2019 remained consistent with the same period in the prior year due to a consistent application of the Company credit policy. However, the balance of allowance for doubtful accounts decreased during the six months period ended June 30, 2019,mainly due to write-offs of long outstanding receivables already reserved for which it is certain we will not collect. The Company mitigates its credit risk with respect to accounts receivables by performing credit evaluations and monitoring agencies and advertisers' accounts receivables balances.

Note 5. Other Current Assets
The following table shows the breakdown in other current assets net book value for the presented periods:

	December 31, 2018	June 30, 2019

	(in thousands)
Prepayments to suppliers	$4,056	$5,869
Other debtors	4,762	3,477
Prepaid expenses	12,295	9,405
Derivative instruments	1,703	—
Gross book value at end of period	22,816	18,751
Net book value at end of period	$22,816	$18,751

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
The estimated amortization expense related to intangible assets for the next five years and thereafter is as follows:

	Software	Technology and customer relationships	Total
	(in thousands)
From July 1 to December 31, 2019	$4,415	$10,757	$15,172
2020	7,424	16,864	24,288
2021	5,585	16,864	22,449
2022	2,712	11,486	14,198
2023	715	10,325	11,040
Thereafter	16	15,950	15,966
Total	$20,867	$82,246	$103,113

Note 7. Other Current Liabilities
Other current liabilities are presented in the following table:

	December 31, 2018	June 30, 2019

	(in thousands)
Clients' prepayments	$10,328	$12,057
Credit notes	13,183	12,749
Accounts payable relating to capital expenditures	21,454	6,255
Other creditors	1,527	2,565
Deferred revenue	623	360
Total	$47,115	$33,986
The changes in "accounts payable relating to capital expenditures" relate to significant data centers equipment and leasehold improvements acquisitions in 2018 paid during the six months period ended June 30, 2019.

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
Both office and data center leases typically contain options to renew, and/or early terminate. We have evaluated management's expectations for these options as of June 30, 2019. Options have been included in the lease term if management has determined it is reasonably certain it will be exercised.
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
The components of lease expense are as follows:

	Three Months Ended			Six Months Ended
	June 30, 2019			June 30, 2019
	Offices	Data Centers	Total	Offices	Data Centers	Total
	(in thousands)
Lease expense	$8,574	$6,154	$14,728	$16,914	$11,341	$28,255
Short term lease expense	523	525	1,048	1,448	1,055	2,503
Variable lease expense	1,821	239	2,060	1,821	353	2,174
Sublease income	(693)	—	(693)	(1,769)	—	(1,769)
Total operating lease expense	$10,225	$6,918	$17,143	$18,414	$12,749	$31,163

As of June 30, 2019, we had future minimum lease payments as follows:

	June 30, 2019
	Offices	Data Centers	Total
	(in thousands)
Remainder of 2019	$17,314	$11,486	$28,800
2020	34,360	19,497	53,857
2021	31,915	12,615	44,530
2022	29,193	8,675	37,868
2023	20,060	2,198	22,258
Thereafter	27,759	—	27,759
Total minimum lease payments	160,601	54,471	215,072
Impact of Discount Rate	(17,407)	(1,531)	(18,938)
Total Lease Liability	$143,194	$52,940	$196,134

The weighted average remaining lease term and discount rates as of June 30, 2019 are as follows:

June 30, 2019
Weighted average remaining lease term (years)
Offices	5.19
Data Centers	2.81
Weighted average discount rate
Offices	2.64%
Data Centers	1.75%
Supplemental cash flow information related to our operating leases is as follows for the period ended June 30, 2019:

	Three Months Ended	Six Months Ended
	June 30, 2019
	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities
Cash flow for operating activities	$(13,967)	$(27,931)
Right of use assets obtained in exchange for new operating lease liabilities	$594	$11,520

As of June 30, 2019, we have additional operating leases, primarily for offices, that have not yet commenced which will result in additional operating lease liabilities and right of use assets of approximately $15.8 million. These operating leases will commence between 2019 and 2020.
For periods prior to January 1, 2019, we accounted for our lease commitments in accordance with ASC 840. We recognized rent expense for leases on a straight-line basis over the life of the lease. For the three months ended June 30, 2018, we recognized expense for office leases of $9.5 million and data centers costs of $12.4 million. For the six months ended June 30, 2018 we recognized expense for office leases of $19.2 million and data center costs of $24.7 million. The rent expense recognized in prior periods included amounts which are now considered non-lease components such as maintenance services and electricity charges.

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
The following table presents our revenues disaggregated by geographical area:

	Americas	EMEA	Asia-Pacific	Total
For the three months ended	(in thousands)

June 30, 2018	$212,781	$201,080	$123,324	$537,185
June 30, 2019	$213,974	$194,359	$119,814	$528,147

	Americas	EMEA	Asia-Pacific	Total
For the six months ended	(in thousands)

June 30, 2018	$425,476	$423,691	$252,182	$1,101,349
June 30, 2019	$431,967	$404,002	$250,301	$1,086,270

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
During the six months ended June 30, 2019, there was three grants of RSUs and one of OSAs under the Employee Share Option Plan 11 as defined in Note 19 to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2018.

•	On March 1, 2019, 202,180 RSUs were granted to Criteo employees subject to continued employment.

•
On April 25, 2019, 257,291 RSUs were granted to Criteo management subject to continued employment and an additional 257,291 RSUs were granted to members of the management, subject to condition of presence and the achievement of internal performance objectives. In addition, a special supplemental grant of 327,916 RSUs was also granted to members of management subject to continued employment.

•	On June 25, 2019, 195,420 RSUs and 62,880 OSAs were granted to Criteo employees and certain senior managers subject to continued employment.
There have been no changes in the vesting and method of valuation of the BSPCEs, OSAs, RSUs, or BSAs from what was disclosed in Note 19 to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on March 1, 2019 except for the special supplemental grant to management on April 25, 2019 which have a vesting schedule as follows:

•	70% at the expiration of a two year period

•	15% at the expiration of each year following the first two years-period.

Change in Number of BSPCE/OSA/RSU/BSA

	OSA/BSPCE	RSU	BSA	Total
Balance at January 1, 2019	3,187,465	4,780,137	291,670	8,259,272
Granted	62,880	1,240,098	—	1,302,978
Exercised (OSA/BSPCE/BSA)	(47,608)	—	—	(47,608)
Vested (RSU)	—	(764,079)	—	(764,079)
Forfeited	(591,442)	(700,791)	—	(1,292,233)
Expired	—	—	—	—
Balance at June 30, 2019	2,611,295	4,555,365	291,670	7,458,330
Breakdown of the Closing Balance

	OSA/BSPCE	RSU	BSA
Number outstanding	2,611,295	4,555,365	291,670
Weighted-average exercise price	€25.56	NA	€13.02
Number vested	2,132,876	NA	121,342
Weighted-average exercise price	€24.91	NA	€20.07
Weighted-average remaining contractual life of options outstanding, in years	6.05	NA	7.43

Reconciliation with the Unaudited Consolidated Statements of Income

	Three Months Ended
	June 30, 2018				June 30, 2019

	(in thousands)
	R&D	S&O	G&A	Total	R&D	S&O	G&A	Total
RSUs	$(6,446)	$(8,059)	$(4,101)	$(18,606)	$(3,952)	$(4,669)	$(3,496)	$(12,117)
Share options / BSPCE	(326)	(602)	(284)	(1,212)	624	777	(646)	755
Total share-based compensation	(6,772)	(8,661)	(4,385)	(19,818)	(3,328)	(3,892)	(4,142)	(11,362)
BSAs	—	—	(423)	(423)	—	—	(351)	(351)
Total equity awards compensation expense	$(6,772)	$(8,661)	$(4,808)	$(20,241)	$(3,328)	$(3,892)	$(4,493)	$(11,713)

	Six Months Ended
	June 30, 2018				June 30, 2019

	(in thousands)
	R&D	S&O	G&A	Total	R&D	S&O	G&A	Total
RSUs	$(11,063)	$(14,930)	$(9,249)	$(35,242)	$(7,798)	$(10,624)	$(6,012)	$(24,434)
Share options / BSPCE	(391)	(962)	(1,619)	(2,972)	445	531	(1,426)	(450)
Total share-based compensation	(11,454)	(15,892)	(10,868)	(38,214)	(7,353)	(10,093)	(7,438)	(24,884)
BSAs	—	—	(856)	(856)	—	—	(711)	(711)
Total equity awards compensation expense	$(11,454)	$(15,892)	$(11,724)	$(39,070)	$(7,353)	$(10,093)	$(8,149)	$(25,595)

Note 11. Financial Income and Expenses
The condensed consolidated statements of income line item “Financial income (expense)” can be broken down as follows:

	Three Months Ended
	June 30, 2018	June 30, 2019
	(in thousands)

Financial income from cash equivalents	$279	$608
Interest and fees	(488)	(481)
Interest on debt	(546)	(443)
Fees	58	(38)
Foreign exchange gain (loss)	(777)	(1,089)
Other financial expense	(20)	(392)
Total financial income (expense)	$(1,006)	$(1,354)

	Six Months Ended
	June 30, 2018	June 30, 2019
	(in thousands)

Financial income from cash equivalents	$504	$785
Interest and fees	(1,044)	(1,004)
Interest on debt	(1,033)	(873)
Fees	(11)	(131)
Foreign exchange gain (loss)	(1,747)	(2,687)
Other financial expense	(44)	(422)
Total financial income (expense)	$(2,331)	$(3,328)

The $1.4 million and the $3.3 million financial expense for the three month period ended June 30, 2019 and for the six month period ended June 30, 2019, respectively, were driven by the non-utilization costs incurred as part of our available Revolving Credit Facility (RCF) financing and the recognition of a negative impact of foreign exchange reevaluations net of related hedging. At June 30, 2019, our exposure to foreign currency risk was centralized at Criteo S.A. and hedged using foreign currency swaps or forward purchases or sales of foreign currencies.

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
The condensed consolidated statements of income line item “Provision for income taxes” can be broken down as follows:

	Six Months Ended
	June 30, 2018	June 30, 2019
	(in thousands)
Current income tax	$(28,559)	$(14,365)
Net change in deferred taxes	7,535	(1,336)
Provision for income taxes	$(21,024)	$(15,701)

For the six months ended June 30, 2018 and 2019, we used an annual estimated tax rate of 37% and 30%, respectively, to calculate the provision for income taxes. The effective tax rate was 37% and 32% for the three months ended June 30, 2018 and 2019, respectively. The difference between the annual estimated tax rate and the effective tax rate for the six months ended June 30, 2019 was due to the tax impact of discrete items such as share-based compensation in the United States. Discrete items were immaterial for the six months ended June 30, 2018 resulting in no difference between the annual estimated tax rate and the effective tax rate.
For the six months ended June 30, 2019, our estimated effective tax rate includes in particular our preliminary estimates for the tax reform in France voted in December 2018. Our estimates are preliminary, and our effective tax rate may be impacted as more information becomes available regarding the tax reform in France.
For the six months ended June 30, 2018, our estimated annual effective tax rate included our estimates for the impact of the U.S. Tax Cuts and Jobs Act (the "Tax Act") which was enacted on December 22, 2017 and introduces significant changes to U.S. income tax law. Effective in 2018, the Tax Act reduced the U.S. federal income tax rate from 35% to 21% and created new taxes on certain related-party payments, referred to as a base erosion anti-avoidance tax, or “BEAT”.
Current tax assets and liabilities
The total amount of current tax assets consists mainly of prepayments of income taxes and credits of Criteo SA, Criteo Corp. , Criteo Gmbh and Criteo B.V.. The current tax liabilities refers mainly to the net corporate tax payables of Criteo K.K.
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

	Three Months Ended		Six Months Ended
	June 30, 2018	June 30, 2019	June 30, 2018	June 30, 2019
Net income attributable to shareholders of Criteo S.A.	$13,726	$10,823	$33,535	$29,943
Weighted average number of shares outstanding	66,347,599	64,581,476	66,254,476	64,459,867
Basic earnings per share	$0.21	$0.17	$0.51	$0.46
Diluted Earnings Per Share
We calculate diluted earnings per share by dividing the net income attributable to shareholders of the Parent by the weighted average number of shares outstanding plus any potentially dilutive shares not yet issued from share-based compensation plans (see Note 10). There were no other potentially dilutive instruments outstanding as of June 30, 2018 and 2019. Consequently, all potential dilutive effects from shares are considered.
For each period presented, a contract to issue a certain number of shares (i.e. share option, non-employee warrant ("BSA"), restricted share unit ("RSU") or employee warrant ("BSPCE") is assessed as potentially dilutive if it is “in the money” (i.e., the exercise or settlement price is lower than the average market price).

	Three Months Ended		Six Months Ended
	June 30, 2018	June 30, 2019	June 30, 2018	June 30, 2019
Net income attributable to shareholders of Criteo S.A.	$13,726	$10,823	$33,535	$29,943
Weighted average number of shares outstanding of Criteo S.A.	66,347,599	64,581,476	66,254,476	64,459,867
Dilutive effect of :
Restricted share awards ("RSUs")	721,154	737,992	793,096	1,027,671
Share options and BSPCE	382,066	274,298	394,936	305,473
Share warrants	37,492	30,739	37,005	40,631
Weighted average number of shares outstanding used to determine diluted earnings per share	67,488,311	65,624,505	67,479,513	65,833,642
Diluted earnings per share	$0.20	$0.16	$0.50	$0.45

The weighted average number of securities that were anti-dilutive for diluted EPS for the periods presented but which could potentially dilute EPS in the future are as follows:

	Three Months Ended		Six Months Ended
	June 30, 2018	June 30, 2019	June 30, 2018	June 30, 2019

Restricted share awards	2,651,262	1,305,872	2,276,195	894,012
Share options and BSPCE	—	2,795	—	34,147
Weighted average number of anti-dilutive securities excluded from diluted earnings per share	2,651,262	1,308,667	2,276,195	928,159

Note 14. Commitments and contingencies
Commitments
Revolving Credit Facilities, Credit Line Facilities and Bank Overdrafts
As mentioned in Note 3, we are party to one RCF with a syndicate of banks which allow us to draw up to €350.0 million ($398.3 million).
We are also party to short-term credit lines and overdraft facilities with HSBC plc, BNP Paribas and LCL. We are authorized to draw up to a maximum of €21.5 million ($24.5 million) in the aggregate under the short-term credit lines and overdraft facilities. As of June 30, 2019, we had not drawn on any of these facilities. Any loans or overdraft under these short-term facilities bear interest based on the one month EURIBOR rate or three month EURIBOR rate. As these facilities are exclusively short-term credit and overdraft facilities, our banks have the ability to terminate such facilities on short notice.

Contingencies
Changes in provisions during the presented periods are summarized below:

	Provision for employee-related litigation	Other provisions	Total
	(in thousands)
Balance at January 1, 2019	$244	$2,396	$2,640
Increase	243	1,781	2,024
Provision used	(26)	—	(26)
Provision released not used	(56)	(365)	(421)
Currency translation adjustments	—	(61)	(61)
Balance at June 30, 2019	$405	$3,751	$4,156
- of which current	405	3,751	4,156

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

	Americas	EMEA	Asia-Pacific	Total
For the three months ended:	(in thousands)
June 30, 2018	$212,781	$201,080	$123,324	$537,185
June 30, 2019	$213,974	$194,359	$119,814	$528,147

Revenue generated in France, the country of incorporation of the Parent, amounted to $37.0 million and $35.2 million for the three months ended June 30, 2018 and 2019, respectively.

	Americas	EMEA	Asia-Pacific	Total
For the six months ended:	(in thousands)
June 30, 2018	$425,476	$423,691	$252,182	$1,101,349
June 30, 2019	$431,967	$404,002	$250,301	$1,086,270

Revenue generated in France amounted to $78.4 million and $72.6 million for the six months ended June 30, 2018 and 2019, respectively.
Revenue generated in other significant countries where we operate is presented in the following table:

	Three Months Ended		Six Months Ended
	June 30, 2018	June 30, 2019	June 30, 2018	June 30, 2019
	(in thousands)
Americas
United States	$187,368	$192,815	$373,420	$388,606
EMEA
Germany	$48,632	$46,998	$103,147	$100,593
United Kingdom	$22,544	$21,180	$48,778	$42,948
Asia-Pacific
Japan	$84,060	$82,263	$176,324	$175,431
As of June 30, 2018 and 2019, our largest client represented 2.4% and 1.4%, respectively, of our consolidated revenue.

Other Information
For each reported period, non-current assets (corresponding to the net book value of tangible and intangible assets, excluding right of use assets related to lease agreements) are presented in the table below. The geographical information results from the locations of legal entities.

			Of which			Of which	Of which
	Holding	Americas	United States	EMEA	Asia-Pacific	Japan	Singapore	Total
(in thousands)

December 31, 2018	$123,388	$125,654	$125,312	$27,898	$19,109	$11,630	$2,992	$296,049
June 30, 2019	$135,141	$121,254	$107,486	$23,230	$16,139	$10,321	$1,512	$295,764

Note 16. Related Parties
There were no significant related-party transactions during the period nor any change in the nature of the transactions as described in Note 24 to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2018 except as follows:

On June 25, 2019, Criteo announced that Chief Operating Officer Mollie Spilman has decided to leave the Company to pursue a new career opportunity. She has left the Company as of July 5, 2019.

Effective July 26, 2019, Criteo S.A. and Mr. Dan Teodosiu, the Company’s Chief Technology Officer, mutually agreed that Mr. Teodosiu would step down from his role as Chief Technology Officer and separate from employment as of September 30th, 2019.

Note 17. Subsequent Events
On July 31, 2019 Criteo announced that its Board of Directors authorized a share repurchase program of up to $80 million of the Company’s outstanding American Depositary Shares. The Company intends to use repurchased shares to satisfy employee equity plan vesting in lieu of issuing new shares and potentially in connection with M&A transactions. In addition, the Company may use repurchased shares The program does not require the purchase of any minimum number of shares and may be suspended, modified or discontinued at any time without prior notice.

The Company evaluated all other subsequent events that occurred after June 30, 2019 through the date of issuance of the unaudited condensed consolidated financial statements and determined there are no significant events that require adjustments.

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

During the first quarter of 2019, we revised our estimate of the useful life of all servers and other equipment used in our data centers from 3 to 5 years. This change in estimate was determined based on a revised commissioning plan which extends the period equipment from 3 to 5 years prior to disposal. This resulted in an increase in income from operations of $21.0 million, increase in net income of $17.9 million, or $0.28 per share, from that which would have been reported had the previous expected useful life of 3 years been used for the six months period ended June 30, 2019. The impact on the three month period ended June 30, 2019 was an increase in income from operations of $10.2 million, an increase in net income of $8.7 million, or $0.14 per share.

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

Condensed Consolidated Statements of Income Data (Unaudited):

	Three Months Ended		Six Months Ended
	June 30, 2018	June 30, 2019	June 30, 2018	June 30, 2019
	(in thousands, except share and per share data)

Revenue	$537,185	$528,147	$1,101,349	$1,086,270

Cost of revenue (2):
Traffic acquisition costs	(306,963)	(304,229)	(630,709)	(626,658)
Other cost of revenue	(29,957)	(29,059)	(60,016)	(55,104)
Gross profit	200,265	194,859	410,624	404,508

Operating expenses
Research and development expenses (2)	(47,544)	(44,015)	(92,862)	(90,592)
Sales and operations expenses (2)	(92,726)	(95,503)	(188,375)	(191,412)
General and administrative expenses (2)	(35,644)	(35,767)	(70,235)	(69,537)
Total operating expenses	(175,914)	(175,285)	(351,472)	(351,541)
Income from operations	24,351	19,574	59,152	52,967
Financial income (expense)	(1,006)	(1,354)	(2,331)	(3,328)
Income before taxes	23,345	18,220	56,821	49,639
Provision for income taxes	(8,638)	(5,683)	(21,024)	(15,701)
Net income	$14,707	$12,537	$35,797	$33,938
Net income available to shareholders of Criteo S.A. (1)	$13,726	$10,823	$33,535	$29,943
Net income available to shareholders of Criteo S.A. per share:
Basic	$0.21	$0.17	$0.51	$0.46
Diluted	$0.20	$0.16	$0.50	$0.45

Weighted average shares outstanding used in computing per share amounts:
Basic	66,347,599	64,581,476	66,254,476	64,459,867
Diluted	67,488,311	65,624,505	67,479,513	65,833,642
(1) For the three months ended June 30, 2018 and 2019, this excludes $1.0 million and $1.7 million, respectively, of net income attributable to non-controlling interests held by Yahoo! Japan in our Japanese subsidiary Criteo KK. For the six months ended June 30, 2018 and 2019, this excludes $2.3 million and $4.0 million, respectively, of net income attributable to non-controlling interests held by Yahoo! Japan in our Japanese subsidiary Criteo KK.
(2) Cost of revenue and operating expenses include equity awards compensation expense, pension service costs, depreciation and amortization expense, restructuring costs, acquisition-related costs and deferred price consideration as follows:

Detailed Information on Selected Items (unaudited):

	Three Months Ended		Six Months Ended
	June 30, 2018	June 30, 2019	June 30, 2018	June 30, 2019
	(in thousands)
Equity awards compensation expense
Research and development expenses	$6,771	$4,203	$11,326	$8,228
Sales and operations expenses	8,668	5,693	16,499	11,894
General and administrative expenses	4,806	4,495	11,723	8,151
Total equity awards compensation expense	$20,245	$14,391	$39,548	$28,273

Pension service costs
Research and development expenses	212	191	432	384
Sales and operations expenses	75	71	154	143
General and administrative expenses	132	129	267	258
Total pension service costs (a)	$419	$391	$853	$785

Depreciation and amortization expense
Cost of revenue	15,050	10,847	30,299	19,982
Research and development expenses (b)	2,245	3,534	4,466	7,011
Sales and operations expenses (c)	4,518	5,109	8,972	9,973
General and administrative expenses	1,747	1,825	3,469	3,645
Total depreciation and amortization expense	$23,560	$21,315	$47,206	$40,611

Restructuring costs (1)
Research and development expenses	16	124	(332)	124
Sales and operations expenses	183	175	290	2,065
General and administrative expenses	—	429	(11)	429
Total Restructuring costs (1)	$199	$728	$(53)	$2,618
(1) For the three months ended June 30, 2019 and the six months ended June 30, 2019, respectively, the Company recognized restructuring charges for its new organizational structure implemented to support its multi-product platform strategy as detailed below:

	Three Months Ended	Six Months Ended
	June 30, 2019
	(in thousands)
(Gain) from forfeitures of share-based compensation awards	(2,678)	(2,678)
Depreciation and amortization expense	1,228	1,228
Payroll and Facilities related costs	2,178	4,068
Total restructuring costs	728	2,618
(a) Effective January 1, 2012, actuarial gains and losses are recognized in other comprehensive income.
(b) Includes acquisition-related amortization of intangible assets of $1.3 million and $2.7 million for the three months ended June 30, 2018 and 2019, respectively and $2.5 million and $5.4 million for the six months ended June 30, 2018 and 2019, respectively.
(c) Includes acquisition-related amortization of intangible assets of $2.2 million and $2.8 million for the three months ended June 30, 2018 and 2019, respectively and $4.4 million and $5.5 million for the six months ended June 30, 2018 and 2019, respectively.

Consolidated Statements of Financial Position Data (unaudited):

	December 31, 2018	June 30, 2019

	(in thousands)
Cash and cash equivalents	$364,426	$422,053
Total assets	1,597,135	1,749,569
Trade receivables, net of allowances for doubtful accounts	473,901	374,949
Total financial liabilities	3,508	4,081
Total liabilities	629,244	724,606
Total equity	$967,891	$1,024,963
Other Financial and Operating Data (unaudited):

	Three Months Ended		Six Months Ended
	June 30, 2018	June 30, 2019	June 30, 2018	June 30, 2019
	(in thousands, except client data)
Number of clients	18,936	19,733	18,936	19,733
Revenue ex-TAC (3)	$230,222	$223,918	$470,640	$459,612
Adjusted Net Income (4)	$35,482	$30,730	$76,001	$70,435
Adjusted EBITDA (5)	$68,774	$56,399	$146,706	$125,254
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

	Three Months Ended		Six Months Ended
	June 30, 2018	June 30, 2019	June 30, 2018	June 30, 2019

	(in thousands)
Revenue	$537,185	$528,147	$1,101,349	$1,086,270
Adjustment:
Traffic acquisition costs	(306,963)	(304,229)	(630,709)	(626,658)
Revenue ex-TAC	$230,222	$223,918	$470,640	$459,612

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

	Three Months Ended		Six Months Ended
	June 30, 2018	June 30, 2019	June 30, 2018	June 30, 2019
	(in thousands)
Net income	$14,707	$12,537	$35,797	$33,938
Adjustments:
Equity awards compensation expense	20,245	14,391	39,548	28,273
Amortization of acquisition-related intangible assets	3,448	5,465	6,905	10,937
Restructuring costs (1)	199	728	(53)	2,618
Tax impact of the above adjustments	(3,117)	(2,391)	(6,196)	(5,331)
Adjusted Net Income	$35,482	$30,730	$76,001	$70,435
(1) For the three months ended June 30, 2019 and the six months ended June 30, 2019, respectively, the Company recognized restructuring charges for its new organizational structure implemented to support its multi-product platform strategy as detailed below:

	Three Months Ended	Six Months Ended
	June 30, 2019
	( in thousands)
(Gain) from forfeitures of share-based compensation awards	(2,678)	(2,678)
Depreciation and amortization expense	1,228	1,228
Payroll and Facilities related costs	2,178	4,068
Total restructuring costs	728	2,618

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

	Three Months Ended		Six Months Ended
	June 30, 2018	June 30, 2019	June 30, 2018	June 30, 2019
	(in thousands)
Net income	$14,707	$12,537	$35,797	$33,938
Adjustments:
Financial expense (income)	1,006	1,354	2,331	3,328
Provision for income taxes	8,638	5,683	21,024	15,701
Equity awards compensation expense	20,245	14,391	39,548	28,273
Pension service costs	419	391	853	785
Depreciation and amortization expense	23,560	21,315	47,206	40,611
Restructuring costs (1)	199	728	(53)	2,618
Total net adjustments	54,067	43,862	110,909	91,316
Adjusted EBITDA	$68,774	$56,399	$146,706	$125,254
(1) For the three months ended June 30, 2019 and the six months ended June 30, 2019, respectively, the Company recognized restructuring charges for its new organizational structure implemented to support its multi-product platform strategy as detailed below:

	Three Months Ended	Six Months Ended
	June 30, 2019
	(in thousands)
(Gain) from forfeitures of share-based compensation awards	(2,678)	(2,678)
Depreciation and amortization expense	1,228	1,228
Payroll and Facilities related costs	2,178	4,068
Total restructuring costs	728	2,618

Results of Operations for the Periods Ended June 30, 2018 and 2019 (Unaudited)
Revenue
Three months ended June 30, 2019 compared to the three months ended June 30, 2018

	Three Months Ended
	June 30, 2018	June 30, 2019	2018 vs 2019

	(in thousands)
Revenue as reported	$537,185	$528,147	(2)%
Conversion impact U.S dollar/other currencies		15,704
Revenue at constant currency (1)	537,185	543,851	1%
Americas
Revenue as reported	212,781	213,974	1%
Conversion impact U.S dollar/other currencies		1,105
Revenue at constant currency (1)	212,781	215,079	1%
EMEA
Revenue as reported	201,080	194,359	(3)%
Conversion impact U.S dollar/other currencies		12,158
Revenue at constant currency (1)	201,080	206,517	3%
Asia-Pacific
Revenue as reported	123,324	119,814	(3)%
Conversion impact U.S dollar/other currencies		2,441
Revenue at constant currency(1)	$123,324	$122,255	(1)%
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
Revenue for the three months ended June 30, 2019 decreased to $528.1 million, decreasing by (2)% (or increasing by 1% on a constant currency basis, as defined in footnote 1 directly above), compared to the three months ended June 30, 2018. The year-over-year increase in revenue was entirely driven by our business with new clients, offsetting the negative contribution of existing clients. We added 797 net new clients across regions and client sizes over the period, a slightly lower volume than the prior year period, primarily driven by our increased focus on higher-value midmarket clients until we complete the roll-out of our self-registration feature to address smaller midmarket prospects in a scalable way. Revenue from existing clients decreased slightly less than (2)% at constant currency over the period, as retargeting revenues were impacted by continued softness in the web environment, where users tend to progressively spend less time than in apps, where our solutions do not yet contribute significantly to our revenue growth, and despite the continued adoption of our new products.
Revenue in the Americas region increased 1% (or 1% on a constant currency basis, including 3% in the U.S.) to $214.0 million for the three months ended June 30, 2019 compared to the three months ended June 30, 2018. Growth was driven by continued good traction in our Criteo Retail Media business in the U.S. and the acceleration of our midmarket new business thanks to improved sales productivity, offsetting softer business with existing large clients.
Revenue in EMEA decreased (3)% (or increased 3% on a constant currency basis) to 194.4 million for the three months ended June 30, 2019 compared to the three months ended June 30, 2018. This increase at constant currency was driven by accelerated growth in our midmarket business in the region, both with existing and new clients, positive traction from our new products to address the upper-funnel marketing goals, as well as lower headwinds from GDPR on the year over year growth following the anniversary of its implementation in the region.

Revenue in the Asia-Pacific region decreased (3)% (or (1)% on a constant currency basis) to $119.8 million for the three months ended June 30, 2019 compared to the three months ended June 30, 2018. This decrease was driven by slower business with large clients in Japan and South-East Asia, offsetting double-digit growth in midmarket and continued positive momentum in Korea.
Additionally, our $528.1 million of revenue for the three months ended June 30, 2019 was negatively impacted by $15.7 million as a result of changes in foreign currency against the U.S. dollar compared to the three months ended June 30, 2018.
The year-over-year growth in revenue on a constant currency basis is entirely attributable to an increased number of clicks delivered on the advertising banners displayed by us and the increased number of impressions delivered by us, offsetting the decrease in the average cost-per-click charged to advertisers.
Six months ended June 30, 2019 compared to the six months ended June 30, 2018

	Six Months Ended
	June 30, 2018	June 30, 2019	2018 vs 2019

	(in thousands)
Revenue as reported	$1,101,349	$1,086,270	(1)%
Conversion impact U.S dollar/other currencies		39,745
Revenue at constant currency (1)	1,101,349	1,126,015	2%
Americas
Revenue as reported	425,476	431,967	2%
Conversion impact U.S dollar/other currencies		3,312
Revenue at constant currency (1)	425,476	435,279	2%
EMEA
Revenue as reported	423,691	404,002	(5)%
Conversion impact U.S dollar/other currencies		30,700
Revenue at constant currency (1)	423,691	434,702	3%
Asia-Pacific
Revenue as reported	252,182	250,301	(1)%
Conversion impact U.S dollar/other currencies		5,733
Revenue at constant currency(1)	$252,182	$256,034	2%
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
Revenue for the six months ended June 30, 2019 increased to $1,086.3 million, decreasing (1)% (or increasing 2% on a constant currency basis), compared to the six months ended June 30, 2018. Revenue from new clients contributed 94.0% to the year-over-year revenue growth, while revenue from existing clients contributed 6.0% to the year-over-year revenue growth. Over the period, the company added 797 net new clients across regions and client sizes, a slightly lower volume than the prior year period, primarily driven by our increased focus on higher-value midmarket clients until we complete the roll-out of our self-registration feature to address smaller midmarket prospects in a scalable way. Contribution from existing clients was impacted by continued softness in the web environment, where users tend to progressively spend less time than in apps, where our solutions do not yet contribute significantly to our revenue growth, and despite continued adoption of our new products.

Revenue in the Americas region increased 2% (or 2% on a constant currency basis) to $432.0 million for the six months ended June 30, 2019 compared to the six months ended June 30, 2018. The increase was driven by the acceleration of our midmarket business driven by larger midmarket clients, as well as continued good traction in our Criteo Retail Media business in the U.S.
Revenue in EMEA decreased (5)% (or increased 3% on a constant currency basis) to $404.0 million for the six months ended June 30, 2019 compared to the six months ended June 30, 2018. This increase at constant currency was largely driven by accelerated growth in our midmarket business, as well as the positive traction of our Criteo Marketing Solutions, particularly to address the Consideration marketing goal, partly offset by headwinds related to GDPR in the first quarter.
Revenue in the Asia-Pacific region decreased (1)% (or increased 2% on a constant currency basis) to $250.3 million for the six months ended June 30, 2019 compared to the six months ended June 30, 2018. This increase was the result of strong growth in Korea and our growing midmarket business across the region, offset by a slow-down in our large customer business in Japan and South-East Asia.
    Additionally, our $1,086.3 million of revenue for the six months ended June 30, 2019 was negatively impacted by $39.7 million as a result of changes in foreign currency against the U.S. dollar compared to the six months ended June 30, 2018.
The year-over-year growth in revenue on a constant currency basis is entirely attributable to an increased number of clicks delivered on the advertising banners displayed by us and the increased number of impressions delivered by us, offseting the decrease in the average cost-per-click charged to advertisers.
Cost of Revenue
Three months ended June 30, 2019 compared to the three months ended June 30, 2018

	Three Months Ended		% change
	June 30, 2018	June 30, 2019	2018 vs 2019

	(in thousands, except percentages)
Traffic acquisition costs	$(306,963)	$(304,229)	(1)%
Other cost of revenue	$(29,957)	$(29,059)	(3)%
Total Cost of Revenue	$(336,920)	$(333,288)	(1)%
% of revenue	(63)%	(63)%
Gross profit %	37%	37%
Cost of revenue for the three months ended June 30, 2019 decreased $(3.6) million, or (1)%, compared to the three months ended June 30, 2018. This decrease was primarily the result of a decrease of $(2.7) million, or (1)% (or an increase of 2% on a constant currency basis) in traffic acquisition costs and a decrease of $(0.9) million, or (3)% (or (1)% on a constant currency basis) in other cost of revenue.
The increase in traffic acquisition costs on a constant currency basis related primarily to an increase of 9% in the number of impressions we purchased, reflecting our expanding relationships with existing and new publisher partners, in particular through direct connections, to support the growth in our client demand for advertising campaigns. Over the period, the average cost per thousand impressions (or "CPM"), decreased by (9)% (or (7)% on a constant currency basis), driven by a combination of factors, including the effectiveness of our Criteo Direct Bidder, which allows us to buy quality inventory directly from large publishers in the web and in apps, and remove intermediary fees in the process, as well as the growing share of in-app inventory in our business, which has inventory costs that tend to be slightly lower on average than that in the web browser environment.
The decrease in other cost of revenue includes a $4.2 million decrease in allocated depreciation and amortization expense following the changes in our estimation of the useful life of the servers and other equipment used in our datacenters from 3 to 5 years, partially offset by a $1.7 million increase in hosting costs, and a net $1.6 million increase in other costs including the provision for the expected Digital Tax in France ($0.8 million).

Six months ended June 30, 2019 compared to the six months ended June 30, 2018

	Six Months Ended		% change
	June 30, 2018	June 30, 2019	2018 vs 2019

	(in thousands, except percentages)
Traffic acquisition costs	$(630,709)	$(626,658)	(1)%
Other cost of revenue	$(60,016)	$(55,104)	(8)%
Total Cost of Revenue	$(690,725)	$(681,762)	(1)%
% of revenue	(63)%	(63)%
Gross profit %	37%	37%
Cost of revenue for the six months ended June 30, 2019 decreased $(9.0) million, or (1)%, compared to the six months ended June 30, 2018. This decrease was primarily the result of an decrease of (4.1) million, or (1)% (or an increase of 3% on a constant currency basis) in traffic acquisition costs and a decrease of $(4.9) million, or (8)% (or (6)% on a constant currency basis) in other cost of revenue.
The increase in traffic acquisition costs on a constant currency basis related primarily to an increase of 8% in the number of impressions we purchased, reflecting our expanding relationships with existing and new publisher partners, in particular through direct connections, to support the growth in our client demand for advertising campaigns. Over the period, the average cost per thousand impressions (or "CPM"), decreased by (8)% (or (5)% on a constant currency basis), driven by a combination of factors, including the effectiveness of our Criteo Direct Bidder, which allows us to buy quality inventory directly from large publishers in the web and in apps, and remove intermediary fees in the process, as well as the growing share of in-app inventory in our business, which has inventory costs that tend to be slightly lower on average than that in the web browser environment.
The decrease in other cost of revenue includes a $10.3 million decrease in allocated depreciation and amortization expense following the changes in our estimation of the useful life of the servers and other equipment used in our datacenters from 3 to 5 years, partially offset by a $2.4 million increase in other cost of sales including the provision for the expected Digital Tax in France ($1.6 million), including additional purchases of third-party data partially and a $3.0 million increase in hosting costs.
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

	Three Months Ended			Six Months Ended
Region	June 30, 2018	June 30, 2019	Year over Year Change	June 30, 2018	June 30, 2019	Year over Year Change

Revenue:	(amounts in thousands, except percentages)
Americas	$212,781	$213,974	1%	$425,476	$431,967	2%
EMEA	201,080	194,359	(3)%	423,691	404,002	(5)%
Asia-Pacific	123,324	119,814	(3)%	252,182	250,301	(1)%
Total	537,185	528,147	(2)%	1,101,349	1,086,270	(1)%

Traffic acquisition costs:
Americas	(125,502)	(129,491)	3%	(257,023)	(261,036)	2%
EMEA	(112,577)	(107,401)	(5)%	(232,470)	(224,692)	(3)%
Asia-Pacific	(68,884)	(67,337)	(2)%	(141,216)	(140,930)	(0.2)%
Total	(306,963)	(304,229)	(1)%	(630,709)	(626,658)	(1)%

Revenue ex-TAC (1):
Americas	87,279	84,483	(3)%	168,453	170,931	1%
EMEA	88,503	86,958	(2)%	191,221	179,310	(6)%
Asia-Pacific	54,440	52,477	(4)%	110,966	109,371	(1)%
Total	$230,222	$223,918	(3)%	$470,640	$459,612	(2)%

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

	Three Months Ended			Six Months Ended
	June 30, 2018	June 30, 2019	YoY Change	June 30, 2018	June 30, 2019	YoY Change
	(amounts in thousands, except percentages)

Revenue as reported	$537,185	$528,147	(2)%	$1,101,349	$1,086,270	(1)%
Conversion impact U.S. dollar/other currencies		15,705			39,746
Revenue at constant currency	$537,185	$543,852	1%	$1,101,349	$1,126,016	2%

Traffic acquisition costs as reported	$(306,963)	$(304,229)	(1)%	$(630,709)	$(626,658)	(1)%
Conversion impact U.S. dollar/other currencies		(8,662)			(22,132)
Traffic Acquisition Costs at constant currency	$(306,963)	$(312,891)	2%	$(630,709)	$(648,790)	3%

Revenue ex-TAC as reported	$230,222	$223,918	(3)%	$470,640	$459,612	(2)%
Conversion impact U.S. dollar/other currencies		7,043			17,614
Revenue ex-TAC at constant currency	$230,222	$230,961	0.3%	$470,640	$477,226	1%
Revenue ex-TAC/Revenue as reported	43%	42%		43%	42%

Other cost of revenue as reported	$(29,957)	$(29,059)	(3)%	$(60,016)	$(55,104)	(8)%
Conversion impact U.S. dollar/other currencies		(643)			(1,393)
Other cost of revenue at constant currency	$(29,957)	$(29,702)	(1)%	$(60,016)	$(56,497)	(6)%

Adjusted EBITDA as reported	$68,774	$56,399	(18)%	$146,706	$125,254	(15)%
Conversion impact U.S. dollar/other currencies		1,638			5,973
Adjusted EBITDA at constant currency	$68,774	$58,037	(16)%	$146,706	$131,227	(11)%

Research and Development Expenses
Three months ended June 30, 2019 compared to the three months ended June 30, 2018

	Three Months Ended		% change
	June 30, 2018	June 30, 2019	2018 vs 2019

	(in thousands, except percentages)
Research and development expenses	$(47,544)	$(44,015)	(7)%
% of revenue	(9)%	(8)%

Six months ended June 30, 2019 compared to the six months ended June 30, 2018

	Six Months Ended		% change
	June 30, 2018	June 30, 2019	2018 vs 2019

	(in thousands, except percentages)
Research and development expenses	$(92,862)	$(90,592)	(2)%
% of revenue	(8)%	(8)%

Research and development expenses for the three months ended June 30, 2019 and the six months ended June 30, 2019 respectively decreased $(3.5) million and $(2.3) million, or (7)% and (2)%, compared to three months ended June 30, 2018 and the six months ended June 30, 2018. The decrease for the three month period and six month period mainly related to a decrease in headcount related costs due to a lower share-based compensation expense and an increase in the French Research Tax Credit, partially offset by an increase in amortization of acquisition-related intangible assets.

Sales and Operations Expenses
Three months ended June 30, 2019 compared to the three months ended June 30, 2018

	Three Months Ended		% change
	June 30, 2018	June 30, 2019	2018 vs 2019

	(in thousands, except percentages)
Sales and operations expenses	$(92,726)	$(95,503)	3%
% of revenue	(17)%	(18)%

Six months ended June 30, 2019 compared to the six months ended June 30, 2018

	Six Months Ended		% change
	June 30, 2018	June 30, 2019	2018 vs 2019

	(in thousands, except percentages)
Sales and operations expenses	$(188,375)	$(191,412)	2%
% of revenue	(17)%	(18)%

Sales and operations expenses for the three months ended June 30, 2019 and the six months ended June 30, 2019, respectively increased $2.8 million or $3.0 million, or 3% and 2%, compared to the three months ended June 30, 2018 and the six months ended June 30, 2018. The increase for the three month period and six month period ended mainly related to a $5.0 million increase following an exceptional charge related to an invoicing dispute, an increase in headcount related costs, an increase in facilities cost following the early termination of a lease and an increase in marketing costs, partially offset by lower share-based compensation expense and a decrease in bad debt expense.

General and Administrative Expenses
Three months ended June 30, 2019 compared to the three months ended June 30, 2018

	Three Months Ended		% change
	June 30, 2018	June 30, 2019	2018 vs 2019

	(in thousands, except percentages)
General and administrative expenses	$(35,644)	$(35,767)	0.3%
% of revenue	(7)%	(7)%
General and administrative expenses for the three months ended June 30, 2019 increased $0.1 million, or 0.3%, compared to the three months ended June 30, 2018. This increase was the result of a decrease in headcount related costs fully offset by an increase in rent and facilities costs.

Six months ended June 30, 2019 compared to the six months ended June 30, 2018

	Six Months Ended		% change
	June 30, 2018	June 30, 2019	2018 vs 2019

	(in thousands, except percentages)
General and administrative expenses	$(70,235)	$(69,537)	(1)%
% of revenue	(6)%	(6)%
General and administrative expenses for the six months ended June 30, 2019 decreased (0.7) million, or (1)%, compared to the six months ended June 30, 2018. This decrease was the result of a decrease in headcount related costs due to a lower share-based compensation expense, partially offset by an increase in consulting fees for process optimization projects and the proceeds from the disposal of the HookLogic travel business in March 31, 2018.

Financial Income (Expense)
Three months ended June 30, 2019 compared to the three months ended June 30, 2018

	Three Months Ended		% change
	June 30, 2018	June 30, 2019	2018 vs 2019

	(in thousands, except percentages)
Financial income (expense)	$(1,006)	$(1,354)	35%
% of revenue	(0.2)%	(0.3)%

Six months ended June 30, 2019 compared to the three months ended June 30, 2018

	Three Months Ended		% change
	June 30, 2018	June 30, 2019	2018 vs 2019

	(in thousands, except percentages)
Financial income (expense)	(2,331)	(3,328)	43%
% of revenue	(0.2)%	(0.3)%
The Financial expense for the three month ended June 30, 2019 and the six month ended June 30, 2019, respectively, increased by $0.3 million and $1.0 million, or 35% and 43%, compared to the three months ended June 30, 2018 and the six months ended June 30, 2019.The $1.4 million financial expense for the three months ended June 30, 2019 and the $2.3 million financial expense for the six months ended June 30, 2019 were driven by the non-utilization costs incurred as part of our available Revolving Credit Facility (RCF) financing and the recognition of a negative impact of foreign exchange reevaluations net of related hedging.

Provision for Income Taxes
Six months ended June 30, 2019 compared to the three months ended June 30, 2018

	Six Months Ended		% change
	June 30, 2018	June 30, 2019	2018 vs 2019

	(in thousands, except percentages)
Provision for income taxes	$(21,024)	$(15,701)	(25)%
% of revenue	(2)%	(1)%
Effective tax rate	37%	32%
For the six months ended June 30, 2018 and June 30, 2019, we used an annual estimated tax rate of 37% and 30% respectively to calculate the provision for income taxes. The effective tax rate was 37% and 32% for the six months ended June 30, 2018 and 2019, respectively. The difference between the annual estimated tax rate and the effective tax rate for three months ended June 30, 2019, was due to the tax impact of discrete items such as share-based compensation in the United States. Discrete items were immaterial for the six months ended June 30, 2018, resulting in no difference between the annual estimated tax rate and the effective tax rate.
For the six months ended June 30, 2019, our estimated effective tax rate includes in particular our preliminary estimates for the tax reform in France voted in December 2018. Our estimates are preliminary, and our effective tax rate may be impacted as more information becomes available regarding the tax reform in France.
For the six months ended June 30, 2018, our estimated annual effective tax rate included our estimates for the impact of the U.S. Tax Cuts and Jobs Act (the "Tax Act") which was enacted on December 22, 2017 and introduces significant changes to U.S. income tax law. Effective in 2018, the Tax Act reduces the U.S. federal income tax rate from 35% to 21% and creates new taxes on certain related-party payments, referred to as a base erosion anti-avoidance tax, or “BEAT”.

Net Income
Three months ended June 30, 2019 compared to the three months ended June 30, 2018

	Three Months Ended		% change
	June 30, 2018	June 30, 2019	2018 vs 2019

	(in thousands, except percentages)
Net income	$14,707	12,537	(15)%
% of revenue	3%	2%

Net income for the three months ended June 30, 2019, decreased $(2.2) million, or (15)%, compared to the three months ended June 30, 2018. This decrease was the result of the factors discussed above, in particular, a $4.8 million decrease in income from operations and a $2.9 million decrease in provision for income taxes partially offset by a $0.3 million increase in financial expense, compared to the three months ended June 30, 2018.

Six months ended June 30, 2019 compared to the six months ended June 30, 2018

	Six Months Ended		% change
	June 30, 2018	June 30, 2019	2018 vs 2019

	(in thousands, except percentages)
Net income	$35,797	33,938	(5)%
% of revenue	3%	3%
Net income for the six months ended June 30, 2019 decreased $(1.9) million, or (5)%, compared to the six months ended June 30, 2018. This decrease was the result of the factors discussed above, in particular, a $6.2 million decrease in income from operations and a $5.3 million decrease in provision for income taxes partially offset by a $1.0 million increase in financial expense, compared to the six months ended June 30, 2018.

Liquidity and Capital Resources
Our principal sources of liquidity are our cash and cash equivalents and cash generated from operating activities. We have never declared or paid any cash dividends on our ordinary shares. We do not anticipate paying cash dividends on our equity securities in the foreseeable future. In 2018, we completed an $80 million share repurchase program. In July 2019, the Board of Directors authorized a new share repurchase program of up to $80 million of the Company’s outstanding American Depositary Shares. Other than these repurchase programs, we intend to retail all available funds any future earnings to fund our growth. As discussed in Note 3 to the unaudited condensed consolidated financial statements in Item 1 to this Form 10-Q, we are party to several loan agreements and revolving credit facilities with third-party financial institutions.
Our cash and cash equivalents are invested primarily in demand deposit accounts that are currently providing only a minimal return. Our cash and cash equivalents at June 30, 2019 were held for working capital and general corporate purposes, which could include acquisitions, and amounted to $422.1 million as of June 30, 2019. The $57.6 million increase in cash and cash equivalents compared with December 31, 2018 primarily resulted from $120.2 million in cash from operating activities, partially offset by a $62.3 million in cash used for investing activities and a $0.7 million used for financing activities over the period. The cash used for investing activities is mainly related to $56.5 million in capital expenditures and $4.7 million following a business acquisition that was not material to our consolidated financial statements. The cash used for financing activities is primarily related to $0.3 million of repayment of borrowings. In addition, the increase in cash includes a $0.5 million positive impact of changes in foreign exchange rates on our cash position over the period. We do not enter into investments for trading or speculative purposes. Our policy is to invest any cash in excess of our immediate requirements in investments designed to preserve the principal balance and provide liquidity. Accordingly, our cash and cash equivalents are invested primarily in demand deposit accounts that are currently providing only a minimal return.
Operating and Capital Expenditure Requirements
For the six months ended June 30, 2018 and 2019, our capital expenditures were $50.4 million and $56.5 million, respectively. In 2019, these capital expenditures were primarily related to the acquisition of data center and server equipment, and IT systems. We expect our capital expenditures to remain at, or slightly below, 5% of revenue for 2019, as we plan to continue to build and maintain additional data center equipment capacity in all regions and significantly increase our redundancy capacity to strengthen our infrastructure.
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

Historical Cash Flows
The following table sets forth our cash flows for the six month period ended June 30, 2018 and 2019 :

	Six Months Ended
	June 30, 2018	June 30, 2019

	(in thousands)
Cash from operating activities	$124,868	$120,184
Cash used in investing activities	$(61,183)	$(62,348)
Cash from (used for) financing activities	$16,899	$(665)
Operating Activities
Cash provided by operating activities is primarily impacted by the increase in the number of clients using our solution and by the amount of cash we invest in personnel to support the anticipated growth of our business. Cash provided by operating activities has typically been generated from net income and by changes in our operating assets and liabilities, particularly in the areas of accounts receivable and accounts payable and accrued expenses, adjusted for certain non-cash and non-operating items such as depreciation, amortization and share-based compensation, deferred tax assets and income taxes.
For the six months ended June 30, 2019, net cash provided by operating activities was $120.2 million and consisted of net income of $33.9 million, $54.0 million in adjustments for certain non-cash and non-operating items and changes in working capital of $32.3 million. Adjustments for certain non-operating items primarily consisted of depreciation and amortization expense of $37.9 million, equity awards compensation expense of $25.6 million, $1.3 million of changes in deferred tax assets partially offset by change in income taxes of $10.6 million and $0.3 million for other items. The $32.3 million increase in cash from changes in working capital primarily consisted of a $105.3 million decrease in trade receivables, a $5.5 million increase in other current liabilities such as payroll and payroll related expenses and value-added tax ("VAT") payables, a $1.5 million decrease in other current assets including prepaid expenses and VAT receivables, partially offset by a $73.5 million decrease in trade payables, and a $6.5 million decrease in lease liabilities and right of use assets.
Investing Activities
Our investing activities to date have consisted primarily of purchases servers and other data-center equipment and business acquisitions.
For the six months ended June 30, 2019, net cash used in investing activities was $62.3 million and primarily consisted of $56.5 million in capital expenditures, mainly comprised of purchases of servers and other data-center equipment and a $4.7 million payment for a business acquisition.
Financing Activities
For the six months ended June 30, 2019, net cash used for financing activities was $0.7 million resulting from a $0.3 million repayment of borrowings, a $0.2 million change in other other financial liabilities and a $0.1 million related to net payments for equity award activities.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Market Risk

We are mainly exposed to foreign currency exchange rate fluctuations. There have been no material changes to our exposure to market risk during the first six months ended period June 30, 2019.

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
A 10% increase or decrease of the Pound Sterling, the Euro, the Japanese yen or the Brazilian real against the U.S. dollar would have impacted the Condensed Consolidated Statements of Income as follows:

	Six Months Ended
	June 30, 2018		June 30, 2019

	(in thousands)
GBP/USD	+10%	-10%	+10%	-10%
Net income impact	$(550)	$550	$(759)	$759

	Six Months Ended
	June 30, 2018		June 30, 2019

	(in thousands)
BRL/USD	+10%	-10%	+10%	-10%
Net income impact	$(200)	$200	$(58)	$58

	Six Months Ended
	June 30, 2018		June 30, 2019

	(in thousands)
JPY/USD	+10%	-10%	+10%	-10%
Net income impact	$439	$(439)	$775	$(775)

	Six Months Ended
	June 30, 2018		June 30, 2019

	(in thousands)
EUR/USD	+10%	-10%	+10%	-10%
Net income impact	$5,428	$(5,428)	$4,332	$(4,332)
Credit Risk and Trade receivables
For a description of our credit risk and trade receivables, please see "Note 3. Financial instruments" in the Notes to the Consolidated Financial Statements.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Based on their evaluation as of June 30, 2019, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective to provide reasonable assurance that (i) the information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and (ii) such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Item 6. Exhibits.
Exhibit Index

Incorporated by Reference
Exhibit	Description	Schedule/ Form	File Number	Exhibit	File Date
10.1#	Mutually agreed termination of a permanent employment contract and approval application, dated as of June 19, 2019 by and between the registrant and Dan Teodosiu
31.1#	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended
31.2#	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended
32.1*	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

#    Filed herewith.
*    Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CRITEO S.A.
(Registrant)

	By:	/s/ Benoit Fouilland
Date: August 2, 2019	Name:	Benoit Fouilland
	Title:	Chief Financial Officer
(Principal financial officer and duly authorized signatory)