Form 10-Q
period 2019-09-30
Criteo S.A.
filed 2019-10-31
CIK 1576427

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended September 30, 2019
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
If an emerging growth company, indicate by check mark if the registrant has not elected to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes  ☐      No ☒
          As of October 31, 2019, the registrant had 64,077,759 ordinary shares, nominal value €0.025 per share, outstanding.

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

You should also refer to Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2018, and to Part II, Item 1A "Risk Factors" of this Form 10-Q, for a discussion of important factors that may cause our actual results to differ materially from those expressed or implied by our forward-looking statements. As a result of these factors, we cannot assure you that the forward-looking statements in this Form 10-Q will prove to be accurate. Furthermore, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified time frame or at all. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.
You should read this Form 10-Q and the documents that we reference in this Form 10-Q and have filed as exhibits to this Form 10-Q completely and with the understanding that our actual future results may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary factors.
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

PART I
Item 1. Financial Statements.
CRITEO S.A. CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION (UNAUDITED)

	Notes	December 31, 2018	September 30, 2019
		(in thousands)
Assets
Current assets:
Cash and cash equivalents	3	$364,426	$409,178
Trade receivables, net of allowances of $25.9 million and $15.8 million at December 31, 2018 and September 30, 2019, respectively	4	473,901	356,699
Income taxes		19,370	22,412
Other taxes		53,338	52,810
Other current assets	5	22,816	18,165
Total current assets		933,851	859,264
Property, plant and equipment, net		184,013	197,522
Intangible assets, net	6	112,036	95,701
Goodwill	6	312,881	314,872
Right of use assets - operating lease	8	—	169,921
Non-current financial assets		20,460	21,251
Deferred tax assets		33,894	43,357
Total non-current assets		663,284	842,624
Total assets		$1,597,135	$1,701,888
Liabilities and shareholders' equity
Current liabilities:
Trade payables		$425,376	$322,284
Contingencies	14	2,640	4,183
Income taxes		7,725	2,751
Financial liabilities - current portion	3	1,018	2,827
Operating lease liabilities - current portion	8	—	49,367
Other taxes		55,592	48,313
Employee - related payables		65,878	59,824
Other current liabilities	7	47,115	38,868
Total current liabilities		605,344	528,417
Deferred tax liabilities		10,770	8,208
Retirement benefit obligation		5,537	8,740
Financial liabilities - non current portion	3	2,490	937
Operating lease liabilities - non current portion	8	—	135,841
Other non-current liabilities		5,103	5,340
Total non-current liabilities		23,900	159,066
Total liabilities		629,244	687,483
Commitments and contingencies
Shareholders' equity:
Common shares, €0.025 par value, 67,708,203 and 66,173,983 shares authorized, issued and outstanding at December 31, 2018 and September 30, 2019, respectively.		2,201	2,157
Treasury stock, 3,459,119 and 1,807,251 shares at cost as of December 31, 2018 and September 30, 2019, respectively.		(79,159)	(38,774)
Additional paid-in capital		663,281	663,439
Accumulated other comprehensive (loss)		(30,522)	(58,382)
Retained earnings		387,869	414,594
Equity-attributable to shareholders of Criteo S.A.		943,670	983,034
Non-controlling interests		24,221	31,371
Total equity		967,891	1,014,405
Total equity and liabilities		$1,597,135	$1,701,888
The accompanying notes form an integral part of these unaudited condensed consolidated financial statements.

CRITEO S.A.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

		Three Months Ended		Nine Months Ended
	Notes	September 30, 2018	September 30, 2019	September 30, 2018	September 30, 2019
		(in thousands, except share per data)

Revenue	9	$528,869	$522,606	$1,630,218	$1,608,876

Cost of revenue:
Traffic acquisition costs		(305,387)	(301,901)	(936,096)	(928,559)
Other cost of revenue		(32,921)	(31,101)	(92,937)	(86,205)

Gross profit		190,561	189,604	601,185	594,112

Operating expenses:
Research and development expenses		(41,796)	(41,414)	(134,658)	(132,006)
Sales and operations expenses		(90,526)	(85,985)	(278,901)	(277,397)
General and administrative expenses		(32,463)	(32,835)	(102,698)	(102,372)
Total operating expenses		(164,785)	(160,234)	(516,257)	(511,775)
Income from operations		25,776	29,370	84,928	82,337
Financial income (expense)	11	(1,007)	(900)	(3,338)	(4,228)
Income before taxes		24,769	28,470	81,590	78,109
Provision for income taxes	12	(6,821)	(7,913)	(27,845)	(23,614)
Net income		$17,948	$20,557	$53,745	$54,495

Net income available to shareholders of Criteo S.A.		$17,143	$18,778	$50,678	$48,721
Net income available to non-controlling interests		$805	$1,779	$3,067	$5,774

Net income allocated to shareholders of Criteo S.A. per share:
Basic	13	$0.26	$0.29	$0.76	$0.75
Diluted	13	$0.25	$0.28	$0.75	$0.74

Weighted average shares outstanding used in computing per share amounts:
Basic	13	67,075,453	64,868,545	66,531,371	64,600,869
Diluted	13	68,625,673	66,067,045	67,864,802	65,916,219
The accompanying notes form an integral part of these unaudited condensed consolidated financial statements.

CRITEO S.A.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30, 2018	September 30, 2019	September 30, 2018	September 30, 2019
	(in thousands)

Net income	$17,948	$20,557	$53,745	$54,495
Foreign currency translation differences, net of taxes	(5,539)	(24,202)	(14,210)	(25,096)
Actuarial (losses) gains on employee benefits, net of taxes	23	(689)	436	(2,327)
Other comprehensive income (loss)	$(5,516)	$(24,891)	$(13,774)	$(27,423)
Total comprehensive income (loss)	$12,432	$(4,334)	$39,971	$27,072
Attributable to shareholders of Criteo S.A.	$12,076	$(6,015)	$37,127	$20,827
Attributable to non-controlling interests	$356	$1,681	$2,844	$6,245
The accompanying notes form an integral part of these unaudited condensed consolidated financial statements.

CRITEO S.A.
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (UNAUDITED)

	Share capital		Treasury Stock		Additional paid-in capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Equity - attributable to shareholders of Criteo S.A.	Non controlling interest	Total equity
	Common shares		Shares
	(in thousands, except share amounts )
Balance at December 31, 2017	66,085,097	$2,152	—	—	$591,404	$(12,241)	$300,210	$881,525	$16,173	$897,698
Net income	—	—	—	—	—	—	19,809	19,809	1,281	21,090
Other comprehensive income (loss)	—	—	—	—	—	24,947	—	24,947	937	25,884
Issuance of ordinary shares	163,254	1	—	—	597	—	—	598	—	598
Change in treasury stocks	—	—	—	—	—	—	—	—	—	—
Share-Based Compensation	—	—	—	—	18,284	—	—	18,284	112	18,396
Other changes in equity	—	4	—	—	(4)	4	1	5	—	5
Balance at March 31, 2018	66,248,351	$2,157	—	—	$610,281	$12,710	$320,020	$945,168	$18,503	$963,671
Net income	—	—	—	—	—	—	13,726	13,726	981	14,707
Other comprehensive income (loss)	—	—	—	—	—	(33,432)	—	(33,432)	(710)	(34,142)
Issuance of ordinary shares	612,694	3	—	—	820	—	—	823	—	823
Change in treasury stocks	—	—	—	—	—	—	—	—	—	—
Share-Based Compensation	—	—	—	—	19,676	—	—	19,676	142	19,818
Other changes in equity	—	17	—	—	(5)	—	(21)	(9)	—	(9)
Balance at June 30, 2018	66,861,045	$2,177	—	—	$630,772	$(20,722)	$333,725	$945,952	$18,916	$964,868
Net income	—	—	—	—	—	—	17,143	17,143	805	17,948
Other comprehensive income (loss)	—	—	—	—	—	(5,066)	—	(5,066)	(450)	(5,516)
Issuance of ordinary shares	369,991	—	—	—	423	—	—	423	—	423
Change in treasury stocks	—	—	—	—	—	—	—	—	—	—
Share-Based Compensation	—	—	—	—	16,944	—	—	16,944	109	17,053
Other changes in equity	—	5	—	—	—	—	4,135	4,140	—	4,140
Balance at September 30, 2018	67,231,036	$2,182	—	—	$648,139	$(25,788)	$355,003	$979,536	$19,380	$998,916

	Share capital		Treasury Stock		Additional paid-in capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Equity - attributable to shareholders of Criteo S.A.	Non controlling interest	Total equity
	Common shares		Shares
	(in thousands, except share amounts )
Balance at December 31, 2018	67,708,203	$2,201	(3,459,119)	$(79,159)	$663,281	$(30,522)	$387,869	$943,670	$24,221	$967,891
Net income	—	—	—	—	—	—	19,120	19,120	2,281	21,401
Other comprehensive income (loss)	—	—	—	—	—	(11,347)	—	(11,347)	(198)	(11,545)
Issuance of ordinary shares	28,596	1	—	—	372	—	—	373	—	373
Change in treasury stocks	(1,594,288)	(45)	1,786,715	40,080	(36,091)	—	(3,944)	—	—	—
Share-Based Compensation	—	—	—	—	13,533	—	—	13,533	(11)	13,522
Other changes in equity	—		—	—	(1)	—	155	154	—	154
Balance at March 31, 2019	66,142,511	$2,157	(1,672,404)	$(39,079)	$641,094	$(41,869)	$403,200	$965,503	$26,293	$991,796
Net income	—	—	—	—	—	—	10,823	10,823	1,714	12,537
Other comprehensive income (loss)	—	—	—	—	—	8,246	—	8,246	767	9,013
Issuance of ordinary shares	19,012	—	—	—	252	—	—	252	—	252
Change in treasury stocks	—	—	553,435	12,515	—	—	(12,515)	—	—	—
Share-Based Compensation	—	—	—	—	11,254	—	—	11,254	108	11,362
Other changes in equity	—	—	—	—	(28)	330	(299)	3	—	3
Balance at June 30, 2019	66,161,523	$2,157	(1,118,969)	$(26,564)	$652,572	$(33,293)	$401,209	$996,081	$28,882	$1,024,963
Net income	—	—	—	—	—	—	18,778	18,778	1,779	20,557
Other comprehensive income (loss)	—	—	—	—	—	(24,793)	—	(24,793)	(98)	(24,891)
Issuance of ordinary shares	12,460	—	—	—	132	—	—	132	—	132
Change in treasury stocks	—	—	(688,282)	(12,210)	—	(296)	(5,393)	(17,899)	—	(17,899)
Share-Based Compensation	—	—	—	—	10,735	—	—	10,735	81	10,816
Effect of change in Consolidation scope	—	—	—	—	—	—	—	—	727	727
Other changes in equity	—	—	—	—	—	—	—	—	—	—
Balance at September 30, 2019	66,173,983	$2,157	(1,807,251)	$(38,774)	$663,439	$(58,382)	$414,594	$983,034	$31,371	$1,014,405
The accompanying notes form an integral part of these unaudited condensed consolidated financial statements.

CRITEO S.A.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30, 2018	September 30, 2019	September 30, 2018	September 30, 2019
	(in thousands)
Net income	$17,948	$20,557	$53,745	$54,495
Non-cash and non-operating items	28,379	18,776	103,808	72,735
- Amortization and provisions	27,891	19,455	79,040	57,381
- Equity awards compensation expense (1)	17,262	11,165	56,333	36,760
- Change in deferred taxes	(1,806)	(2,710)	(9,341)	(1,374)
- Change in income taxes	(14,988)	(9,309)	(18,988)	(19,939)
- Other (2)	20	175	(3,236)	(93)
Changes in working capital related to operating activities	3,929	3,956	17,573	36,243
- Decrease in trade receivables	12,931	14,821	114,377	120,164
- Increase/(Decrease) in trade payables	13,091	(4,415)	(76,599)	(77,895)
- (Increase)/Decrease in other current assets	(8,229)	638	5,550	2,150
- (Decrease) in other current liabilities (2)	(13,864)	(10,177)	(25,755)	(4,726)
- Change in operating lease liabilities and right of use assets	—	3,089	—	(3,450)
CASH FROM OPERATING ACTIVITIES	50,256	43,289	175,126	163,473
Acquisition of intangible assets, property, plant and equipment	(60,627)	(27,239)	(86,920)	(69,343)
Change in accounts payable related to intangible assets, property, plant and equipment	30,971	3,295	6,850	(11,077)
(Payment for) disposal of a business, net of cash acquired (disposed)	(38,100)	106	(48,911)	(4,582)
Change in other non-current financial assets	(45)	(165)	(3)	(1,349)
CASH USED FOR INVESTING ACTIVITIES	(67,801)	(24,003)	(128,984)	(86,351)
Repayment of borrowings	(248)	(167)	(721)	(506)
Net payments related to equity award activities	212	725	774	638
Change in treasury stocks	—	(17,603)	—	(17,603)
Change in other financial liabilities (2)	(136)	(928)	16,674	(1,167)
CASH FROM (USED FOR) FINANCING ACTIVITIES	(172)	(17,973)	16,727	(18,638)
Effect of exchange rates changes on cash and cash equivalents (2)	(3,878)	(14,188)	(18,290)	(13,732)
Net increase (decrease) in cash and cash equivalents	(21,595)	(12,875)	44,579	44,752
Net cash and cash equivalents at beginning of period	480,285	422,053	414,111	364,426
Net cash and cash equivalents at end of period	$458,690	$409,178	$458,690	$409,178

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for taxes, net of refunds	(23,614)	(19,932)	(56,174)	(44,927)
Cash paid for interest, net of amounts capitalized	(422)	(337)	(1,262)	(1,095)
(1) Share-based compensation expense according to ASC 718 Compensation - stock compensation accounted for $17.1 million and $10.8 million of equity awards compensation expense for the quarter ended September 30, 2018 and 2019, respectively, and $55.3 million and $35.7 million of equity awards compensation for the nine months ended September 30, 2018 and 2019, respectively.
(2) During the quarter ended September 30, 2018, and the nine months ended September 30, 2018, respectively, the Company reported the cash impact of the settlement of hedging derivatives related to financing activities in cash from (used for) financing activities in the unaudited consolidated statements of cash flows.
The accompanying notes form an integral part of these unaudited condensed consolidated financial statements.

CRITEO S.A.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

We are a global technology company building the leading advertising platform for the open Internet. We strive to deliver impactful business results at scale to commerce companies and consumer brands by meeting their marketing goals at their targeted return on investment. Using shopping data, predictive technology and large consumer reach, we help our clients drive Awareness, Consideration and Conversion for their products and services1, and help retailers generate advertising revenues from brands. Our data is pooled among our clients and offers deep insights into consumer intent and purchasing habits. To drive measurable results for clients, we activate our data assets through proprietary artificial intelligence ("AI") technology to engage consumers in real time through the pricing and delivery of highly relevant digital advertisements ("ads"), across devices and environments. By pricing our offering on a range of pricing models and measuring our value based on clear, well-defined performance metrics, we make the return on investment transparent and easy to measure for advertisers.
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

Conformity with U.S. GAAP requires the use of estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses in the condensed consolidated financial statements and accompanying notes. We base our estimates and judgments on historical information and on various other assumptions that we believe are reasonable under the circumstances. Our actual results may differ from these estimates. U.S. GAAP requires us to make estimates and judgments in several areas, including, but not limited to: (1) revenue recognition criteria, (2) allowances for doubtful accounts, (3) research tax credits, (4) income taxes, including i) recognition of deferred tax assets arising from the subsidiaries projected taxable profit for future years, ii) evaluation of uncertain tax positions associated with our transfer pricing policy and iii) recognition of income tax position in respect of the tax reform in France voted in December 2018, (5) assumptions used in valuing acquired assets and assumed liabilities in business combinations, (6) assumptions used in the valuation of goodwill and intangible assets, and (7) assumptions used in the valuation model to determine the fair value of share-based compensation plan.

There have been no changes to our significant accounting policies described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, except for the accounting pronouncements adopted below.

Accounting Pronouncements adopted in 2019

Effective January 1, 2019, we have adopted the Financial Accounting Standards Board, ("FASB") Accounting Standards Update ("ASU") 842 No. 2016-02, Leases (Topic 842) (ASU 2016-02), which generally requires companies to recognize operating and financing lease liabilities and corresponding right-of-use assets on the balance sheet for operating leases with terms of more than 12 months, in addition to those currently recorded. In August 2018, the FASB issued ASU 2018-11, Targeted Improvements to ASC 842, which included an option not to restate comparative periods in transition and use the effective date of ASC 842, Leases, as the date of the initial application of transition, which we elected. Prior periods have not been adjusted and continue to be accounted for in accordance with ASC 840. As a result of adopting ASU 842, we recognized total operating lease liabilities of $223.5 million and operating right-of-use assets of $204.3 million as of January 1, 2019. The adoption of ASC 842 had an immaterial impact on our condensed consolidated statements of income and our condensed consolidated statement of cash flows for the three month and the nine month period ended September 30, 2019. Refer to Note 8. Leases, for additional information and required disclosures.
Effective January 1, 2019, we have adopted ASU 2018 - 07, Improvements to Non-Employee Sharebased Payment Accounting. The amendments in this ASU expands Topic 718 to include share base payments for goods or services to non employees. The adoption of ASU 2018-07 did not have a material impact on our financial position or results of operations.

Recently Issued Accounting Pronouncements not yet adopted
In June 2016, the FASB issued Accounting Standards Update No. 2016-13 (ASU 2016-13) Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost. ASU 2016-13 replaces the existing incurred loss impairment model with an expected loss model which requires the use of forward-looking information to calculate credit loss estimates. This will result in earlier recognition of credit losses. We will adopt ASU 2016-13 effective January 1, 2020 with the cumulative effect of adoption recorded as an adjustment to retained earnings. We are currently assessing the impact of the adoption of ASU 2016-13 on the Company's consolidated financial statements. The adoption of the standard is expected to mainly impact our process for estimating the allowance for doubtful accounts; however, the impact on the consolidated financial statements is not expected to be material.
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

Note 2. Significant Events and Transactions of the Period

Change in estimated useful life of servers and other data center equipment

During the first quarter of 2019, we revised our estimate of the useful life of all servers and other equipment used in our data centers from 3 to 5 years. This change in estimate was determined based on a revised commissioning plan which extends the period equipment from 3 to 5 years prior to disposal. This resulted in an increase in income from operations of $31.3 million, increase in net income of $26.7 million, or $0.41 per share, from that which would have been reported had the previous expected useful life of 3 years been used for the nine month period ended September 30, 2019. The impact on the three month period ended September 30, 2019 was an increase in income from operations of $10.3 million, an increase in net income of $8.8 million, or $0.13 per share.

Restructuring

As part of a new organization structure designed to best support its multi-product platform strategy and accelerate execution, the Company incurred net restructuring costs of $0.3 million and $2.9 million for the three months and nine month period ended September 30, 2019, respectively, comprising of costs for termination of facilities and payroll expenses, offset by gains from forfeitures of share-based compensation expense.

	Three Months Ended	Nine Months Ended
	September 30, 2019
	(in thousands)
Gain from forfeitures of share-based compensation expense	$606	$3,284
Depreciation and amortization (expense)	—	(1,228)
Payroll costs and Facilities related costs	(909)	(4,977)
Total restructuring costs	(303)	(2,921)

For the three month period ended September 30, 2019, $(0.2) million was included in Research and Development expenses, and $(0.1) million in Sales and Operations expenses. For the nine month periods ended September 30, 2019, $(0.3) million was included in Research and Development expenses, $(2.2) million in Sales and Operations expenses, and $(0.4) million in General and Administrative expenses.

As of September 30, 2019, $2.0 million is remaining as Restructuring liability.

Share repurchase program
On October 25, 2018 Criteo's Board of Directors authorized a share repurchase program of up to $80.0 million of the Company’s outstanding American Depositary Shares. As of December 31, 2018, 3.5 million shares were held as treasury shares. We completed this share repurchase program in 2018.
On February 8, 2019, the Board of Directors authorized the reduction of capital resulting in the formal retirement of 1.6 million treasury shares.
On July 26, 2019, Criteo's Board of Directors authorized a share repurchase program of up to $80.0 million of the Company's outstanding American Depositary Shares. As of September 30, 2019, 0.9 million shares were held as treasury shares as part of the share repurchase program authorized on July 26, 2019.
As of September 30, 2019, we have 1.8 million treasury shares remaining which may be used to satisfy the company's obligations under its employee equity plans upon RSU vestings in lieu of issuing new shares, and for M&A.

	Number of Treasury Shares	Amount (in thousands of dollars)
Balance at January 1, 2018	—	$—
Treasury Shares Repurchased to potentially use for M&A	1,751,147	40,000
Treasury Shares Repurchased for RSU Vesting	1,748,111	40,000
Treasury Shares Issued for RSU Vesting	(40,139)	(841)
Balance at December 31, 2018	3,459,119	$79,159
Treasury Shares Retired	(1,594,288)	$(36,137)
Treasury Shares Repurchased to use for M&A or RSU Vesting	914,908	17,603
Treasury Shares Issued for RSU Vesting	(972,488)	(21,851)
Balance at September 30, 2019	1,807,251	$38,774

Note 3. Financial Instruments
Financial assets
The maximum exposure to credit risk at the end of each reported period is represented by the carrying amount of financial assets, and summarized in the following table:

	December 31, 2018	September 30, 2019
	(in thousands)
Trade receivables, net of allowance	473,901	356,699
Other taxes	53,338	52,810
Other current assets	22,816	18,165
Non-current financial assets	20,460	21,251
Total	$570,515	$448,925

Credit Risk
We maintain an allowance for estimated credit losses. During the period ended December 31, 2018 and the nine-month period ended September 30, 2019, our net change in allowance for doubtful accounts was $5.1 million and $(10.1) million, respectively.
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
As of December 31, 2018 and September 30, 2019, no customer accounted for 10% or more of trade receivables.
Financial Liabilities

	December 31, 2018	September 30, 2019

	(in thousands)
Trade payables	$425,376	$322,284
Other taxes	55,592	48,313
Employee-related payables	65,878	59,824
Other current liabilities	47,115	38,868
Financial liabilities	3,508	3,764
Total	$597,469	$473,053

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

	December 31, 2018	September 30, 2019

	(in thousands)
Derivative Assets:
Included in other current assets	$1,703	$—

Derivative Liabilities:
Included in financial liabilities - current portion	$—	$493

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

	December 31, 2018	September 30, 2019

	(in thousands)
Cash equivalents	$125,442	$167,443
Cash on hand	238,984	241,735
Total cash and cash equivalents	$364,426	$409,178

For our cash and cash equivalents, the fair value approximates the carrying amount, given the nature of the cash and cash equivalents and the maturity of the expected cash flows.

Note 4. Trade Receivables
The following table shows the breakdown in trade receivables net book value for the presented periods:

	December 31, 2018	September 30, 2019

	(in thousands)
Trade accounts receivables	$499,819	$372,467
(Less) Allowance for doubtful accounts	(25,918)	(15,768)
Net book value at end of period	$473,901	$356,699
Changes in allowance for doubtful accounts are summarized below:

	2018	2019

	(in thousands)
Balance at January 1	$(20,818)	$(25,918)
Allowance for doubtful accounts	(13,609)	(8,357)
Reversal of provision	9,382	18,117
Currency translation adjustment	703	390
Balance at September 30	$(24,342)	$(15,768)

The amount charged to allowance for doubtful accounts for the nine months ended September 30, 2019 decreased compared to the same period in the prior year due to a consistent application of the Company credit policy. The reversal of provision increased during the nine month period ended September 30, 2019, mainly due to payments received and increased write-offs of long outstanding receivables already reserved for which it is certain we will not collect. The Company mitigates its credit risk with respect to accounts receivables by performing credit evaluations and monitoring agencies and advertisers' accounts receivables balances.

Note 5. Other Current Assets
The following table shows the breakdown in other current assets net book value for the presented periods:

	December 31, 2018	September 30, 2019

	(in thousands)
Prepayments to suppliers	$4,056	$4,825
Other debtors	4,762	3,749
Prepaid expenses	12,295	9,591
Derivative instruments	1,703	—
Gross book value at end of period	22,816	18,165
Net book value at end of period	$22,816	$18,165

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
The estimated amortization expense related to intangible assets for the next five years and thereafter is as follows:

	Software	Technology and customer relationships	Total
	(in thousands)
From October 1 to December 31, 2019	$3,040	$5,401	$8,441
2020	7,905	16,744	24,649
2021	5,740	16,744	22,484
2022	2,221	11,366	13,587
2023	751	10,233	10,984
Thereafter	34	15,522	15,556
Total	$19,691	$76,010	$95,701

Note 7. Other Current Liabilities
Other current liabilities are presented in the following table:

	December 31, 2018	September 30, 2019

	(in thousands)
Clients' prepayments	$10,328	$11,396
Credit notes	13,183	16,031
Accounts payable relating to capital expenditures	21,454	9,545
Other creditors	1,527	1,592
Deferred revenue	623	304
Total	$47,115	$38,868
The changes in "accounts payable relating to capital expenditures" relate to significant data centers equipment and leasehold improvements acquisitions in 2018 paid during the nine month period ended September 30, 2019.

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
Both office and data center leases typically contain options to renew, and/or early terminate. We have evaluated management's expectations for these options as of September 30, 2019. Options have been included in the lease term if management has determined it is reasonably certain it will be exercised.
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
The components of lease expense are as follows:

	Three Months Ended			Nine Months Ended
	September 30, 2019			September 30, 2019
	Offices	Data Centers	Total	Offices	Data Centers	Total
	(in thousands)
Lease expense	$8,515	$6,086	$14,601	$27,077	$17,427	$44,504
Short term lease expense	496	518	1,014	1,944	1,573	3,517
Variable lease expense	406	605	1,011	458	958	1,416
Sublease income	(769)	—	(769)	(2,538)	—	(2,538)
Total operating lease expense	$8,648	$7,209	$15,857	$26,941	$19,958	$46,899

As of September 30, 2019, we had future minimum lease payments as follows:

	September 30, 2019
	Offices	Data Centers	Total
	(in thousands)
Remainder of 2019	$8,885	$5,671	$14,556
2020	34,806	19,283	54,089
2021	32,174	12,522	44,696
2022	29,468	8,631	38,099
2023	20,422	2,198	22,620
Thereafter	27,476	—	27,476
Total minimum lease payments	153,231	48,305	201,536
Impact of Discount Rate	(14,318)	(2,011)	(16,329)
Total Lease Liability	$138,913	$46,294	$185,207

The weighted average remaining lease term and discount rates as of September 30, 2019 are as follows:

September 30, 2019
Weighted average remaining lease term (years)
Offices	4.98
Data Centers	2.64
Weighted average discount rate
Offices	2.65%
Data Centers	1.82%
Supplemental cash flow information related to our operating leases is as follows for the period ended September 30, 2019:

	Three Months Ended	Nine Months Ended
	September 30, 2019
	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities
Cash flow for operating activities	$(12,885)	$(40,816)
Right of use assets obtained in exchange for new operating lease liabilities	$4,194	$15,714

As of September 30, 2019, we have additional operating leases, primarily for offices, that have not yet commenced which will result in additional operating lease liabilities and right of use assets of approximately $12.9 million. These operating leases will commence between 2019 and 2020.
For periods prior to January 1, 2019, we accounted for our lease commitments in accordance with ASC 840. We recognized rent expense for leases on a straight-line basis over the life of the lease. For the three months ended September 30, 2018, we recognized expense for office leases of $9.5 million and data centers costs of $14.1 million. For the nine months ended September 30, 2018 we recognized expense for office leases of $28.6 million and data center costs of $38.9 million. The rent expense recognized in prior periods included amounts which are now considered non-lease components such as maintenance services and electricity charges.

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

In conjunction with broadening our solutions, we have also started expanding our pricing models to now include a combination of cost-per-install and cost-per-impression for selected new solutions, in addition to cost-per-click.
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
The following table presents our revenues disaggregated by geographical area:

	Americas	EMEA	Asia-Pacific	Total
For the three months ended	(in thousands)

September 30, 2018	$211,247	$195,230	$122,392	$528,869
September 30, 2019	$213,937	$185,556	$123,113	$522,606

	Americas	EMEA	Asia-Pacific	Total
For the nine months ended	(in thousands)

September 30, 2018	$636,723	$618,921	$374,574	$1,630,218
September 30, 2019	$645,904	$589,558	$373,414	$1,608,876

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
During the nine months ended September 30, 2019, there was four grants of RSUs and one of OSAs under the Employee Share Option Plan 11 as defined in Note 19 to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2018.

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

•	On June 25, 2019, 195,420 RSUs and 62,880 OSAs were granted to Criteo employees and certain senior managers subject to continued employment.

•	On July 25, 2019, 1,624,035 RSUs were granted to Criteo employees subject to continued employment.

There have been no changes in the vesting and method of valuation of the BSPCEs, OSAs, RSUs, or BSAs from what was disclosed in Note 19 to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on March 1, 2019 except for the special supplemental grant to management on April 25, 2019 which have a vesting schedule as follows:

•	70% at the expiration of a two year period

•	15% at the expiration of each year following the first two years-period.

Change in Number of BSPCE/OSA/RSU/BSA

	OSA/BSPCE	RSU	BSA	Total
Balance at January 1, 2019	3,187,465	4,780,137	291,670	8,259,272
Granted	62,880	2,864,133	—	2,927,013
Exercised (OSA/BSPCE/BSA)	(58,568)	—	—	(58,568)
Vested (RSU)	—	(992,143)	—	(992,143)
Forfeited	(697,058)	(943,784)	—	(1,640,842)
Expired	—	—	—	—
Balance at September 30, 2019	2,494,719	5,708,343	291,670	8,494,732

Breakdown of the Closing Balance

	OSA/BSPCE	RSU	BSA
Number outstanding	2,494,719	5,708,343	291,670
Weighted-average exercise price	€25.05	NA	€13.02
Number vested	2,083,582	NA	127,139
Weighted-average exercise price	€24.83	NA	€20.48
Weighted-average remaining contractual life of options outstanding, in years	5.67	NA	7.18

Reconciliation with the Unaudited Consolidated Statements of Income

	Three Months Ended
	September 30, 2018				September 30, 2019

	(in thousands)
	R&D	S&O	G&A	Total	R&D	S&O	G&A	Total
RSUs	$(4,723)	$(6,604)	$(4,236)	$(15,563)	$(3,190)	$(3,741)	$(3,360)	$(10,291)
Share options / BSPCE	(178)	(348)	(962)	(1,488)	(22)	(68)	(435)	(525)
Total share-based compensation	(4,901)	(6,952)	(5,198)	(17,051)	(3,212)	(3,809)	(3,795)	(10,816)
BSAs	—	—	(211)	(211)	—	—	(349)	(349)
Total equity awards compensation expense	$(4,901)	$(6,952)	$(5,409)	$(17,262)	$(3,212)	$(3,809)	$(4,144)	$(11,165)

	Nine Months Ended
	September 30, 2018				September 30, 2019

	(in thousands)
	R&D	S&O	G&A	Total	R&D	S&O	G&A	Total
RSUs	$(15,785)	$(21,539)	$(13,482)	$(50,806)	$(10,988)	$(14,365)	$(9,372)	$(34,725)
Share options / BSPCE	(569)	(1,309)	(2,583)	(4,461)	423	463	(1,861)	(975)
Total share-based compensation	(16,354)	(22,848)	(16,065)	(55,267)	(10,565)	(13,902)	(11,233)	(35,700)
BSAs	—	—	(1,066)	(1,066)	—	—	(1,060)	(1,060)
Total equity awards compensation expense	$(16,354)	$(22,848)	$(17,131)	$(56,333)	$(10,565)	$(13,902)	$(12,293)	$(36,760)

Note 11. Financial Income and Expenses
The condensed consolidated statements of income line item “Financial income (expense)” can be broken down as follows:

	Three Months Ended
	September 30, 2018	September 30, 2019
	(in thousands)

Financial income from cash equivalents	$294	$442
Interest and fees	(521)	(454)
Interest on debt	(455)	(421)
Fees	(66)	(33)
Foreign exchange gain (loss)	(760)	(869)
Other financial expense	(20)	(19)
Total financial income (expense)	$(1,007)	$(900)

	Nine Months Ended
	September 30, 2018	September 30, 2019
	(in thousands)

Financial income from cash equivalents	$798	$1,227
Interest and fees	(1,565)	(1,458)
Interest on debt	(1,488)	(1,294)
Fees	(77)	(164)
Foreign exchange gain (loss)	(2,507)	(3,556)
Other financial expense	(64)	(441)
Total financial income (expense)	$(3,338)	$(4,228)

The $0.9 million and the $4.2 million financial expense for the three month period ended September 30, 2019 and for the nine month period ended September 30, 2019, respectively, were driven by the non-utilization costs incurred as part of our available Revolving Credit Facility (RCF) financing and the recognition of a negative impact of foreign exchange reevaluations net of related hedging. We manage our exposure to foreign currency risk at Criteo S.A. level and hedge using foreign currency swaps or forward purchases or sales of foreign currencies.

Note 12. Income Taxes
Breakdown of Income Taxes
The tax provision for interim periods is determined using an estimate of our annual effective tax rate (“AETR”), adjusted for discrete items arising in the period. To calculate our estimated AETR, we estimate our income before taxes and the related tax expense or benefit for the full fiscal year (total of expected current and deferred tax provisions), excluding the effect of significant unusual or infrequently occurring items or comprehensive income items not recognized in the statement of income. Each quarter, we update our estimate of the annual effective tax rate, and if our estimated annual tax rate does change, we make a cumulative adjustment in that quarter. Our quarterly tax provision, and our quarterly estimate of our annual effective tax rate, are subject to significant volatility due to several factors including our ability to accurately predict our income (loss) before provision for income taxes in multiple jurisdictions and the changes in foreign exchange rates. Our effective tax rate in the future will depend on the portion of our profits earned within and outside of France.
The condensed consolidated statements of income line item “Provision for income taxes” can be broken down as follows:

	Nine Months Ended
	September 30, 2018	September 30, 2019
	(in thousands)
Current income tax	$(37,186)	$(24,988)
Net change in deferred taxes	9,341	1,374
Provision for income taxes	$(27,845)	$(23,614)

For the nine months ended September 30, 2018 and 2019, we used an annual estimated tax rate of 32% and 30%, respectively, to calculate the provision for income taxes. The effective tax rate was 34% and 30% for the nine months ended September 30, 2018 and 2019, respectively. The difference between the annual estimated tax rate and the effective tax rate is mainly due to the tax impact of discrete items such as share-based compensation in the United States. Discrete items were immaterial for the nine months ended September 30, 2019 resulting in no material difference between the annual estimated tax rate and the effective tax rate.
For the nine months ended September 30, 2019, our estimated effective tax rate includes in particular our preliminary estimates for the tax reform in France voted in December 2018. Our estimates are preliminary, and our effective tax rate may be impacted as more information becomes available regarding the tax reform in France.
For the nine months ended September 30, 2018, our estimated annual effective tax rate included our estimates for the impact of the U.S. Tax Cuts and Jobs Act (the "Tax Act") which was enacted on December 22, 2017 and introduces significant changes to U.S. income tax law. Effective in 2018, the Tax Act reduced the U.S. federal income tax rate from 35% to 21% and created new taxes on certain related-party payments, referred to as a base erosion anti-avoidance tax, or “BEAT”.
Current tax assets and liabilities
The total amount of current tax assets consists mainly of prepayments of income taxes and credits of Criteo SA, Criteo Corp. and Criteo Gmbh. The current tax liabilities refers mainly to the corporate tax payables of Criteo K.K.
Ongoing tax inspection in the United States
On September 27, 2017, we received a draft notice of proposed adjustment (NOPA) from the Internal Revenue Service ("IRS") audit of Criteo Corp. for the year ended December 31, 2014, confirmed by the definitive notice dated February 8, 2018. Although we disagree with the IRS's position and are currently contesting this issue, the ultimate resolution of this litigation is uncertain and, if resolved in a manner unfavorable to us, could result in an additional federal tax liability of an estimated maximum aggregate amount of approximately $15.0 million, excluding related fees, interest and penalties.

Note 13. Earnings Per Share
Basic Earnings Per Share
We calculate basic earnings per share by dividing the net income for the period attributable to shareholders of the Parent by the weighted average number of shares outstanding.

	Three Months Ended		Nine Months Ended
	September 30, 2018	September 30, 2019	September 30, 2018	September 30, 2019
Net income attributable to shareholders of Criteo S.A.	$17,143	$18,778	$50,678	$48,721
Weighted average number of shares outstanding	67,075,453	64,868,545	66,531,371	64,600,869
Basic earnings per share	$0.26	$0.29	$0.76	$0.75
Diluted Earnings Per Share
We calculate diluted earnings per share by dividing the net income attributable to shareholders of the Parent by the weighted average number of shares outstanding plus any potentially dilutive shares not yet issued from share-based compensation plans (see Note 10). There were no other potentially dilutive instruments outstanding as of September 30, 2018 and 2019. Consequently, all potential dilutive effects from shares are considered.
For each period presented, a contract to issue a certain number of shares (i.e. share option, non-employee warrant ("BSA"), restricted share unit ("RSU") or employee warrant ("BSPCE") is assessed as potentially dilutive if it is “in the money” (i.e., the exercise or settlement price is lower than the average market price).

	Three Months Ended		Nine Months Ended
	September 30, 2018	September 30, 2019	September 30, 2018	September 30, 2019
Net income attributable to shareholders of Criteo S.A.	$17,143	$18,778	$50,678	$48,721
Weighted average number of shares outstanding of Criteo S.A.	67,075,453	64,868,545	66,531,371	64,600,869
Dilutive effect of :
Restricted share awards ("RSUs")	1,093,830	907,412	893,341	987,586
Share options and BSPCE	417,873	261,324	402,581	290,756
Share warrants	38,517	29,764	37,509	37,008
Weighted average number of shares outstanding used to determine diluted earnings per share	68,625,673	66,067,045	67,864,802	65,916,219
Diluted earnings per share	$0.25	$0.28	$0.75	$0.74

The weighted average number of securities that were anti-dilutive for diluted EPS for the periods presented but which could potentially dilute EPS in the future are as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2018	September 30, 2019	September 30, 2018	September 30, 2019

Restricted share awards	893	2,218,465	1,517,761	1,335,496
Share options and BSPCE	114,065	62,880	38,022	43,725
Weighted average number of anti-dilutive securities excluded from diluted earnings per share	114,958	2,281,345	1,555,783	1,379,221

Note 14. Commitments and contingencies
Commitments
Revolving Credit Facilities "RCF", Credit Line Facilities and Bank Overdrafts
As mentioned in Note 3, we are party to an RCF with a syndicate of banks which allow us to draw up to €350.0 million ($381.1 million).
We are also party to short-term credit lines and overdraft facilities with HSBC plc, BNP Paribas and LCL with an authorization to draw up to a maximum of €21.5 million ($23.4 million) in aggregate under the short-term credit lines and overdraft facilities. As of September 30, 2019, we had not drawn on any of these facilities. Any loans or overdraft under these short-term facilities bear interest based on the one month EURIBOR rate or three month EURIBOR rate. As these facilities are exclusively short-term credit and overdraft facilities, our banks have the ability to terminate such facilities on short notice.

Contingencies
Changes in provisions during the presented periods are summarized below:

	Provision for employee-related litigation	Other provisions	Total
	(in thousands)
Balance at January 1, 2019	$244	$2,396	$2,640
Increase	270	1,919	2,189
Provision used	(26)	—	(26)
Provision released not used	(56)	(365)	(421)
Currency translation adjustments	(18)	(181)	(199)
Balance at September 30, 2019	$414	$3,769	$4,183
- of which current	414	3,769	4,183

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

	Americas	EMEA	Asia-Pacific	Total
For the three months ended:	(in thousands)
September 30, 2018	$211,247	$195,230	$122,392	$528,869
September 30, 2019	$213,937	$185,556	$123,113	$522,606

Revenue generated in France, the country of incorporation of the Parent, amounted to $35.9 million and $33.5 million for the three months ended September 30, 2018 and 2019, respectively.

	Americas	EMEA	Asia-Pacific	Total
For the nine months ended:	(in thousands)
September 30, 2018	$636,723	$618,921	$374,574	$1,630,218
September 30, 2019	$645,904	$589,558	$373,414	$1,608,876

Revenue generated in France amounted to $114.3 million and $106.2 million for the nine months ended September 30, 2018 and 2019, respectively.
Revenue generated in other significant countries where we operate is presented in the following table:

	Three Months Ended		Nine Months Ended
	September 30, 2018	September 30, 2019	September 30, 2018	September 30, 2019
	(in thousands)
Americas
United States	$186,366	$192,954	$559,786	$581,560
EMEA
Germany	$47,460	$45,972	$150,607	$146,565
United Kingdom	$22,109	$19,337	$70,887	$62,285
Asia-Pacific
Japan	$83,792	$83,174	$260,116	$258,605
As of September 30, 2018 and 2019, our largest client represented 2.3% and 2.7%, respectively, of our consolidated revenue.

Other Information
For each reported period, non-current assets (corresponding to the net book value of tangible and intangible assets, excluding right of use assets related to lease agreements) are presented in the table below. The geographical information results from the locations of legal entities.

			Of which			Of which	Of which
	Holding	Americas	United States	EMEA	Asia-Pacific	Japan	Singapore	Total
(in thousands)

December 31, 2018	$123,388	$125,654	$125,312	$27,898	$19,109	$11,630	$2,992	$296,049
September 30, 2019	$137,367	$117,310	$104,933	$21,943	$16,603	$9,935	$2,563	$293,223

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
Note 17. Subsequent Events
On October 7, 2019, in connection with the new organization structure, the Company announced a plan to restructure its R&D activities with the closing of its R&D operations in Palo Alto.

On October 30, 2019, the Company announced the appointment of Megan Clarken as Chief Executive Officer ('CEO') replacing Jean-Baptiste Rudelle with an effective date on November 25, 2019. With this appointment, the Company is splitting the roles of CEO and Chairman. Jean-Baptiste Rudelle remains Chairman of the Board of directors.

The Company evaluated all other subsequent events that occurred after September 30, 2019 through the date of issuance of the unaudited condensed consolidated financial statements and determined there are no other significant events that require adjustments.

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

During the first quarter of 2019, we revised our estimate of the useful life of all servers and other equipment used in our data centers from 3 to 5 years. This change in estimate was determined based on a revised commissioning plan which extends the period equipment from 3 to 5 years prior to disposal. This resulted in an increase in income from operations of $31.3 million, increase in net income of $26.7 million, or $0.41 per share, from that which would have been reported had the previous expected useful life of 3 years been used for the nine month period ended September 30, 2019. The impact on the three month period ended September 30, 2019 was an increase in income from operations of $10.3 million, an increase in net income of $8.8 million, or $0.13 per share.

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

Revenue ex-TAC is our revenue excluding traffic acquisition costs ("TAC") generated over the applicable measurement period and Revenue ex-TAC by Region reflects our Revenue ex-TAC by our core geographies. Revenue ex-TAC, Revenue ex-TAC by Region and Revenue ex-TAC margin are key measures used by our management and board of directors to evaluate our operating performance, generate future operating plans and make strategic decisions regarding the allocation of capital. In particular, we believe that the elimination of TAC from revenue can provide a useful measure for period-to-period comparisons of our core business and across our core geographies. Accordingly, we believe that Revenue ex-TAC, Revenue ex-TAC by Region and Revenue ex-TAC margin provide useful information to investors and the market generally in understanding and evaluating our operating results in the same manner as our management and board of directors.

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

Condensed Consolidated Statements of Income Data (Unaudited):

	Three Months Ended		Nine Months Ended
	September 30, 2018	September 30, 2019	September 30, 2018	September 30, 2019
	(in thousands, except share and per share data)

Revenue	$528,869	$522,606	$1,630,218	$1,608,876

Cost of revenue (2):
Traffic acquisition costs	(305,387)	(301,901)	(936,096)	(928,559)
Other cost of revenue	(32,921)	(31,101)	(92,937)	(86,205)
Gross profit	190,561	189,604	601,185	594,112

Operating expenses
Research and development expenses (2)	(41,796)	(41,414)	(134,658)	(132,006)
Sales and operations expenses (2)	(90,526)	(85,985)	(278,901)	(277,397)
General and administrative expenses (2)	(32,463)	(32,835)	(102,698)	(102,372)
Total operating expenses	(164,785)	(160,234)	(516,257)	(511,775)
Income from operations	25,776	29,370	84,928	82,337
Financial income (expense)	(1,007)	(900)	(3,338)	(4,228)
Income before taxes	24,769	28,470	81,590	78,109
Provision for income taxes	(6,821)	(7,913)	(27,845)	(23,614)
Net income	$17,948	$20,557	$53,745	$54,495
Net income available to shareholders of Criteo S.A. (1)	$17,143	$18,778	$50,678	$48,721
Net income available to shareholders of Criteo S.A. per share:
Basic	$0.26	$0.29	$0.76	$0.75
Diluted	$0.25	$0.28	$0.75	$0.74

Weighted average shares outstanding used in computing per share amounts:
Basic	67,075,453	64,868,545	66,531,371	64,600,869
Diluted	68,625,673	66,067,045	67,864,802	65,916,219
(1) For the three months ended September 30, 2018 and 2019, this excludes $0.8 million and $1.8 million, respectively, of net income attributable to non-controlling interests held by Yahoo! Japan in our Japanese subsidiary Criteo KK. For the nine months ended September 30, 2018 and 2019, this excludes $3.1 million and $5.8 million, respectively, of net income attributable to non-controlling interests held by Yahoo! Japan in our Japanese subsidiary Criteo KK.
(2) Cost of revenue and operating expenses include equity awards compensation expense, pension service costs, depreciation and amortization expense, restructuring costs, acquisition-related costs and deferred price consideration as follows:

Detailed Information on Selected Items (unaudited):

	Three Months Ended		Nine Months Ended
	September 30, 2018	September 30, 2019	September 30, 2018	September 30, 2019
	(in thousands)
Equity awards compensation expense
Research and development expenses	$4,901	$3,230	$16,227	$11,458
Sales and operations expenses	6,952	4,398	23,451	16,292
General and administrative expenses	5,408	4,142	17,131	12,293
Total equity awards compensation expense	$17,261	$11,770	$56,809	$40,043

Pension service costs
Research and development expenses	208	188	640	572
Sales and operations expenses	83	71	237	214
General and administrative expenses	128	129	395	387
Total pension service costs (a)	$419	$388	$1,272	$1,173

Depreciation and amortization expense
Cost of revenue	16,571	12,193	46,870	32,175
Research and development expenses (b)	2,724	4,249	7,190	11,260
Sales and operations expenses (c)	4,442	4,178	13,414	14,151
General and administrative expenses	1,882	1,768	5,351	5,413
Total depreciation and amortization expense	$25,619	$22,388	$72,825	$62,999

Acquisition-related costs
General and administrative expenses	516	—	516	—
Total acquisition-related costs	$516	$—	$516	$—

Restructuring costs (1)
Research and development expenses	—	172	(332)	296
Sales and operations expenses	—	131	290	2,196
General and administrative expenses	—	—	(11)	429
Total Restructuring costs (1)	$—	$303	$(53)	$2,921
(1) For the three months ended September 30, 2019 and the nine months ended September 30, 2019, respectively, the Company recognized restructuring charges for its new organizational structure implemented to support its multi-product platform strategy as detailed below:

	Three Months Ended	Nine Months Ended
	September 30, 2019
	(in thousands)
(Gain) from forfeitures of share-based compensation awards	(606)	(3,284)
Depreciation and amortization expense	—	1,228
Payroll and Facilities related costs	909	4,977
Total restructuring costs	303	2,921
(a) Effective January 1, 2012, actuarial gains and losses are recognized in other comprehensive income.
(b) Includes acquisition-related amortization of intangible assets of $1.7 million and $2.7 million for the three months ended September 30, 2018 and 2019, respectively, and $4.2 million and $8.1 million for the nine months ended September 30, 2018 and 2019, respectively.
(c) Includes acquisition-related amortization of intangible assets of $2.2 million and $2.7 million for the three months ended September 30, 2018 and 2019, respectively, and $6.6 million and $8.2 million for the nine months ended September 30, 2018 and 2019, respectively.

Consolidated Statements of Financial Position Data (unaudited):

	December 31, 2018	September 30, 2019

	(in thousands)
Cash and cash equivalents	$364,426	$409,178
Total assets	1,597,135	1,701,888
Trade receivables, net of allowances for doubtful accounts	473,901	356,699
Total financial liabilities	3,508	3,764
Total liabilities	629,244	687,483
Total equity	$967,891	$1,014,405
Other Financial and Operating Data (unaudited):

	Three Months Ended		Nine Months Ended
	September 30, 2018	September 30, 2019	September 30, 2018	September 30, 2019
	(in thousands, except client data)
Number of clients	19,213	19,971	19,213	19,971
Revenue ex-TAC (3)	$223,482	$220,705	$694,122	$680,317
Adjusted Net Income (4)	$36,336	$35,446	$112,337	$105,881
Adjusted EBITDA (5)	$69,591	$64,219	$216,297	$189,473
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

	Three Months Ended		Nine Months Ended
	September 30, 2018	September 30, 2019	September 30, 2018	September 30, 2019

	(in thousands)
Revenue	$528,869	$522,606	$1,630,218	$1,608,876
Adjustment:
Traffic acquisition costs	(305,387)	(301,901)	(936,096)	(928,559)
Revenue ex-TAC	$223,482	$220,705	$694,122	$680,317

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

	Three Months Ended		Nine Months Ended
	September 30, 2018	September 30, 2019	September 30, 2018	September 30, 2019
	(in thousands)
Net income	$17,948	$20,557	$53,745	$54,495
Adjustments:
Equity awards compensation expense	17,261	11,770	56,809	40,043
Amortization of acquisition-related intangible assets	3,920	5,456	10,825	16,393
Acquisition-related costs	516	—	516	—
Restructuring costs (1)	—	303	(53)	2,921
Tax impact of the above adjustments	(3,309)	(2,640)	(9,505)	(7,971)
Adjusted Net Income	$36,336	$35,446	$112,337	$105,881
(1) For the three months ended September 30, 2019 and the nine months ended September 30, 2019, respectively, the Company recognized restructuring charges for its new organizational structure implemented to support its multi-product platform strategy as detailed below:

	Three Months Ended	Nine Months Ended
	September 30, 2019
	(in thousands)
(Gain) from forfeitures of share-based compensation awards	(606)	(3,284)
Depreciation and amortization expense	—	1,228
Payroll and Facilities related costs	909	4,977
Total restructuring costs	303	2,921

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

	Three Months Ended		Nine Months Ended
	September 30, 2018	September 30, 2019	September 30, 2018	September 30, 2019
	(in thousands)
Net income	$17,948	$20,557	$53,745	$54,495
Adjustments:
Financial expense (income)	1,007	900	3,338	4,228
Provision for income taxes	6,821	7,913	27,845	23,614
Equity awards compensation expense	17,261	11,770	56,809	40,043
Pension service costs	419	388	1,272	1,173
Depreciation and amortization expense	25,619	22,388	72,825	62,999
Acquisition-related costs	516	—	516	—
Restructuring costs (1)	—	303	(53)	2,921
Total net adjustments	51,643	43,662	162,552	134,978
Adjusted EBITDA	$69,591	$64,219	$216,297	$189,473
(1) For the three months ended September 30, 2019 and the nine months ended September 30, 2019, respectively, the Company recognized restructuring charges for its new organizational structure implemented to support its multi-product platform strategy as detailed below:

	Three Months Ended	Nine Months Ended
	September 30, 2019
	(in thousands)
(Gain) from forfeitures of share-based compensation awards	(606)	(3,284)
Depreciation and amortization expense	—	1,228
Payroll and Facilities related costs	909	4,977
Total restructuring costs	303	2,921

Results of Operations for the Periods Ended September 30, 2018 and 2019 (Unaudited)
Revenue
Three months ended September 30, 2019 compared to the three months ended September 30, 2018

	Three Months Ended
	September 30, 2018	September 30, 2019	2018 vs 2019

	(in thousands)
Revenue as reported	$528,869	$522,606	(1)%
Conversion impact U.S dollar/other currencies		6,096
Revenue at constant currency (1)	528,869	528,702	(0.03)%
Americas
Revenue as reported	211,247	213,937	1%
Conversion impact U.S dollar/other currencies		79
Revenue at constant currency (1)	211,247	214,016	1%
EMEA
Revenue as reported	195,230	185,556	(5)%
Conversion impact U.S dollar/other currencies		7,757
Revenue at constant currency (1)	195,230	193,313	(1)%
Asia-Pacific
Revenue as reported	122,392	123,113	1%
Conversion impact U.S dollar/other currencies		(1,740)
Revenue at constant currency(1)	$122,392	$121,373	(1)%
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
Revenue for the three months ended September 30, 2019 decreased (1)% (or decreased by (0.03)% on a constant currency basis, as defined in footnote 1 directly above), compared to the three months ended September 30, 2018. The year-over-year decrease in revenue was entirely driven by the lower contribution from our existing clients, which exceeded revenues derived from new clients. We added 758 net new clients across regions and client sizes over the period, a lower volume than the prior year period. This was primarily driven by focused execution and productivity improvements in the midmarket segment leading to higher volumes of additional higher-value midmarket clients, until we complete the roll-out of our self-registration platform for smaller-sized midmarket clients in a scalable way. Revenue from existing clients decreased slightly less than (3)% at constant currency over the period, despite the continued adoption of our new products, as retargeting revenues were impacted by a reduced spend from large customers.
Revenue in the Americas region increased 1% (or 1% on a constant currency basis, including 3% in the U.S.) to $213.9 million for the three months ended September 30, 2019 compared to the three months ended September 30, 2018. Growth was driven by continued good traction in our new solutions, including Retail Media and a marked recovery of the midmarket business, offset by continued softness in the large client business.
Revenue in EMEA decreased (5)% (or decreased (1)% on a constant currency basis) to 185.6 million for the three months ended September 30, 2019 compared to the three months ended September 30, 2018. This decrease at constant currency was driven by double-digit growth in midmarket and continued strong traction of our new solutions in the region, including Retail Media, offset by softer business with large customers, particularly in the United Kingdom.

Revenue in the Asia-Pacific region increased 1% (or decreased (1)% on a constant currency basis) to $123.1 million for the three months ended September 30, 2019 compared to the three months ended September 30, 2018. A typhoon hitting our Tokyo data center led to approximately $1 million lost revenue opportunity which, combined with slower business with large clients in Japan and Australia, offset continued strong momentum with large customers in Korea and solid growth in midmarket across the region. Excluding the lost revenue opportunity in Japan, revenue growth was flat in the Asia-Pacific region.
Additionally, our $522.6 million of revenue for the three months ended September 30, 2019 was negatively impacted by $6.1 million as a result of changes in foreign currency against the U.S. dollar compared to the three months ended September 30, 2018.
The slight year-over-year decrease in revenue on a constant currency basis is entirely attributable to the decrease in the average cost-per-click charged to advertisers, partially offset by the increased number of clicks delivered on the advertising banners displayed by us and the increased number of impressions delivered by us.
Nine months ended September 30, 2019 compared to the nine months ended September 30, 2018

	Nine Months Ended
	September 30, 2018	September 30, 2019	2018 vs 2019

	(in thousands)
Revenue as reported	$1,630,218	$1,608,876	(1)%
Conversion impact U.S dollar/other currencies		45,842
Revenue at constant currency (1)	1,630,218	1,654,718	2%
Americas
Revenue as reported	636,723	645,904	1%
Conversion impact U.S dollar/other currencies		3,392
Revenue at constant currency (1)	636,723	649,296	2%
EMEA
Revenue as reported	618,921	589,558	(5)%
Conversion impact U.S dollar/other currencies		38,457
Revenue at constant currency (1)	618,921	628,015	1%
Asia-Pacific
Revenue as reported	374,574	373,414	(0.3)%
Conversion impact U.S dollar/other currencies		3,993
Revenue at constant currency(1)	$374,574	$377,407	1%
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
Revenue for the nine months ended September 30, 2019 decreased to $1,608.9 million, decreasing (1)% (or increasing by 2% on a constant currency basis), compared to the nine months ended September 30, 2018. The year-over-year increase in revenue at constant currency was entirely driven by our business with new clients, offsetting the slight decrease in our business with existing clients. We added 758 net new clients across regions and client sizes over the period, a lower volume than the prior year period. This was primarily driven by focused execution and productivity improvements in the midmarket segment leading to higher volumes of additional higher-value midmarket clients, until we complete the roll-out of our self-registration platform for smaller-sized midmarket clients in a scalable way. Contribution from existing clients was impacted by lower retargeting spend from large clients, as well as by a general softness in the web environment, where users tend to progressively spend less time than in apps, where our solutions do not yet contribute significantly to our revenue growth, and despite continued adoption of our new products.
Revenue in the Americas region increased 1% (or 2% on a constant currency basis) to $645.9 million for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018. The increase was driven by the acceleration of our midmarket business driven by larger midmarket clients, as well as continued traction in our Criteo Retail Media business in the U.S., partly offset by lower retargeting spend by large clients.
Revenue in EMEA decreased (5)% (or increased 1% on a constant currency basis) to $589.6 million for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018. This increase at constant currency was largely driven by accelerated growth in our midmarket business, as well as the positive traction of our new solutions, including Retail Media, partly offset by softer business with large customers.
Revenue in the Asia-Pacific region decreased (0.3)% (or increased 1% on a constant currency basis) to $373.4 million for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018. This increase at constant currency was the result of strong growth in Korea and our growing midmarket business across the region, partly offset by a slow-down in our large customer business in Japan, South-East Asia and Australia, and by the negative impact of a data center outage caused by a typhoon near Tokyo.
Additionally, our $1,608.9 million of revenue for the nine months ended September 30, 2019 was negatively impacted by $45.8 million as a result of changes in foreign currency against the U.S. dollar compared to the nine months ended September 30, 2018.
The year-over-year growth in revenue on a constant currency basis is entirely attributable to an increased number of clicks delivered on the advertising banners displayed by us and the increased number of impressions delivered by us, offsetting the slight decrease in the average cost-per-click charged to advertisers.
Cost of Revenue
Three months ended September 30, 2019 compared to the three months ended September 30, 2018

	Three Months Ended		% change
	September 30, 2018	September 30, 2019	2018 vs 2019

	(in thousands, except percentages)
Traffic acquisition costs	$(305,387)	$(301,901)	(1)%
Other cost of revenue	$(32,921)	$(31,101)	(6)%
Total Cost of Revenue	$(338,308)	$(333,002)	(2)%
% of revenue	(64)%	(64)%
Gross profit %	36%	36%
Cost of revenue for the three months ended September 30, 2019 decreased $(5.3) million, or (2)%, compared to the three months ended September 30, 2018. This decrease was primarily the result of a decrease of $(3.5) million, or (1)% (or a decrease of (0.01)% on a constant currency basis) in traffic acquisition costs and a decrease of $(1.8) million, or (6)% (or (3)% on a constant currency basis) in other cost of revenue.
The decrease in traffic acquisition costs on a constant currency basis related primarily to the lower average cost per thousand impressions (or "CPM"), which decreased by (11)% (or (10)% on a constant currency basis). This was driven by a combination of factors, including the effectiveness of our Criteo Direct Bidder, which allows us to buy quality inventory directly from large publishers in the web and in apps and remove intermediary fees in the process, as well as the growing share of in-app inventory in our business, which has inventory costs that tend to be slightly lower on average than that in the web browser environment. This was not entirely compensated by the 12% increase in the number of impressions we purchased, reflecting our expanding relationships with existing and new publisher partners, in particular through direct connections, to support client demand for advertising campaigns.

The decrease in other cost of revenue includes a $4.4 million decrease in allocated depreciation and amortization expense following the changes in our estimation of the useful life of the servers and other equipment used in our datacenters from 3 to 5 years, partially offset by a $0.6 million increase in hosting costs, and a $2.0 million increase in other costs including the provision for the expected Digital Tax in France ($0.7 million) adopted in July 2019.
Nine months ended September 30, 2019 compared to the nine months ended September 30, 2018

	Nine Months Ended		% change
	September 30, 2018	September 30, 2019	2018 vs 2019

	(in thousands, except percentages)
Traffic acquisition costs	$(936,096)	$(928,559)	(1)%
Other cost of revenue	$(92,937)	$(86,205)	(7)%
Total Cost of Revenue	$(1,029,033)	$(1,014,764)	(1)%
% of revenue	(63)%	(63)%
Gross profit %	37%	37%
Cost of revenue for the nine months ended September 30, 2019 decreased $(14.3) million, or (1)%, compared to the nine months ended September 30, 2018. This decrease was primarily the result of a decrease of (7.5) million, or (1)% (or an increase of 2% on a constant currency basis) in traffic acquisition costs and a decrease of $(6.7) million, or (7)% (or (5)% on a constant currency basis) in other cost of revenue.
The increase in traffic acquisition costs on a constant currency basis related primarily to an increase of 9% in the number of impressions we purchased, reflecting our expanding relationships with existing and new publisher partners, in particular through direct connections, to support client demand for advertising campaigns. Over the period, the average cost per thousand impressions (or "CPM"), decreased by (9)% (or (7)% on a constant currency basis), driven by a combination of factors, including the effectiveness of our Criteo Direct Bidder, which allows us to buy quality inventory directly from large publishers in the web and in apps, and remove intermediary fees in the process, as well as the growing share of in-app inventory in our business, which has inventory costs that tend to be slightly lower on average than that in the web browser environment.
The decrease in other cost of revenue includes a $14.7 million decrease in allocated depreciation and amortization expense following the changes in our estimation of the useful life of the servers and other equipment used in our datacenters from 3 to 5 years, partially offset by a $4.4 million increase in other cost of sales including the provision for the expected Digital Tax in France ($2.3 million) adopted in July 2019, including additional purchases of third-party data partially and a $3.6 million increase in hosting costs.
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

	Three Months Ended			Nine Months Ended
Region	September 30, 2018	September 30, 2019	Year over Year Change	September 30, 2018	September 30, 2019	Year over Year Change

Revenue:	(amounts in thousands, except percentages)
Americas	$211,247	$213,937	1%	$636,723	$645,904	1%
EMEA	195,230	185,556	(5)%	618,921	589,558	(5)%
Asia-Pacific	122,392	123,113	1%	374,574	373,414	(0.3)%
Total	528,869	522,606	(1)%	1,630,218	1,608,876	(1)%

Traffic acquisition costs:
Americas	(126,406)	(129,047)	2%	(383,429)	(390,083)	2%
EMEA	(111,131)	(103,899)	(7)%	(343,601)	(328,591)	(4)%
Asia-Pacific	(67,850)	(68,955)	2%	(209,066)	(209,885)	0.4%
Total	(305,387)	(301,901)	(1)%	(936,096)	(928,559)	(1)%

Revenue ex-TAC (1):
Americas	84,841	84,890	0.1%	253,294	255,821	1%
EMEA	84,099	81,657	(3)%	275,320	260,967	(5)%
Asia-Pacific	54,542	54,158	(1)%	165,508	163,529	(1)%
Total	$223,482	$220,705	(1)%	$694,122	$680,317	(2)%

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

	Three Months Ended			Nine Months Ended
	September 30, 2018	September 30, 2019	YoY Change	September 30, 2018	September 30, 2019	YoY Change
	(amounts in thousands, except percentages)

Revenue as reported	$528,869	$522,606	(1)%	$1,630,218	$1,608,876	(1)%
Conversion impact U.S. dollar/other currencies		6,096			45,842
Revenue at constant currency	$528,869	$528,702	(0.03)%	$1,630,218	$1,654,718	2%

Traffic acquisition costs as reported	$(305,387)	$(301,901)	(1)%	$(936,096)	$(928,559)	(1)%
Conversion impact U.S. dollar/other currencies		(3,450)			(25,582)
Traffic Acquisition Costs at constant currency	$(305,387)	$(305,351)	(0.01)%	$(936,096)	$(954,141)	2%

Revenue ex-TAC as reported	$223,482	$220,705	(1)%	$694,122	$680,317	(2)%
Conversion impact U.S. dollar/other currencies		2,645			20,259
Revenue ex-TAC at constant currency	$223,482	$223,350	(0.1)%	$694,122	$700,576	1%
Revenue ex-TAC/Revenue as reported	42%	42%		43%	42%

Other cost of revenue as reported	$(32,921)	$(31,101)	(6)%	$(92,937)	$(86,205)	(7)%
Conversion impact U.S. dollar/other currencies		(791)			(2,184)
Other cost of revenue at constant currency	$(32,921)	$(31,892)	(3)%	$(92,937)	$(88,389)	(5)%

Adjusted EBITDA as reported	$69,591	$64,219	(8)%	$216,297	$189,473	(12)%
Conversion impact U.S. dollar/other currencies		3,461			9,434
Adjusted EBITDA at constant currency	$69,591	$67,680	(3)%	$216,297	$198,907	(8)%

Research and Development Expenses
Three months ended September 30, 2019 compared to the three months ended September 30, 2018

	Three Months Ended		% change
	September 30, 2018	September 30, 2019	2018 vs 2019

	(in thousands, except percentages)
Research and development expenses	$(41,796)	$(41,414)	(1)%
% of revenue	(8)%	(8)%

Nine months ended September 30, 2019 compared to the nine months ended September 30, 2018

	Nine Months Ended		% change
	September 30, 2018	September 30, 2019	2018 vs 2019

	(in thousands, except percentages)
Research and development expenses	$(134,658)	$(132,006)	(2)%
% of revenue	(8)%	(8)%

Research and development expenses for the three months ended September 30, 2019 and the nine months ended September 30, 2019, respectively, decreased $(0.4) million and $(2.7) million, or (1)% and (2)%, compared to three months ended September 30, 2018 and the nine months ended September 30, 2018. The decrease for the three month period and nine month period mainly related to a decrease in headcount related costs due to a lower share-based compensation expense and an increase in the French Research Tax Credit, partially offset by an increase in amortization of acquisition-related intangible assets.

Sales and Operations Expenses
Three months ended September 30, 2019 compared to the three months ended September 30, 2018

	Three Months Ended		% change
	September 30, 2018	September 30, 2019	2018 vs 2019

	(in thousands, except percentages)
Sales and operations expenses	$(90,526)	$(85,985)	(5)%
% of revenue	(17)%	(16)%

Nine months ended September 30, 2019 compared to the nine months ended September 30, 2018

	Nine Months Ended		% change
	September 30, 2018	September 30, 2019	2018 vs 2019

	(in thousands, except percentages)
Sales and operations expenses	$(278,901)	$(277,397)	(1)%
% of revenue	(17)%	(17)%

Sales and operations expenses for the three months ended September 30, 2019 and the nine months ended September 30, 2019, respectively, decreased $(4.5) million or $(1.5) million, or (5)% and (1)%, compared to the three months ended September 30, 2018 and the nine months ended September 30, 2018. The decrease for the three month period and nine month period ended mainly related to a decrease in headcount related costs due to a lower share-based compensation expense and a decrease in bad debt expense, partially offset by a $5.0 million increase following an exceptional charge related to an invoicing dispute and an increase in amortization of acquisitions-related intangible assets.

General and Administrative Expenses
Three months ended September 30, 2019 compared to the three months ended September 30, 2018

	Three Months Ended		% change
	September 30, 2018	September 30, 2019	2018 vs 2019

	(in thousands, except percentages)
General and administrative expenses	$(32,463)	$(32,835)	1%
% of revenue	(6)%	(6)%
General and administrative expenses for the three months ended September 30, 2019 increased $0.4 million, or 1%, compared to the three months ended September 30, 2018. This increase was the result of an increase in consulting fees for process optimization projects and public relations.

Nine months ended September 30, 2019 compared to the nine months ended September 30, 2018

	Nine Months Ended		% change
	September 30, 2018	September 30, 2019	2018 vs 2019

	(in thousands, except percentages)
General and administrative expenses	$(102,698)	$(102,372)	(0.3)%
% of revenue	(6)%	(6)%
General and administrative expenses for the nine months ended September 30, 2019 decreased (0.3) million, or (0.3)%, compared to the nine months ended September 30, 2018. This decrease was the result of a decrease in headcount related costs due to a lower share-based compensation expense, partially offset by an increase in consulting fees for process optimization projects and the proceeds from the disposal of the HookLogic travel business in March 31, 2018.

Financial Income (Expense)
Three months ended September 30, 2019 compared to the three months ended September 30, 2018

	Three Months Ended		% change
	September 30, 2018	September 30, 2019	2018 vs 2019

	(in thousands, except percentages)
Financial income (expense)	$(1,007)	$(900)	(11)%
% of revenue	(0.2)%	(0.2)%

Nine months ended September 30, 2019 compared to the nine months ended September 30, 2018

	Nine Months Ended		% change
	September 30, 2018	September 30, 2019	2018 vs 2019

	(in thousands, except percentages)
Financial income (expense)	(3,338)	(4,228)	27%
% of revenue	(0.2)%	(0.3)%
The Financial expense for the three month ended September 30, 2019 and the nine month ended September 30, 2019, respectively, decreased by $(0.1) million and increased by $0.9 million, or (11)% and 27%, compared to the three months ended September 30, 2018 and the nine months ended September 30, 2019. The $0.9 million financial expense for the three months ended September 30, 2019 and the $4.2 million financial expense for the nine months ended September 30, 2019 were driven by the non-utilization costs incurred as part of our available Revolving Credit Facility (RCF) financing and the recognition of a negative impact of foreign exchange reevaluations net of related hedging.

Provision for Income Taxes
Nine months ended September 30, 2019 compared to the nine months ended September 30, 2018

	Nine Months Ended		% change
	September 30, 2018	September 30, 2019	2018 vs 2019

	(in thousands, except percentages)
Provision for income taxes	$(27,845)	$(23,614)	(15)%
% of revenue	(2)%	(1)%
Effective tax rate	34%	30%
For the nine months ended September 30, 2018 and September 30, 2019, we used an annual estimated tax rate of 32% and 30%, respectively, to calculate the provision for income taxes. The effective tax rate was 34% and 30% for the nine months ended June 30, 2018 and 2019, respectively. The difference between the annual estimated tax rate and the effective tax rate is mainly due due to the tax impact of discrete items such as share-based compensation in the United States. Discrete items were immaterial for the nine months ended September 30, 2019, resulting in no material difference between the annual estimated tax rate and the effective tax rate.
For the nine months ended September 30, 2019, our estimated effective tax rate includes in particular our preliminary estimates for the tax reform in France voted in December 2018. Our estimates are preliminary, and our effective tax rate may be impacted as more information becomes available regarding the tax reform in France.
For the nine months ended September 30, 2018, our estimated annual effective tax rate included our estimates for the impact of the U.S. Tax Cuts and Jobs Act (the "Tax Act") which was enacted on December 22, 2017 and introduced significant changes to U.S. income tax law. Effective in 2018, the Tax Act reduces the U.S. federal income tax rate from 35% to 21% and creates new taxes on certain related-party payments, referred to as a base erosion anti-avoidance tax, or “BEAT”.

Net Income
Three months ended September 30, 2019 compared to the three months ended September 30, 2018

	Three Months Ended		% change
	September 30, 2018	September 30, 2019	2018 vs 2019

	(in thousands, except percentages)
Net income	$17,948	20,557	15%
% of revenue	3%	4%

Net income for the three months ended September 30, 2019, increased $2.6 million, or 15%, compared to the three months ended September 30, 2018. This increase was the result of the factors discussed above, in particular, a $3.6 million increase in income from operations and a $0.1 million decrease in financial expense partially offset by a $(1.1) million increase in provision for income taxes compared to the three months ended September 30, 2018.

Nine months ended September 30, 2019 compared to the nine months ended September 30, 2018

	Nine Months Ended		% change
	September 30, 2018	September 30, 2019	2018 vs 2019

	(in thousands, except percentages)
Net income	$53,745	54,495	1%
% of revenue	3%	3%
Net income for the nine months ended September 30, 2019 increased $0.8 million, or 1%, compared to the nine months ended September 30, 2018. This increase was the result of the factors discussed above, in particular, a $(2.6) million decrease in income from operations and a $(0.9) million increase in financial expense fully offset by a $4.3 million decrease in provision for income taxes, compared to the nine months ended September 30, 2018.

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
Our cash and cash equivalents are invested primarily in demand deposit accounts that are currently providing only a minimal return. Our cash and cash equivalents at September 30, 2019 were held for working capital and general corporate purposes, which could include acquisitions, and amounted to $409.2 million as of September 30, 2019. The $44.8 million increase in cash and cash equivalents compared with December 31, 2018 primarily resulted from $163.5 million in cash from operating activities, partially offset by a $86.4 million in cash used for investing activities and a $18.6 million used for financing activities over the period. The cash used for investing activities is mainly related to $80.4 million in capital expenditures and $4.6 million following business acquisitions that were not material to our consolidated financial statements. The cash used for financing activities is primarily related to $17.6 for the share repurchase program and to $0.5 million of repayment of borrowings. In addition, the increase in cash includes a $(13.7) million negative impact of changes in foreign exchange rates on our cash position over the period. We do not enter into investments for trading or speculative purposes. Our policy is to invest any cash in excess of our immediate requirements in investments designed to preserve the principal balance and provide liquidity. Accordingly, our cash and cash equivalents are invested primarily in demand deposit accounts that are currently providing only a minimal return.
Operating and Capital Expenditure Requirements
For the nine months ended September 30, 2018 and 2019, our capital expenditures were $80.1 million and $80.4 million, respectively. In 2019, these capital expenditures were primarily related to the acquisition of data center and server equipment, and IT systems. We expect our capital expenditures to remain at, or slightly below, 5% of revenue for 2019, as we plan to continue to build and maintain additional data center equipment capacity in all regions and significantly increase our redundancy capacity to strengthen our infrastructure.
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
Historical Cash Flows
The following table sets forth our cash flows for the nine month period ended September 30, 2018 and 2019 :

	Nine Months Ended
	September 30, 2018	September 30, 2019

	(in thousands)
Cash from operating activities	$175,126	$163,473
Cash used in investing activities	$(128,984)	$(86,351)
Cash from (used for) financing activities	$16,727	$(18,638)
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
For the nine months ended September 30, 2019, net cash provided by operating activities was $163.5 million and consisted of net income of $54.5 million, $72.7 million in adjustments for certain non-cash and non-operating items and changes in working capital of $36.2 million. Adjustments for certain non-operating items primarily consisted of depreciation and amortization expense of $57.4 million, equity awards compensation expense of $36.8 million, partially offset by a $19.9 million of changes in income taxes, a $1.4 million of changes in deferred tax assets and $0.2 million for other items. The $36.2 million increase in cash from changes in working capital primarily consisted of a $120.2 million decrease in trade receivables, a $2.1 million decrease in other current assets including prepaid expenses and VAT receivables, partially offset by a $77.9 million decrease in trade payables, a $4.7 million decrease in other current liabilities such as payroll and payroll related expenses and value-added tax ("VAT") payables, and a $3.5 million decrease in lease liabilities and right of use assets.
Investing Activities
Our investing activities to date have consisted primarily of purchases servers and other data-center equipment and business acquisitions.
For the nine months ended September 30, 2019, net cash used in investing activities was $86.4 million and primarily consisted of $80.4 million in capital expenditures, mainly comprised of purchases of servers and other data-center equipment, a $4.6 million payment for a business acquisitions and a $1.4 million change in other non-current financial assets.
Financing Activities
For the nine months ended September 30, 2019, net cash used for financing activities was $18.6 million resulting primarily from a $17.6 million for the share repurchase program, a $0.5 million repayment of borrowings and a $1.2 million change in other financial liabilities, partially offset by a $0.6 million related to proceeds from capital increase.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Market Risk

We are mainly exposed to foreign currency exchange rate fluctuations. There have been no material changes to our exposure to market risk during the first nine months ended period September 30, 2019.

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
A 10% increase or decrease of the Pound Sterling, the Euro, the Japanese yen or the Brazilian real against the U.S. dollar would have impacted the Condensed Consolidated Statements of Income as follows:

	Nine Months Ended
	September 30, 2018		September 30, 2019

	(in thousands)
GBP/USD	+10%	-10%	+10%	-10%
Net income impact	$(829)	$829	$(789)	$789

	Nine Months Ended
	September 30, 2018		September 30, 2019

	(in thousands)
BRL/USD	+10%	-10%	+10%	-10%
Net income impact	$(335)	$335	$(49)	$49

	Nine Months Ended
	September 30, 2018		September 30, 2019

	(in thousands)
JPY/USD	+10%	-10%	+10%	-10%
Net income impact	$595	$(595)	$1,126	$(1,126)

	Nine Months Ended
	September 30, 2018		September 30, 2019

	(in thousands)
EUR/USD	+10%	-10%	+10%	-10%
Net income impact	$8,433	$(8,433)	$8,703	$(8,703)
Credit Risk and Trade receivables
For a description of our credit risk and trade receivables, please see "Note 3. Financial instruments" in the Notes to the Consolidated Financial Statements.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Based on their evaluation as of September 30, 2019, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective to provide reasonable assurance that (i) the information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and (ii) such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Item 1A. Risk Factors.

You should carefully consider the risks described below and under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018. These risks and uncertainties are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, also may become important factors that affect us. If any such risks materialize, our business, financial condition and results of operations could be materially harmed and the trading price of our American Depositary Shares ("ADS") could decline. These risks are not exclusive and additional risks and uncertainties that we are unaware of, or that we currently believe are not material, also may become important factors that affect us. There have been no material changes to the Risk Factors described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Purchases of Equity Securities by the issuer and Affiliated Purchasers
The following table provides certain information with respect to our purchases of our ADSs during the third fiscal quarter of 2019:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs(1)
July 1 to 31, 2019	—	$—	—	$80,000,000.00
August 1 to 31, 2019	470,640	$19.23	470,640	$70,947,691.52
September 1 to 30, 2019	444,268	$19.23	444,268	$62,406,042.28

Total	914,908	$19.23	914,908
(1) In July 2019, Criteo's Board of Directors authorized a share repurchase program of up to $80.0 million (€70.5 million) of the Company's outstanding American Depositary Shares. The Company intends to use repurchased shares to satisfy employee equity plan vesting in lieu of issuing new shares, and potentially in connection with M&A transactions. The repurchase program commenced in July 2019 and remains in effect until May 15, 2020.
(2) Average price paid per share excludes any broker commissions paid.

Item 6. Exhibits.
Exhibit Index

Incorporated by Reference
Exhibit	Description	Schedule/ Form	File Number	Exhibit	File Date
31.1#	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended
31.2#	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended
32.1*	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104.	Cover Page Interactive Data File, formatted in Inline XBRL and contained in Exhibit 101.

#    Filed herewith.
*    Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CRITEO S.A.
(Registrant)

	By:	/s/ Benoit Fouilland
Date: October 31, 2019	Name:	Benoit Fouilland
	Title:	Chief Financial Officer
(Principal financial officer and duly authorized signatory)