Form 10-K/A
period 2019-12-31
Criteo S.A.
filed 2020-04-27
CIK 1576427

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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
32 Rue Blanche, 75009 Paris—France
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
DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE
This Amendment No. 1 (this “Amendment”) on Form 10-K/A amends our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 filed with the Securities and Exchange Commission (the “SEC”) on March 2, 2020 (the “Original 10-K”), to include the information required by Items 10 through 14 of Part III of the Original 10-K. This information was previously omitted from the Original 10-K in reliance on General Instruction G(3) to Form 10-K, which permits such information to be incorporated by reference to our annual meeting definitive proxy statement filed no later than 120 days after our fiscal year-end. We are filing this Amendment to present the information required by Part III of Form 10-K as we will not file our annual meeting definitive proxy statement within 120 days of the end of our fiscal year ended December 31, 2019.
Pursuant to SEC rules, Part IV, Item 15 has also been amended to contain the currently dated certificates from the Company’s principal executive and financial officer and principal accounting officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. The certificates of the Company’s principal executive and financial officer and principal accounting officer are attached to this Amendment as Exhibits 31.3 and 31.4. Because no financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted. Additionally, we are not including the certifications under Section 906 of the Sarbanes-Oxley Act of 2002 as no financial statements are being filed with this Amendment.
Except for the information described above, the Company has not modified or updated disclosures provided in the Original 10-K in this Amendment. Accordingly, this Amendment does not reflect events occurring after the filing of the Original 10-K or modify or update those disclosures affected by subsequent events. Information not affected by this Amendment is unchanged and reflects the disclosures made at the time the Original 10-K was filed.

CRITEO S.A.
AMENDMENT NO. 1 TO ANNUAL REPORT ON FORM 10-K/A
For The Fiscal Year Ended December 31, 2019

General
Except where the context otherwise requires, all references in this Amendment to the "Company," "Criteo," "we," "us," "our" or similar words or phrases are to Criteo S.A. and its subsidiaries, taken together. In this Amendment, references to "$" and "US$" are to United States dollars. Our audited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, or U.S. GAAP. Unless otherwise indicated, the statistical and data contained in this Amendment are presented as of December 31, 2019.
Trademarks
"Criteo," the Criteo logo and other trademarks or service marks of Criteo S.A. appearing in this Amendment are the property of Criteo S.A. Trade names, trademarks and service marks of other companies appearing in this Amendment are the property of their respective holders.

Special Note Regarding Forward-Looking Statements
This Amendment contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), that are based on our management’s beliefs and assumptions and on information currently available to our management. All statements other than present and historical facts and conditions contained in this Amendment, including statements regarding our future results of operations and financial position, business strategy, plans and our objectives for future operations, are forward-looking statements. When used in this Amendment, the words "anticipate," "believe," "can," "could," "estimate," "expect," "intend," "is designed to," "may," "might," "plan," "potential," "predict," "objective," "should," or the negative of these and similar expressions identify forward-looking statements.
You should refer to Item 1A "Risk Factors" of the Original 10-K for a discussion of important factors that may cause our actual results to differ materially from those expressed or implied by our forward-looking statements. As a result of these factors, we cannot assure you that the forward-looking statements in this Amendment will prove to be accurate. Furthermore, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified time frame or at all. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.
You should read this Amendment, the Original 10-K and the documents that we reference in this Amendment and the Original 10-K and have filed as exhibits to these documents completely and with the understanding that our actual future results may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements.
 This Amendment contains market data and industry forecasts that were obtained from industry publications. These data and forecasts involve a number of assumptions and limitations, and you are cautioned not to give undue weight to such information. We have not independently verified any third-party information. While we believe the market position, market opportunity and market size information included in this Amendment is generally reliable, such information is inherently imprecise.

PART III
Item 10.    Directors, Executive Officers and Corporate Governance
EXECUTIVE OFFICERS
The following table sets forth information regarding our current executive officers, including their ages, as of March 31, 2020:

Name	Age	Position(s)
Megan Clarken(1)	53	Chief Executive Officer
Benoit Fouilland(2)	55	Chief Financial Officer
Ryan Damon	47	Executive Vice President, General Counsel and Secretary

(1)	On November 25, 2019, Ms. Clarken assumed the role of Chief Executive Officer. Mr. Rudelle ceased serving as our Chief Executive Officer on that same date.
(2)	As previously announced, Mr. Fouilland will leave his position as our Chief Financial Officer effective June 30, 2020.
Megan Clarken was appointed as our Chief Executive Officer effective November 25, 2019. From 2004 to 2019, Ms. Clarken held numerous senior positions at Nielsen in both commercial and product leadership, including Chief Commercial Officer of Nielsen Global Media, President of Watch, Nielsen’s Media Measurement services, and President of Product Leadership. Ms. Clarken’s previous roles at Nielsen include Managing Director of Media Client Services in Asia Pacific, Middle East and Africa and Managing Director of Nielsen’s digital business across the Asia Pacific region. Prior to Nielsen, she held senior leadership positions for large publishers and online technology providers, including Akamai Technologies and ninemsn in Australia.
Benoit Fouilland has served as our Chief Financial Officer since March 2012. From September 2009 to March 2012, he served as Senior Vice President and Chief Financial Officer for the Europe, Middle East and Africa (EMEA) region of SAP SE (formerly SAP AG), a multinational software corporation. From April 2008 to September 2009, Mr. Fouilland was the Chief Financial Officer of Business Objects S.A., an enterprise software company which was acquired by SAP SE in 2007. Mr. Fouilland received a Master in Business Administration degree from INSEAD, a Diplôme d’Études Supérieures Spécialisées degree in Financial Audit from Université Paris Dauphine and a Business degree from the ESLSCA Graduate School of Business in Paris.
Ryan Damon has served as our Executive Vice President, General Counsel and Secretary since August 2018. Prior to joining Criteo, Mr. Damon was with Riverbed Technology, where he served as Senior Vice President, General Counsel and Secretary from April 2015 through July 2018, and served in other senior legal roles from July 2007 through April 2015. Mr. Damon has also held senior legal roles at Charles Schwab and was an attorney with the law firm of Gunderson Dettmer in Silicon Valley, representing start-up technology companies and venture capital investors. Mr. Damon received a B.A. in Geography with a Specialization in Computing from the University of California at Los Angeles and a J.D. from the University of California, Hastings.
BOARD OF DIRECTORS
Director Biographies
Jean-Baptiste Rudelle, one of our founders, has served as chairman of our board of directors since the creation of the Company. He also served as our Chief Executive Officer from April 25, 2018 until November 25, 2019, and previously from the creation of the Company until January 2016. From 1999 to 2004, he founded and was the Chief Executive Officer of K-Mobile, a mobile content provider, and in October 2016, he founded LESS, a ride-sharing startup for commuters and other short-distance riders, and served as its Chief Executive Officer. Mr. Rudelle received a degree in Engineering from Ecole Supérieure d’Électricité (Supélec). The board of directors believes that Mr. Rudelle’s extensive knowledge of the Company and his industry experience qualify him to serve on, and allow him to make valuable contributions to, the board of directors.

Nathalie Balla has served as a member of our board of directors since June 2017. Since June 2014, Ms. Balla has served as co-chairman and Chief Executive Officer of La Redoute and Relais Colis. Ms. Balla is also currently the General Manager of New R SAS, which was the sole shareholder of La Redoute until Galeries Lafayette acquired 51% of La Redoute’s outstanding shares in April 2018. From 2009 to 2014, Ms. Balla served as Chief Executive Officer of La Redoute, a subsidiary of Redcats. Ms. Balla currently serves on the board of directors of Solocal Group SA. Ms. Balla has a Bachelor’s Degree from École supérieure de commerce (ESCP-EAP) of Paris and a PhD in Business Administration from Saint Gallen University. The board of directors believes that Ms. Balla’s extensive experience as an executive of an e-commerce company qualifies her to serve on, and will allow her to make valuable contributions to, the board of directors.
Marie Lalleman has served as a member of our board of directors since April 2019. Since 2017, Ms. Lalleman has served as Executive Vice President, Global Client Solutions at The Nielsen Company, leading commercial strategies with e-retailers and e-media clients. From 2007 until 2017, Ms. Lalleman held various other executive and leadership positions at Nielsen, including Global Client Business Partner for international retailers and brands, Member of Nielsen Europe, and Member of Nielsen Global Retailer Executive Team. Ms. Lalleman is a director of Mediametrie/Netratings SAS JV. Ms. Lalleman received a business degree from ESC business school in Marseille. The board of directors believes that Ms. Lalleman’s experience in and knowledge of the diverse markets in which we operate, understanding of our business environment from various industry perspectives, and strong strategic thinking qualify her to serve on, and will allow her to make valuable contributions to, the board of directors.
Edmond Mesrobian has served as a member of our board of directors since February 2017. Since August 2018, Mr. Mesrobian has served as Chief Technology Officer of Nordstrom, Inc., a fashion retailer. Prior to that, Mr. Mesrobian served as Chief Technology Officer of Tesco PLC, a grocery and general merchandise retailer, from June 2015 to August 2018. From January 2011 to September 2014, Mr. Mesrobian served as Chief Technology Officer of Expedia, Inc., an online travel company. Mr. Mesrobian holds a B.S. degree in math and computer science, an M.Sc. degree in computer science and a Ph.D. in artificial intelligence and computer vision, all from University of California, Los Angeles. The board of directors believes that Mr. Mesrobian’s extensive experience as an executive of companies in the technology industry and his prior service on the board of directors of Apigee Corporation, an API platform that was acquired by Google Inc. in November 2016, qualify him to serve on, and allow him to make valuable contributions to, the board of directors.
Hubert de Pesquidoux has served as a member of our board of directors and chairman of the audit committee since October 2012. Mr. de Pesquidoux is currently Executive Partner at Siris Capital, a private equity firm focused on making control investments in data/telecom, technology and technology-enabled business service companies in North America, and executive chairman of both Premiere Global Services, Inc. and Mavenir Systems (formerly Xura, Inc.). Until 2009, Mr. de Pesquidoux spent more than 20 years in various roles as a senior executive of Alcatel-Lucent S.A. His last position was Chief Financial Officer of Alcatel-Lucent and President of its Enterprise Business Group. Mr. de Pesquidoux served as chairman of the board for Tekelec from May 2011 to January 2012 and served on the board of directors of Mavenir Systems from January 2012 to February 2015. He is currently the chairman of the audit committee and member of the board of directors of Sequans Communications S.A. and Radisys Corporation and a member of the board of directors of Transaction Network Services. The board of directors believes that Mr. de Pesquidoux’s experience and knowledge in the high-tech industry, as well as his broad financial expertise, qualify him to serve on, and allow him to make valuable contributions to, the board of directors.
Rachel Picard has served as a member of our board of directors and as chairwoman of the nomination and corporate governance committee since June 2017. From October 2014 through February 2020, Ms. Picard was the Chief Executive Officer of SNCF Voyages. Prior to that, Ms. Picard was the Chief Executive Officer of SNCF Gares & Connexions at SNCF Group from June 2012 to September 2014. From October 2010 to April 2012, Ms. Picard was with Thomas Cook Group, first as Deputy General Manager of Tour Operating and Marketing, and subsequently as Chief Executive Officer of Thomas Cook. Ms. Picard is currently a member of the board of directors of Compagnie des Alpes, a French public company, and Rocher Participations. Ms. Picard was a member of the board of directors of Unibail Rodamco for a short period in 2012. Ms. Picard has a Master’s Degree from HEC Paris. The board of directors believes that Ms. Picard’s extensive experience in developing and transforming large business entities and managing digital companies qualifies her to serve on, and will allow her to make valuable contributions to, the board of directors.
James Warner has served as a member of our board of directors and as chairman of the compensation committee since February 2013, and as our lead independent director since December 2013. Since January 2009, he has been a Principal of Third Floor Enterprises, an advisory firm specializing in digital marketing and media. From January 2000 until December 2008, Mr. Warner served in various leadership roles at aQuantive Inc., including as Executive Vice President at Razorfish Inc. (formerly Avenue A), which was acquired by

Microsoft Corporation in August 2007. Prior to aQuantive, he held leadership positions at HBO, CBS and Primedia. Mr. Warner is also a member of the board of directors for Talix, Inc. and Ansira, Inc. From 2011 to 2016, Mr. Warner served as a member of the board of directors of Merkle, Inc., and from 2012 to 2016, he served as a member of the board of directors of Zoom, Inc. From 2009 to 2015, Mr. Warner served as a member of the board of directors of Healthline Networks, Inc. From 2011 to 2012, he served as a member of the board of directors of MediaMind Technologies Inc. Mr. Warner received a Bachelor of Arts degree from Yale University and a Master in Business Administration from Harvard Business School. The board of directors believes that Mr. Warner’s experience in the consumer and digital marketing and media industries qualifies him to serve on, and allows him to make valuable contributions to, the board of directors.
Family Relationships
There are no family relationships among any of our executive officers, directors or director nominees.
Code of Business Conduct and Ethics
We have adopted a Code of Business Conduct and Ethics (the “Code of Conduct”) that is applicable to all of our employees, officers and directors, including our chief executive and senior financial officers. The Code of Conduct is available on our website at ir.criteo.com under “Corporate Governance.” The audit committee is responsible for overseeing the Code of Conduct, and our board of directors is required to approve any waivers of the Code of Conduct for employees, executive officers and directors. We expect that any amendments to the Code of Conduct or waivers of its requirements required to be disclosed under the rules of the SEC or Nasdaq will be disclosed on our website.
Board Committees
The board of directors has established an audit committee, a compensation committee and a nomination and corporate governance committee, each of which operates pursuant to a separate charter adopted by our board of directors. The charters of each of the Company’s board committees and other governance materials can be accessed on our website at ir.criteo.com under “Corporate Governance.” The composition and functioning of all of our committees complies with all applicable requirements of the French Commercial Code, the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Nasdaq and SEC rules and regulations. In accordance with French law, committees of our board of directors only have an advisory role and can only make recommendations to our board of directors. As a result, decisions are made by our board of directors taking into account non-binding recommendations of the relevant board committee.
Audit Committee. Our audit committee assists the board of directors in overseeing the Company’s corporate accounting and financial reporting process, the Company’s systems of internal control over financial reporting, risk management and audits of financial statements, the quality and integrity of the Company’s financial statements and reports, the qualifications, independence and performance of the Company’s independent auditor and statutory auditor, the performance of the Company’s internal audit function and the Company’s compliance program. The committee held five meetings in 2019. Messrs. de Pesquidoux and Warner and Ms. Balla currently serve on the committee, with Mr. de Pesquidoux serving as its chairman. Our board of directors has determined that each member of the committee is independent within the meaning of the applicable listing rules and the independence requirements contemplated by Rule 10A-3 under the Exchange Act. Our board of directors has further determined that Mr. de Pesquidoux, Ms. Balla and Mr. Warner qualify as financially sophisticated under Nasdaq rules. In addition, our board of directors has determined that each of Mr. de Pesquidoux and Ms. Balla is an “audit committee financial expert” as defined by SEC rules and regulations, based, in the case of Mr. de Pesquidoux, on his extensive prior experience in the principal financial officer role during his tenure as Chief Financial Officer of Alcatel-Lucent S.A., and in the case of Ms. Balla, her extensive experience directly supervising principal financial and accounting officers as the Chief Executive Officer of La Redoute. The principal duties and responsibilities of our audit committee include:

•
making recommendations on the appointment and retention of our independent registered public accounting firm to serve as independent auditor to audit our consolidated financial statements, assessing the independence and qualifications of the independent auditor, overseeing the independent auditor’s work and advising on the determination of the independent auditor’s compensation;

•	making recommendations with respect to proposed engagements of the independent auditor, including the scope of and plans for audit or non-audit services;

•	reviewing and discussing with management and our independent auditors the results of the annual audit;

•
reviewing the Company’s internal quality control procedures and conferring with management and the independent auditor regarding the adequacy and effectiveness of the Company’s internal control over financial reporting;

•
reviewing and discussing with management and, as appropriate, the auditors, the Company’s guidelines and policies with respect to risk assessment and risk management, including the Company’s major financial risk exposures and the steps taken by management to monitor and control these exposures;

•
reviewing and recommending procedures for the receipt, retention and treatment of complaints received by the Company regarding accounting, internal accounting controls or auditing matters, as well as for the confidential, anonymous submission by our employees of concerns regarding questionable accounting or auditing matters;

•
reviewing the results of management’s efforts to monitor compliance with the Company’s programs designed to ensure adherence to applicable laws and regulations, as well as the Code of Conduct, including reviewing and making recommendations with respect to related person transactions;

•	reviewing and discussing the oversight of cybersecurity and data privacy matters;

•	reviewing any critical audit matters identified by our independent auditors;

•
reviewing and making recommendations, under applicable French and U.S. rules, with respect to the financial statements proposed to be included in any of the Company’s reports to be filed with the SEC, reviewing disclosure discussing the Company’s financial performance in any reports to be filed with the SEC, reviewing earnings press releases and financial information and earnings guidance provided to analysts and ratings agencies and preparing any reports of the audit committee as may be required by the SEC; and

•
reviewing any significant issues that arise regarding accounting principles and financial statement presentation, conflicts or disagreements between management and the independent auditor or other financial reporting issues and reporting to the board of directors with respect to related material issues.

Nasdaq rules require that the audit committee have the specific audit committee responsibilities and authority necessary to comply with Rule 10A-3(b)(2), (3), (4) and (5) under the Exchange Act, which requires, among other things, that the audit committee have direct responsibility for the appointment, compensation, retention and oversight of our auditors, establishment of procedures for complaints made and selection of consultants with respect to its duties. However, Rule 10A-3 provides that if the laws of a company’s home country prohibit the full board of directors from delegating such responsibilities to the audit committee, the audit committee’s powers with respect to such matters may instead be advisory. As indicated above, under French law, our audit committee may only have an advisory role and make recommendations to our board of directors. Moreover, Rule 10A-3 also provides that its audit committee requirements do not conflict with any laws of a company’s home country that require shareholder approval of such matters. Under French law, our shareholders must appoint, or renew the appointment of, the statutory auditors once every six fiscal years. In accordance with the applicable requirements of the French Commercial Code, we have two statutory auditors. Our shareholders renewed the term of office of Deloitte & Associés, our independent registered public accounting firm, at the 2017 Annual General Meeting, and the term of office of RBB Business Advisors at the 2018 Annual General Meeting.
Compensation Committee. Our compensation committee assists our board of directors in reviewing, making recommendations to our board of directors regarding, and overseeing matters related to the compensation of our executive officers and directors, including establishing and overseeing the Company’s compensation philosophy, policies, plans and programs. The committee held eight meetings in 2019. Messrs. Warner and Mesrobian and Ms. Picard currently serve on the committee, with Mr. Warner serving as its chairman. Our board of directors has determined that each member of the committee is independent within the meaning of the applicable Nasdaq and SEC rules. The principal duties and responsibilities of our compensation committee include:

•
reviewing and making recommendations to the board of directors with respect to the overall compensation strategy and policies for the Company, including making recommendations to the board of directors regarding performance goals and objectives of the Chief Executive Officer and other senior management, reviewing regional and industry-

wide compensation practices and trends and evaluating and recommending to the board of directors the compensation plans and programs, key terms of employment, severance and other compensation-related policies advisable for the Company;

•	making recommendations to the board of directors with respect to the determination and approval of the compensation and other terms of employment of the Chief Executive Officer;

•	making recommendations regarding the compensation of executive officers and certain members of senior management, as appropriate;

•	reviewing and making recommendations to the board of directors regarding the compensation paid to independent directors;

•	reviewing and making recommendations to the board of directors with respect to other personnel and compensation matters, including benefit plans and insurance coverage;

•	reviewing and evaluating risks associated with the Company’s compensation programs;

•
reviewing and discussing with management the compensation discussion and analysis and other compensation information that we may be required to include in SEC filings and preparing any reports of the compensation committee on executive compensation as may be required by the SEC; and

•
considering the results of shareholder advisory votes on executive compensation and on the frequency of such an advisory vote, as required by Section 14A of the Exchange Act and, to the extent it deems appropriate, taking such results into consideration in connection with the review and approval of executive compensation.

The charter for our compensation committee allows the compensation committee to delegate its authority to subcommittees, as appropriate.
The compensation of members of our senior management is determined by the board of directors, taking into account recommendations from our compensation committee. In the case of members of senior management other than our chairman and Chief Executive Officer, our board of directors also takes into account recommendations from our chairman and our Chief Executive Officer.
Under French law, we must obtain shareholder approval at a general meeting of shareholders in order to authorize the board of directors to grant equity compensation. Generally, we ask shareholders to give our board of directors the authority to decide on the specific terms of the grant of equity compensation, within the limits of the shareholders’ authorization. The most recent authorization to grant equity compensation was given to our board of directors at the 2017 Annual General Meeting. The compensation committee is responsible for evaluating and making recommendations to the board of directors with respect to our equity plans.
Our compensation committee engages compensation consultants from time to time to assist in evaluating the design and assessing the competitiveness of our executive compensation. For more detailed information on the role of compensation consultants, see “Item 11. Executive Compensation–Compensation Discussion and Analysis – Compensation Philosophy and Objectives – Participants in the Compensation Process – Role of Compensation Consultant”.
Nomination and Corporate Governance Committee. Our nomination and corporate governance committee mainly assists our board of directors in overseeing all aspects of the Company’s corporate governance functions and making recommendations to the board of directors regarding corporate governance issues. The committee also identifies, reviews, evaluates and recommends to our board of directors candidates to serve as directors. The committee held four meetings in 2019. Ms. Lalleman, Ms. Picard and Mr. Warner currently serve on the committee, with Ms. Picard serving as its chairwoman. Our board of directors has determined that each member of the committee is independent within the meaning of the applicable Nasdaq and SEC rules. The principal duties and responsibilities of our nomination and corporate governance committee include:

•
identifying, reviewing, evaluating and recommending to the board of directors the persons to be nominated for election as directors and to each of the committees of the board of directors and establishing related policies, including consideration of any potential conflicts of interest, applicable independence and experience requirements and any other relevant factors that the committee considers appropriate in the context of the needs of the board of directors;

•	reviewing and assessing the performance of management and the board of directors, including committees of the board of directors;

•	overseeing the composition of the board of directors and its committees;

•	assessing the independence of directors;

•	developing and recommending to the board of directors corporate governance principles and practices; and

•	reviewing with the Chief Executive Officer plans for succession to the offices of the Company’s executive officers.
The charter for our nomination and corporate governance committee allows the committee to delegate its authority to subcommittees, as appropriate.
Item 11.    Executive Compensation
DIRECTOR COMPENSATION
Director Compensation Table
The following table sets forth compensation information for each person who served as a non-employee member of our board of directors during 2019. Mr. Rudelle, who serves as chairman of our board of directors, and served as our Chief Executive Officer until November 25, 2019, is not included in this table, as he was an executive officer of the Company for the periods in 2019 during which he served. The compensation received by Mr. Rudelle for 2019 is described below under “Executive Compensation—Compensation Discussion and Analysis–Elements of Executive Compensation Program” and under “Executive Compensation–Summary Compensation Table” and the tables that follow.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Warrant Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)(3)	Total ($)
Nathalie Balla(1)	47,960	—	199,999	—	—	36,398	284,357
Sharon Fox(4)	15,696	—	—	—	—	2,304	18,000
Edmond Mesrobian	44,472	—	199,999	—	—	35,886	280,357
Hubert de Pesquidoux	56,680	—	199,999	—	—	37,678	294,357
Rachel Picard	242,700	—	—	—	—	104,014	346,714
James Warner	81,096	—	199,999	—	—	41,262	322,357
Marie Lalleman(5)	146,775	—	—	—	—	62,904	209,679

(1)
The cash portion of Ms. Balla’s remuneration for her service as a director was paid in euros rather than U.S. dollars. For purposes of this disclosure, such amount has been converted from euros to U.S. dollars at a rate of €1.00 = $1.1416, €1.00 = $1.1123, €1.00 = $1.1115, €1.00 = $1.0982, €1.00 = $1.1128 and €1.00 = $1.1107, which represent the respective exchange rates on the dates of payment of Ms. Balla’s remuneration.

(2)
In accordance with French law, the acquisition of warrants by our directors is subject to the payment of a subscription price that must be at least equal to the fair market value of such warrants on the date of grant. The amounts reported in the Warrant Awards column reflect the subscription price of the warrants, which is equal to the aggregate grant date fair value of such warrants, computed in accordance with FASB ASC Topic 718 Compensation - Stock Compensation (“ASC Topic 718”). To account for the required subscription price, the independent directors received additional compensation from the Company equivalent in value to $200,000 as grossed up to account for withholding taxes and social contributions, and eligible to offset the subscription price for the warrants up to the amount shown. See “Independent Director Compensation” below. For information regarding the assumptions used in determining the fair value of a warrant, please refer to Note 20 of the Company’s Annual Report on Form 10-K as filed with the SEC on March 2, 2020.
All of our directors chose to subscribe for warrants in 2019 other than Ms. Picard and Ms. Lalleman, who elected to take the cash and invest an amount equal to the subscription price of the warrants they would have otherwise received in Criteo securities purchased on the open market and to hold such securities for a period of time mirroring the vesting of the warrants, i.e., a four-year period. The total number of shares purchased by Ms. Picard and Ms. Lalleman as a result were 9,610 and 6,250, respectively.

The aggregate number of warrants held by each independent director as of December 31, 2019 was as follows:

Name	Number of Warrants
Nathalie Balla	55,335
Sharon Fox	—
Edmond Mesrobian	62,245
Hubert de Pesquidoux	105,160
Rachel Picard	5,875
James Warner	122,410
Marie Lalleman	—

(3)
The amounts reported in the “All Other Compensation” column reflect gross-ups to the cash amounts paid to the directors on account of withholding taxes in the total amount of $7,040 for Ms. Balla, $2,304 for Ms. Fox, $6,528 for Mr. Mesrobian, $8,320 for Mr. de Pesquidoux, $44,379 for Ms. Picard, $11,904 for Mr. Warner and $26,839 for Ms. Lalleman, and gross-ups in respect of social contributions in the amount of $59,635 for Ms. Picard and $36,065 for Ms. Lalleman. In addition, the “All Other Compensation” column reflects Company-paid taxes in respect of the subscription price of the warrants in the total amount of $29,358 for each of Ms. Balla, Mr. Mesrobian, Mr. de Pesquidoux and Mr. Warner. No such taxes were paid by the Company on behalf of Ms. Picard and of Ms. Lalleman for 2019 because they did not subscribe for warrants. See “-Independent Director Compensation” below for a discussion of the warrants granted to non-employee members of our board of directors in 2019.

(4)	Ms. Fox resigned from our board of directors effective April 25, 2019.
(5)	Ms. Lalleman joined our board of directors effective April 26, 2019.
Independent Director Compensation
Directors (other than the chairman) who are not independent receive no remuneration for service as a member of our board of directors or any committee of the board, but are reimbursed for reasonable expenses incurred in connection with attending board and committee meetings.
The compensation committee is responsible for reviewing and recommending the compensation for the non-employee members of our board of directors for approval. The compensation committee reviews our independent director compensation annually and, with the assistance of its independent compensation consultant, designs and updates director compensation to maintain competitive compensation levels and structures.

In making decisions regarding independent director compensation, the compensation committee considers data provided by its compensation consultant regarding independent director compensation at the companies in our compensation peer group (the composition of our compensation peer group is described below under “Executive Compensation—Compensation Discussion and Analysis”). Total average compensation for each of our independent directors is generally targeted at the median of our peer group total average director compensation.
For fiscal year 2019, Compensia, Inc. (“Compensia”), the compensation committee’s compensation consultant, conducted a review of our independent director compensation compared to the competitive market. Compensia’s analysis showed that overall compensation for our independent directors was generally below or in line with the median for our peer group, as shown in the chart below. See “Executive Compensation—Compensation Discussion and Analysis” for details on the composition of our compensation peer group.

For fiscal year 2019, we maintained the same director compensation arrangements that were in place for 2018. The components of independent director compensation were as follows:

Compensation Element	Director Compensation
Annual cash remuneration(1)	$45,000
Annual equity award(2)	$200,000(3) in warrants that vest over four years, or in shares purchased on the open market that must be held for four years(4)
Committee membership remuneration(1)	$10,000 for audit committee $6,000 for compensation committee $3,000 for nomination and corporate governance committee
Committee Chair remuneration(1)	$20,000 for audit committee $15,000 for compensation committee $10,000 for nomination and corporate governance committee
Lead Independent Director remuneration(1)	$20,000
New director equity award (one-time grant)(5)	$200,000(3) in warrants that vest over four years, or in shares purchased on the open market that must be held for four years(4)
(1)    Cash remuneration paid to directors is contingent, subject to limited exceptions described below, on in-person attendance at 100% of the scheduled ordinary in-person board of directors’ meetings and four scheduled ordinary in-person committee meetings and are reduced pro-rata to the extent of any absence from such meetings; provided (i) directors are allowed to attend one meeting per year (where in-person attendance otherwise would be required) by telephone or video conference without their 100% participation rate being affected, and (ii) in the event that a regularly scheduled in-person board of directors’ meeting is changed during the course of the year, a director’s attendance at such meeting by telephone or video conference will not affect his or her 100% participation rate.

(2) Directors do not receive the annual equity attendance remuneration for the year that they join the board of directors.
(3)    The equity attendance remuneration (both the initial grant and annual grant) can be used to subscribe for warrants or, alternatively, purchase shares on the open market that must be held for four years. The amount shown is grossed up to take into account: (i) when allocated to non-French residents, a withholding tax of 12.8% payable by the Company; and (ii) when allocated to French residents, a withholding tax of 12.8% (prélèvements obligatoires) and social contributions of 17.2% (contributions sociales) payable by the Company (i.e., 30% in total).

(4)    One quarter of the warrant award vests on the first anniversary of the date of grant and the remainder vests in 12 equal quarterly installments thereafter. If a director elects to receive their equity award in cash and use such cash to purchase Company shares on the open market, such shares must be held for a period equal to the vesting period of the warrants the director would have otherwise received, i.e., a four-year period.

(5)    Prorated for directors who join during the year, upon discretion of the board of directors. If a director resigns or is removed from the board of directors before the first anniversary of his or her new director equity award, the entire award is forfeited.

The compensation committee believes that a combination of cash and equity is the best way to attract and retain directors with the background, experience and skills necessary for a company such as ours, and is in line with our industry’s practice. Pursuant to French law, non-employee directors may not be granted stock options or RSU awards. As a result, we grant warrants to our directors. We believe the additional remuneration that we pay to directors to facilitate their investment in Company securities, in the form of Company shares or warrants, is a key element of our independent director compensation aligned with our strategy to remain competitive against our peers in the advertising technology and broader technology industries.
Non-employee directors are entitled to receive additional remuneration amounting to approximately $200,000 (assuming 100% attendance at the regularly scheduled in-person board meetings for the applicable fiscal year), grossed up for any applicable withholding tax and social security charges, which currently may be used to subscribe for warrants or, alternatively, to purchase Criteo shares on the open market. The payment of this additional remuneration constitutes taxable compensation to these directors.
Each non-employee member of our board of directors currently receives (i) an initial grant of the right to subscribe for $200,000 in warrants upon being appointed and (ii) an annual grant of the right to subscribe for $200,000 in warrants for each subsequent fiscal year, conditioned on the independent director having attended at least 80% of the board’s scheduled in-person meetings for that year, both reduced proportionately for any scheduled in-person meetings during that fiscal year that they do not attend. Independent directors can either (i) subscribe for warrants (in which case they may use their grants of additional remuneration to offset the subscription price of the warrants, which must be at least equal to the fair market value of the warrants on the date of grant) or (ii) commit to purchase Company securities on the open market and hold them for periods paralleling the vesting of the warrants.
Any warrants subscribed for by the independent directors are subject to a four-year vesting period and can thereafter be exercised by the holder by paying the corresponding exercise price. The amounts reported in the column titled “Warrant Awards” in the Director Compensation table above reflect the amount of the subscription price of the warrants, which is equal to the aggregate grant date fair value of such warrants. Each independent director who chooses to subscribe for warrants and to offset the subscription price against his or her additional remuneration may nonetheless elect to receive up to 25% of such remuneration in cash to pay his or her personal taxes or social security charges that arise in connection with such remuneration and therefore to subscribe only to a portion of the warrants granted for the remaining amount of cash received.
Alternatively, if a director elects to not subscribe for all of the warrants granted to him or her by way of set-off (other than to the extent due to the director’s decision to receive remuneration in cash to pay personal taxes or social security charges) and instead chooses to be wired his or her additional remuneration in cash, he or she commits to invest an amount at least equal to the subscription price of such warrants in Company shares bought on the open market and hold them for a period that would be equal to the vesting period of the warrants that he or she would have otherwise received.
EXECUTIVE COMPENSATION
COMPENSATION DISCUSSION AND ANALYSIS
The following compensation discussion and analysis provides comprehensive information and analysis regarding our executive compensation program for 2019 for our named executive officers and provides context for the decisions underlying the compensation reported in the executive compensation tables in this Amendment. For 2019, our named executive officers included (i) our principal executive officers during 2019; (ii) our principal financial officer; (iii) our other executive officer, other than the principal executive officer and the principal financial officer, who was serving as of the end of the fiscal year and (iv) our two former executive officers who served during 2019. Unless otherwise noted, titles referred to in this section are as of December 31, 2019. For the year ended December 31, 2019, our named executive officers were:

Megan Clarken	Chief Executive Officer (principal executive officer)
Jean-Baptiste Rudelle	Former Chief Executive Officer
Benoit Fouilland	Chief Financial Officer (principal financial officer)
Ryan Damon	General Counsel & Corporate Secretary
Mary Spilman	Former Chief Operating Officer
Dan Teodosiu	Former Chief Technology Officer
Certain amounts in this Compensation Discussion and Analysis relating to compensation in 2019 have been converted from euros to U.S. dollars at a rate of €1.00 = $1.119574, which represents the average exchange rate for the year ended December 31, 2019, and certain amounts relating to compensation in 2018 have been converted from euros to U.S. dollars at a rate of €1.00 = $1.181026, which represents the average exchange rate for the year ended December 31, 2018.
We believe that we have a strong team of executives who have the ability to execute our strategic and operational priorities. The combination of strong executive leadership and highly talented and motivated employees played a key role in our solid financial performance in 2019 in a challenging context, as described below.

2019 Financial and Operating Highlights
We are a global technology company powering the world's marketers with trusted and impactful advertising. We strive to deliver measurable business results at scale across multiple marketing goals for retailers and brands, through our self-service Criteo Platform. Using shopping data, artificial intelligence ("AI") technology and extensive consumer reach, we help marketers drive Awareness, Consideration and Conversion for their products and services1 and help retailers generate advertising revenues from consumer brands. Our data is pooled among our clients and offers deep insights into consumer intent and purchasing habits. To drive trusted and impactful advertising for marketers, we activate our data assets in a privacy-by-design way through proprietary AI technology to engage consumers in real time by designing, pricing and delivering highly relevant digital advertisements ("ads") across devices and environments. We price our offering on a range of pricing models and measure our value based on clear, well-defined performance metrics, making our impact on the business of our clients both transparent and easy to measure.

____________________________________
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

Our mission is to power the world's marketers, brands, retailers, publishers, content creators, and agencies with trusted and impactful advertising. We enable our clients to address multiple goals across the marketing funnel through the Criteo Platform. Our vision is to build the leading advertising platform for the open Internet.
Leadership Transition:
Effective November 25, 2019, Megan Clarken became our Chief Executive Officer. On the same date, Jean-Baptiste Rudelle stepped down from his position as our Chief Executive Officer, a position he had held since April 25, 2018, and previously from the founding of our Company until January 1, 2016. Mr. Rudelle retained his role as chairman of our board of directors.
For more information on the specific elements of compensation paid to each of our named executive officers, including Mr. Rudelle, please see “Elements of Executive Compensation” below and “Compensation Tables—Summary Compensation Table.”
2019 Financial Highlights:
Our 2019 financial results include:

•	Revenue declined 2%, or increased 1% at constant currency, from $2,300 million in 2018 to $2,262 million in 2019;

•
Revenue excluding traffic acquisition costs, which we refer to as Revenue ex-TAC, which is a non-GAAP financial measure, decreased 2%, or increased 0.3% at constant currency, from $966 million in 2018 to $947 million in 2019;

•	Net income was $96 million in 2019, flat compared to the prior year; and

•	Adjusted EBITDA, which is a non-GAAP financial measure, decreased 7%, or 3% at constant currency, from $321 million in 2018 to $299 million in 2019.
Revenue ex-TAC and Adjusted EBITDA are non-GAAP measures. We define Revenue ex-TAC as our revenue excluding traffic acquisition costs. We define Adjusted EBITDA as our consolidated earnings before interest, taxes, depreciation and amortization, adjusted to eliminate the impact of equity awards compensation expense, pension service costs, restructuring costs, acquisition-related costs and deferred price consideration. Traffic acquisition costs consist of purchases of impressions from publishers. We purchase impressions directly from publishers or third-party intermediaries, such as advertising exchanges. We recognize cost of revenue on a publisher by publisher basis as incurred. Costs owed to publishers but not yet paid are recorded in our consolidated statements of financial position as accounts payable and accrued expenses. Please refer to footnotes 3, 4 and 5 to the “Other Financial and Operating Data” table in “Item 6. Selected Financial Data” of our Original 10-K for a reconciliation of Revenue ex-TAC to revenue and Adjusted EBITDA to net income, in each case the most directly comparable financial measure calculated and presented in accordance with GAAP. Constant currency measures exclude the impact of foreign currency fluctuations and is computed by applying the 2018 average exchange rates for the relevant period to 2019 figures.
The following charts show the growth of our revenue, Revenue ex-TAC, net income, Adjusted EBITDA and cash flow from operating activities over the past three years:

2019 Operating Highlights:

•
We added 828 net new clients, ending the year with more than 20,200 clients globally, a 4% increase year-over-year, while maintaining an average client retention rate of approximately 90%[2] over the past three years;

•	New solutions, which include all solutions outside of retargeting, grew 54% year-over-year to 12% of total Revenue ex-TAC, including 16% in the fourth quarter of 2019;

•	Our retargeting business declined slightly, in particular with large customers;

•	At the end of 2019, 800 clients were already live with our Consideration products priced on cost-per-impression (or CPM) basis just one quarter after beta launch in the third quarter of 2019; and

•	Our direct header-bidding technology connects to over 4,500 publishers across Web and App.

___________________________
2 Average client retention rate is measured on a quarterly basis.
2019 Executive Compensation Highlights
Highlights of our executive compensation program for 2019 include:

•
We continue to maintain rigorous short- and long-term incentive compensation programs for our executive officers to ensure fair ongoing pay-for-performance outcomes and strong alignment with our shareholders:

◦
We paid annual incentive bonuses to our named executive officers with funding at 79.4% of target (with the exception of Megan Clarken, whose bonus was granted at 100% of target, prorated for the period from November 25, 2019 through the end of the fiscal year in accordance with her management agreement), reflecting the rigor of our incentive compensation program and its strenuous Company performance targets, despite high overall achievement of our executives’ individual goals, as described below under the heading “—Elements of Executive Compensation Program—Annual Incentive Bonus”;

◦
50% of the performance stock units (“PSUs”) granted to certain of our named executive officers in 2019 were earned, as we met the target of our Free Cash Flow performance goals but did not meet the threshold for our Gross Revenue performance goals for 2019. As a result, target PSU awards with a total grant date fair value of $1,806,299.30 to our named executive officers in 2019 were forfeited;

◦
The PSUs and restricted stock units (“RSUs”) granted in 2019 to Mary Spilman, our former Chief Operating Officer, and Dan Teodosiu, our former Chief Technology Officer, were forfeited when they left the Company; and

◦
The stock options granted to Megan Clarken in 2019 will only deliver realizable value over time if our stock price appreciates from the date of grant. The exercise price of Ms. Clarken’s stock options is €15.67 ($17.54 at a rate of €1.00 = $1.119574, which represents the average exchange rate for the year ended December 31, 2019).

◦	Ms. Clarken has not yet realized value from these grants. No other named executive officers received stock options in 2019.

•
We updated our compensation peer groups to maintain alignment with key attributes of the Company (including our industry, market capitalization and certain financial attributes, such as annual revenue and annual revenue growth), and to reflect the Company’s position in the market and determined executive compensation levels with reference, in part, to these reasonable comparator groups;

•
We continued the practice by which a majority of our executive officers’ target total direct compensation opportunity is paid in the form of long-term performance-based equity incentives, including PSUs, RSUs, and stock options, each of which vest over four years, and generally only provide realizable pay opportunities for executives with demonstrated growth in Company value over time or achievement of measurable, objective, pre-determined performance goals; and

•
We maintained performance targets for executive bonuses that give more importance to quantitative measures of Company performance over qualitative performance goals for our named executive officers, in order to align our executives’ interests even more closely with those of our shareholders.

Executive Compensation Policies and Practices
We maintain several policies and practices, including compensation-related corporate governance standards, consistent with our executive compensation philosophy:

What We Do	What We Don’t Do
•    Clawback policy allows recoupment of incentive compensation paid to executive officers if our financial statements are the subject of a restatement or in the event of misconduct
•    Performance-based equity incentives
•    Performance-based annual incentive bonus
•    Caps on performance-based cash and equity compensation
•    Annual compensation program review and, where appropriate, alignment with our compensation peer group; review of external competitive market data when making compensation decisions
•    Significant portion of executive compensation contingent upon corporate performance, which directly influences stockholder return
•    Four-year equity award vesting periods, including a one-year performance period and a two-year initial vesting cliff for PSUs
•    Prohibition on short sales, hedging of stock ownership positions and transactions involving derivatives of our ADSs
•    Limited executive perquisites
•    Independent compensation consultant engaged by our compensation committee
•    Annual board and committee self-evaluations
•    Established market practice chairman and Section 16 executive officer share ownership requirement guidelines (new for 2019)

•    No “single-trigger” change of control benefits
•    No post-termination retirement or pension non-cash benefits or perquisites for our executive officers that are not available to our employees generally
•    No tax “gross-ups” for change of control benefits
•    No employment agreements with executive officers that contain guaranteed salary increases or equity compensation
•    No discounted stock options or option re-pricings without shareholder approval
•    No payment or accrual of dividends on unvested stock option, PSU or RSU awards

Executive Pay Mix for 2019
The charts below show the target total pay mix for 2019 of each of Ms. Clarken, our current Chief Executive Officer, Mr. Rudelle, our former Chief Executive Officer, and Mr. Fouilland, our Chief Financial Officer. The chart for Ms. Clarken excludes her $300,000 sign-on bonus received when she joined the Company in November 2019, but includes her full annual salary and target bonus. The chart illustrates the predominance of performance-based compensation and variable (as opposed to fixed) long-term incentive compensation through equity awards in our executive compensation program. We believe that this weighting of components allows us to reward our executives for achieving or exceeding our financial, operational and strategic performance goals, and align our executives’ long-term interests with those of our shareholders.
For more information on the pay mix for our named executive officers, please see “Compensation Tables—Summary Compensation Table.”
Realizable Pay for 2019
Because our compensation committee aims to align executives’ incentives with shareholder value creation, the majority of our named executive officers’ compensation is composed of equity awards, the value of which is significantly impacted by both stock-based performance and Company financial performance. There is no assurance that the grant date fair values reported in the Summary Compensation Table for these equity awards will be reflective of their actual economic value or that comparable amounts will ever be realized by our named executive officers. For example, we granted PSUs to Messrs. Rudelle, Fouilland and Teodosiu, and Ms. Spilman, in 2019 that were scheduled to vest in April 2021 based on achievement of our pre-determined Gross Revenue and Free Cash Flow goals, but, as a result of Company financial performance against established targets over the measurement period, only 50% of these PSUs were earned (as described further below). Similarly, the stock options granted to Ms. Clarken in 2019 were “out-of-the-money” at fiscal year-end and will only deliver actual value to her with future stock price appreciation above the exercise price of such stock options.
The chart below compares 2019 target total compensation provided to each of Mr. Rudelle, our former Chief Executive Officer for the 2019 fiscal year until November 25, 2019, and Mr. Fouilland, our Chief Financial Officer, to the value of the pay realizable for each pay component by Messrs. Rudelle and Fouilland as of fiscal year end 2019. We have not included Mr. Damon in the chart because Mr. Damon first became a named executive officer in 2019, and his 2019 compensation was not decided by the compensation committee. Target total compensation for the chart below represents: (1) base salary, (2) 2019 target cash bonus opportunity (100% of base salary in the case of Mr. Rudelle, and 75% of base salary in the case of Mr. Fouilland), and (3) the aggregate grant date fair values of PSUs and RSUs (including special supplemental RSUs, as described below) granted to each of Mr. Rudelle and Mr. Fouilland in 2019 (as reflected in the Stock Awards and Option Awards columns of the Summary Compensation Table included below under the heading “Compensation Tables”). Mr. Rudelle’s total target compensation for fiscal year 2019 was $9,254,767, and Mr. Fouilland’s total target compensation for fiscal year 2019 was $4,589,610. For more information, please see “Compensation Tables—Summary Compensation Table.”
Total realizable compensation for the chart below represents: (1) each executive’s base salary, (2) each executive’s actual earned cash bonus for 2019 (as disclosed in the Summary Compensation Table), and (3) the actual intrinsic value of the equity awards, as of December 31, 2019, granted to each of Mr. Rudelle and Mr. Fouilland in 2019. For PSUs, this amount is calculated by multiplying the number of shares earned by each executive in 2019 by our closing stock price on December 31, 2019. For RSUs, this amount is calculated by multiplying the number of RSUs allocated to each executive in 2019 by our closing price on December 31, 2019. In addition, we have shown realizable compensation using our closing stock price on March 20, 2020.
Mr. Rudelle’s realizable pay for fiscal 2019 was approximately $7,909,699, or approximately 85% of his fiscal 2019 target total pay using our closing stock price on December 31, 2019, and approximately $3,187,000, or approximately 34% of his fiscal 2019 target total pay using our closing stock price on March 20, 2020. Mr. Fouilland’s realizable pay for fiscal 2019 was approximately $3,945,309, or approximately 86% of his fiscal 2019 target total pay using our closing stock price on December 31, 2019, and approximately $1,738,000, or approximately 38% of his fiscal 2019 target total pay using our closing stock price on March 20, 2020.
Former Chief Executive Officer

Base Salary
Bonus
RSU
PSU
$10,000
$9,000
$8,000
$7,000
$6,000
$5,000
$4,000
$3,000
$2,000
$1,000
$0
$9,256
$2,459
$5,677
$555
$555
= 85% of target
$7,911
$1,230
$5,677
$441
$555
= 34% of target
$3,187
$390
$1,801
$441
$555
FY19 Target Total Pay
FY19 Realizable Total Pay
FY19 Realizable Total Pay (3/20 closing price)

Chief Financial Officer

Base Salary
Bonus
RSU
PSU
$5,000
$4,500
$4,000
$3,500
$3,000
$2,500
$2,000
$1,500
$1,000
$500
$0
$4,590
$1,151
$2,655
$336
$448
= 86% of target
$3,945
$575
$2,655
$267
$448
= 38% of target
$1,738
$182
$841
$267
$448
FY19 Target Total Pay
FY19 Realizable Total Pay
FY19 Realizable Total Pay
(3/20 closing price)

Compensation Philosophy and Objectives
Pay for Performance
Our philosophy in setting compensation policies for our executive officers has four fundamental objectives: (1) to attract and retain a highly skilled team of executives in competitive markets; (2) to reward our executives for achieving or exceeding our financial, operational and strategic performance goals; (3) to align our executives’ long-term interests with those of our shareholders;

and (4) to provide compensation packages that are both competitive and reasonable relative to our peers and the broader competitive market. The compensation committee and the board of directors believe that executive compensation should be directly linked both to continuous improvements in corporate performance and to accomplishments that are expected to increase shareholder value over time. Historically, the board of directors has compensated our executive officers through three direct compensation components: base salary, an annual incentive bonus opportunity and long-term incentive compensation in the form of equity awards. The compensation committee and the board of directors believe that cash compensation in the form of base salary and an annual incentive bonus opportunity provides our executive officers with short-term rewards for success in operations, and that long-term incentive compensation in the form of equity awards increases retention and aligns the objectives of our executive officers with those of our shareholders with respect to long-term performance. Since 2015, long-term equity compensation for our executive officers has consisted of both PSU awards and stock options. Since 2019, we have included RSUs in the overall mix of compensation for our executive officers in place of stock options, outside of stock options granted in connection with inducement or initial equity awards. For more information, please see “—Long Term Incentive Compensation.”
Participants in the Compensation Process
Role of the Compensation Committee and the Board of Directors
In accordance with French law, committees of our board of directors have an advisory role and can only make recommendations to our board of directors. As a result, while our compensation committee is primarily responsible for our executive compensation program, including establishing our executive compensation philosophy and practices, as well as determining specific compensation arrangements for the named executive officers, final approval by our board of directors is required on all such matters. The board of directors’ decisions and actions regarding executive compensation referred to throughout this Compensation Discussion and Analysis are made following the compensation committee’s comprehensive in-depth review, analysis and recommendation.
The board of directors approves the performance goals recommended by the compensation committee under the Company’s annual and long-term incentive plans and achievement by our executive officers of these goals. While the compensation committee draws on a number of resources, including, for 2019, input from Mr. Rudelle and Ms. Clarken, who each served as our Chief Executive Officer during 2019, and the compensation committee’s compensation consultant, to make decisions regarding our executive compensation program, the compensation committee is responsible for making the ultimate recommendation to be approved by the board of directors. The compensation committee relies upon the judgment of its members in making recommendations to the board of directors after considering several factors, including recommendations of the chairman of the board of directors and the Chief Executive Officer with respect to the compensation of executive officers (other than their own compensation), Company and individual performance, perceived criticality, retention objectives, internal fairness, current compensation opportunities as compared to similarly situated executives at peer companies (based on a review of competitive market analyses prepared by its compensation consultant) and other factors as it may deem relevant.
Role of Compensation Consultant
The compensation committee retains the services of Compensia as its independent compensation consultant. The mandate of the compensation consultant includes assisting the compensation committee in its review of executive and director compensation practices, including the competitiveness of pay levels, design of the Company’s annual and long-term incentive compensation plans, executive compensation design, and analysis of competitive market practices. The compensation committee is responsible for oversight of the work of the compensation consultant and annually evaluates the performance of the compensation consultant. The compensation committee has discretion to engage and terminate the services provided by the compensation consultant, subject to formal approval by the board of directors.
At its meeting in October 2019, the compensation committee assessed the independence of Compensia pursuant to SEC and Nasdaq rules and the board of directors concluded that no conflict of interest exists that would prevent Compensia from serving as an independent consultant to the compensation committee.
Role of Chairman and Chief Executive Officer
Mr. Rudelle and, after November 25, 2019, Ms. Clarken, attended compensation committee meetings and worked with the chair of the compensation committee and its compensation consultant to develop compensation recommendations for the executive officers (excluding Mr. Rudelle and Ms. Clarken), based upon individual experience and breadth of knowledge, individual performance during the year and other relevant factors. The recommendations of individuals holding the positions of chairman and Chief Executive Officer are reviewed and considered with other applicable information by the compensation committee, which then makes a recommendation to the board of directors. The compensation committee works directly with its compensation consultant to recommend to the board of directors compensation actions for individuals holding the position of chairman and Chief Executive Officer. In accordance with Nasdaq rules, individuals holding the positions of chairman and Chief Executive Officer are not present during deliberations or voting concerning their own compensation.
Use of Competitive Market Data
The compensation committee draws on a number of resources to assist in the evaluation of the various components of the Company’s executive compensation program, including an evaluation of the compensation practices at peer companies. The compensation committee uses data from this evaluation to assess the reasonableness of compensation and ensure that our compensation practices are both competitive in the marketplace and reasonable.
Our peer companies in 2019 were provided to the compensation committee by Compensia, then selected by the compensation committee and subsequently approved by the board of directors. Each year, the compensation committee reviews our peer group with the assistance of the compensation consultant and updates the peer group as appropriate. The companies comprising the peer group for 2019 were selected on the basis of their comparability to Criteo in terms of broad industry (software and services companies focused on digital media/advertising in the United States and software/technology companies more broadly in Europe, given the more limited number of comparable companies in the European market), geographic location, market capitalization, financial attributes (including revenue, revenue growth, comparable gross margin and cash flow) and number of employees.
Based on this evaluation, the compensation committee selected the peer companies in the following table for 2019. Given the Company’s unique position as a French company publicly-listed on the Nasdaq Global Market in the United States with certain executives based in Europe, the compensation committee determined that it was appropriate to develop both U.S. and international peer groups. The peer companies generally had revenues between half and two times the Company’s revenue, and market capitalization between half to three times the Company’s market capitalization.
U.S. Peers:

Blackbaud	j2 Global	Shutterfly
Cloudera	MicroStrategy	Tableau Software
Cornerstone OnDemand	Nutanix	Verint Systems
Endurance International	Pandora Media	Yelp
Fair Isaac	Paylocity Holding	Zynga
FireEye	QAD
HubSpot	RealPage
European Peers:

Auto Trader Group	Luxoft Holding	Talend S.A.
Cimpress N.V.	Playtech	Travelport Worldwide
Delivery Hero	Rightmove	trivago
InterXion Holding N.V.	Scout24
Just Eat	Sophos Group

Changes to our peer group from 2018 to 2019 include the addition of Blackbaud, Cloudera, Hubspot, Microstrategy, and QAD, and the removal of GoDaddy, Grubhub, and Zillow, resulting in a peer group that we believe is closer to Criteo’s financial and value criteria.
In addition to reviewing data drawn from these peer groups, the compensation committee also reviews competitive compensation data from broader Radford technology survey cuts and Compensia databases. To assist the Company in making its executive compensation decisions for 2019, Compensia evaluated competitive market practices, considering base salary, target annual incentives as a percentage of base salary, target total cash compensation, target annual long-term incentive grant date fair values, equity award mixes, equity award structures and target total direct compensation.
In general, our board of directors seeks to set executives’ total cash compensation (base salary plus target annual incentive bonus) and long-term incentive compensation at levels that are competitive with our peers (based on its review of the compensation data for executives with similar roles in the Company’s peer groups) and, in the case of long-term incentive compensation, at a level great enough to ensure deep alignment of our executive officers’ interests with those of our shareholders.
However, the compensation committee does not formally “benchmark” our executive officers’ compensation to a specific percentile of our peer group. Instead, it considers competitive market data as one factor among many in its deliberations. The compensation committee exercises independent judgment in determining appropriate levels and types of compensation to be paid based on its assessment of several factors, including recommendations of the chairman and the Chief Executive Officer with respect to the compensation of executive officers (other than their own compensation), Company and individual performance, perceived criticality, retention objectives, internal fairness, current compensation opportunities as compared with similarly situated executives at peer companies (based on review of competitive market analyses prepared by its compensation consultant) and other factors as it may deem relevant.
The chart below is based on the peer data reviewed by our compensation committee in setting target compensation levels for our current Chief Executive Officer, our former Chief Executive Officer and our Chief Financial Officer for fiscal year 2019 and shows a comparison, for illustrative purposes, of the elements of fiscal year 2019 target total compensation for each Chief Executive Officer and our Chief Financial Officer against chief executive officer and chief financial officer compensation for our U.S. peer group.
We have chosen to present this data for our current Chief Executive Officer, our former Chief Executive Officer and our Chief Financial Officer only, rather than all of our named executive officers, because chief executive officer and chief financial officer are the two roles for which our compensation committee has access to the most comparable company data, and because these are the two roles most responsible for setting our strategic direction and articulating it to financial markets and investors (and therefore for which alignment of interests with shareholders is most important). We chose to present only the comparison against the U.S. peer group because our U.S. peer group consists of companies with which we are most likely to compete for talent, and is therefore the more important of the two peer groups in our compensation committee’s analysis.

In the chart below, “Total Cash” consists of each executive officer’s base salary and target bonus under the Criteo Executive Bonus Plan (“EBP”) (as further discussed under “—Elements of Executive Compensation Program—Annual Incentive Bonus” below), which, for fiscal year 2019, was greater than the bonus each executive actually earned under our EBP. “Equity Value” includes the combined aggregate grant date fair value of each award at target, and therefore assumes that all PSUs have been earned under the applicable performance criteria. As discussed above, for 2019, 50% of the shares subject to our named executive officers’ 2019 PSU awards were earned. Additionally, in 2019, our board of directors made a special supplemental grant of RSUs to Messrs. Rudelle, Fouilland and Teodosiu and Ms. Spilman, in order to reward each individual’s performance and go-forward criticality and to help achieve retention objectives with respect to executives based on review of their existing equity retention profiles as impacted by a 0% payout of 2018 PSUs and the “underwater” status of all outstanding option awards. The RSUs granted to Ms. Spilman and Mr. Teodosiu were forfeited upon their respective departures from the Company. In the case of Ms. Clarken, the value of each element of compensation in the table below is greater than the compensation she actually received in 2019—the chart below shows the compensation that an individual in the Chief Executive Officer position would have received for the entirety of 2019, whereas Ms. Clarken only began serving as our Chief Executive Officer on November 25, 2019. For more information on the specific elements of compensation to each of our executives, please see “Compensation Tables—Summary Compensation Table.”

CURRENT CEO
in thousands of U.S. dollars unless indicated otherwise
	CRTO FY19 Target	U.S. Market Percentile	CRTO FY19 Realizable Pay
Base Salary	$650	60%	$650
Total Cash	$1,300	60%	$1,300
Equity Value	$4,944	40%	$2,484
Target Total Pay	$6,244	40%	$3,784
Excludes sign-on bonus

FORMER CEO
in thousands of U.S. dollars unless indicated otherwise
	CRTO FY19 Target	U.S. Market Percentile	CRTO FY19 Realizable Pay
Base Salary	$555	50%	$555
Total Cash	$1,109	55%	$995
Equity Value	$8,146	75%	$5,425
Target Total Pay	$9,255	75%	$6,420

CFO
in thousands of U.S. dollars unless indicated otherwise
	CRTO FY19 Target	U.S. Market Percentile	CRTO FY19 Realizable Pay
Base Salary	$448	50%	$448
Target Total Cash	$784	75%	$715
Equity Value	$3,806	>75%	$2,535
Target Total Pay	$4,590	>75%	$3,249
For illustrative purposes only, we have also included realizable pay for 2019 for each of our current Chief Executive Officer, former Chief Executive Officer and Chief Financial Officer, which includes, in each case, (1) base salary, (2) total cash including actual earned cash bonus for 2019 under our EBP (as disclosed in the Summary Compensation Table) and (3) the actual intrinsic value, as of December 31, 2019, of the equity awards granted to the executive in 2019. For PSUs, this amount is an aggregate of $1,806,231 for both Messrs. Rudelle and Fouilland because only 50% of the PSUs awarded in 2019 were earned. For RSUs, this amount is an aggregate of $8,338,953 for both Messrs. Rudelle and Fouilland. For Ms. Clarken’s stock options, this amount reflects the spread between our closing stock price on December 31, 2019, and the exercise price of such options multiplied by the number of Ordinary Shares underlying such options. For 2019, this amount is $0 for Ms. Clarken, our only named executive officer to receive stock options in 2019, because all of the stock options granted during 2019 had an exercise price that was higher than the fair market value of the ordinary shares and thus were “out-of-the-money” at year-end. For more information on realizable pay, please see “—Realizable Pay for 2019.”
Prior Year Say-On-Pay Results
Our executive compensation program received significant shareholder support and was approved, on a non-binding advisory basis, by 92.7% of the votes cast at the 2019 Annual General Meeting. We value feedback from our shareholders on our executive compensation program and corporate governance policies and welcome input, as it impacts our decision-making. We believe that ongoing engagement builds mutual trust with our shareholders and we will continue to monitor feedback from our shareholders and may solicit outreach on our programs, as appropriate. At the 2016 Annual General Meeting, shareholder votes expressed a preference for the say-on-frequency proposal to hold an advisory vote to approve executive compensation on an annual basis. In light of this vote, the Company’s board of directors determined that the Company will continue to hold an advisory vote to approve executive compensation on an annual basis until the next required say-on-frequency vote, which will be held at the 2022 Annual General Meeting.
In 2019, Criteo’s management team continued to frequently engage with the investment community, hosting and participating in almost 300 in-person meetings, including during roadshows and conferences as well as phone calls. Shareholders we spoke to jointly represented approximately 68% of floating shares as of December 31, 2019. In such engagements, Criteo’s executive compensation program was a common discussion topic and investors’ feedback and suggestions on such program were regularly heard and taken into consideration. In our shareholder outreach specific to the 2019 Annual General Meeting, Criteo’s management team spoke directly with 50% of its top-40 shareholders, jointly owning approximately 50% of shares. Based on feedback from our shareholders, our compensation committee and board of directors will consider potential shareholders’ concerns and take them into account in future determinations concerning compensation of our named executive officers.
Elements of Executive Compensation Program
In 2019, as in prior years, our executive compensation program consisted of three principal elements:

•	Base salary

•	Annual incentive bonus

•	Long-term incentive compensation

Base Salary
Base salary is the principal fixed element of an executive officer’s annual cash compensation during employment. The level of base salary reflects the executive officer’s skills and experience and is intended to be on par with other job opportunities available to such executive officer. Given the industry in which we operate and our compensation philosophy and objectives, we believe it is important to set base salaries at a level that is both competitive with our peer group in order to retain our current executives and reasonable, and to hire new executives when and as required. However, our review of the competitive market data is only one factor in setting base salary levels. In addition, the compensation committee also considers the following factors:

•	individual performance of the executive officer, as well as overall performance of the Company, during the prior year;

•	level of responsibility, including breadth, scope and complexity of the position;

•	years and level of experience and expertise and location of the executive officer;

•	internal review of the executive officer’s compensation relative to other executives to take into account internal fairness considerations; and

•
in the case of executive officers other than those holding the positions of chairman and Chief Executive Officer, the recommendations of the individuals holding the positions of chairman and Chief Executive Officer.

Base salaries for our executive officers are determined on an individual basis at the time of hire. Adjustments to base salary are considered annually based on the factors described above.
2019 Base Salaries
The base salaries of the named executive officers for 2018 and 2019, each in local currency and converted into U.S. dollars (on a constant currency basis for 2019), and the rationale for any base salary adjustment are set forth below:

Name	Position(1)	2018 Base Salary (in local currency)	2019 Base Salary (in local currency)	2018 Base Salary (in USD)(2)	2019 Base Salary at Constant Currency (in USD)(2)	Rationale for Adjustment
Megan Clarken	Chief Executive Officer	N/A	$650,000	N/A	$650,000
Ms. Clarken began serving as our Chief Executive Officer on November 25, 2019. The amounts shown reflect the compensation she would have received if she had served for the full year.

Ms. Clarken’s remuneration is solely for her role as Chief Executive Officer of Criteo Corp.

Jean-Baptiste Rudelle	Former Chief Executive Officer	€23,299 (services to Criteo S.A. as executive chairman, pro rated) $27,290 (services to Criteo Corp. as executive chairman, pro rated) €340,619 (services as Chief Executive Officer, pro rated)	€495,323	$457,087	$584,989
Until April 25, 2018, Mr. Rudelle served as executive chairman of the Company, which is reflected in the amounts shown in the table. In connection with Mr. Rudelle’s transition from executive chairman to Chief Executive Officer on April 25, 2018, his base salary was increased from $175,123 to €495,323 (or approximately $584,989) to reflect the change in role. Mr. Rudelle’s base salary was not increased from 2018 to 2019.

Benoit Fouilland	Chief Financial Officer	€350,000	€400,000	$413,359	$472,410	Base salary increase to recognize strong performance.

Ryan Damon	Executive Vice President, General Counsel & Corporate Secretary	$415,000	$415,000	$415,000	$415,000	Mr. Damon first became a named executive officer in 2019. Mr. Damon’s base salary was not increased from 2018 to 2019.
Mary Spilman	Former Chief Operating Officer	$500,000	$515,000	$500,000	$515,000
Ms. Spilman served as Chief Operating Officer until July 5, 2019. The amounts shown for 2019 reflect the compensation she would have received if she had served for the full year.

Base salary increase to recognize market movement and to maintain a competitive salary position.

Dan Teodosiu	Former Chief Technology Officer	€325,000	€335,000	$383,833	$395,644
Mr. Teodosiu served as Chief Technology Officer until September 30, 2019. The amounts shown for 2019 reflect the compensation he would have received if he had served for the full year.

Base salary increase to recognize market movement and to maintain a competitive salary position.

(1) Refers to such named executive officer’s position at the end of 2019.
(2) 2018 base salaries have been converted from euros to U.S. dollars at a rate of €1.00 = $1.181026, which represent average exchange rates for the year ended December 31, 2018. 2019 base salaries are presented on a constant currency basis, using the 2018 average exchange rates set forth in the preceding sentence, for comparative purposes.

Annual Incentive Bonus
The Company provides our executive officers with the opportunity to earn annual cash bonus awards pursuant to the Criteo Executive Bonus Plan (the “EBP”), which are specifically designed to motivate our executive officers to achieve pre-established Company-wide goals set by the board of directors and to reward them for individual results and achievements in a given year.
The EBP is intended to provide structure and predictability regarding the determination of performance-based cash bonuses. Specifically, the EBP seeks to:

(i)	help attract and retain a high quality executive management team;

(ii)	increase management focus on challenging yet realistic goals intended to create value for shareholders;

(iii)	encourage management to work as a team to achieve the Company’s goals; and

(iv)	provide incentives for participants to achieve results that exceed Company goals.
Pursuant to the EBP, the annual cash bonus opportunities for our executive officers are approved on an annual basis by the board of directors. The Company goals, their relative weighting, and the relative weighting for each of the individual performance goals of the executive officers, if applicable, are also established by the board of directors at the beginning of the year, upon recommendation of the compensation committee, shortly after the board of directors has approved our annual operating plan.
Under the EBP, the board of directors has the discretion to determine the extent to which a bonus award will be adjusted based on an executive officer’s individual performance or such other factors as it may, in its discretion, deem relevant. An executive officer’s bonus award may be adjusted downward to zero by the board of directors based on a review of individual performance. The board of directors is not required to set individual qualitative goals for a given year.
2019 Annual Bonus Incentive
The performance measures and related target levels for the 2019 EBP, which reflected performance requirements set at the start of the year in the Company’s annual operating plan, were developed by the compensation committee and approved by the board of directors at meetings held in March 2019. For 2019, the board of directors, on recommendation from the compensation committee, set two shared quantitative goals applicable to all of the named executive officers (weighted 80%, collectively) and individual qualitative goals for each of our named executive officers (weighted 20%).
Quantitative Goals
The quantitative measures selected for the 2019 EBP were (i) Revenue ex-TAC growth, measured at constant currency, from 2018 to 2019, and (ii) Adjusted EBITDA (on an absolute basis but adjusted to remove the impact of currency fluctuations) achieved during 2019. These measures were selected by the board of directors because Revenue ex-TAC and Adjusted EBITDA are the key measures it uses to monitor the Company’s financial performance. In particular, our strategy focuses on maximizing the growth of our Revenue ex-TAC on an absolute basis over maximizing our near-term gross margin, as we believe this focus builds sustainable long-term value for our business by fortifying a number of our competitive strengths, including access to advertising inventory, breadth and depth of data and continuous improvement of the Criteo AI Engine’s performance, allowing it to deliver more relevant advertisements at scale. In 2019 (as in 2017 and 2018), the Revenue ex-TAC metric and Adjusted EBITDA metric were given equal weight. In setting the payout scale for both the Revenue ex-TAC portion and the Adjusted EBITDA portion of the quantitative goals, our compensation committee took into consideration the known and perceived challenges for Criteo and the overall advertising technology industry for 2019, which has resulted in a flattening of our earnings expectations for 2019 as well as a need to reinforce executive retention efforts, while remaining in line with market practices.
The payout scale on the Revenue ex-TAC portion of the quantitative goals was as follows, with Revenue ex-TAC growth measured, in each case, on a constant-currency basis:
•If Revenue ex-TAC growth was positive by less than 5.4% in 2019 compared to 2018 (rounded up or down to the nearest tenth), the payout on the Revenue ex-TAC portion of the quantitative goals was between 50% and 100% of target;
•If Revenue ex-TAC growth was positive by between the 5.4% target and the “stretch” 7.7% target, the payout on the Revenue ex-TAC portion of the quantitative goals was between 100% and 150% of target;
•If Revenue ex-TAC growth was positive by more than the 7.75% stretch target but less than 10%, the payout on the Revenue ex-TAC portion of the quantitative goals was between 150% and 200% of target; and
•If Revenue ex-TAC growth was positive by 10% or more, our executives could achieve the maximum payout on the Revenue ex-TAC portion of the quantitative goals, which was 200%.
The payout scale on the Adjusted EBITDA portion of the quantitative goals was as follows, in each case calculated on an absolute basis and excluding currency impacts:
•If Adjusted EBITDA for 2019 was between $237 million and the $299 million target, the payout on the Adjusted EBITDA portion of the quantitative goals was between 50% and 100% of target;
•If Adjusted EBITDA for 2019 was between the $299 million target and a $335 million “stretch” target, the payout on the Adjusted EBITDA portion of the quantitative goals was between 100% and 150% of target;

•If Adjusted EBITDA for 2019 was above the $335 million stretch target but less than $370 million, the payout on the Adjusted EBITDA portion of the quantitative goals was between 150% and 200% of target; and
•If Adjusted EBITDA for 2019 was $370 million or above, our executives could achieve the maximum payout on the Adjusted EBITDA portion of the quantitative goals, which was 200%.
The quantitative goals set forth herein and the achievement levels for such goals were designed to ensure proper alignment between our executive bonus plan provisions and the internal 2019 financial plan supporting the guidance that we published at the beginning of fiscal year 2019.
The chart below sets forth the quantitative goals for 2019 and the achievement levels for such goals, as well as actual Company performance for 2019 against which executive performance was measured. As shown below, year-over-year Revenue ex-TAC growth was 0.3% at constant currency, resulting in a 52.8% payout for the Revenue ex-TAC portion of the quantitative goals, and Adjusted EBITDA was $293.7 million, resulting in a payout of 95.7% on the Adjusted EBITDA portion of the quantitative goals.

Performance Measure	Weight	50%	100%	150%	200%	Actual
2019 Revenue ex-TAC growth at constant currency	40%	0%	5.4%	7.75%	≥10%	0.3%
2019 Adjusted EBITDA on an absolute and constant currency basis	40%	$237 million	$299 million	$335 million	≥$370 million	$293.7 million

Qualitative Goals
In addition, the board of directors selected individual qualitative goals for each of the named executive officers that were aligned to strategic performance objectives for those individuals. The qualitative goals were weighted 20% for each named executive officer and were subject to a maximum payout of 200% of the applicable portion. Some variation applied from named executive officer to named executive officer and from goal to goal. These qualitative goals for 2019 were set in March 2019, and the compensation committee develops these goals with the intent to be rigorous and difficult to achieve. The qualitative goals for 2019 included: (i) for Mr. Rudelle, making self-service the center of our product and go-to-market strategy, growing our new products to diversify outside of retargeting, and promoting operational excellence, making Criteo smarter and faster; (ii) for Mr. Fouilland, ensuring robust forecasting and budget management, safeguarding delivery of the self-service initiative through adequate program governance and close monitoring, and enabling the execution of the operational excellence program in S&O and the activation of productivity levers in R&D; (iii) for Mr. Damon, building a legal operations function and implementing contracts management processes, updating internal legal policies and procedures, show at least one tangible success from the government affairs team, and become a more business-focused, results-oriented legal team; (iv) for Mr. Teodosiu, ensuring objectives, key results and staffing are aligned with product priorities, increasing speed of delivery and efficiency, and showing returns on investment from Criteo AI Lab by the end of the year and defining its 2020 mission and structure and (v) for Ms. Spilman, an accelerated rollout of new products, a self-service transformation and updates to the Retail Media business. Ms. Clarken did not have qualitative goals for 2019, as she joined the Company on November 25, 2019. In connection with Ms. Clarken’s recruitment to Criteo, Ms. Clarken’s management agreement provided that her annual bonus payment for 2019 would be no less than her target bonus, prorated for the period of 2019 following her effective date.

2019 Annual Cash Bonus Payouts
The board of directors approved annual incentive bonus awards for each named executive officer under the 2019 EBP as follows:

Name	Bonus Target as % of Base Salary(1)	Quantitative Goals Achievement (80%)	Qualitative Goals Achievement (20%)	Funding Multiplier as % of Target	Actual Payout Amount(2)
Jean-Baptiste Rudelle	100%	74.3%	100%	79.44%	$470,505
Megan Clarken	100%	N/A	N/A	N/A	$65,890
Benoit Fouilland	75%	74.3%	100%	79.44%	$284,969
Ryan Damon	50%	74.3%	100%	79.44%	$164,838
Mary Spilman(3)	100%	N/A	N/A	N/A	N/A
Dan Teodosiu(3)	60%	N/A	N/A	N/A	N/A

(1) Bonus targets as a percentage of base salary for the named executive officers did not change from 2018 to 2019.
(2) Certain amounts have been converted from euros to U.S. dollars at a rate of €1.00 = $1.119574, which represents the average exchange rate for the year ended December 31, 2019.
(3) Ms. Spilman and Mr. Teodosiu did not receive annual incentive payouts in respect of 2019.
Long-Term Incentive Compensation
Long-term incentive compensation in the form of equity awards is an important tool for the Company to attract industry leaders of the highest caliber in the technology industry and to retain them for the long term. The majority of our named executive officers’ target total direct compensation opportunity in 2019 was provided in the form of long-term equity awards (92% of total compensation for Ms. Clarken, and 86% on average for Messrs. Rudelle and Fouilland). We use equity awards to align our executive officers’ financial interests with those of our shareholders by motivating them to assist with the achievement of both near-term and long-term corporate objectives.
Historically, the board of directors only granted stock options to employees. However, following a change to the tax treatment of RSUs under French law (the enactment of the Loi Macron, in 2018 the board of directors, after careful review by the compensation committee, decided to add RSUs to the Company’s equity compensation program for certain employees, including executive officers at the discretion of the board of directors, and PSUs to the Company’s equity compensation program for executive officers and managers and certain other employees. In October 2015, the Company’s shareholders approved: (i) a general plan (as such plan has been amended, the “Amended and Restated 2015 Time-Based RSU Plan”) providing for the grant of time-based RSUs to employees of the Company, and (ii) a performance-based plan (as such plan has been amended, the “Amended and Restated 2015 Performance-Based RSU Plan”) providing for the grant of PSUs, subject to the achievement of performance goals and time-based vesting, to the executive officers and certain other members of management and employees of the Company, as determined by the board of directors.
In 2019, we granted RSUs and PSUs to our executive officers, as well as, in the case of Megan Clarken, stock options. Stock options provide our executive officers with realizable value over time only if our shareholders also realize value after the date the options are granted. RSUs and PSUs provide an appropriate balance between addressing retention objectives and driving corporate performance.
In addition to the initial equity award that each executive officer receives upon being hired, the board of directors also grants some or all of our executive officers additional equity awards each year as part of our annual review of our executive compensation program. The eligibility for, and size of, any additional equity award to each of our executive officers are determined on a discretionary basis taking into account the following factors:

•	each executive officer’s individual performance assessment, the results and contributions delivered during the year, as well as his or her anticipated potential future impact;

•	delivering equity values that are competitive, yet reasonable, when compared to the equity values delivered by the companies in our peer group to their executives with similar responsibility;

•	the size and vesting schedule of existing equity awards in order to maximize the long-term retentive power of additional awards;

•	the size of each executive officer’s total cash compensation opportunity;

•	the Company’s overall performance relative to corporate objectives; and

•	the Company’s overall equity pool for the year.

Based on the foregoing factors, the board of directors, upon recommendation of the compensation committee, determined that the regular 2019 long-term incentive compensation to be granted to each of our executive officers should consist of a mix of RSUs and PSUs. In addition, the board of directors determined to grant stock options to Megan Clarken as part of her inducement equity grant when she joined the Company in the fourth quarter of 2019. As in prior years, a significant portion of the compensation awarded to our named executive officers will remain performance based, although an exception was made in connection with the initial inducement awards granted to Ms. Clarken in connection with her recruitment.
The table below sets forth the equity awards granted by the board of directors to our named executive officers in 2019:

Name	Shares Issuable Upon Exercise of Stock Options Granted in 2019	Shares Issuable Upon Vesting of PSUs Granted in 2019(1)	Shares Issuable Upon Vesting of RSUs Granted in 2019
Jean-Baptiste Rudelle	–(2)	111,458	257,291
Megan Clarken	375,467	–(3)	143,308
Benoit Fouilland	–(2)	52,083	120,208
Ryan Damon	–(2)	–(4)	–(4)
Mary Spilman	–(2)	–(5)	–(5)
Dan Teodosiu	–(2)	–(5)	–(5)

(1) The amounts of PSUs set forth in this column show the amounts originally granted to our named executive officers. As set forth below, only 50% of the shares subject to 2019 PSU awards to our named executive officers were earned.

(2) In connection with her recruitment to Criteo, Ms. Clarken was the sole named executive officer to receive an award of stock options during 2019.
(3) Ms. Clarken did not receive an award of PSUs in 2019, as she joined the Company in November 2019.
(4) Mr. Damon did not receive an equity grant in 2019.
(5) The PSU and RSU awards granted to Ms. Spilman and Mr. Teodosiu in 2019 were forfeited upon their termination of employment with the Company.
Vesting of Stock Option Grants
To aid in retention, Ms. Clarken’s stock option awards have a four-year vesting period, with one quarter of the award vesting on the first anniversary of the date of grant and the remainder vesting in 12 equal quarterly installments thereafter, subject to the recipient’s continued employment with the Company.

Performance Conditions and Vesting of PSU Grants
Our Ordinary Shares subject to the PSUs granted to the named executive officers were to be earned contingent upon the attainment of 2019 Gross Revenue and Free Cash Flow goals set by the board of directors in the first quarter of 2019.
Achievement in Gross Revenue and Free Cash Flow are important metrics used by the board of directors to measure the Company’s financial performance and creation of shareholder value given our current development stage, the significant growth opportunities ahead of us and the significant impact that high Gross Revenue and Free Cash Flow can have on the Company’s profitability and cash generation given the scalability of our operating model. As a result, given the increased focus that the Company is putting on profitability and cash flow generation, the compensation committee and board of directors determined that growth in these two metrics, with a 50% weighting on Gross Revenue and a 50% weighting on Free Cash Flow, was, unlike in prior years, the appropriate performance measure for the 2019 PSU awards. Our compensation committee and board of directors believe that setting a one-year performance measurement period was appropriate at this stage in the Company’s development, due to the historically steep trajectory of our top-line revenue growth and the risk of setting inappropriate targets if we were to project more than one year in advance. This approach was balanced by the four-year vesting schedule to which any earned PSUs are subject, as discussed below. Our 2019 Free Cash Flow target, described below, represents an approximately 40% conversion rate of the Adjusted EBITDA target for the year, generally in line with the average conversion rate for prior years.
The following table sets forth the 2019 Gross Revenue goal for the 2019 PSU awards.

2019 Gross Revenue	Percentage of PSUs Earned(1)
$2,286 million	50% (Threshold)
$2,410 million	100% (Target)
(1) Achievement is linear for Gross Revenue growth between tranches, and paid to one decimal point. Achievements below the threshold and above the maximum are rounded up or down accordingly, and capped at 100%.

The following table sets forth the 2019 Free Cash Flow goal for the 2019 PSU awards.

2019 Free Cash Flow	Percentage of PSUs Earned
$60 million	50% (Threshold)
$113 million	100% (Target)
Actual 2019 Gross Revenue was $2,262 million, which was below the Gross Revenue threshold for the year. As a result, 0% of the Ordinary Shares subject to our named executive officers’ 2019 PSU awards based on Gross Revenues were earned. Actual 2019 Free Cash Flow was $124.9 million, which was in excess of the Free Cash Flow target for the year. As a result, 100% of the Ordinary Shares subject to our named executive officers’ 2019 PSU awards based on Free Cash Flow were earned, and a total of 50% of the Ordinary Shares subject to our named executive officers’ 2019 PSU awards for both Gross Revenues and Free Cash Flow were earned.
Our compensation committee and board of directors also believe that a time-based vesting requirement for any earned PSUs is important to provide additional retention incentives and longer term alignment with our shareholders. The PSUs earned with respect to 2019 are subject to a four-year vesting schedule, with half of any earned PSUs vesting on the second anniversary of the grant date and the remainder vesting in eight equal quarterly installments thereafter, which quarterly vesting would be subject to the recipient’s continued employment with the Company. As a result, none of the PSUs granted to the named executive officers for 2019 will vest until April 2021 at the earliest.
Vesting of RSU Grants
Our standard RSU grants have a four-year vesting schedule, with 50% of the award vesting on the second anniversary of the date of grant, and the remainder vesting in equal quarterly installments thereafter over the subsequent two-year period.

Retention Efforts in 2019
In light of several perceived challenges and changes for Criteo and the overall advertising technology industry in recent years, we have placed additional emphasis on the retention of our senior executives, who offer unique and insightful experience in both the industry and in Criteo specifically. To aid in retention of our executives during this challenging time, certain of our 2019 RSU grants to certain named executive officers had a four-year vesting schedule, with 70% of the award vesting on the second anniversary of the date of grant, and the remainder vesting in equal quarterly installments thereafter over the subsequent two-year period.
To enhance our retention of Mr. Teodosiu and promote corporate performance, Mr. Teodosiu was granted a retention award in July 2018 that generally provided for the lump-sum payment of €200,000 (equivalent to $223,914.80 at a rate of €1.00 = 1.119574, which represents average exchange rates for the year ended December 31, 2019), payable on October 31, 2019, subject to continued employment through such retention date. We mutually agreed with Mr. Teodosiu to accelerate payment of this retention award in connection with his separation from the Company in September 2019.
Share Ownership and Equity Awards
As discussed above, long-term incentive compensation in the form of equity awards is an important tool for the Company to attract industry leaders of the highest caliber in the global technology industry and to retain them for the long term. The majority of our named executive officers’ target total direct compensation opportunity in 2019 was provided in the form of long-term equity awards (92% of total compensation for Ms. Clarken, and 86% on average for Messrs. Rudelle and Fouilland). We use equity awards to align our executive officers’ financial interests with those of our shareholders by motivating them to assist with the achievement of both near-term and long-term corporate objectives.
As a result, each of our named executive officers accumulates substantial exposure to our stock price, which, when coupled with time- and performance-based vesting, we believe results in strong alignment of our executives’ interests with those of our shareholders. Furthermore, our insider trading policy prohibits short sales, trading in derivative instruments and other inherently speculative transactions in our equity securities by our employees and related persons.
Share Ownership Requirements
On December 11, 2019, our board of directors adopted share ownership guidelines for the chairman of our board of directors and our Section 16 executive officers, under which (i) our Chief Executive Officer is required to acquire and own securities in an amount equal to the lesser of (a) 200,000 shares or (b) five times her annual base salary, (ii) all other Section 16 executive officers are required to acquire and own securities in an amount equal to the lesser of (a) 45,000 shares or (b) two times their annual base salary and (iii) the chairman of our board of directors is required to acquire and own securities in an amount equal to two times his annual cash remuneration, including directors’ fees. The chairman and Section 16 officers are required to meet the applicable ownership requirements within five years of becoming subject to them. If required share ownership is not satisfied within five years, the individual must retain 100% of any shares resulting from exercised options or vested restricted stock units, net of any amounts required to pay taxes and exercise prices, until the guidelines are met.
In addition to these share ownership guidelines, our board of directors require that 1% of the shares resulting from the exercise of stock options or received upon the vesting of RSUs or PSUs by our chairman (if applicable), Chief Executive Officer and Deputy Chief Executive Officers (“directeurs généraux délégués”) be held by such persons until the termination of their respective offices. For 2019, Mr. Rudelle was our chairman of our board of directors and, until November 25, 2019, our Chief Executive Officer. From November 25, 2019 through the end of the year, Ms. Clarken was our Chief Executive Officer. Mr. Fouilland was our Deputy Chief Executive Officer.

The table below shows the total exposure that each of our named executive officers (other than Mr. Teodosiu and Ms. Spilman) had to Criteo’s stock as of March 31, 2020, including both vested and unvested equity awards.

Name	Ordinary Shares and ADSs (1)	Securities underlying option awards (2)	Securities underlying RSU and PSU awards (3)	Total
Jean-Baptiste Rudelle	59,337	830,361	373,342	1,263,040
Megan Clarken	—	375,467	143,308	518,775
Benoit Fouilland	55,211	449,034	179,056	683,301
Ryan Damon	—	65,500	111,434	176,934

		Total for all named executive officers:		2,642,050

(1) The amounts shown in this column reflect securities beneficially owned by each of our named executive officers, determined in accordance with the applicable rules of the SEC, other than (i) Ordinary Shares issuable upon the exercise of share options and warrants that are immediately exercisable or exercisable within 60 days after March 31, 2020 (which are included in the “Securities underlying equity awards” column), and (ii) Ordinary Shares issuable upon the vesting of RSUs or PSUs within 60 days after March 31, 2020 (which are included in the “Securities underlying RSU and PSU awards” column). For more information about the beneficial ownership of our securities, please see “Ownership of Securities.”

(2) The amounts shown in this column reflect stock options that have vested and are exercisable, as well as those that have not yet vested. For more information on grant dates, vesting schedules, exercise prices and expiration dates of option awards held by our named executive officers as of December 31, 2019, please see “Compensation Tables—Outstanding Equity Awards at 2019 Fiscal Year End.”

(3) The amounts shown in this column reflect RSUs, as well as PSUs that have been determined by our board of directors to have been earned by the applicable named executive officer pursuant to the applicable performance criteria. For more information on the PSUs held by each of our named executive officers as of December 31, 2019, please see “Compensation Tables—Outstanding Equity Awards at 2019 Fiscal Year End.” For more information on the performance criteria applicable to PSU awards, please see “—Long-Term Incentive Compensation.”

Other Compensation Information
Employee Benefit Programs
Each of our executive officers is eligible to participate in the employee benefit plans available to our employees in the country in which they are employed, including medical, dental, group life and disability insurance, in each case on the same basis as other employees in such country, subject to applicable law. We also provide vacation and other paid holidays to all employees, including executive officers, all of which we believe to be comparable to those provided at peer companies. These benefit programs are designed to enable us to attract and retain our workforce in a competitive marketplace. Health, welfare and vacation benefits ensure that we have a productive and focused workforce through reliable and competitive health and other benefits.
Our retirement savings plan for U.S. employees is a tax-qualified 401(k) retirement savings plan (the “401(k) Plan”), pursuant to which all employees, including any named executive officer employed by our U.S. subsidiary (Criteo Corp.), are able to contribute certain amounts of their annual compensation, subject to limits prescribed by the Internal Revenue Code. In 2019, we provided a 100% matching contribution on employee contributions up to the first 3% of eligible compensation and a 50% matching contribution for the next 2% of eligible compensation. Mr. Damon and Ms. Spilman were the only named executive officers to participate in the 401(k) Plan in 2019.
Perquisites and Other Personal Benefits
We provide limited perquisites to our named executive officers. For more information on the perquisites and other personal benefits provided to our named executive officers, please refer to footnote (10) to the Summary Compensation Table in “Executive Compensation – Compensation Tables.”
Timing of Compensation Actions
Compensation, including base salary adjustments, for our named executive officers is reviewed annually, usually in the first quarter of the fiscal year, and upon promotion or other changes in job responsibilities.
 Equity Grant Policy
We do not have, nor do we plan to establish, any program, plan or practice to time stock option grants in coordination with releasing material non-public information or any plan to reprice or extend any outstanding option awards.

Short Sale and Derivatives Trading Policy
Our insider trading policy prohibits short sales, trading in derivative instruments and other inherently speculative transactions in our equity securities by our employees and related persons.
Executive Compensation Recovery (“Clawback”) Policy
In April 2018, we adopted a “clawback” policy with respect to certain compensation earned by or paid to our executive officers after the effective date of the policy, which, to the extent permitted by applicable law, will allow us to recoup performance-based equity awards and cash bonuses from our Chief Executive Officer and certain other executive officers (including our named executive officers) if (i) the amount of any such incentive payments was based on the achievement of financial results that were subsequently the subject of an amendment or restatement, and the applicable incentive payment would not have been made to the executive officer based upon the restated financial results, or (ii) the executive engaged in misconduct.
Risks Related to Compensation Policies and Practices
As part of the board of directors’ risk oversight role, our compensation committee at least annually reviews and evaluates the risks associated with our compensation programs. The compensation committee has reviewed our compensation practices as generally applicable to our employees and believes that our policies do not encourage excessive and unnecessary risk-taking, and that the level of risk that they do encourage is not reasonably likely to have a material adverse effect on the Company. In making this determination, the compensation committee considered the following:

•	the Company’s use of different types of compensation vehicles to provide a balance of short-term and long-term incentives with fixed and variable components;

•
the granting of equity-based awards that are earned based on performance (in the case of executive officers) and subject to time-based vesting, which aligns employee compensation with Company performance, encouraging participants to generate long-term appreciation in equity values;

•
the Company’s annual bonus determinations for each employee being tied to achievement of Company goals, which goals seek to promote retention on behalf of the Company and to create long-term value for our shareholders; and

•
the Company’s system of internal control over financial reporting and code of business conduct and ethics, which among other things, reduce the likelihood of manipulation of the Company’s financial performance to enhance payments under any of its incentive plans.

COMPENSATION COMMITTEE REPORT
The compensation committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management. Based on such review and discussions, the compensation committee recommended to the board of directors that the Compensation Discussion and Analysis be included in this Amendment.

THE COMPENSATION COMMITTEE
James Warner (Chair)
Edmond Mesrobian
Rachel Picard
COMPENSATION TABLES

Summary Compensation Table
The following Summary Compensation Table sets forth, for the three years ended December 31, 2019, 2018 and 2017, respectively, the compensation earned by (i) each individual who served as our Chief Executive Officer or Chief Financial Officer, (ii) our additional executive officer serving as of December 31, 2019 and (iii) two additional former executive officers who would have been among the three most highly compensated executive officers of the Company other than the Chief Executive Officer and Chief Financial Officer had they continued to serve as of December 31, 2019 (collectively, our named executive officers).

Name and Principal Position (1)	Year	Salary ($)	Bonus ($)	Stock Awards ($)(7)(8)	Option Awards ($)(7)	Non-Equity Incentive Plan Compensation ($)(9)	All Other Compensation ($)(10)	Total ($)
Jean-Baptiste Rudelle (2)	2019	554,551	—	8,136,029	—	440,536	111,575	9,242,691
Former Chief Executive Officer	2018	457,086	—	2,823,625	2,819,652	241,279	281,340	6,622,982
	2017	62,468	—	245 352	248,844	51 099	75,612	683,375
Megan Clarken (3)	2019	65,890	300,000	2,514,156	2,429,699	65,890	75,000	5,450,635
Chief Executive Officer
Benoit Fouilland	2019	447,830	—	3,801,406	—	266,817	12,405	4,528,458
Chief Financial Officer	2018	413,359	—	1,298,861	1,168,348	203,125	17,752	3,101,445
	2017	387,207	—	1,128,620	1,144,683	237,552	14,617	2,912,679
Ryan Damon (4)	2019	415,000	—	—	—	164,838	139,190	719,028
General Counsel	2018	173,959	100,000	531,500	534,950	48,291	—	1,388,700
Mary Spilman (5)	2019	262,438	—	3,801,406	—	—	10,481	4,074,326
Former Chief Operating Officer	2018	500,000	—	1,468,280	1,320,741	277,600	10,250	3,576,871
	2017	480,000	—	883,268	895,839	416,640	10,650	2,686,397
Dan Teodosiu (6)	2019	280,522	—	2,849,924	—	—	909,765	4,040,211
Former Chief Technology Officer	2018	383,833	—	1,298,861	1,168,348	127,863	1,903	2,980,808
	2017	352,923	—	981,409	995,376	179,567	565	2,509,840

(1)
All amounts presented in the Summary Compensation Table, and in the supporting tables that follow, are expressed in U.S. dollars. Certain amounts payable to Messrs. Rudelle, Fouilland and Teodosiu were paid in euros. The average exchange rate used for the purpose of the Summary Compensation Table, and, unless otherwise noted, the supporting tables that follow, for the three years ended December 31, 2019, 2018 and 2017 is as follows:

Date	Euro to U.S. Dollar Conversion Rate
12/31/19	1.119574
12/31/18	1.181026
12/31/17	1.129354

(2)
From April 25, 2018 until November 25, 2019, Mr. Rudelle served as chairman and Chief Executive Officer of the Company. Mr. Rudelle ceased serving as our Chief Executive Officer on November 25, 2019. Mr. Rudelle received his base salary through December 31, 2019 until a new compensation arrangement was established in light of the change in his role.

(3)
Ms. Clarken became our Chief Executive Officer on November 25, 2019. Ms. Clarken received a sign-on bonus equal to $300,000, and received a relocation allowance of $75,000 in connection with her relocation from New York, NY to Paris, France.

(4)	Mr. Damon first became a named executive officer of the Company in 2019. In 2018, Mr. Damon received a sign-on bonus equal to $100,000.

(5)	Ms. Spilman ceased serving as our Chief Operating Officer effective July 5, 2019.

(6)	Mr. Teodosiu ceased serving as our Chief Technology Officer effective September 30, 2019.

(7)
The amounts reported in the “Stock Awards” and “Option Awards” columns reflect the aggregate grant date fair value of each award computed in accordance with ASC Topic 718. For information regarding the assumptions used in determining the fair value of an award, please refer to Note 20 of our Annual Report on Form 10-K as filed with the SEC on March 2, 2020. The amounts reported for 2017 and 2018 in the “Stock Awards” and “Option Awards” columns reflect the aggregate grant date fair value of each award computed in accordance with ASC Topic 718. For information regarding the assumptions used in determining the fair value of an award, for awards granted in 2017 and 2018, please refer to Note 18 of our Annual Report on Form 10-K as filed with the SEC on March 1, 2018, and Note 19 of our Annual Report on Form 10-K as filed with the SEC on March 1, 2019, respectively.

(8)	The amounts reported in the “Stock Awards” column represent the grant date fair value of the 2017, 2018 and 2019 PSU awards at target, which also reflects the maximum award.

(9)
The amounts reported in the “Non-Equity Incentive Plan Compensation” column represent the amount of the cash incentive bonus earned by our named executive officers for performance for the three years ended December 31, 2019, 2018 and 2017 under the EBP. See “Executive Compensation–Compensation Discussion and Analysis–Elements of Executive Compensation Program—Annual Incentive Bonus” for a discussion of the annual cash incentives earned by each named executive officer in respect of 2019.

(10)
The amounts reported in the “All Other Compensation” column for 2019 include unemployment insurance premiums and tax preparation and planning services for Mr. Rudelle and the benefits set forth in the table below. The incremental cost to the Company is based on premiums paid, amounts reimbursed by the Company to the executive and the cost to the Company of mobility benefits and severance-related payments.

Named Executive Officer	Unemployment Insurance Premiums ($)(a)	Life Insurance and Disability Benefit Plan Contributions ($)(b)	Defined Contribution Plan Contributions ($)(c)	Tax Reimbursements ($)(d)	Tax Preparation and Planning Services ($)(e)	Mobility Benefits ($)(f)	Relocation Allowance ($)(g)	Severance Payments ($)(h)
Jean-Baptiste Rudelle	33,723	—	—	—	77,852	—	—	—
Megan Clarken	—	—	—	—	—	—	75,000	—
Benoit Fouilland	—	6,932	—	5,473	—	—	—	—
Ryan Damon	—	—	6,095	53,399	—	79,697	—	—
Mary Spilman	—	—	10,481	—	—	—	—	—
Dan Teodosiu	—	—	—	—	—	—	—	909,765

(a)
As the chairman and former Chief Executive Officer of the Company, Mr. Rudelle was not entitled to receive state-provided unemployment benefits in the event of termination pursuant to French law. The amount listed in this column represents the cost to us of the premium payments in respect of the unemployment insurance policy obtained by us on Mr. Rudelle’s behalf to provide similar benefits to the state-provided unemployment benefits that Mr. Rudelle would have otherwise been eligible to receive, were he not the executive chairman or Chief Executive Officer, as applicable, in the event of a termination of his employment and $15,721.76 in social charges remitted to France by us pursuant to French law. See “—Potential Payments upon Termination or Change of Control” for a discussion of the severance benefits payable to Mr. Rudelle upon termination of employment.

(b)	Represents the cost to us in respect of Mr. Fouilland’s life insurance and disability plan, which consists of premium cost.

(c)
Represents the cost to us of our employer contributions to the 401(k) plan accounts of Mr. Damon and Ms. Spilman, who were the only eligible named executive officers who elected to participate in our 401(k) plan.

(d)	Represents Company-paid taxes in respect of Mr. Fouilland’s health and disability plan, and in respect of Mr. Damon’s taxable mobility benefits, respectively.

(e)
Represents the costs to us of tax preparation and planning services provided to Mr. Rudelle. We cover these costs to Mr. Rudelle due to the complex nature of his taxes, resulting in part from Mr. Rudelle’s relocation to multiple different countries as Criteo expanded in past years and due to the heavy equity component of Mr. Rudelle’s remuneration.

(f)	Represents mobility benefits paid by us to Mr. Damon. Mobility benefits include certain benefits that are available to international assignees in France.

(g)	Represents a $75,000 relocation allowance paid by us to Ms. Clarken in connection with her relocation from New York, NY to Paris, France.

(h)
Represents (i) $479,457 in severance paid to Mr. Teodosiu in connection with his termination with the Company, (ii) a $206,393 mutual agreement indemnity in settlement of all outstanding claims relating to the termination of Mr. Teodosiu with the Company and (iii) a retention bonus equal to $223,915.

Grants of Plan-Based Awards Table 2019
The following table sets forth the grants of plan-based awards to the named executive officers during the year ended December 31, 2019.

Name		Estimated Future Payouts Under Non-Equity Incentive Plan Awards (1)			Estimated Future Payouts Under Equity Incentive Plan Awards (2)			All Other Stock Awards: Number of Shares of Stock or Units (#)(3)	All Other Option Awards: Number of Securities Underlying Options (#)(4)	Exercise or Base Price of Option Awards ($/Sh)(4)	Closing Price on Date of Grant ($/Sh)(4)	Grant Date Fair Value of Stock and Option Awards ($)(5)
	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
Jean-Baptiste Rudelle	—	—	554,551	1,109,102	—	—	—	—	—	—	—	—
	4/24/19	—	—	—	27,865	111,458	111,458	—	—	—	—	2,459,195
	4/24/19	—	—	—	—	—	—	257,291	—	—	—	5,675,835
Megan Clarken(6)	—	—	65,890	131,780	—	—	—	—	—	—	—	—
	12/11/19	—	—	—	—	—	—	—	375,467	17.54	17.54	2,429,699
	12/11/19	—	—	—	—	—	—	143,308	—	—	17.54	2,514,156
Benoit Fouilland	—	—	335,872	671,744	—	—	—	—	—	—	—	—
	4/24/19	—	—	—	13,021	52,083	52,083	—	—	—	—	1,149,152
	4/24/19	—	—	—	—	—	—	120,208	—	—	—	2,652,253
Ryan Damon	—	—	207,500	415,000	—	—	—	—	—	—	—	—
	—	—	—	—	—	—	—	—	—	—	—	—
	—	—	—	—	—	—	—	—	—	—	—	—
Mary Spilman	—	—	261,402	522,803	—	—	—	—	—	—	—	—
	4/24/19	—	—	—	13,021	52,083	52,083	—	—	—	—	1,149,152
	4/24/19	—	—	—	—	—	—	120,208	—	—	—	2,652,253
Dan Teodosiu	—	—	154,703	309,406	—	—	—	—	—	—	—	—
	4/24/19	—	—	—	10,417	41,667	41,667	—	—	—	—	919,335
	4/24/19	—	—	—	—	—	—	87,500	—	—	—	1,930,588

(1)
The amounts in the “Estimated Future Payouts Under Non-Equity Incentive Plan Awards” column represent each named executive officer’s annual cash incentive that could have been earned in respect of the annual cash incentive established in 2019 under the EBP. See “Executive Compensation–Compensation Discussion and Analysis–Elements of Executive Compensation Program—Annual Incentive Bonus” for a discussion of the annual cash incentives earned by each named executive officer for 2019.

(2)
On April 25, 2019, the named executive officers (other than Ms. Clarken and Mr. Damon) received a grant of PSUs under the Amended and Restated 2015 Performance-Based RSU Plan. Since the 2019 Revenue ex-TAC performance threshold was achieved but the target was not achieved, 50% of the PSUs were earned. Ms. Spilman and Mr. Teodosiu each forfeited their PSUs when their respective employment with the Company was terminated. See “Executive Compensation–Compensation Discussion and Analysis—Elements of Executive Compensation Program—Long-Term Incentive Compensation” for a discussion of the terms of the PSUs granted in 2019.

(3)
On April 25, 2019, the named executive officers (other than Ms. Clarken and Mr. Damon) received a grant of RSUs under the Amended and Restated 2015 Time-Based RSU Plan, 70% of which will vest on the two-year anniversary of the grant date, and the remainder will vest in equal portions at the end of each year during the two-year period thereafter. On December 11, 2019, Ms. Clarken received a grant of RSUs, 50% of which will vest on the two-year anniversary of the grant date, and the remainder will vest in equal portions at the end of each year during the two-year period thereafter. Ms. Spilman and Mr. Teodosiu each forfeited their RSUs when their respective employment with the Company was terminated. See “Executive Compensation-Compensation Discussion and Analysis-Elements of Executive Compensation Program-Long-Term Incentive Compensation” for a discussion of the terms of the RSUs granted in 2019.

(4)
Ms. Clarken received a grant of stock options under the 2016 Stock Option Plan on December 11, 2019, as described in “Executive Compensation–Compensation Discussion and Analysis—Elements of Executive Compensation Program—Long-Term Incentive Compensation.” 25% of the stock options will vest on the first anniversary of the date of grant and the remainder will vest in 16 equal quarterly installments thereafter, based on continued employment. Pursuant to our 2016 Stock Option Plan, the exercise price of a stock option is set at the higher of (i) the closing price on the day prior to the grant date, and (ii) 95% of the average closing price during the 20 trading days prior to the grant date. This pricing formula may result in an exercise price that is greater than or less than the closing price on the date of grant. The column titled “Closing Price on the Date of Grant” is provided pursuant to SEC disclosure requirements, where the exercise price of a stock option is less than the closing price of the underlying stock on the date of grant.

(5)
Represents the grant date fair value, measured in accordance with ASC Topic 718, of stock option awards, PSU awards and RSU awards made in 2019. Grant date fair values are calculated pursuant to assumptions set forth in Note 20 of our Annual Report on Form 10-K as filed with the SEC on March 2, 2020.

(6)	The annual bonus granted to Ms. Clarken was prorated at target for her period of service during 2019, as shown in the Summary Compensation Table.
Executive Employment Agreements
We have entered into an offer letter agreement or employment agreement with each of the named executive officers, the material terms of which are described below. Each of the agreements with our named executive officers is for an indefinite term. The provisions of these arrangements relating to termination of employment are described under “Potential Payments Upon Termination or Change of Control” below. See “Executive Compensation–Compensation Discussion and Analysis–Elements of Executive Compensation Program” for a discussion of the elements of compensation of each of the named executive officers for the year ended December 31, 2019.
Ms. Clarken
Criteo S.A. and Criteo Corp. have entered into a management agreement with Ms. Clarken, as amended, in connection with her recruitment to Criteo. The management agreement, as amended, provides that Ms. Clarken will receive an annual base salary of $650,000 and will be eligible to receive a target annual bonus opportunity equal to 100% of her base salary, and a maximum annual bonus opportunity equal to 200% of her base salary. The annual bonus opportunity pursuant to the Criteo Executive Bonus Plan will be based on the financial performance of Criteo S.A. and Criteo Corp. and the assessment by the board of individual performance; provided that, Ms. Clarken’s annual bonus payment with respect to Criteo’s 2019 fiscal year would be no less than her target bonus, prorated for the period of such year following her start date. Ms. Clarken’s remuneration is in respect of her role as Chief Executive Officer of our wholly-owned subsidiary, Criteo Corp.
The management agreement also provided that Ms. Clarken would receive a sign-on bonus equal to $300,000 on the first regularly scheduled payroll date following her start date. Ms. Clarken will be required to repay to the Company the sign-on bonus if she voluntarily resigns other than for Good Reason (as described below in “—Potential Payments upon Termination or Change of Control”) or her employment is terminated by Criteo Corp. for Cause, in either case, during the 12-month period immediately following her start date.

In connection with her relocation from the United States to Paris, France, Criteo Corp. agreed to reimburse Ms. Clarken for certain expenses up to $75,000, in accordance with the Company’s relocation policy approved by the board and revised by it during its meeting held on March 3, 2020, including airfare for Ms. Clarken and her spouse, furniture and household moving expenses, incidentals and the cost of temporary housing for up to two months. The Company also agreed to provide Ms. Clarken with (i) reasonable tax assistance services, (ii) reasonable immigration assistance services for Ms. Clarken and her spouse, (iii) the cost of airfare for Ms. Clarken and her spouse for up to three visits to Ms. Clarken’s home country per calendar year and (iv) a monthly housing allowance equal to $5,000 per month (or the equivalent amount in euros) after taxes. No amounts were paid under the arrangement during 2019.
Additionally, Ms. Clarken received an initial inducement grant of (i) 143,308 time-based RSUs and (ii) 375,467 stock options.
Pursuant to the management agreement, Ms. Clarken is subject to customary restrictive covenants provided by Criteo Corp.’s protective covenants agreement, including a requirement not to compete with the Company and its affiliates anywhere in the world for a period of 12 months after termination of employment.
Mr. Rudelle
Mr. Rudelle is not party to an employment agreement with Criteo S.A. Prior to August 1, 2014, Mr. Rudelle served exclusively as the Chief Executive Officer and chairman of Criteo S.A. Effective August 1, 2014, and in addition to continuing to serve as our chairman and Chief Executive Officer, Mr. Rudelle became the Chief Executive Officer of Criteo Corp., our wholly-owned U.S. subsidiary. In connection with his appointment to the position of Chief Executive Officer of Criteo Corp., we entered into an at-will offer letter agreement with Mr. Rudelle. Under the terms of his offer letter agreement, for the year ended December 31, 2014, Mr. Rudelle was entitled to receive an annual base salary of $270,000 and a target annual bonus opportunity equal to 100% of his base salary, capped at 125% of the target amount, each subject to periodic review and adjustment. As of January 1, 2016, Mr. Rudelle transitioned from his role of Chief Executive Officer and chairman of the board of directors of Criteo S.A. and Chief Executive Officer of Criteo Corp. to the role of executive chairman. Mr. Rudelle again assumed the role of Chief Executive Officer effective April 25, 2018 until November 25, 2019. From November 25, 2019 through the remainder of fiscal year 2019, Mr. Rudelle served only as chairman of the board of directors of Criteo S.A. However, Mr. Rudelle continued to receive his Chief Executive Officer salary through December 31, 2019, during which time he assisted in the onboarding of Ms. Clarken.
Our board of directors determined that for the year ended December 31, 2019, Mr. Rudelle would receive an annual base salary of €495,323 (equivalent to approximately $554,550.75, converted into U.S. dollars pursuant to the exchange rate noted in footnote 1 to the Summary Compensation Table) and a target annual bonus opportunity equal to 100% of his base salary.
Mr. Fouilland
We entered into an employment agreement effective as of March 1, 2012 with Mr. Fouilland, our Chief Financial Officer. Under the terms of his employment agreement, for the year ended December 31, 2012, Mr. Fouilland was entitled to receive an annual base salary of €270,000, and an annual target bonus opportunity that was initially equal to 30% of his annual base salary.
In accordance with the periodic review and adjustment of base salary and target bonus opportunity set forth in Mr. Fouilland’s employment agreement, our board of directors determined that for the year ended December 31, 2019, Mr. Fouilland would be entitled to receive an annual base salary of €400,000 (equivalent to approximately $447,829.60, converted into U.S. dollars pursuant to the exchange rate noted in footnote 1 to the Summary Compensation Table), and an annual target bonus opportunity equal to 75% of his annual base salary.
Mr. Damon
We entered into an employment agreement effective as of August 1, 2018 with Mr. Damon, our General Counsel & Corporate Secretary. Under the terms of his employment agreement, for the year ended December 31, 2018, Mr. Damon was entitled to receive an annual base salary of $415,000, and an annual target bonus opportunity that was initially equal to 50% of his annual base salary.

Mr. Damon’s base salary adjustments and target bonus opportunities for the year ended December 31, 2019 were decided by Mr. Rudelle in his former role as Chief Executive Officer. Mr. Rudelle determined that for the year ended December 31, 2019, Mr. Damon would be entitled to receive an annual base salary of $415,000, and an annual target bonus opportunity equal to 50% of his annual base salary. Beginning in 2020, Mr. Damon’s base salary adjustments and target bonus opportunities will be reviewed and decided by our board of directors.
Ms. Spilman
From July 30, 2014 until July 5, 2019, Ms. Spilman served as our Chief Operating Officer. Prior to July 30, 2014, Ms. Spilman served as our Chief Revenue Officer. Under the initial terms of her employment agreement, Ms. Spilman was entitled to receive an annual base salary of $450,000 and an annual target bonus opportunity equal to 100% of her annual base salary, with a maximum annual bonus opportunity equal to 200% of her annual base salary.
In accordance with the periodic review and adjustment of Ms. Spilman’s salary set forth in Ms. Spilman’s employment agreement, our board of directors determined that, for the year ended December 31, 2019, Ms. Spilman would be entitled to receive an annual base salary of $515,000 and a target annual bonus opportunity equal to 200% of her annual base salary, with a maximum annual bonus opportunity equal to 100% of her annual base salary.
Ms. Spilman ceased serving as our Chief Operating Officer effective July 5, 2019.
Mr. Teodosiu
From May 2016 until August 16, 2019, Mr. Teodosiu served as our Chief Technology Officer. We entered into an employment agreement effective as of November 20, 2012 with Mr. Teodosiu. Under the terms of his employment agreement, for the year ended December 31, 2013, Mr. Teodosiu was entitled to receive an annual base salary of €210,000, and an annual target bonus opportunity equal to 60% of his annual base salary.
In accordance with the periodic review and adjustment of base salary and target bonus opportunity set forth in Mr. Teodosiu’s employment agreement, our board of directors determined that for the year ended December 31, 2019, Mr. Teodosiu would be entitled to receive an annual base salary of €335,000 (equivalent to approximately $375,057.29, converted into U.S. dollars pursuant to the exchange rate noted in footnote 1 to the Summary Compensation Table), and an annual target bonus opportunity equal to 60% of his annual base salary.
Mr. Teodosiu ceased serving as out Chief Technology Officer effective September 30, 2019. For a discussion of the arrangement for Mr. Teodosiu relating to his termination of employment, see the narrative under the caption “—Potential Payments Upon Termination or Change of Control, Named Executive Officers” below.

Outstanding Equity Awards at 2019 Fiscal Year End
The following table sets forth the number of securities underlying outstanding equity awards held by the named executive officers as of December 31, 2019.

		Option Awards					Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)(1)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)(3)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)(1)	Market Value of Shares or Units of Stock That Have Not Vested ($)(6)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)(1)(7)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(6)(2)
Jean-Baptiste Rudelle	4/30/12	77,773	—	—	7.87	4/30/22	—	—	—	—
	07/30/14	329,281	—	—	30.82	07/30/24	—	—	—	—
	10/29/15	110,000	—	—	39.00	10/29/25	—	—	—	—
	6/28/16	50,998	7,285 (2)	—	42.68	6/28/26	—	—	—	—
	7/28/16	19,168	4,424 (2)	—	41.99	7/28/26	5,718 (4)	99,093	—	—
	6/27/17	8,189	4,911 (2)	—	48.61	6/27/27	936 (4)	16,221	—	—
	3/16/18	28,656	36,844 (2)	—	30.40	3/16/28	—	—	—	—
	6/26/18	57,312	95,520 (2)	—	33.57	6/26/28	—	—	—	—
	4/25/19	—	—	—	—	—	257,291 (5)	4,458,853	111,458 (4)	1,931,567
Megan Clarken	12/11/19	—	375,467 (2)	—	17.54	12/11/19	143,308 (5)	2,483,528	—	—
Benoit Fouilland	3/20/12	100,221	—	—	7.82	3/20/22	—	—	—	—
	9/3/13	60,000	—	—	15.95	9/3/23	—	—	—	—
	10/29/15	60,000	—	—	39.00	10/29/25	—	—	—	—
	6/28/16	42,431	6,061 (2)	—	42.68	6/28/26	—	—	—	—
	7/28/16	15,948	3,680 (2)	—	41.99	7/28/26	4,758 (4)	82,456	—	—
	6/27/17	37,664	22,596 (2)	—	48.61	6/27/27	4,312 (4)	74,727	—	—
	3/16/18	43,940	56,493 (2)	—	30.40	3/16/28	—	—	—	—
	4/25/19	—	—	—	—	—	120,208 (5)	2,083,205	52,083 (4)	902,598
Ryan Damon	10/25/18	16,375	49,125 (2)	—	20.48	10/25/28	25,000 (4)	433,250	—	—
Mary Spilman	—	—	—	—	—	—	—	—	—	—
Dan Teodosiu	—	—	—	—	—	—	—	—	—	—

(1)	Refer to “—Potential Payments upon Termination or Change of Control” below for circumstances under which the terms of the vesting of equity awards would be accelerated.

(2)	The stock options will generally vest as to 25% of the grant on the first anniversary of the date of grant and in 16 equal quarterly installments thereafter, based on continued employment.

(3)	The applicable exchange rate for the exercise price of the stock option and employee warrant awards shown in the Outstanding Equity Awards at Fiscal Year End table are as follows:

Date	Euro to U.S. Dollar Conversion Rate
12/11/19	1.1077
10/25/18	1.1389
6/26/18	1.1700
3/16/18	1.12340
6/27/17	1.1294
7/28/16	1.0991
6/28/16	1.0998
10/29/15	1.1086
1/29/15	1.1343
7/30/14	1.3429
9/3/13	1.3207
4/18/13	1.3129
2/7/13	1.3528
10/25/12	1.2942
4/30/12	1.3229
3/20/12	1.3150

(4)	The PSUs will generally vest as to 50% of the earned amount on the second anniversary of the date of grant and in eight equal quarterly installments thereafter, based on continued employment.

(5)	The RSUs will generally vest as to 70% on the two-year anniversary of the grant date, and the remainder will vest in equal portions at the end of each year during the two-year period thereafter.

(6)	Determined with reference to $17.33, the closing price of an ADS on December 31, 2019.

(7)
Reflects the total amount of PSUs granted to our named executive officers. Because the 2019 Revenue ex-TAC performance threshold was met but the target was not met (as determined by the board of directors), 50% of the PSUs granted to our executives were earned. Ms. Spilman and Mr. Teodosiu forfeited their 2019 PSUs when their respective employments with the Company terminated. See “Executive Compensation—Compensation Discussion and Analysis—Elements of Executive Compensation Program—Long-Term Incentive Compensation” for a discussion of the terms of the PSUs granted in 2019.

Option Exercises and Stock Vested in 2019

The following table summarizes for each named executive officer the stock option exercises and shares vested from outstanding stock awards during the year ended December 31, 2019.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Jean-Baptiste Rudelle	—	—	20,693	435,706
Megan Clarken	—	—	—	—
Benoit Fouilland	—	—	19,806	392,429
Ryan Damon	—	—	—	—
Mary Spilman	—	—	7,245	140,621
Dan Teodosiu	3,000	26,530	12,097	236,293

Potential Payments upon Termination or a Change of Control
Individual Agreements
We have entered into employment agreements and non-compete agreements, as described below, which require us to provide specified payments and benefits to certain of our executive officers as a result of certain terminations of employment, including following a change of control. Each of the employment agreements with our named executive officers (except Ms. Spilman), discussed above in “Executive Compensation—Compensation Tables—Executive Employment Agreements,” provide for severance, non-compete or change of control payments.
Ms. Clarken
Ms. Clarken’s employment agreement provides for a potential severance payment in the event of termination of employment with Criteo Corp. If Ms. Clarken’s office as Chief Executive Officer of Criteo Corp. is terminated by Criteo Corp. other than for Cause (as defined in her employment agreement) and other than due to her death or disability, or by Ms. Clarken for Good Reason (as defined in her employment agreement) (each, an “involuntary termination”), subject to Ms. Clarken’s execution of a general release of claims in favor of Criteo S.A. and Criteo Corp. and continued compliance with the restrictive covenants set forth in her protective covenants agreement, Ms. Clarken will be entitled to receive (i) a lump sum cash amount equal to the sum of (A) Ms. Clarken’s annual base salary rate as then in effect (without giving effect to any reduction in base salary amounting to Good Reason), (B) an annual bonus for the calendar year during which the involuntary termination occurs, calculated based on the annual bonus that would be paid to Ms. Clarken if her office had not terminated and if all performance-based milestones were achieved at the 100% level by both Criteo Corp. and Ms. Clarken, (C) all earned but unpaid bonus amounts for completed performance periods prior to the termination date (notwithstanding any requirement to remain in service through the payment date) and (D) up to $75,000 in reimbursement for certain expenses incurred by Ms. Clarken in connection with her relocation from Paris, France back to her home country, including airfare for Ms. Clarken and her spouse, and furniture and household goods moving expenses, (ii) the cost of COBRA premiums under Criteo Corp.’s group health insurance plans in the United States and the cost of premiums for medical, dental, life insurance and disability insurance in France, in each case, for the 12-month period following the termination date and (iii) continued vesting of outstanding unvested stock options, RSUs and PSUs as if Ms. Clarken remained in service for 12 months following the termination date (and in the case of PSUs, based on actual performance at the end of the applicable performance year, as determined by the board in its reasonable discretion). All vested stock options will remain exercisable by Ms. Clarken for the 12-month period following the termination date, or the earlier expiration of the stock option pursuant to its original terms.

If Ms. Clarken’s office as Chief Executive Officer of Criteo Corp. is terminated due to an involuntary termination within one year following a Change in Control (as defined in her management agreement), subject to Ms. Clarken’s execution of a general release of claims in favor of Criteo S.A. and Criteo Corp. and continued compliance with the restrictive covenants set forth in her protective covenants agreement, Ms. Clarken will be entitled to receive immediate vesting of all outstanding unvested stock options, RSUs and PSUs based on achievement of the target level of performance, provided that no RSU or PSU granted within the one-year period prior to the date of Ms. Clarken’s termination will vest (but, in such event, any unvested RSUs or PSUs will continue to vest as if Ms. Clarken remained in service for up to 12 months following the termination date). All vested stock options will remain exercisable by Ms. Clarken for the 12-month period following the termination date, or the earlier expiration of the stock option pursuant to its original terms.
Any RSUs or PSUs that become vested pursuant to the terms of her employment agreement will be subject to a holding period until the second anniversary of the date of grant of the award, and the shares relating to such vested RSUs and PSUs will be definitively acquired by (delivered to) Ms. Clarken no earlier than the expiration of the required holding period.
Mr. Rudelle
Mr. Rudelle is party to a non-compete agreement with us that provides for a severance benefit equivalent to 50% of his total gross compensation (not including equity-based compensation) for the 12-month period preceding the date of his termination of employment, payable in a lump sum within 30 days following the date of termination of employment, subject to deduction of any amount that Mr. Rudelle may receive separately from us in remuneration for non-compete obligations under any other agreements. If we elect to waive the competitive restrictions in the non-compete agreements within 15 days following the date of termination of employment, however, we will not be required to make any such severance payments.
Mr. Fouilland
Mr. Fouilland’s employment agreement provides for a potential severance payment in the event of termination of employment within a period of six months following a change of control of the Company (as defined in the agreement), either by way of a dismissal by us, other than due to his gross negligence, or a resignation by Mr. Fouilland following a decrease of his compensation or responsibilities. Such severance payment is equivalent to one year’s total cash compensation, including the bonus for the year of termination, calculated based on the actual achievement of all objectives. In addition, Mr. Fouilland’s employment agreement includes restrictions on certain competitive activities during the one-year period following the date of his termination of employment, subject to payment by us of monthly compensation equal to 33% of the average monthly gross salary paid to Mr. Fouilland during the 12 months preceding his termination. We may choose to waive the competitive restrictions, in which case we will not be required to make the non-compete payment.
In addition, in April 2019, the board of directors approved an amendment to the terms of Mr. Fouilland’s outstanding equity awards, to provide that in the event that Mr. Fouilland is terminated by us without cause or resigns with good reason, in each case, upon or within 12 months following a change in control of the Company (as defined in the 2016 Stock Option Plan), his entire award will accelerate and become exercisable as of his termination date, provided that the PSUs will vest in the amount that would become vested assuming achievement of the target level of performance, and provided further that in all instances (x) the provisions of the Amended and Restated 2015 RSU Plan and the Amended and Restated 2015 PSU Plan which prohibit the acceleration or shortening of the minimum vesting period of one year will continue to apply, and (y) any PSUs or RSUs that may become so vested pursuant to these rights will be subject to a holding period until the second anniversary of the date of grant of the award, and the free shares relating to such vested RSUs or PSUs will be definitively acquired by him no earlier than the expiration of the required holding period. Additionally, Mr. Fouilland’s vested OSAs shall remain exercisable by him for the 12-month period following his termination date, but in no event later than the original expiration date of such OSAs.
Mr. Damon
Mr. Damon’s employment agreement provides for a potential severance payment in the event Mr. Damon is terminated by us without cause or resigns with good reason (as such terms are defined in his employment agreement). In such an event, Mr. Damon shall receive, on the 60th day following the termination date (as defined in the agreement), a lump sum cash amount (less applicable withholdings) equal to the sum of (i) the product of (x) six (or in the event of a change of control (as defined in the agreement) and a subsequent involuntary termination within 12 months following the date of such change of control, 12), and (y) Mr. Damon’s monthly base salary rate as then in effect (without giving effect to any reduction in base salary amounting to good reason (as defined in the agreement)), (ii) an amount equal to the product of (x) 50% (or in the event of a change of control (as defined in the agreement) and a subsequent involuntary termination within 12 months following the date of such change of control, 100%) and (y) Mr. Damon’s annual bonus for the calendar year during which the termination occurs, calculated based on the bonus that would be paid to Mr. Damon if his employment had not terminated and if all performance-based milestones were achieved at the 100% level by both the Company and Mr. Damon, such bonus to be, solely for the purpose of defining severance benefits, and (iii) all bonus amounts earned for completed performance periods prior to the termination date but which otherwise remain unpaid as of the termination date.
In addition, in the event that Mr. Damon is terminated by us without cause or resigns with good reason, in each case, upon or within 12 months following a change in control of the Company (as defined in the 2016 Stock Option Plan), his entire award will accelerate and become exercisable as of his termination date, provided that the PSUs will vest in the amount that would become vested assuming achievement of the target level of performance, and provided further that in all instances the provisions of the Amended and Restated 2015 RSU Plan and the Amended and Restated 2015 PSU Plan which prohibit the acceleration or shortening of the minimum vesting period of one year will continue to apply. Any RSUs or PSUs that become vested pursuant to the terms of Mr. Damon’s employment agreement will be subject to a holding period until the second anniversary of the date of grant of the award and the shares relating to such vested RSUs and PSUs will be definitively acquired by (delivered to) Mr. Damon no earlier than the expiration of the required holding period.
Treatment Under Equity Plans
Stock Option Plans
Each of our 2012 Stock Option Plan, 2013 Stock Option Plan, 2014 Stock Option Plan and 2016 Stock Option Plan provides that in the event of a change of control of the Company (as defined in the plans), a successor corporation shall assume all outstanding options or substitute outstanding options with equivalent options or rights. Pursuant to the stock option plans, in the event that the successor corporation does not agree to assume or substitute outstanding options, the options will accelerate and become fully vested and exercisable upon the change of control.
Upon termination of an option holder’s employment with us, unless a longer period is specified in the notice of award or otherwise determined by the board of directors, a vested option will generally remain exercisable for 90 days following the option holder’s termination.
If, at the date of termination, the option holder is not entitled to exercise all of his options, the shares covered by the unexercisable portion will be forfeited and revert back to the applicable stock option plan.
Employee Warrants (BSPCE)
Our employee warrants provide that an unvested warrant will only accelerate in the case of a change of control of the Company (as defined in the relevant grant agreement), if the acquirer or the successor corporation does not agree to assume or substitute equivalent rights for the outstanding unvested employee warrants. Upon termination of a BSPCE holder’s employment with us, unless a longer period is specified in the notice of award or otherwise determined by the board of directors, a vested BSPCE will remain exercisable for 90 days following the BSPCE holder’s termination.
Performance-Based Free Share (PSU) Plan
Pursuant to the terms of our Amended and Restated 2015 Performance-Based RSU Plan, in the event of a change of control of the Company, if a successor corporation does not agree to assume an unvested PSU award or substitute for the PSU award with an equivalent right, and the grant date of the PSU is at least one year prior to the date of the change of control, the restrictions and forfeiture conditions applicable to the PSU will lapse, and the PSU award will become vested prior to the consummation of the change of control, with any performance conditions being deemed to be achieved at target levels. If the grant date of the PSU award is less than one year prior to the date of the change of control of the Company and no such successor corporation agrees to assume or substitute an unvested PSU, the PSU will lapse.

In the event of a recipient’s death or disability (as defined in the Amended and Restated 2015 Performance-Based RSU Plan), an unvested PSU will vest automatically. In the event of a recipient’s retirement (as defined in the Amended and Restated 2015 Performance-Based RSU Plan), our board of directors has the discretion to determine whether some or all of the unvested PSUs will vest, subject to the limitations of the plan.
If an employee with outstanding PSUs terminates his employment, or we terminate the employee’s service with the Company or any of our affiliates, the employee’s right to vest in the PSUs under the Amended and Restated 2015 Performance-Based RSU Plan, if any, will terminate effective as of the date that such employee is no longer actively employed.
Time-Based Free Share (RSU) Plan
Pursuant to the terms of our Amended and Restated 2015 Time-Based RSU Plan, in the event of a change in control (as defined in the 2015 Time-Based RSU Plan), if a successor corporation or a parent or subsidiary of the successor corporation does not agree to assume or substitute outstanding RSUs, and only if the RSUs were granted at least one year prior to the date of the change in control, the restrictions and forfeiture conditions applicable to the RSUs will lapse and the RSUs will be deemed fully vested prior to the consummation of a change in control.
In the event of a recipient’s death or disability (as defined in the Amended and Restated 2015 Time-Based RSU Plan), any unvested RSUs will vest automatically. In the event of a recipient’s retirement (as defined in the Amended and Restated 2015 Time-Based RSU Plan), our board of directors has the discretion to determine whether some or all of the unvested RSUs will vest, subject to the limitations of the plan.
If an employee with outstanding RSUs terminates his employment, or we terminate the employee’s service with the Company or any of our affiliates, the employee’s right to vest in the RSUs under the Amended and Restated 2015 Time-Based RSU Plan, if any, will terminate effective as of the date that such employee is no longer actively employed.
Named Executive Officer Departures
Mr. Teodosiu
Effective July 26, 2019, we entered into a mutual agreement with Mr. Teodosiu, pursuant to which Mr. Teodosiu remained employed as a non-executive employee with the Company during a garden leave period commencing on August 16, 2019 and ending on September 30, 2019 (the “Garden Leave Period”) under the conditions provided for in the French Labor Code and the collective bargaining agreement applicable to Mr. Teodosiu. Mr. Teodosiu’s employment with the Company terminated on September 30, 2019.
Pursuant to the mutual agreement, during the Garden Leave Period, Mr. Teodosiu, subject to applicable withholding taxes (i) continued to receive his then-current base salary; (ii) remained eligible to participate in the Company’s standard employee benefit plans; and (iii) continued to vest in outstanding long-term incentive awards in accordance with the applicable plan documents and agreements, provided that Mr. Teodosiu was not eligible for any new long-term incentive grant in 2019 or thereafter. On September 30, 2019, the mutual agreement provided that Mr. Teodosiu became entitled to receive (i) a legal and mutual agreement indemnity equal to €184,350 ($206,393.47 pursuant to the exchange rate noted in footnote 1 to the Summary Compensation Table), as required pursuant to French law, and (ii) acceleration of a previously agreed upon retention bonus equal to €200,000 ($223,914.80 pursuant to the exchange rate noted in footnote 1 to the Summary Compensation Table).
Effective October 24, 2019, we and Mr. Teodosiu entered into a settlement agreement, pursuant to which we agreed, as a final and irrevocable settlement and waiver of all disputes relating to the termination of his employment with the Company, to provide to Mr. Teodosiu an additional severance equal to €428,249.38 in the aggregate ($479,456.87 pursuant to the exchange rate noted in footnote 1 to the Summary Compensation Table).
Mr. Teodosiu’s employment agreement includes restrictions on certain competitive activities during the one-year period following the date of his termination of employment, subject to payment by us of monthly compensation equal to 33% of the average monthly gross salary paid to Mr. Teodosiu during the 12 months preceding his termination. We were entitled to choose to waive the competitive restrictions, in which case we would not be required to make the non-compete payment. As part of the mutually agreed settlement agreement entered into between us and Mr. Teodosiu, we waived Mr. Teodosiu’s contractual non-compete obligations, such that he was not owed any financial consideration in this respect.
Ms. Spilman
The Company did not make any severance payments to Ms. Spilman upon her departure.
Estimated Payments and Benefits
The following table estimates the potential amounts payable to our named executive officers in connection with certain terminations of their employment or a change of control of the Company, under the circumstances described in more detail above. The table reflects estimated amounts assuming that the termination of employment or other circumstance, as applicable, occurred on December 31, 2019. The actual amounts that would be paid upon a named executive officer’s termination of employment or a change of control can be determined only at the time of such event. For a description of the payments and benefits received by Mr. Teodosiu in connection with his termination of employment, refer to “—Potential Payments upon Termination or Change of Control” above.

POTENTIAL PAYMENTS UPON TERMINATION OR FOLLOWING A CHANGE OF CONTROL
	Termination Without Cause					Termination Without Cause or Resignation by the Executive With Change of Control
Name	Severance Pay ($)	Accelerated Vesting of Equity Awards ($)	Non-Compete Payments ($)(1)	Continued Insurance Coverage ($)(2)	Total ($)	Severance Pay ($)	Accelerated Vesting of Equity Awards ($)(3)	Non-Compete Payments ($)(1)	Continued Insurance Coverage ($)(2)	Total ($)
Jean-Baptiste Rudelle	554,551	—	—	—	554,551	277,275	115,314	—	—	392,589
Megan Clarken	1,350,000	620,882	—	19,283	1,990,165	1,350,000	—	—	19,283	1,369,283
Benoit Fouilland	783,702	—	147,784	—	931,486	783,702	157,183	147,784	—	1,088,669
Ryan Damon	311,250	—	—	27,944	339,194	—	—	—	—	—

_________

1.	Assumes we did not elect to waive the competitive restrictions in the relevant non-compete clause.

2.	Amount shown is an estimate based on the monthly cost of life and disability insurance and health insurance coverage as of the end of 2019.

3.
The value shown includes the value of equity awards held by the executive that would become vested under the applicable circumstances. The value of stock options and employee warrants, to the extent applicable, is based on the excess, if any, of $17.33, the closing price of an ADS on December 31, 2019, over the exercise price of such options or warrants, multiplied by the number of unvested stock options or employee warrants held by the executive that would become vested under the applicable circumstances. For 2019, the value of such stock options held by Messrs. Rudelle and Fouilland, and Ms. Clarken, is $0, because $17.33, the closing price of an ADS on December 31, 2019, is less than the exercise price of the unvested stock options that would become vested under the applicable circumstances. The exchange rate used to convert the exercise price of the options or warrants from euros into U.S. dollars is 1.119574. The amount shown represents the value of the equity awards that would vest upon a change of control under the additional assumption that outstanding equity awards are not assumed or substituted in the change of control transaction, as described above in the “Potential Payments Upon Termination or Change of Control—Treatment Under Equity Plans” narrative.

PAY RATIO DISCLOSURE

Pursuant to the Securities Exchange Act of 1934, as amended, we are required to disclose the ratio of the total annual compensation of our Chief Executive Officer to the median of the total annual compensation of all of our employees (excluding our Chief Executive Officer). Based on SEC rules for this disclosure and applying the methodology described below, we have determined that total compensation for Ms. Clarken, our current Chief Executive Officer, for 2019 was $6,485,215, and the median of the total compensation of all of our employees (excluding Ms. Clarken) for 2019 was approximately $81,524. Accordingly, we estimate the ratio of Ms. Clarken’s total compensation for 2019 to the median of the total compensation of all of our employees (excluding Ms. Clarken) for 2019 to be approximately 80 to 1.
We selected December 31, 2019, which is a date within the last three months of fiscal 2019, as the determination date to identify our median employee. To find the median of the annual total compensation of all our employees (excluding Ms. Clarken), we used the amount of salary, wages, overtime and bonus from our payroll records as our consistently applied compensation metric. In making this determination, we annualized the compensation for those employees who were hired during fiscal 2019 as permitted under SEC rules. We did not make any cost-of-living adjustments in identifying the median employee. After identifying the median employee, we calculated the annual total compensation for such employee using the same methodology we used for Ms. Clarken’s annual total compensation in the Summary Compensation table for fiscal year 2019.
Since two individuals served in the role of Chief Executive Officer during 2019, we have elected to present information for Ms. Clarken, who took over the role in November 2019. For 2019, the total compensation as reported in the “Total” column of the “Summary Compensation Table” above for our Chief Executive Officer, Ms. Clarken, was $5,450,635. Since Ms. Clarken was appointed as our Chief Executive Officer effective as of November 25, 2019, we calculated her total annual compensation for pay ratio purposes by (i) annualizing her base salary, (ii) annualizing her annual incentive award and applying a payout percentage based on 100% achievement of company and personal objectives, (iii) adding the total value of the sign-on bonus and all of the share-based awards she received in fiscal year 2019 (which are comprised of the inducement awards in connection with her appointment as Chief Executive Officer as described in “Compensation Discussion and Analysis” above) and (iv) adding the total value of the relocation allowance she received in connection with her move from New York, NY to Paris, France. This calculation resulted in the assumed total annual compensation for Ms. Clarken in fiscal year 2019 of $6,485,215 for purposes of the pay ratio calculation above.
In accordance with SEC rules, we excluded all employees in certain non-U.S. jurisdictions that, in each case, constituted less than 0.87% of our total headcount. The excluded employees were located in Canada (1 employee), Australia (13 employees), China (12 employees), the Netherlands (15 employees), Sweden (12 employees) and Turkey (12 employees). The 65 excluded employees constituted 2.29% of our total number of 2,757 U.S. and non-U.S. employees as of December 31, 2019.
COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION
The compensation committee currently consists of Messrs. Warner and Mesrobian and Ms. Picard. During fiscal year 2019, no member of the compensation committee was an employee, officer or former officer of the Company or any of its subsidiaries. During fiscal year 2019, no member of the compensation committee had a relationship that must be described under the SEC rules relating to disclosure of related person transactions. During fiscal year 2019, none of our executive officers served on the board of directors or compensation committee of any entity that had one or more of its executive officers serving on the Company’s board of directors or compensation committee.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Shares Authorized for Delivery under Equity Compensation Plans - Equity Compensation Plan Information
The following table provides information about our Ordinary Shares that may be issued (or transferred) under our equity compensation plans at December 31, 2019:

Plan Category	Securities to Be Issued Upon Exercise of Outstanding Options, Warrants or Rights	Weighted Average Exercise Price per Share(1)	Securities Available for Future Issuance(3)
Equity compensation plans approved by security holders	7,902,288	$27.00(2)	2,513,566
Equity compensation plans not approved by security holders	0	0	0
Total	7,902,288	$27.00(2)	2,513,566
(1) The weighted-average exercise price does not reflect the Ordinary Shares that will be issued in connection with the vesting of RSUs or PSUs, since RSUs and PSUs have no exercise price.
(2) The weighted-average exercise price was €24.12 and has been converted to U.S. dollars based on the average exchange rate for the year ended December 31, 2019 of €1.00=$1.119574.
(3) The number of securities available for future issuance under all equity compensation plans maintained by us (each type of plan, as described in detail below), represents full-value awards applying our Fungible Share Ratio of 1.57 under the 2015 Time-Based RSU Plan and the 2015 Performance-Based RSU Plan, and is equivalent to 3,946,299 stock option awards under the 2016 Stock Option Plan.

OWNERSHIP OF SECURITIES
The following table sets forth information with respect to the beneficial ownership of our Ordinary Shares as of March 31, 2020 (unless otherwise indicated) for:

•	each beneficial owner of more than 5% of our outstanding Ordinary Shares;

•	each of our directors, director nominees and named executive officers; and

•	all of our directors and executive officers as a group.
Beneficial ownership is determined in accordance with the rules of the SEC. These rules generally attribute beneficial ownership of securities to persons who possess sole or shared voting power or investment power with respect to those securities and include Ordinary Shares issuable upon the exercise of share options and warrants that are immediately exercisable or exercisable within 60 days after March 31, 2020, and Ordinary Shares issuable upon the vesting of RSUs within 60 days after March 31, 2020. Such Ordinary Shares are also deemed outstanding for purposes of computing the percentage ownership of the person holding the option, warrant or free share, but not the percentage ownership of any other person. The percentage ownership information shown in the table is based upon 61,669,231 Ordinary Shares outstanding as of March 31, 2020.
Except as otherwise indicated, to our knowledge, all persons listed below have sole voting and investment power with respect to the Ordinary Shares beneficially owned by them, subject to applicable community property laws. The information is not necessarily indicative of beneficial ownership for any other purpose.
Except as otherwise indicated in the table below, addresses of our directors, director nominees, executive officers and named beneficial owners are in care of Criteo S.A., 32 Rue Blanche, 75009 Paris, France.

	Shares Beneficially Owned
Name of Beneficial Owner 5% Shareholders:	Number	%
DNB Asset Management AS (1)	4,899,261	7.94%
AllianceBernstein L.P. (2)	3,862,374	6.26%
Okumus Fund Management Ltd. (3)	3,776,626	6.12%
Morgan Stanley (4)	3,671,411	5.95%
Allianz Global Investors U.S. LLC (5)	3,611,555	5.86%
International Value Advisors, LLC (6)	3,221,413	5.22%

Named Executive Officers, Directors and Director Nominees:
Megan Clarken	—	—
Jean-Baptiste Rudelle (7)	1,823,250	2.96%
Benoit Fouilland (8)	462,397	*
Ryan Damon (9)	24,563	*
Mary Spilman (10)	156,451	*
Dan Teodosiu (11)	155,942	*
Edmond Mesrobian (12)	17,494	*
Hubert de Pesquidoux (13)	56,883	*
James Warner (14)	74,133	*
Nathalie Balla (15)	12,067	*
Rachel Picard (16)	20,969	*
Marie Lalleman	6,250	*
All directors and named executive officers as a group (12 persons)	2,810,399	4.56%
* Represents beneficial ownership of less than 1%.
(1) Based on a Schedule 13G filed by DNB Asset Management AS (“DNB”) on January 16, 2020 and includes 4,899,261 shares held by a number of funds and managed accounts for which DNB is the investment manager and of which DNB may be deemed to be the beneficial owner in its capacity as investment manager to such clients. The principal address of DNB is Dronning Aufemias Gate 30, Bygg M-12N 0191 Oslo, Norway.
(2) Based on a Schedule 13F filed by AllianceBernstein L.P. on February 18, 2020 and includes 3,862,374 shares held by AllianceBernstein L.P. as of December 31, 2019. The principal address of AllianceBernstein L.P. is 1345 Avenue of the Americas, New York, NY 10105.
(3) Based on a Schedule 13G filed by Okumus Fund Management Ltd. (“Okumus Fund Management") on March 17, 2020 and includes 3,776,626 shares held by it directly and beneficially as the investment manager of Opportunistic Value Fund, and Ahmet H. Okumus, as the President of Okumus Fund Management and a director of Opportunistic Value Fund. The principal business address of Opportunistic Value Fund is Craigmuir Chambers, P.O. Box 71, Road Town, Tortola VG 1110. The principal business address of Okumus Fund Management and Mr. Okumus is 767 Third Avenue, 35th Floor, New York, NY 10017.
(4) Based on a Schedule 13G filed by Morgan Stanley on February 12, 2020 and includes 3,671,411 shares held by Morgan Stanley and 3,608,494 shares held by Morgan Stanley & Co. International plc. The securities being reported on by Morgan Stanley as a parent holding company are owned, or may be deemed to be beneficially owned, by Morgan Stanley & Co. International plc, a wholly-owned subsidiary of Morgan Stanley. The principal address of Morgan Stanley is 1585 Broadway, New York, NY 10036. The principal address of Morgan Stanley & Co. International plc is 25 Cabot Square Canary Wharf, London E14 4QA, England.

(5) Based on a Schedule 13G, as amended, filed by International Value Advisors, LLP (“IVA”) on February 13, 2020 and includes 3,221,413 shares held by various of IVA’s clients and of which IVA may be deemed to be the beneficial owner in its capacity as investment adviser to such clients. The principal address of IVA is 717 Fifth Avenue, 10th Floor, New York, New York 10022.
(6) Based on a Schedule 13F filed by Allianz Asset Management GmbH (“Allianz”) on February 13, 2020 and includes 3,611,555 shares held by Allianz Global Investors U.S. LLC as of December 31, 2019. The principal address of Allianz is SEIDLSTRASSE 24-24A, Munich, 2M  D-80335.
(7) Includes 1,474 Ordinary Shares issuable within 60 days after March 31, 2020, upon the exercise of options and 1,906 Ordinary Shares issuable within 60 days after March 31, 2020 upon vesting of PSUs.
(8) Includes 1,226 Ordinary Shares issuable within 60 days after March 31, 2020, upon the exercise of options and 1,586 Ordinary Shares issuable within 60 days after March 31, 2020 upon vesting of PSUs.
(9) Includes 4,094 Ordinary Shares issuable within 60 days after March 31, 2020, upon the exercise of options.
(10) Includes 1,062 Ordinary Shares issuable within 60 days after July 5, 2019, upon the exercise of options and 1,373 Ordinary Shares issuable within 60 days after July 5, 2019, upon the exercise of PSUs. The principal address of Ms. Spilman is c/o Criteo Corp., 387 Park Ave South, 12th floor, New York, NY 10016. Ms. Spilman’s beneficial ownership is estimated based on Ms. Spilman’s holdings as of July 5, 2019 and a review of our current records. Ms. Spilman is no longer affiliated with the Company, and our attempt to obtain more certain beneficial ownership information from her has been unsuccessful.
(11) Includes 2,936 Ordinary Shares issuable within 60 days after September 30, 2019, upon the exercise of options, 1,373 Ordinary Shares issuable within 60 days after September 30, 2019 upon vesting of PSUs and 784 Ordinary Shares issuable within 60 days after September 30, 2019 upon vesting of RSUs. Mr. Teodosiu’s beneficial ownership is estimated based on Mr. Teodosiu’s holdings as of September 30, 2019 and a review of our current records. Mr. Teodosiu is no longer affiliated with the Company, and our attempt to obtain more certain beneficial ownership information from him has been unsuccessful.
(12) Includes 1,562 Ordinary Shares issuable within 60 days after March 31, 2020, upon the exercise of warrants.
(13) Includes 3,150 Ordinary Shares issuable within 60 days after March 31, 2020, upon the exercise of warrants.
(14) Includes 3,150 Ordinary Shares issuable within 60 days after March 31, 2020, upon the exercise of warrants.
(15) Includes 1,807 Ordinary Shares issuable within 60 days after March 31, 2020, upon the exercise of warrants.
(16) Includes 367 Ordinary Shares issuable within 60 days after March 31, 2020, upon the exercise of warrants.

Item 13.    Certain Relationships and Related Transactions, and Director Independence Review and Approval of Related Person Transactions
We have adopted written procedures concerning the review, approval or ratification of transactions with our directors, executive officers and holders of more than 5% of our outstanding voting securities and their affiliates, which we refer to as our related persons. Under SEC rules, a related person is a director, executive officer, nominee for director, a holder of more than 5% of our outstanding voting securities, an immediate family member (as defined under applicable SEC rules) of any of the foregoing, or any person who was in such role at any time since the beginning of the last fiscal year. A related person transaction is any transaction, arrangement or relationship (or any series of similar transactions, arrangements or relationships) in which the Company or a subsidiary is a participant, where the amount involved exceeds $120,000 and a related person had, has or will have a direct or indirect material interest.
Directors, executive officers and nominees must complete an annual questionnaire and disclose all potential related person transactions involving themselves and their immediate family members that are known to them. Throughout the year, directors and executive officers must notify our General Counsel of any potential related person transactions as soon as they become aware of any such transaction. Our General Counsel informs the audit committee and the board of directors of any related person transaction of which they are aware. The board of directors must approve or ratify any related person transactions. The audit committee or the board of directors may, in its discretion, engage outside counsel to review certain related person transactions.
Since January 2019, we have engaged in, or continue to be party to, the following related person transactions.
Agreements with Our Directors and Executive Officers
Indemnification Arrangements
Under French law, provisions of by-laws that limit the liability of directors are prohibited. However, French law allows sociétés anonymes to contract for and maintain liability insurance against civil liabilities incurred by any of their directors and officers involved in a third-party action, provided that they acted in good faith and within their capacities as directors or officers of the company. Criminal liability cannot be indemnified under French law, whether directly by a company or through liability insurance.
We have entered into agreements with our directors and certain officers to provide liability insurance to cover damages and expenses related to judgments, fines and settlements in any action arising out of their actions as directors and officers. The agreements do not provide coverage for willful or gross misconduct, actions by Criteo or derivative actions by shareholders on Criteo’s behalf, insider trading, or actions in bad faith or contrary to Criteo’s best interest, or criminal or fraudulent proceedings. Under French law, a director or officer may not be held liable to third parties for recklessness or gross negligence not involving intentional misconduct, but rather only to the Company itself. Claims made by Criteo or by any shareholder or other person on Criteo’s behalf are not indemnifiable. Director and officer indemnification agreements and insurance are customary among listed companies in the United States, including our peer companies. As a result, we believe that these arrangements are consistent with market practice in our main competitive markets for director and executive talent and are therefore necessary to attract qualified directors and executive officers.
Consultancy Agreement
We have entered into a consultancy agreement with Rocabella, a consulting firm owned by Jean-Baptiste Rudelle and his immediate family members, pursuant to which Rocabella, through Mr. Rudelle, will provide corporate advisory and representation services to the Company for an annual fee of €135,440 (approximately $151,635.10 in U.S. dollars at a rate of €1.00 = 1.119574, which represents average exchange rates for the year ended December 31, 2019), excluding value-added tax.
In the fourth quarter of 2019, the compensation committee of our board of directors engaged Compensia, its external compensation consultant, to propose a level and structure of remuneration for Mr. Rudelle, via his consultancy firm, Rocabella, based on a benchmark of peers and applicable market practices. The compensation committee evaluated several different methods, including an employment agreement, a service contractor agreement, and a consultancy agreement, as well as use of additional board membership fees, for the remuneration to Mr. Rudelle for his regulatory affairs services. Based on Compensia’s feedback and discussion among the compensation committee, the compensation committee recommended to the board of directors that the Company enter into a consultancy agreement with Rocabella, a consulting firm fully owned by Mr. Rudelle and his immediate family members. After deliberation, the board of directors, with Mr. Rudelle abstaining from deliberating and voting, unanimously approved entry into the consultancy agreement with Rocabella.
Director Independence
Our nomination and corporate governance committee and our board of directors have undertaken a review of the independence of the directors using the current standards for “independence” established by Nasdaq and considered whether any director has a material relationship with us that could compromise his or her ability to exercise independent judgment in carrying out the responsibilities of a director. As a result of this review, our board of directors determined that Mses. Balla, Lalleman and Picard, and Messrs. de Pesquidoux, Mesrobian and Warner, who currently serve on our board of directors, are “independent directors” as that term is defined under the applicable rules and regulations of the SEC and Nasdaq. Our board of directors also had determined that Ms. Sharon Fox Spielman, who resigned from the board of directors effective April 25, 2019, qualified as independent. In making these determinations, our board of directors considered the relationships that each non-employee director has with us and all other facts and circumstances our board of directors deemed relevant in determining the director’s independence, including the number of Ordinary Shares beneficially owned by the director and his or her affiliated entities, if any. In determining that Mses. Balla and Picard are independent under Nasdaq and other applicable standards, our board of directors considered that Ms. Balla is the Co-Chief Executive Officer of La Redoute and Ms. Picard was the Chief Executive Officer of SNCF Voyages, and that each of La Redoute and SNCF Voyages is a customer of the Company and purchases retargeting and other services from the Company on arms-length terms in the ordinary course of business. We review all such transactions pursuant to our Conflicts of Interest and Related Person Transaction Policy. In each case, the relevant director does not participate in these transactions and does not benefit directly from them. The board of directors has reviewed the Company’s transactions with the La Redoute group and the SNCF group and has determined that these transactions have been entered into in the ordinary course and conducted on an arm’s length basis and involved terms no less favorable to us than those that we believe we would have obtained in the absence of such affiliation.

Item 14.    Principal Accounting Fees and Services
INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Our independent registered public accounting firm, Deloitte & Associés, was renewed by shareholders at the 2017 Annual General Meeting to serve as the independent registered public accounting firm for the Company until the annual meeting of the Company’s shareholders approving the financial statements for the fiscal year 2022. Deloitte & Associés has audited the accounts and records of the Company and its subsidiaries since 2011.
The fees for professional services rendered by Deloitte & Associés in each of 2018 and 2019 were:

	Year Ended December 31,
	2018	2019
	(in thousands)
Audit Fees(1)	$2,681	$2,489

Audit-Related Fees	$35	$34

Tax Fees	$15	$65

Other Fees	$—	$4

Total	$2,731	$2,592
______________________
(1) As Criteo is a company incorporated in France, a substantial portion of the audit fees are denominated in euros and have been translated into U.S. dollars using the average exchange rate for the period.
“Audit Fees” are the aggregate fees for the audit of our consolidated financial statements (including statutory financial statements for Criteo S.A. and other consolidated entities, both French and foreign). This category also includes services relating to (i) procedures performed on internal controls in accordance with Section 404 of the Sarbanes-Oxley Act and (ii) other services that are generally provided by the independent accountant, such as consents and assistance with and review of documents filed with the SEC.
“Audit-Related Fees” are the aggregate fees for assurance and related services reasonably related to the performance of the audit and not reported under Audit Fees. In both 2018 and 2019, they relate mainly to assurance services for the issuance of the report on corporate social responsibility, as required under the French Commercial Code, and assurance services for the issuance of a report on compliance with bank covenants.

“Tax Fees” are the aggregate fees for professional services rendered by the principal accountant for tax compliance, tax advice and tax planning related services. In 2018 and 2019, these services included tax certification services for foreign entities.
“Other Fees” are any additional amounts for products and services provided by the principal accountant.
Our audit committee approved all audit and non-audit services provided by our independent accountant.

PART IV
Item 15.    Exhibits and Financial Statement Schedules
The following documents are filed as part of this report:
(b) Exhibits
The exhibits listed in the exhibit index of the Original Filing and the exhibits listed in the below exhibit index of this Amendment are filed with, or incorporated by reference in, this report.

Incorporated by Reference
Exhibit	Description	Schedule/ Form	File Number	Exhibit	File Date
31.3#	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.4#	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

#	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment to be signed on its behalf by the undersigned thereunto duly authorized.

CRITEO S.A.

April 27, 2020	By:	/s/ Megan Clarken
Megan Clarken
Chief Executive Officer