Form 10-Q
period 2020-03-31
Criteo S.A.
filed 2020-04-30
CIK 1576427

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended March 31, 2020
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
for the transition period from _________ to _________
Commission file number: 001-36153

Criteo S.A.
(Exact name of registrant as specified in its charter)

France			Not Applicable
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification Number)

32 Rue Blanche	Paris	France	75009
(Address of principal executive offices)			(Zip Code)

+33 1 40 40 22 90
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
American Depositary Shares, each representing one Ordinary Share, nominal value €0.025 per share	CRTO	Nasdaq Global Select Market
Ordinary Shares, nominal value €0.025 per share*		Nasdaq Global Select Market
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐      No ☒
          As of April 29, 2020, the registrant had 61,724,141 ordinary shares, nominal value €0.025 per share, outstanding.

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
Special Note Regarding Forward-Looking Statements
        This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are based on our management’s beliefs and assumptions and on information currently available to our management. All statements other than present and historical facts and conditions contained in this Form 10-Q, including statements regarding our future results of operations and financial position, business strategy, plans and objectives for future operations, are forward-looking statements. When used in this Form 10-Q, the words “anticipate,” “believe,” “can,” “could,” “estimate,” “expect,” “intend,” “is designed to,” “may,” “might,” “plan,” “potential,” “predict,” “objective,” “should,” or the negative of these and similar expressions identify forward-looking statements. Forward-looking statements include, but are not limited to, statements about:
•the ability of the Criteo Engine to accurately predict engagement by a user;
•our ability to predict and adapt to changes in widely adopted industry platforms and other new technologies;
•our ability to continue to collect and utilize data about user behavior and interaction with advertisers;
•our ability to acquire an adequate supply of advertising inventory from publishers on terms that are favorable to us;
•our ability to meet the challenges of a growing and international company in a rapidly developing and changing industry, including our ability to forecast accurately;
•our ability to maintain an adequate rate of revenue growth and sustain profitability;
•our ability to manage our international operations and expansion and the integration of our acquisitions;
•the effects of increased competition in our market;
•the impact of COVID-19 on our workforce, operations and revenue, as well as on the workforce, operations and revenue of our customers, and the effectiveness of our actions taken in response to COVID-19;
•our ability to adapt to regulatory, legislative or self-regulatory developments regarding internet privacy matters;
•our ability to protect users’ information and adequately address privacy concerns;
•our ability to enhance our brand;
•our ability to enter new marketing channels and new geographies;
•our ability to effectively scale our technology platform;
•our ability to attract and retain qualified employees and key personnel;
•our ability to maintain, protect and enhance our brand and intellectual property; and
•failures in our systems or infrastructure.

        You should also refer to Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2019, and to Part II, Item 1A "Risk Factors" of this Form 10-Q, for a discussion of important factors that may cause our actual results to differ materially from those expressed or implied by our forward-looking statements. As a result of these factors, we cannot assure you that the forward-looking statements in this Form 10-Q will prove to be accurate. Furthermore, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified time frame or at all. The degree to which COVID-19 may affect our results and operations will depend on future developments that are highly uncertain, including, but not limited to, the duration and spread of the outbreak, its severity, the actions to contain the virus or treat its impact, and how quickly and to what extent normal economic and operating conditions can resume. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.
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

PART I
Item 1. Financial Statements.

CRITEO S.A. CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION (UNAUDITED)

	Notes	December 31, 2019	March 31, 2020
		(in thousands)
Assets
Current assets:
Cash and cash equivalents	3	$418,763	$436,506
Trade receivables, net of allowances of $16.1 million and $23.1 million at December 31, 2019 and March 31, 2020, respectively	4	481,732	364,440
Income taxes		21,817	23,101
Other taxes		60,924	65,293
Other current assets	5	17,225	19,832
Total current assets		1,000,461	909,172
Property, plant and equipment, net		194,161	181,848
Intangible assets, net	6	86,886	79,818
Goodwill	6	317,100	315,266
Right of use assets - operating lease	8	142,044	139,954
Non-current financial assets		21,747	20,373
Deferred tax assets		27,985	29,458
Total non-current assets		789,923	766,717
Total assets		$1,790,384	$1,675,889
Liabilities and shareholders' equity
Current liabilities:
Trade payables		$390,277	$300,315
Contingencies	14	6,385	6,020
Income taxes		3,422	3,013
Financial liabilities - current portion	3	3,636	2,303
Operating lease liabilities - current portion	8	45,853	47,288
Other taxes		50,099	49,159
Employee - related payables		74,781	73,251
Other current liabilities	7	35,886	35,709
Total current liabilities		610,339	517,058
Deferred tax liabilities		9,272	7,922
Retirement benefit obligation		8,485	7,111
Financial liabilities - non-current portion	3	769	555
Operating lease liabilities - non-current portion	8	117,988	113,920
Other non-current liabilities		5,543	2,715
Total non-current liabilities		142,057	132,223
Total liabilities		752,396	649,281
Commitments and contingencies
Shareholders' equity:
Common shares, €0.025 par value, 66,197,181 and 66,202,881 shares authorized, issued and outstanding at December 31, 2019 and March 31, 2020, respectively.		2,158	2,158
Treasury stock, 3,903,673 and 4,533,650 shares at cost as of December 31, 2019 and March 31, 2020, respectively.		(74,900)	(79,834)
Additional paid-in capital		668,389	676,510
Accumulated other comprehensive (loss)		(40,105)	(54,283)
Retained earnings		451,725	450,480
Equity-attributable to shareholders of Criteo S.A.		1,007,267	995,031
Non-controlling interests		30,721	31,577
Total equity		1,037,988	1,026,608
Total equity and liabilities		$1,790,384	$1,675,889
The accompanying notes form an integral part of these unaudited condensed consolidated financial statements.

CRITEO S.A.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

		Three Months Ended
	Notes	March 31, 2019	March 31, 2020
		(in thousands, except share per data)

Revenue	9	$558,123	$503,376

Cost of revenue:
Traffic acquisition costs		(322,429)	(297,364)
Other cost of revenue		(26,045)	(33,806)

Gross profit		209,649	172,206

Operating expenses:
Research and development expenses		(46,577)	(37,515)
Sales and operations expenses		(95,909)	(84,974)
General and administrative expenses		(33,770)	(25,915)
Total operating expenses		(176,256)	(148,404)
Income from operations		33,393	23,802
Financial income (expense)	11	(1,974)	(334)
Income before taxes		31,419	23,468
Provision for income taxes	12	(10,018)	(7,040)
Net income		$21,401	$16,428

Net income available to shareholders of Criteo S.A.		$19,120	$15,459
Net income available to non-controlling interests		$2,281	$969

Net income allocated to shareholders of Criteo S.A. per share:
Basic	13	$0.30	$0.25
Diluted	13	$0.29	$0.25

Weighted average shares outstanding used in computing per share amounts:
Basic	13	64,336,777	61,691,001
Diluted	13	66,041,296	62,125,582
The accompanying notes form an integral part of these unaudited condensed consolidated financial statements.

CRITEO S.A.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended
	March 31, 2019	March 31, 2020
	(in thousands)

Net income	$21,401	$16,428
Foreign currency translation differences, net of taxes	(10,492)	(15,932)
Actuarial (losses) gains on employee benefits, net of taxes	(1,053)	1,734
Other comprehensive income (loss)	$(11,545)	$(14,198)
Total comprehensive income (loss)	$9,856	$2,230
Attributable to shareholders of Criteo S.A.	$7,773	$1,281
Attributable to non-controlling interests	$2,083	$949
The accompanying notes form an integral part of these unaudited condensed consolidated financial statements.

CRITEO S.A.
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (UNAUDITED)

	Share capital		Treasury Stock		Additional paid-in capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Equity - attributable to shareholders of Criteo S.A.	Non controlling interest	Total equity
	Common shares		Shares
	(in thousands, except share amounts )
Balance at December 31, 2018	67,708,203	$2,201	(3,459,119)	$(79,159)	$663,281	$(30,522)	$387,869	$943,670	$24,221	$967,891
Net income	—	—	—	—	—	—	19,120	19,120	2,281	21,401
Other comprehensive income (loss)	—	—	—	—	—	(11,347)	—	(11,347)	(198)	(11,545)
Issuance of ordinary shares	28,596	1	—	—	372	—	—	373	—	373
Change in treasury stocks	(1,594,288)	(45)	1,786,715	40,080	(36,091)	—	(3,944)	—	—	—
Share-Based Compensation	—	—	—	—	13,533	—	—	13,533	(11)	13,522
Other changes in equity	—		—	—	(1)	—	155	154	—	154
Balance at March 31, 2019	66,142,511	$2,157	(1,672,404)	$(39,079)	$641,094	$(41,869)	$403,200	$965,503	$26,293	$991,796

	Share capital		Treasury Stock		Additional paid-in capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Equity - attributable to shareholders of Criteo S.A.	Non controlling interest	Total equity
	Common shares		Shares
	(in thousands, except share amounts )
Balance at December 31, 2019	66,197,181	$2,158	(3,903,673)	$(74,900)	$668,389	$(40,105)	$451,725	$1,007,267	$30,721	$1,037,988
Net income	—	—	—	—	—	—	15,459	15,459	969	16,428
Other comprehensive income (loss)	—	—	—	—	—	(14,178)	—	(14,178)	(20)	(14,198)
Issuance of ordinary shares	5,700	—	—	—	39	—	—	39	—	39
Change in treasury stocks	—	—	(629,977)	(4,934)	—	—	(13,305)	(18,239)	—	(18,239)
Share-Based Compensation	—	—	—	—	8,082	—	—	8,082	49	8,131
Other changes in equity (*)	—	—	—	—	—	—	(3,399)	(3,399)	(142)	(3,541)
Balance at March 31, 2020	66,202,881	$2,158	(4,533,650)	$(79,834)	$676,510	$(54,283)	$450,480	$995,031	$31,577	$1,026,608
(*) From January 1, 2020, we adopted ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost issued by the Financial Accounting Standards Board (FASB).
The accompanying notes form an integral part of these unaudited condensed consolidated financial statements.

CRITEO S.A.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended
	March 31, 2019	March 31, 2020
	(in thousands)
Net income	$21,401	$16,428
Non-cash and non-operating items	24,998	32,828
- Amortization and provisions	19,644	27,044
- Net gain (loss) on disposal of non-current assets	—	2,266
- Equity awards compensation expense (1)	13,882	8,502
- Change in deferred taxes	(5,916)	(2,678)
- Income tax for the period	(1,934)	(2,329)
- Other	(678)	23
Changes in working capital related to operating activities	20,821	7,487
- Decrease in trade receivables	86,018	99,388
- (Decrease) in trade payables	(58,485)	(81,679)
- (Increase) in other current assets	(5,992)	(10,398)
- (Decrease) / Increase in other current liabilities	2,436	(945)
- Change in operating lease liabilities and right of use assets	(3,156)	1,121
Cash from operating activities	67,220	56,743
Acquisition of intangible assets, property, plant and equipment	(13,292)	(11,258)
Change in accounts payable related to intangible assets, property, plant and equipment	(10,392)	(479)
(Payment for) Disposal of a business, net of cash acquired (disposed)	(5,325)	—
Change in other non-current financial assets	(32)	889
Cash used for investing activities	(29,041)	(10,848)
Repayment of borrowings	(172)	(170)
Proceeds from capital increase	11	4
Change in treasury stocks	—	(18,241)
Change in other financial liabilities	(30)	(354)
Cash used for financing activities	(191)	(18,761)
Effect of exchange rates changes on cash and cash equivalents	(6,643)	(9,391)
Net increase in cash and cash equivalents	31,345	17,743
Net cash and cash equivalents at beginning of period	364,426	418,763
Net cash and cash equivalents at end of period	$395,771	$436,506

Supplemental disclosures of cash flow information
Cash paid for taxes, net of refunds	(17,868)	(12,047)
Cash paid for interest, net of amounts capitalized	(407)	(349)
(1) Of which $13.5 million and $8.1 million of equity awards compensation expense consisted of share-based compensation expense according to ASC 718 Compensation - stock compensation for the quarter ended March 31, 2019 and 2020, respectively.
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

Note 1. Summary of Significant Accounting Policies

Basis of Presentation

The unaudited condensed consolidated financial statements included herein (the "Unaudited Condensed Consolidated Financial Statements") have been prepared by Criteo S.A. pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on March 2, 2020. The unaudited condensed consolidated financial statements included herein reflect all adjustments (consisting of normal, recurring adjustments) which are, in the opinion of management, necessary to state fairly the results for the interim periods presented. The results of operations for the interim periods presented are not necessarily indicative of the operating results to be expected for any subsequent interim period or for the fiscal year.

Conformity with U.S. GAAP requires the use of estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses in the condensed consolidated financial statements and accompanying notes. We base our estimates and judgments on historical information and on various other assumptions that we believe are reasonable under the circumstances. Our actual results may differ from these estimates. U.S. GAAP requires us to make estimates and judgments in several areas, including, but not limited to: (1) revenue recognition criteria, (2) allowances for credit losses, (3) research tax credits, (4) income taxes, including i) recognition of deferred tax assets arising from the subsidiaries projected taxable profit for future years, ii) evaluation of uncertain tax positions associated with our transfer pricing policy and iii) recognition of income tax position in respect with tax reforms recently enacted in countries we operate, (5) assumptions used in valuing acquired assets and assumed liabilities in business combinations, (6) assumptions used in the valuation of goodwill, intangible assets and right of use assets - operating lease, and (7) assumptions used in the valuation model to determine the fair value of share-based compensation plan.

The ongoing impact of COVID-19 increases uncertainty associated with these estimates, in particular those related to allowance for credit losses, assumptions used in the valuation of goodwill and estimates relating to income taxes.

There have been no changes to our significant accounting policies described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, except for the accounting pronouncements adopted below.

Accounting Pronouncements adopted in 2020

Effective January 1, 2020, we have adopted the Financial Accounting Standards Board ("FASB") Accounting Standards Update ("ASU") No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost. ASU 2016-13 replaces the existing incurred loss impairment model with an expected loss model which requires the use of forward-looking information to calculate credit loss estimates. This results in earlier recognition of credit losses.

We measure loss allowances for all trade receivables using the lifetime expected credit loss approach, as described above. The expected credit losses on these financial assets are estimated using a provision matrix based on the Company’s historical credit loss experience, adjusted for factors that are specific to the debtors, general economic conditions and an assessment of both the current as well as the forecast direction of conditions at the reporting date.

Effective January 1, 2020, we have adopted ASU 2017-04, Goodwill and Other (Topic 350). ASU 2017-04 simplifies the subsequent measurement of goodwill and reduces the cost and complexity of evaluating goodwill for impairment. It eliminates the need for entities to calculate the implied fair value of goodwill by assigning the fair value of a reporting unit to all of its assets and liabilities as if that reporting unit had been acquired in a business combination. Under this amendment, an entity will perform its goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An impairment charge is recognized for the amount by which the carrying value exceeds the reporting unit's fair value. The adoption of the ASU did not have an impact in our financial position or results of operations as we did not recognize an impairment loss during the period.
Effective January 1, 2020, we have adopted ASU 2018-15, Intangibles - Goodwill and Other - Internal Use Software - Customer’s Accounting for Implementation Costs incurred in a Cloud Computing Arrangement That is a Service Contract. This ASU was issued to clarify the accounting for implementation costs incurred for SaaS agreements. Previously the guidance only referred to development of internal use software and the accounting for SaaS agreements was not clarified. This ASU states that the implementation costs of SaaS agreements should be capitalized. The adoption of the standard did not have an impact on our financial position or results of operations, however, it did have a minor impact on expense classification in current and future periods.

Recent Accounting Pronouncements
In August 2018, the FASB issued ASU 2018-14, Compensation - Retirement Benefits - Defined Benefit Plans - General. The purpose of this update is to modify disclosure requirements for Defined Benefit Plans. It removes requirements to disclose the amounts in accumulated other comprehensive income expected to be recognized as components of net periodic benefit cost over the next fiscal year among others. It adds disclosure requirements for the items such as an explanation of the reasons for significant gains and losses related to changes in the benefit obligation for the period. We intend to adopt the standard on the effective date of January 1, 2021. The adoption of ASU 2018-14 is not expected to have a material impact on our financial position or results of operations but may have an impact on our disclosures.
In December 2019, the FASB issued Accounting Standard Update No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (ASU 2019-12), which simplifies the accounting for income taxes. We intend to adopt the standard on the effective date of January 1, 2021. The adoption of ASU 2019-12 is not expected to have a material impact on our financial position or results of operations but may have an impact on our disclosures.
Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s Consolidated Financial Statements upon adoption.

Note 2. Significant Events and Transactions of the Period
Share repurchase program
On October 25, 2018, Criteo's Board of Directors authorized a share repurchase program of up to $80.0 million of the Company’s outstanding American Depositary Shares. We completed this share repurchase program in 2018. As of December 31, 2018, 3.5 million shares were held as treasury shares.
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
As of March 31, 2020, we had 4.5 million treasury shares remaining which may be used to satisfy the Company's obligations under its employee equity plans upon RSU vestings in lieu of issuing new shares, and for M&A activity. We completed the 2019 share repurchase program in February 2020.

	Number of Treasury Shares	Amount (in thousands of dollars)
Balance at January 1, 2020	3,903,673	$74,900
Treasury Shares Repurchased for RSU Vesting	1,258,068	18,239
Treasury Shares Issued for RSU Vesting	(628,091)	(13,305)
Balance at March 31, 2020	4,533,650	$79,834

Restructuring

Cease of our R&D operations in Palo Alto
On October 7, 2019, in connection with the new organization structure, the Company announced a plan to restructure its R&D activities with the closing of its R&D operations in Palo Alto. The Company incurred additional net restructuring costs of $0.4 million for the three month period ended March 31, 2020 comprising of payroll expenses included in Research and Development expenses.

The following table summarizes restructuring activities as of March 31, 2020 included in other current liabilities on the balance sheet:

Three Months Ended
March 31, 2020
(in thousands)
Restructuring liability - January 1, 2020	$5,581
Restructuring costs	449
Amount paid	(3,788)
Restructuring liability - March 31, 2020	2,242

New organization structure
As part of a new organization structure designed to best support our multi-product platform strategy and accelerate execution, commenced in the twelve month period ended December 31, 2019, the Company incurred net restructuring costs of $0.8 million for the three month period ended March 31, 2020, comprising of payroll expenses.

Three Months Ended
March 31, 2020
(in thousands)
Payroll related costs	$(772)
Total restructuring costs	(772)

For the three month period ended March 31, 2020, $0.2 million was included in Research and Development expenses and $0.6 million was included in Sales and Operations expenses.

The following table summarizes restructuring activities as of March 31, 2020 included in other current liabilities on the balance sheet:

Three Months Ended
March 31, 2020
(in thousands)
Restructuring liability - January 1, 2020	$510
Restructuring costs	772
Amount paid	(686)
Restructuring liability - March 31, 2020	596

Note 3. Financial Instruments
Financial assets
The maximum exposure to credit risk at the end of each reported period is represented by the carrying amount of financial assets, and summarized in the following table:

	December 31, 2019	March 31, 2020
	(in thousands)
Trade receivables, net of allowance	481,732	364,440
Other taxes	60,924	65,293
Other current assets	17,225	19,832
Non-current financial assets	21,747	20,373
Total	$581,628	$469,938

Credit Risk
We maintain an allowance for estimated credit losses. During the twelve-month period ended December 31, 2019 and the three-month period ended March 31, 2020, our net change in allowance for credit losses was $9.9 million and $(7.0) million, respectively (note 4). The primary cause of this change was the adoption of ASU 2016-13, Financial Instruments - Credit Losses (Topic 326) effective January 1, 2020 resulting in an earlier recognition of credit losses, the cumulative effect of which, was recorded as an adjustment to retained earnings for $3.5 million (note 1).
For our financial assets, the fair value approximates the carrying amount, given the nature of the financial assets and the maturity of the expected cash flows.
Trade Receivables
Credit risk is defined as an unexpected loss in cash and earnings if the client is unable to pay its obligations in due time. We perform internal ongoing credit risk evaluations of our clients. When a possible risk exposure is identified, we require prepayments or pause the provision of services until payment of past due receivables is made.
As of December 31, 2019 and March 31, 2020, no customer accounted for 10% or more of trade receivables.
Financial Liabilities

	December 31, 2019	March 31, 2020

	(in thousands)
Trade payables	$390,277	$300,315
Other taxes	50,099	49,159
Employee-related payables	74,781	73,251
Other current liabilities	35,886	35,709
Financial liabilities	4,405	2,858
Total	$555,448	$461,292

For our financial liabilities, the fair value approximates the carrying amount, given the nature of the financial liabilities and the maturity of the expected cash flows.

We are party to several loan agreements and a revolving credit facility, or RCF, with third-party financial institutions. There have been no significant changes from what was disclosed in Note 12 to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2019.

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

	December 31, 2019	March 31, 2020

	(in thousands)
Derivative Assets:
Included in other current assets	$—	$105

Derivative Liabilities:
Included in financial liabilities - current portion	$1,284	$—

For our derivative financial instruments, the fair value approximates the carrying amount, given the nature of the derivative financial instruments and the maturity of the expected cash flows.
Cash and Cash Equivalents
The following table presents for each reporting period, the breakdown of cash and cash equivalents:

	December 31, 2019	March 31, 2020

	(in thousands)
Cash equivalents	$189,119	$169,569
Cash on hand	229,644	266,937
Total cash and cash equivalents	$418,763	$436,506

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

Note 4. Trade Receivables
The following table shows the breakdown in trade receivables net book value for the presented periods:

	December 31, 2019	March 31, 2020

	(in thousands)
Trade accounts receivables	$497,800	$387,524
(Less) Allowance for credit losses	(16,068)	(23,084)
Net book value at end of period	$481,732	$364,440
Changes in allowance for credit accounts are summarized below:

	2019	2020

	(in thousands)
Balance at January 1	$(25,918)	$(16,068)
Allowance for credit losses through retained earnings (*)	—	(3,498)
Allowance for credit losses	(5,282)	(6,997)
Reversal of provision	5,931	2,989
Currency translation adjustment	100	490
Balance at March 31	$(25,169)	$(23,084)
(*) From January 1, 2020, we adopted ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost issued by the Financial Accounting Standards Board (FASB). ASU 2016-13 replaces the existing incurred loss impairment model with an expected loss model which requires the use of forward-looking information to calculate credit loss estimates. This results in earlier recognition of credit losses. We adopted ASU 2016-13 effective January 1, 2020 with the cumulative effect of adoption recorded as an adjustment to retained earnings (note 1).
The amount charged to allowance for credit losses for the three months ended March 31, 2020 increased compared to the same period in the prior year due to the application of the expected credit loss model beginning on January 1, 2020 as well as an increase in the provision due to the expected impact of COVID-19 on the Company's future cash collections.
The reversal of provision decreased during the three month period ended March 31, 2020, mainly due to lower payments received and write-offs of long outstanding receivables already reserved for which it is certain we will not collect the receivable. During the three months ended March 31, 2020, the Company recovered $0.6 million previously written off, accounted for as a reversal of provision.
The Company mitigates its credit risk with respect to accounts receivables by performing credit evaluations and monitoring agencies and advertisers' accounts receivables balances.

Note 5. Other Current Assets
The following table shows the breakdown in other current assets net book value for the presented periods:

	December 31, 2019	March 31, 2020

	(in thousands)
Prepayments to suppliers	$5,109	$4,668
Other debtors	4,225	3,822
Prepaid expenses	7,891	11,237
Derivative instruments	—	105
Gross book value at end of period	17,225	19,832
Net book value at end of period	$17,225	$19,832

Prepaid expenses mainly consist of office rental advance payments.
Derivative financial instruments include foreign currency swaps or forward purchases or sales contracts used to manage our exposure to the risk of exchange rate fluctuations. These instruments are considered level 2 financial instruments as they are measured using valuation techniques based on observable market data.

Note 6. Intangible Assets and Goodwill
There have been no significant additions to intangible assets or goodwill since December 31, 2019.
Due to the changes in the current economic environment and the recent decline in global equity markets related to the COVID-19 pandemic, we believe that there has been a change in events and circumstances that may indicate that the carrying amount of goodwill might not be recoverable. We have therefore conducted an interim impairment test between our annual tests. This interim test was based on a stretched scenario reflecting the estimated impact of COVID-19, built on top of the business plan used for our 2019 annual test. The test concluded that the reporting unit’s fair value is above its carrying amount, including goodwill. Therefore, no impairment loss was recorded.
In addition, no triggering events have occurred that would indicate impairment of intangible assets.
The estimated amortization expense related to intangible assets for the next five years and thereafter is as follows:

	Software	Technology and customer relationships	Total
	(in thousands)
From April 1 to December 31, 2020	$6,420	$8,537	$14,957
2021	7,414	11,382	18,796
2022	4,826	11,382	16,208
2023	2,652	10,897	13,549
2024	685	8,700	9,385
Thereafter	59	6,852	6,911
Total	$22,056	$57,750	$79,806

Note 7. Other Current Liabilities
Other current liabilities are presented in the following table:

	December 31, 2019	March 31, 2020

	(in thousands)
Clients' prepayments	$13,618	$11,249
Credit notes	16,420	18,993
Accounts payable relating to capital expenditures	4,408	3,834
Other creditors	1,213	1,447
Deferred revenue	227	186
Total	$35,886	$35,709

Note 8. Leases
We have adopted Topic 842 effective January 1, 2019 on a modified retrospective basis and elected not to restate comparative periods. We chose to use certain practical expedients offered by the standard including:
•We did not reassess whether any expired or existing contracts are or contain leases, the lease classification for any expired or existing leases, or the initial direct costs for any existing leases.
•We do not recognize a lease liability or right of use asset for leases with a term of 12 months or less.
•We used hindsight in determining the lease term.
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
Both office and data center leases typically contain options to renew, and/or early terminate. We have evaluated management's expectations for these options as of March 31, 2020. Options have been included in the lease term if management has determined it is reasonably certain it will be exercised.
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
The components of lease expense are as follows:

	Three Months Ended			Three Months Ended
	March 31, 2019			March 31, 2020
	Offices	Data Centers	Total	Offices	Data Centers	Total
	(in thousands)
Lease expense	$8,340	$5,187	$13,527	$6,314	$6,536	$12,850
Short term lease expense	925	530	1,455	286	56	342
Variable lease expense	—	114	114	9	516	525
Sublease income	(1,076)	—	(1,076)	(202)	—	(202)
Total operating lease expense	$8,189	$5,831	$14,020	$6,407	$7,108	$13,515

As of March 31, 2020, we had future minimum lease payments as follows:

	March 31, 2020
	Offices	Data Centers	Total
	(in thousands)
Remainder of 2020	$24,813	$14,251	$39,064
2021	30,386	14,586	44,972
2022	27,839	10,714	38,553
2023	18,455	4,383	22,838
2024	9,413	2,229	11,642
Thereafter	14,285	373	14,658
Total minimum lease payments	125,191	46,536	171,727
Impact of Discount Rate	(9,748)	(770)	(10,518)
Total Lease Liability	$115,443	$45,766	$161,209

The weighted average remaining lease term and discount rates as of March 31, 2020 are as follows:

	March 31, 2019	March 31, 2020
Weighted average remaining lease term (years)
Offices	5.4	4.5
Data Centers	3.0	3.0
Weighted average discount rate
Offices	2.6%	2.5%
Data Centers	1.7%	1.7%

Supplemental cash flow information related to our operating leases is as follows for the period ended March 31, 2020:

	Three Months Ended
	March 31, 2019	March 31, 2020
	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities
Cash flow for operating activities	$(13,964)	$(14,048)
Right of use assets obtained in exchange for new operating lease liabilities	$10,926	$—
As of March 31, 2020, we have additional operating leases, that have not yet commenced which will result in additional operating lease liabilities and right of use assets:

	Offices	Data Centers
	(in thousands)
Additional operating lease liabilities	$11,295	$7,807
Additional right of use assets	$8,446	$7,807
These operating leases will commence during the fiscal year ending December 31, 2020.

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
We offer two families of solutions to our commerce and brand clients:
•Criteo Marketing Solutions allow commerce companies to address multiple marketing goals by engaging their consumers with personalized ads across the web, mobile and offline store environments.
•Criteo Retail Media solutions allow retailers to generate advertising revenues from consumer brands, and/or to drive sales for themselves, by monetizing their data and audiences through personalized ads, either on their own digital property or on the open Internet, that address multiple marketing goals.
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
The following table presents our revenues disaggregated by geographical area:

	Americas	EMEA	Asia-Pacific	Total
For the three months ended	(in thousands)

March 31, 2019	$217,993	$209,643	$130,487	$558,123
March 31, 2020	$191,745	$190,114	$121,517	$503,376

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
During the three months ended March 31, 2020, there was one grant of RSUs under the Employee Share Option Plan 12 as defined in Note 20 to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2019.
On March 2, 2020, 40,240 RSUs were granted to Criteo employees subject to continued employment and 43,217 RSUs and 43,217 PSUs were granted to a member of the management subject to continued employment.
There have been no changes in the vesting and method of valuation of the BSPCEs, OSAs, RSUs, or BSAs from what was disclosed in Note 20 to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on March 2, 2020.

Change in Number of BSPCE/OSA/RSU/BSA

	OSA/BSPCE	RSU	BSA	Total
Balance at January 1, 2020	2,559,534	4,978,987	363,767	7,902,288
Granted	—	126,674	—	126,674
Exercised (OSA/BSPCE/BSA)	(5,700)	—	—	(5,700)
Vested (RSU)	—	(640,528)	—	(640,528)
Forfeited	(107,929)	(275,710)	(12,742)	(396,381)
Expired	(3,600)	—	—	(3,600)
Balance at March 31, 2020	2,442,305	4,189,423	351,025	6,982,753

Breakdown of the Closing Balance

	OSA/BSPCE	RSU	BSA
Number outstanding	2,442,305	4,189,423	351,025
Weighted-average exercise price	€23.01	NA	€14.82
Number vested	1,815,222	NA	154,576
Weighted-average exercise price	€24.40	NA	€17.42
Weighted-average remaining contractual life of options outstanding, in years	5.8	NA	7.4
Reconciliation with the Unaudited Consolidated Statements of Income

	Three Months Ended
	March 31, 2019				March 31, 2020
	(in thousands)
	R&D	S&O	G&A	Total	R&D	S&O	G&A	Total
RSUs	$(3,846)	$(5,955)	$(2,516)	$(12,317)	$(2,369)	$(3,619)	$(1,988)	$(7,976)
Share options / BSPCE	(179)	(246)	(780)	(1,205)	—	(61)	(94)	(155)
Total share-based compensation	(4,025)	(6,201)	(3,296)	(13,522)	(2,369)	(3,680)	(2,082)	(8,131)
BSAs	—	—	(360)	(360)	—	—	(372)	(372)
Total equity awards compensation expense	$(4,025)	$(6,201)	$(3,656)	$(13,882)	$(2,369)	$(3,680)	$(2,454)	$(8,503)

Note 11. Financial Income and Expenses
The condensed consolidated statements of income line item “Financial income (expense)” can be broken down as follows:

	Three Months Ended
	March 31, 2019	March 31, 2020
	(in thousands)

Financial income from cash equivalents	$177	$382
Interest and fees	(523)	(432)
Interest on debt	(430)	(380)
Fees	(93)	(52)
Foreign exchange gain (loss)	(1,598)	(1,628)
Other financial expense	(30)	1,344
Total financial income (expense)	$(1,974)	$(334)

The $0.3 million and the $2.0 million financial expenses for the three month periods ended March 31, 2020 and March 31, 2019, respectively, were driven by the non-utilization costs incurred as part of our available Revolving Credit Facility (RCF) financing offset by income from cash and cash equivalents and the recognition of a negative impact of foreign exchange reevaluations net of related hedging costs.
We manage our exposure to foreign currency risk at the Criteo S.A. level and hedge using foreign currency swaps or forward purchases or sales of foreign currencies.

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
The condensed consolidated statements of income line item “Provision for income taxes” can be broken down as follows:

	Three Months Ended
	March 31, 2019	March 31, 2020
	(in thousands)
Current income tax	$(15,934)	$(9,718)
Net change in deferred taxes	5,916	2,678
Provision for income taxes	$(10,018)	$(7,040)

For the three months ended March 31, 2019 and 2020, we used an annual estimated tax rate of 30% to calculate the provision for income taxes. The effective tax rate was 32% and 30% for the three months ended March 31, 2019 and 2020, respectively. The difference between the annual estimated tax rate and the effective tax rate is mainly due to the tax impact of discrete items such as share-based compensation in the United States. Discrete items were immaterial for the three months ended March 31, 2020 resulting in no material difference between the annual estimated tax rate and the effective tax rate.
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

	Three Months Ended
	March 31, 2019	March 31, 2020
Net income attributable to shareholders of Criteo S.A.	$19,120	$15,459
Weighted average number of shares outstanding	64,336,777	61,691,001
Basic earnings per share	$0.30	$0.25
Diluted Earnings Per Share
We calculate diluted earnings per share by dividing the net income attributable to shareholders of the Parent by the weighted average number of shares outstanding plus any potentially dilutive shares not yet issued from share-based compensation plans (see Note 10). There were no other potentially dilutive instruments outstanding as of March 31, 2019 and March 31, 2020. Consequently, all potential dilutive effects from shares are considered.
For each period presented, a contract to issue a certain number of shares (i.e. share option, non-employee warrant ("BSA"), restricted share unit ("RSU") or employee warrant ("BSPCE") is assessed as potentially dilutive if it is “in the money” (i.e., the exercise or settlement price is lower than the average market price).

	Three Months Ended
	March 31, 2019	March 31, 2020
Net income attributable to shareholders of Criteo S.A.	$19,120	$15,459
Weighted average number of shares outstanding of Criteo S.A.	64,336,777	61,691,001
Dilutive effect of :
Restricted share awards ("RSUs")	1,317,350	264,309
Share options and BSPCE	336,647	153,786
Share warrants	50,522	16,486
Weighted average number of shares outstanding used to determine diluted earnings per share	66,041,296	62,125,582
Diluted earnings per share	$0.29	$0.25

The weighted average number of securities that were anti-dilutive for diluted EPS for the periods presented but which could potentially dilute EPS in the future are as follows:

	Three Months Ended
	March 31, 2019	March 31, 2020

Restricted share awards	482,152	2,241,223
Share options and BSPCE	65,500	—
Weighted average number of anti-dilutive securities excluded from diluted earnings per share	547,652	2,241,223

Note 14. Commitments and contingencies
Commitments
Revolving Credit Facilities "RCF", Credit Line Facilities and Bank Overdrafts
As mentioned in Note 3, we are party to an RCF with a syndicate of banks which allow us to draw up to €350.0 million ($383.5 million) until March 2022.
We are also party to short-term credit lines and overdraft facilities with HSBC plc, BNP Paribas and LCL with an authorization to draw up to a maximum of €21.5 million ($23.6 million) in aggregate under the short-term credit lines and overdraft facilities. As of March 31, 2020, we had not drawn on any of these facilities. Any loans or overdraft under these short-term facilities bear interest based on the one month EURIBOR rate or three month EURIBOR rate. As these facilities are exclusively short-term credit and overdraft facilities, our banks have the ability to terminate such facilities on short notice.

Contingencies
Changes in provisions during the presented periods are summarized below:

	Provision for employee-related litigation	Other provisions	Total
	(in thousands)
Balance at January 1, 2020	$620	$5,765	$6,385
Increase	92	13	105
Provision used	(4)	(211)	(215)
Provision released not used	—	(42)	(42)
Currency translation adjustments	(12)	(201)	(213)
Balance at March 31, 2020	$696	$5,324	$6,020
- of which current	696	5,324	6,020
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

	Americas	EMEA	Asia-Pacific	Total
For the three months ended:	(in thousands)
March 31, 2019	$217,993	$209,643	$130,487	$558,123
March 31, 2020	$191,745	$190,114	$121,517	$503,376

Revenue generated in France, the country of incorporation of the Parent, amounted to $37.4 million and $32.0 million for the three months ended March 31, 2019 and 2020, respectively.
Revenue generated in other significant countries where we operate is presented in the following table:

	Three Months Ended
	March 31, 2019	March 31, 2020
	(in thousands)
Americas
United States	$195,791	$173,027
EMEA
Germany	$53,595	$50,618
United Kingdom	$21,768	$20,820
Asia-Pacific
Japan	$93,168	$84,637
As of March 31, 2019 and 2020, our largest client represented 2.1% and 3.3%, respectively, of our consolidated revenue.
Other Information
For each reported period, non-current assets (corresponding to the net book value of tangible and intangible assets, excluding right of use assets related to lease agreements) are presented in the table below. The geographical information results from the locations of legal entities.

			Of which			Of which
	Holding	Americas	United States	EMEA	Asia-Pacific	Japan	Singapore	Total
(in thousands)

December 31, 2019	$136,621	$104,389	$100,107	$20,336	$19,701	$9,617	$5,970	$281,047
March 31, 2020	$127,707	$94,642	$94,412	$18,158	$21,159	$11,844	$5,374	$261,666

Note 16. Related Parties
There were no significant related-party transactions during the period nor any change in the nature of the transactions as described in Note 25 to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2019 except as follows:

On March 2, 2020, the Group announced that Chief Financial Officer Benoit Fouilland plans to depart from Criteo at the end of the second quarter 2020. Mr. Fouilland has indicated that he will remain fully committed to his role as Chief Financial Officer and member of the senior executive team, and will play an active role in identifying and hiring his successor to ensure an orderly and smooth transition until his anticipated departure date of June 30, 2020.

The Executive Officers as of March 31, 2020 were:
• Jean-Baptiste Rudelle - Chairman
• Megan Clarken - Chief Executive Officer
• Benoit Fouilland - Chief Financial Officer
• Ryan Damon - General Counsel and Corporate Secretary

Note 17. Subsequent Events
Given the ongoing impact that the COVID-19 pandemic is having on the Company's clients' business, it will remain a factor in our analysis of estimates residing in the financial statements, including, but not limited to, estimates related to receivable reserves calculated under the CECL model, the impairment analysis, and the income tax calculation. These estimates involve projections and assumptions regarding the future economic environment and as such it is possible that events may occur rapidly or unexpectedly that could lead to their changes. We will continue to closely monitor the COVID-19 pandemic, and continuously evaluate its impact on our key estimates.

On April 29, 2020, the Company announced that the Board of Directors has authorized a share repurchase program of up to $30 million of the Company’s outstanding American Depositary Shares.

On April 29, 2020, the Company decided to preventively draw under its Multicurrency Revolving Facility Agreement for general purposes for a total amount of €140 million ($150 million).

The Company evaluated all other subsequent events that occurred after March 31, 2020 through the date of issuance of the unaudited condensed consolidated financial statements and determined there are no other significant events that require adjustments.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the Securities and Exchange Commission, or "SEC", on March 2, 2020.

Critical Accounting Policies and Estimates

There have been no material changes to our critical accounting policies and estimates from the information provided in Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations," included in our Annual Report filed on Form 10-K for the year ended December 31, 2019. Please refer to Note 1,"Summary of Significant Accounting Policies," of the Notes to Unaudited Condensed Consolidated Financial Statements for a discussion of the changes in accounting policies due to the adoption of this standard.

Recently Issued Pronouncements

See "Recently Issued Accounting Standards" under Note 1, "Summary of Significant Accounting Policies," of the Notes to Unaudited Condensed Consolidated Financial Statements for a discussion of certain accounting standards that have been issued during 2020.

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

Adjusted EBITDA is our consolidated earnings before financial income (expense), income taxes, depreciation and amortization, adjusted to eliminate the impact of equity awards compensation expense, pension service costs, restructuring costs, acquisition-related costs and deferred price consideration. Adjusted EBITDA is a key measure used by our management and board of directors to understand and evaluate our core operating performance and trends, to prepare and approve our annual budget and to develop short- and long-term operational plans. In particular, we believe that by eliminating equity awards compensation expense, pension service costs, restructuring costs, acquisition-related costs and deferred price consideration, Adjusted EBITDA can provide useful measures for period-to-period comparisons of our business. Accordingly, we believe that Adjusted EBITDA provides useful information to investors and the market generally in understanding and evaluating our results of operations in the same manner as our management and board of directors.

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

Condensed Consolidated Statements of Income Data (Unaudited):

	Three Months Ended
	March 31, 2019	March 31, 2020
	(in thousands, except share and per share data)

Revenue	$558,123	$503,376

Cost of revenue (2)
Traffic acquisition costs	(322,429)	(297,364)
Other cost of revenue	(26,045)	(33,806)
Gross profit	209,649	172,206

Operating expenses
Research and development expenses (2)	(46,577)	(37,515)
Sales and operations expenses (2)	(95,909)	(84,974)
General and administrative expenses (2)	(33,770)	(25,915)
Total operating expenses	(176,256)	(148,404)
Income from operations	33,393	23,802
Financial income (expense)	(1,974)	(334)
Income before taxes	31,419	23,468
Provision for income taxes	(10,018)	(7,040)
Net income	$21,401	$16,428
Net income available to shareholders of Criteo S.A. (1)	$19,120	$15,459
Net income available to shareholders of Criteo S.A. per share:
Basic	$0.30	$0.25
Diluted	$0.29	$0.25

Weighted average shares outstanding used in computing per share amounts:
Basic	64,336,777	61,691,001
Diluted	66,041,296	62,125,582
(1) For the three month periods ended March 31, 2019 and March 31, 2020, this excludes $2.3 million and $1.0 million, respectively, of net income attributable to non-controlling interests held by Yahoo! Japan in our Japanese subsidiary Criteo KK.
(2) Cost of revenue and operating expenses include equity awards compensation expense, pension service costs, depreciation and amortization expense, restructuring costs, acquisition-related costs and deferred price consideration as follows:

Detailed Information on Selected Items (unaudited):

	Three Months Ended
	March 31, 2019	March 31, 2020
	(in thousands)
Equity awards compensation expense
Research and development expenses	$4,025	$2,370
Sales and operations expenses	6,201	3,618
General and administrative expenses	3,656	2,515
Total equity awards compensation expense	$13,882	$8,503

Pension service costs
Research and development expenses	193	269
Sales and operations expenses	72	95
General and administrative expenses	129	174
Total pension service costs (a)	$394	$538

Depreciation and amortization expense
Cost of revenue	9,135	12,771
Research and development expenses (b)	3,477	5,650
Sales and operations expenses (c)	4,864	4,340
General and administrative expenses	1,820	1,377
Total depreciation and amortization expense	$19,296	$24,138

Restructuring costs (1)
Research and development expenses	—	995
Sales and operations expenses	1,890	1,021
General and administrative expenses	—	193
Total Restructuring costs (1)	$1,890	$2,209
(1) For the three month periods ended March 31, 2019, and March 31, 2020, respectively, the Company recognized restructuring charges following its new organizational structure implemented to support its multi-product platform strategy and office right sizing policy, respectively, initiated at the end of the fiscal year ended December 31, 2019 as detailed below:

	Three Months Ended	Three Months Ended
	March 31, 2019	March 31, 2020
	(in thousands)
Depreciation and amortization expense	1,143	—
Facilities and impairment related costs	747	987
Payroll related costs	—	1,222
Total restructuring costs	1,890	2,209
(a) Effective January 1, 2012, actuarial gains and losses are recognized in other comprehensive income.
(b) Includes acquisition-related amortization of intangible assets of $2.7 million and $4.7 million for the three months ended March 31, 2019 and 2020, respectively.
(c) Includes acquisition-related amortization of intangible assets of $2.7 million and $2.2 million for the three months ended March 31, 2019 and 2020, respectively.

Consolidated Statements of Financial Position Data (unaudited):

	December 31, 2019	March 31, 2020

	(in thousands)
Cash and cash equivalents	$418,763	$436,506
Total assets	1,790,384	1,675,889
Trade receivables, net of credit losses	481,732	364,440
Total financial liabilities	4,405	2,858
Total liabilities	752,396	649,281
Total equity	$1,037,988	$1,026,608
Other Financial and Operating Data (unaudited):

	Three Months Ended
	March 31, 2019	March 31, 2020
	(in thousands, except client data)
Number of clients	19,373	20,360
Revenue ex-TAC (3)	$235,694	$206,012
Adjusted Net Income (4)	$39,705	$32,028
Adjusted EBITDA (5)	$68,855	$59,190
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

	Three Months Ended
	March 31, 2019	March 31, 2020

	(in thousands)
Revenue	$558,123	$503,376
Adjustment:
Traffic acquisition costs	(322,429)	(297,364)
Revenue ex-TAC	$235,694	$206,012

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

	Three Months Ended
	March 31, 2019	March 31, 2020
	(in thousands)
Net income	$21,401	$16,428
Adjustments:
Equity awards compensation expense	13,882	8,503
Amortization of acquisition-related intangible assets	5,472	6,848
Restructuring costs (1)	1,890	2,209
Tax impact of the above adjustments	(2,940)	(1,960)
Adjusted Net Income	$39,705	$32,028
(1) For the three month periods ended March 31, 2019, and March 31, 2020, respectively, the Company recognized restructuring charges following its new organizational structure implemented to support its multi-product platform strategy and office right sizing policy, respectively, initiated at the end of the fiscal year ended December 31, 2019 as detailed below:

	Three Months Ended	Three Months Ended
	March 31, 2019	March 31, 2020
	(in thousands)
Depreciation and amortization expense	1,143	—
Facilities and impairment related costs	747	987
Payroll related costs	—	1,222
Total restructuring costs	1,890	2,209

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

	Three Months Ended
	March 31, 2019	March 31, 2020
	(in thousands)
Net income	$21,401	$16,428
Adjustments:
Financial expense (income)	1,974	334
Provision for income taxes	10,018	7,040
Equity awards compensation expense	13,882	8,503
Pension service costs	394	538
Depreciation and amortization expense	19,296	24,138
Restructuring costs (1)	1,890	2,209
Total net adjustments	47,454	42,762
Adjusted EBITDA	$68,855	$59,190
(1) For the three month periods ended March 31, 2019, and March 31, 2020, respectively, the Company recognized restructuring charges following its new organizational structure implemented to support its multi-product platform strategy and office right sizing policy, respectively, initiated at the end of the fiscal year ended December 31, 2019 as detailed below:

	Three Months Ended	Three Months Ended
	March 31, 2019	March 31, 2020
	(in thousands)
Depreciation and amortization expense	1,143	—
Facilities and impairment related costs	747	987
Payroll related costs	—	1,222
Total restructuring costs	1,890	2,209

Results of Operations for the Periods Ended March 31, 2019 and 2020 (Unaudited)
Revenue
Three months ended March 31, 2020 compared to the three months ended March 31, 2019

	Three Months Ended
	March 31, 2019	March 31, 2020	2019 vs 2020

	(in thousands)
Revenue as reported	$558,123	$503,376	(10)%
Conversion impact U.S. dollar/other currencies		8,118
Revenue at constant currency (1)	558,123	511,494	(8)%
Americas
Revenue as reported	217,993	191,745	(12)%
Conversion impact U.S. dollar/other currencies		1,758
Revenue at constant currency (1)	217,993	193,503	(11)%
EMEA
Revenue as reported	209,643	190,114	(9)%
Conversion impact U.S. dollar/other currencies		5,624
Revenue at constant currency (1)	209,643	195,738	(7)%
Asia-Pacific
Revenue as reported	130,487	121,517	(7)%
Conversion impact U.S. dollar/other currencies		736
Revenue at constant currency(1)	$130,487	$122,253	(6)%
(1) Growth at constant currency excludes the impact of foreign currency fluctuations and is computed by applying the 2019 average exchange rates for the relevant period to 2020 figures. We have included revenue at constant currency in this Form 10-Q because it is a key measure used by our management and board of directors to evaluate operating performance. Management reviews and analyzes business results excluding the effect of foreign currency translation because they believe this better represents our underlying business trends.
Revenue for the three months ended March 31, 2020 decreased (10)% (or decreased by (8)% on a constant currency basis, (as defined in footnote 1 directly above), compared to the three months ended March 31, 2019.

The COVID-19 outbreak started having an impact on our revenue beginning in mid-February. Overall, the COVID-19 impact on our revenue was approximately $24 million, or more than 4 points of year-over-year growth as some clients decided to temporarily pause or reduce their campaigns with us. The COVID-19 impact differed significantly by client vertical. Traditionally, the mix of our revenue is approximately 70% in the Retail vertical, 10% in the Travel vertical, 10% in the Classifieds vertical and the remaining 10% a collection of other verticals including consumer finance, auto, gaming and ride sharing. In the first quarter 2020, our revenue in the Travel vertical was impacted by up to 95% compared to pre-COVID-19 levels, while revenue in Classifieds decreased by around 40%, mostly in the marketplace space. Our revenue in the Retail vertical remained relatively healthier, with reductions limited to about 10%. The Travel vertical, which was deeply affected by COVID-19, contributed to 40% of the revenue impact and the remaining 60% were evenly spread between Retail, Classifieds and other verticals. About 80% of the COVID impact on revenue was with large clients, as spending in the midmarket remained resilient.

Due to the material impact from the COVID-19 outbreak, the year-over-year decrease in revenue was entirely driven by the lower contribution from our existing clients, which exceeded revenues derived from new clients. We added 987 net new clients year-over-year across regions, a higher volume than during the prior year period. Revenue from existing clients decreased by 9% at constant currency over the period, including 5 points attributable to the impact of COVID-19, despite the continued adoption of our new products across our client base.

Revenue in the Americas region decreased (12)% (or (11)% on a constant currency basis, including 12% in the U.S.) to $191.7 million for the three months ended March 31, 2020 compared to the three months ended March 31, 2019. This decline was driven by an impact from COVID-19 of $8 million, in particular with large customers and in the broader Classifieds vertical. This came in addition to a soft start in January, due to client budget slowdowns after very high spend levels during the Q4 2019 peak season in the Americas.

Revenue in EMEA decreased (9)% (or decreased (7)% on a constant currency basis) to $190.1 million for the three months ended March 31, 2020 compared to the three months ended March 31, 2019. This decrease at constant currency includes approximately $12 million revenue impact from the COVID-19 in the region, in part due to the fact that EMEA is the region with the highest exposure to the Travel vertical, which was most hit by COVID-19. In this difficult context, our performance in the midmarket across the region, as well as in our German and Eastern European businesses remained solid and resilient.

Revenue in the Asia-Pacific region decreased (7)% (or decreased (6)% on a constant currency basis) to $121.5 million for the three months ended March 31, 2020 compared to the three months ended March 31, 2019. The decrease at constant currency, included an approximately $5 million revenue impact from the COVID-19, mostly in the Travel and Retail verticals, with our South-East Asian markets most hit. Our Japanese business was less impacted than other markets, and Korea continued to grow double digits despite the early COVID-19 outbreak in the country.
Additionally, our $503.4 million of revenue for the three months ended March 31, 2020 was negatively impacted by $8.1 million as a result of changes in foreign currency against the U.S. dollar compared to the three months ended March 31, 2019.
The year-over-year decrease in revenue on a constant currency basis is entirely attributable to the decrease in the average cost-per-click charged to advertisers, partially offset by the increased number of clicks delivered on the advertising banners displayed by us and the increased number of impressions delivered by us.

Cost of Revenue
Three months ended March 31, 2020 compared to the three months ended March 31, 2019

	Three Months Ended		% change
	March 31, 2019	March 31, 2020	2019 vs 2020

	(in thousands, except percentages)
Traffic acquisition costs	$(322,429)	$(297,364)	(8)%
Other cost of revenue	$(26,045)	$(33,806)	30%
Total Cost of Revenue	$(348,474)	$(331,170)	(5)%
% of revenue	(62)%	(66)%
Gross profit %	38%	34%
Cost of revenue for the three months ended March 31, 2020 decreased $(17.3) million, or (5)%, compared to the three months ended March 31, 2019. This decrease was primarily the result of a decrease of $(25.1) million, or (8)% (or a decrease of (6)% on a constant currency basis) in traffic acquisition costs and a increase of $7.8 million, or 30% (or 31% on a constant currency basis) in other cost of revenue.
The decrease in traffic acquisition costs on a constant currency basis related primarily to the lower average cost per thousand impressions (or "CPM"), which decreased by (15)% (or (13)% on a constant currency basis). This was mainly driven by lower global demand for advertising inventory, despite the increase in online traffic globally caused by the lockdown imposed in COVID-19 affected areas, making the unit price of inventory cheaper. This was also driven by the effectiveness of our Criteo Direct Bidder, which allows us to buy quality inventory directly from large publishers in the web and in apps and remove intermediary fees in the process. This was not entirely compensated by the 8% increase in the number of impressions we purchased, reflecting higher volumes of inventory available and our expanding relationships with existing and new publisher partners, in particular through direct connections, to support client demand for advertising campaigns.
The increase in other cost of revenue includes a $3.6 million increase in allocated depreciation and amortization expense following the acquisitions of servers and other equipment used in our data centers, a $2.1 million increase in hosting costs and a $2.0 million increase in other costs including $1.6 million of provision for Digital Taxes.
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

	Three Months Ended
Region	March 31, 2019	March 31, 2020	Year over Year Change

Revenue:	(amounts in thousands, except percentages)
Americas	$217,993	$191,745	(12)%
EMEA	209,643	190,114	(9)%
Asia-Pacific	130,487	121,517	(7)%
Total	558,123	503,376	(10)%

Traffic acquisition costs:
Americas	(131,545)	(120,022)	(9)%
EMEA	(117,291)	(108,397)	(8)%
Asia-Pacific	(73,593)	(68,945)	(6)%
Total	(322,429)	(297,364)	(8)%

Revenue ex-TAC (1):
Americas	86,448	71,723	(17)%
EMEA	92,352	81,717	(12)%
Asia-Pacific	56,894	52,572	(8)%
Total	$235,694	$206,012	(13)%

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

Constant Currency Reconciliation
Information in this Form 10-Q with respect to results presented on a constant currency basis was calculated by applying the 2019 average exchange rates for the relevant period to 2020 figures. We have included information with respect to our results presented on a constant currency basis because it is a key measure used by our management and board of directors to evaluate operating performance. Management reviews and analyzes business results excluding the effect of foreign currency translation because they believe this better represents our underlying business trends. Below is a table which reconciles the actual results presented in this section with the results presented on a constant currency basis:

	Three Months Ended
	March 31, 2019	March 31, 2020	YoY Change
	(amounts in thousands, except percentages)

Revenue as reported	$558,123	$503,376	(10)%
Conversion impact U.S. dollar/other currencies		8,118
Revenue at constant currency	$558,123	$511,494	(8)%

Traffic acquisition costs as reported	$(322,429)	$(297,364)	(8)%
Conversion impact U.S. dollar/other currencies		(4,525)
Traffic Acquisition Costs at constant currency	$(322,429)	$(301,889)	(6)%

Revenue ex-TAC as reported	$235,694	$206,012	(13)%
Conversion impact U.S. dollar/other currencies		3,593
Revenue ex-TAC at constant currency	$235,694	$209,605	(11)%
Revenue ex-TAC/Revenue as reported	42%	41%

Other cost of revenue as reported	$(26,045)	$(33,806)	30%
Conversion impact U.S. dollar/other currencies		(424)
Other cost of revenue at constant currency	$(26,045)	$(34,230)	31%

Adjusted EBITDA as reported	$68,855	$59,190	(14)%
Conversion impact U.S. dollar/other currencies		1,617
Adjusted EBITDA at constant currency	$68,855	$60,807	(12)%

Research and Development Expenses
Three months ended March 31, 2020 compared to the three months ended March 31, 2019

	Three Months Ended		% change
	March 31, 2019	March 31, 2020	2019 vs 2020

	(in thousands, except percentages)
Research and development expenses	$(46,577)	$(37,515)	(19)%
% of revenue	(8)%	(7)%

Research and development expenses for the three months ended March 31, 2020, decreased $(9.1) million or (19)%, compared to three months ended March 31, 2019. This decrease for the three month period mainly related to a decrease in headcount-related costs following the cease of our R&D operations in Palo Alto in 2019, and a lower share-based compensation expense partially offset by an increased amortization expense for Manage technology due to a revised useful life and an increase in the French Research Tax Credit.

Sales and Operations Expenses
Three months ended March 31, 2020 compared to the three months ended March 31, 2019

	Three Months Ended		% change
	March 31, 2019	March 31, 2020	2019 vs 2020

	(in thousands, except percentages)
Sales and operations expenses	$(95,909)	$(84,974)	(11)%
% of revenue	(17)%	(17)%

Sales and operations expenses for the three months ended March 31, 2020, decreased $(10.9) million or (11)% compared to the three months ended March 31, 2019. This decrease for the three month period is mainly related to a decrease in headcount-related costs and a lower share-based compensation expense, partially offset by a negative change in provisions for doubtful receivables including the adoption of ASU 2016-13, Financial Instruments - Credit Losses (Topic 326).

General and Administrative Expenses
Three months ended March 31, 2020 compared to the three months ended March 31, 2019

	Three Months Ended		% change
	March 31, 2019	March 31, 2020	2019 vs 2020

	(in thousands, except percentages)
General and administrative expenses	$(33,770)	$(25,915)	(23)%
% of revenue	(6)%	(5)%
General and administrative expenses for the three months ended March 31, 2020 decreased $(7.9) million, or (23)%, compared to the three months ended March 31, 2019. This decrease is mainly related to a decrease in headcount-related costs and in facilities costs following the right-sizing policy aiming to optimize the office spaces.

Financial Income (Expense)
Three months ended March 31, 2020 compared to the three months ended March 31, 2019

	Three Months Ended		% change
	March 31, 2019	March 31, 2020	2019 vs 2020

	(in thousands, except percentages)
Financial income (expense)	$(1,974)	$(334)	(83)%
% of revenue	(0.4)%	(0.1)%
Financial expense for the three month period ended March 31, 2020, decreased by $(1.6) million or (83)%, compared to the three months ended March 31, 2019. The $0.3 million financial expense for the three months ended March 31, 2020 was driven by the non-utilization costs incurred as part of our available Revolving Credit Facility (RCF) financing offset by income from cash and cash equivalents and the recognition of a negative impact of foreign exchange reevaluations net of related hedging costs. Our exposure to foreign currency risk was centralized at Criteo S.A. and hedged using foreign currency swaps or forward purchases or sales of foreign currencies.

Provision for Income Taxes
Three months ended March 31, 2020 compared to the three months ended March 31, 2019

	Three Months Ended		% change
	March 31, 2019	March 31, 2020	2019 vs 2020

	(in thousands, except percentages)
Provision for income taxes	$(10,018)	$(7,040)	(30)%
% of revenue	(1.8)%	(1)%
Effective tax rate	32%	30%
For the three months ended March 31, 2019 and March 31, 2020, we used an annual estimated tax rate of 30% to calculate the provision for income taxes. The effective tax rate was 32% and 30% for the three months ended March 31, 2019 and 2020, respectively. The difference between the annual estimated tax rate and the effective tax rate is mainly due due to the tax impact of discrete items such as share-based compensation in the United States.

Net Income
Three months ended March 31, 2020 compared to the three months ended March 31, 2019

	Three Months Ended		% change
	March 31, 2019	March 31, 2020	2019 vs 2020

	(in thousands, except percentages)
Net income	$21,401	16,428	(23)%
% of revenue	4%	3%

Net income for the three months ended March 31, 2020, decreased $(5.0) million, or (23)%, compared to the three months ended March 31, 2019. This decrease was the result of the factors discussed above, in particular, a $(9.6) million decrease in income from operations partially offset by a $1.6 million decrease in financial expense and a $3.0 million decrease in provision for income taxes compared to the three months ended March 31, 2019.

Liquidity and Capital Resources
Our principal sources of liquidity are our cash and cash equivalents and cash generated from operating activities. We have never declared or paid any cash dividends on our ordinary shares. We do not anticipate paying cash dividends on our equity securities in the foreseeable future. In 2018, we completed an $80 million share repurchase program. In July 2019, the Board of Directors authorized a new share repurchase program of up to $80 million of the Company’s outstanding American Depositary Shares, completed in February 2020. Other than these repurchase programs, we intend to retain all available funds from any future earnings to fund our growth. As discussed in Note 3 to the unaudited condensed consolidated financial statements in Item 1 to this Form 10-Q, we are party to several loan agreements and revolving credit facilities with third-party financial institutions.
Our cash and cash equivalents are invested primarily in demand deposit accounts that are currently providing only a minimal return. Our cash and cash equivalents at March 31, 2020 were held for working capital and general corporate purposes, which could include acquisitions, and amounted to $436.5 million as of March 31, 2020. The $40.7 million increase in cash and cash equivalents compared with December 31, 2019 primarily resulted from $56.7 million in cash from operating activities, partially offset by a $(10.8) million in cash used for investing activities and a $(18.8) million used for financing activities over the period. The cash used for financing activities is primarily related to $(18.2) for the share repurchase programs. In addition, the increase in cash includes a $(9.4) million negative impact of changes in foreign exchange rates on our cash position over the period. We do not enter into investments for trading or speculative purposes. Our policy is to invest any cash in excess of our immediate requirements in investments designed to preserve the principal balance and provide liquidity. Accordingly, our cash and cash equivalents are invested primarily in demand deposit accounts that are currently providing only a minimal return.
Furthermore, the Company has immediate access to a €350 Revolving Credit Facility, which, combined with its cash position as of March 31, 2020, provides total liquidity in excess of $820 million. On April 29, 2020, we decided to preventively draw under our Multicurrency Revolving Facility Agreement for general purposes for a total amount of €140 million ($150 million). Overall, we believe that our current financial liquidity, combined with our expected cash-flow generation in 2020, puts us in a strong position to weather the COVID-19 crisis under multiple scenarios.

Operating and Capital Expenditure Requirements
For the three months ended March 31, 2019 and 2020, our capital expenditures were $23.7 million and $11.7 million, respectively. During the three months ended March 31, 2020, these capital expenditures were primarily related to the acquisition of data center and server equipment, and IT systems. We expect our capital expenditures to remain at, or slightly above, 3% of revenue for 2020, as we plan to continue to build and maintain additional data center equipment capacity in all regions and significantly increase our redundancy capacity to strengthen our infrastructure.
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
Historical Cash Flows
The following table sets forth our cash flows for the three month period ended March 31, 2019 and 2020:

	Three Months Ended
	March 31, 2019	March 31, 2020

	(in thousands)
Cash from operating activities	$67,220	$56,743
Cash used in investing activities	$(29,041)	$(10,848)
Cash from (used for) financing activities	$(191)	$(18,761)
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
For the three months ended March 31, 2020, net cash provided by operating activities was $56.7 million and consisted of net income of $16.4 million, $32.8 million in adjustments for certain non-cash and non-operating items and changes in working capital of $7.5 million. Adjustments for certain non-operating items primarily consisted of depreciation and amortization expense of $27.0 million, equity awards compensation expense of $8.5 million and $2.3 million for other items, partially offset by a $2.3 million of changes in income taxes and a $2.7 million of changes in deferred tax assets. The $7.5 million increase in cash from changes in working capital primarily consisted of a $99.4 million decrease in trade receivables and a $1.1 million increase in lease liabilities and right of use assets, partially offset by a $81.7 million decrease in trade payables, a $10.4 million increase in other current assets including prepaid expenses and VAT receivables and a $0.9 million decrease in other current liabilities such as payroll and payroll related expenses and value-added tax ("VAT") payables.
Investing Activities
Our investing activities to date have consisted primarily of purchases of servers and other data-center equipment and business acquisitions. For the three months ended March 31, 2020, net cash used for investing activities was $10.8 million and primarily consisted of $23.7 million in capital expenditures, mainly comprised of purchases of servers and other data-center equipment, offset by a $0.9 million change in other non-current financial assets.
Financing Activities
For the three months ended March 31, 2020, net cash used for financing activities was $18.8 million resulting mostly from a $18.2 million payment for our share repurchase program, a $0.2 million repayment of borrowings and a $0.4 million change in other financial liabilities.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Market Risk

We are mainly exposed to foreign currency exchange rate fluctuations. There have been no material changes to our exposure to market risk during the three month period ended March 31, 2020.

For a description of our foreign exchange risk, please see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - B. Liquidity and Capital Resources" in our Annual Report on Form 10-K for the year ended December 31, 2019.
A 10% increase or decrease of the Pound Sterling, the Euro, the Japanese yen or the Brazilian real against the U.S. dollar would have impacted the Condensed Consolidated Statements of Income as follows:

	Three Months Ended
	March 31, 2019		March 31, 2020

	(in thousands)
GBP/USD	+10%	-10%	+10%	-10%
Net income impact	$(496)	$496	$(34)	$34

	Three Months Ended
	March 31, 2019		March 31, 2020

	(in thousands)
BRL/USD	+10%	-10%	+10%	-10%
Net income impact	$(97)	$97	$(4)	$4

	Three Months Ended
	March 31, 2019		March 31, 2020

	(in thousands)
JPY/USD	+10%	-10%	+10%	-10%
Net income impact	$443	$(443)	$194	$(194)

	Three Months Ended
	March 31, 2019		March 31, 2020

	(in thousands)
EUR/USD	+10%	-10%	+10%	-10%
Net income impact	$2,736	$(2,736)	$3,195	$(3,195)

Credit Risk and Trade receivables
For a description of our credit risk and trade receivables, please see "Note 3. Financial instruments" and "Note 4. Trade Receivables" in the Notes to the Consolidated Financial Statements.
The Company has observed a decrease in payments from customers in geographic regions that are most affected by COVID-19, in the last part of the three month period ended March 31, 2020. The expected credit losses model, adapted by the Company on January 1, 2020, requires us to look at how current and future economic conditions impact the amount of expected credit losses, As such, we have increased the provision for credit losses, using our best available current estimates on the impact of COVID-19.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Based on their evaluation as of March 31, 2020, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective to provide reasonable assurance that (i) the information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and (ii) such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Item 1A. Risk Factors.

The following risk factor is provided to update the risk factors previously disclosed under the heading “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on March 2, 2020. Except as presented below, there have been no material changes from the risk factors described in our Annual Report on Form 10-K.

Our business has been and likely will continue to be negatively impacted by the recent COVID-19 pandemic and the global attempt to contain it.

We face various risks related to health epidemics, pandemics and similar outbreaks, including the recent COVID-19 pandemic. The spread of COVID-19 and the various attempts to contain it have created significant volatility, uncertainty and economic disruption. Certain of our customers, especially those in the Travel and Classified verticals, have seen their businesses and revenues negatively impacted by the COVID-19 pandemic. As a result, we saw a decline in revenue during March 2020. We expect that the negative impact of the COVID-19 pandemic on our revenues will continue until economic conditions improve and stabilize.

The extent to which COVID-19 will continue to impact our business, operations and financial results depends on numerous future developments which are highly uncertain and may be difficult to predict, including, among others, the duration and scope of the pandemic, new information which may emerge concerning the severity of the COVID-19 pandemic, governmental, business and individual actions taken to control the spread of COVID-19 or treat its impact, the effect on our customers and customer demand, and ability to pay, for our services, and changes in worldwide economic conditions. We will continue to actively monitor the situation and assess possible implications to our business and the business of our customers, and will strive to take appropriate actions in an effort to mitigate any adverse consequences. These actions may alter our business operations, may be required by governmental authorities, and/or may be actions we determine to be in the best interests of our employees, customers, partners and shareholders. We cannot assure you that we will be successful in any mitigation efforts.

We cannot at this time predict the extent of the impact of the COVID-19 pandemic and its resulting economic impact, but it has had, and likely will continue to have, a material adverse effect on our business, financial position and results of operations. To the extent the COVID-19 pandemic adversely impacts our business, operations and financial results, it may also result in the heightening the other risks described in “Item 1A. Risk Factors” and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on March 2, 2020.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Purchases of Equity Securities by the issuer and Affiliated Purchasers
The following table provides certain information with respect to our purchases of our ADSs during the first fiscal quarter of 2020:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs(1)
January 1 to 31, 2020	400,548	$15.14	400,548	$18,228,007.37
February 1 to 29, 2020	857,520	$14.19	857,520	$12,163,930.60
March 1 to 31, 2020	—		—	$—

Total	1,258,068	$14.49	1,258,068
(1) In July 2019, Criteo's Board of Directors authorized a share repurchase program of up to $80.0 million (€70.5 million) of the Company's outstanding American Depositary Shares. The Company intended to use repurchased shares to satisfy employee equity plan vesting in lieu of issuing new shares, and potentially in connection with M&A transactions. The repurchase program commenced in July 2019 and completed in February 2020.
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

CRITEO S.A.
(Registrant)

	By:	/s/ Benoit Fouilland
Date: April 30, 2020	Name:	Benoit Fouilland
	Title:	Chief Financial Officer
(Principal financial officer and duly authorized signatory)