Form 10-Q
period 2020-06-30
Criteo S.A.
filed 2020-07-31
CIK 1576427

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended June 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has not elected to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes  ☐      No ☒
          As of July 30, 2020, the registrant had 60,025,828 ordinary shares, nominal value €0.025 per share, outstanding.

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

        You should also refer to Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2019, Part II, Item 1A "Risk Factors" of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, and to Part II, Item 1A "Risk Factors" of this Form 10-Q, for a discussion of important factors that may cause our actual results to differ materially from those expressed or implied by our forward-looking statements. As a result of these factors, we cannot assure you that the forward-looking statements in this Form 10-Q will prove to be accurate. Furthermore, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified time frame or at all. The degree to which COVID-19 may affect our results and operations will depend on future developments that are highly uncertain, including, but not limited to, the duration and spread of the outbreak, its severity, the actions to contain the virus or treat its impact, and how quickly and to what extent normal economic and operating conditions can resume. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.
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

PART I
Item 1. Financial Statements.

CRITEO S.A. CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION (UNAUDITED)

	Notes	December 31, 2019	June 30, 2020
		(in thousands)
Assets
Current assets:
Cash and cash equivalents	3	$418,763	$578,181
Trade receivables, net of allowances of $16.1 million and $33.3 million at December 31, 2019 and June 30, 2020, respectively	4	481,732	329,979
Income taxes		21,817	19,932
Other taxes		60,924	54,008
Other current assets	5	17,225	17,306
Total current assets		1,000,461	999,406
Property, plant and equipment, net		194,161	195,736
Intangible assets, net	6	86,886	78,185
Goodwill	6	317,100	316,575
Right of use assets - operating lease	8	142,044	137,808
Marketable securities	3	—	22,396
Non-current financial assets		21,747	19,809
Deferred tax assets		27,985	34,487
Total non-current assets		789,923	804,996
Total assets		$1,790,384	$1,804,402

Liabilities and shareholders' equity
Current liabilities:
Trade payables		$390,277	$280,626
Contingencies	14	6,385	4,126
Income taxes		3,422	2,440
Financial liabilities - current portion	3	3,636	159,381
Operating lease liabilities - current portion	8	45,853	51,414
Other taxes		50,099	44,085
Employee - related payables		74,781	61,963
Other current liabilities	7	35,886	38,982
Total current liabilities		610,339	643,017
Deferred tax liabilities		9,272	8,079
Retirement benefit obligation		8,485	9,215
Financial liabilities - non-current portion	3	769	44
Operating lease liabilities - non-current portion	8	117,988	105,794
Other non-current liabilities		5,543	3,256
Total non-current liabilities		142,057	126,388
Total liabilities		752,396	769,405
Commitments and contingencies
Shareholders' equity:
Common shares, €0.025 par value, 66,197,181 and 66,204,881 shares authorized, issued and outstanding at December 31, 2019 and June 30, 2020, respectively.		2,158	2,158
Treasury stock, 3,903,673 and 5,589,408 shares at cost as of December 31, 2019 and June 30, 2020, respectively.		(74,900)	(90,714)
Additional paid-in capital		668,389	683,288
Accumulated other comprehensive loss		(40,105)	(44,297)
Retained earnings		451,725	452,247
Equity-attributable to shareholders of Criteo S.A.		1,007,267	1,002,682
Non-controlling interests		30,721	32,315
Total equity		1,037,988	1,034,997
Total equity and liabilities		$1,790,384	$1,804,402
The accompanying notes form an integral part of these unaudited condensed consolidated financial statements.

CRITEO S.A.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

		Three Months Ended		Six Months Ended
	Notes	June 30, 2019	June 30, 2020	June 30, 2019	June 30, 2020
		(in thousands, except share per data)

Revenue	9	$528,147	$437,614	$1,086,270	$940,990

Cost of revenue:
Traffic acquisition costs		(304,229)	(257,698)	(626,658)	(555,062)
Other cost of revenue		(29,059)	(33,914)	(55,104)	(67,720)

Gross profit		194,859	146,002	404,508	318,208

Operating expenses:
Research and development expenses		(44,015)	(31,247)	(90,592)	(68,762)
Sales and operations expenses		(95,503)	(75,781)	(191,412)	(160,755)
General and administrative expenses		(35,767)	(29,185)	(69,537)	(55,100)
Total operating expenses		(175,285)	(136,213)	(351,541)	(284,617)
Income from operations		19,574	9,789	52,967	33,591
Financial income (expense)	11	(1,354)	(1,003)	(3,328)	(1,337)
Income before taxes		18,220	8,786	49,639	32,254
Provision for income taxes	12	(5,683)	(2,636)	(15,701)	(9,676)
Net income		$12,537	$6,150	$33,938	$22,578

Net income available to shareholders of Criteo S.A.		$10,823	$5,716	$29,943	$21,175
Net income available to non-controlling interests		$1,714	$434	$3,995	$1,403

Net income allocated to shareholders of Criteo S.A. per share:
Basic	13	$0.17	$0.09	$0.46	$0.34
Diluted	13	$0.16	$0.09	$0.45	$0.34

Weighted average shares outstanding used in computing per share amounts:
Basic	13	64,581,476	61,415,467	64,459,867	61,553,875
Diluted	13	65,624,505	61,790,135	65,833,642	61,958,499
The accompanying notes form an integral part of these unaudited condensed consolidated financial statements.

CRITEO S.A.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30, 2019	June 30, 2020	June 30, 2019	June 30, 2020
	(in thousands)

Net income	$12,537	$6,150	$33,938	$22,578
Foreign currency translation differences, net of taxes	9,598	11,584	(894)	(4,348)
Actuarial (losses) gains on employee benefits, net of taxes	(585)	(1,357)	(1,638)	377
Other comprehensive income (loss)	$9,013	$10,227	$(2,532)	$(3,971)
Total comprehensive income (loss)	$21,550	$16,377	$31,406	$18,607
Attributable to shareholders of Criteo S.A.	$19,069	$15,702	$26,842	$16,983
Attributable to non-controlling interests	$2,481	$675	$4,564	$1,624
The accompanying notes form an integral part of these unaudited condensed consolidated financial statements.

CRITEO S.A.
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (UNAUDITED)

	Share capital		Treasury Stock		Additional paid-in capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Equity - attributable to shareholders of Criteo S.A.	Non controlling interest	Total equity
	Common shares		Shares
	(in thousands, except share amounts )
Balance at December 31, 2018	67,708,203	$2,201	(3,459,119)	$(79,159)	$663,281	$(30,522)	$387,869	$943,670	$24,221	$967,891
Net income	—	—	—	—	—	—	19,120	19,120	2,281	21,401
Other comprehensive income (loss)	—	—	—	—	—	(11,347)	—	(11,347)	(198)	(11,545)
Issuance of ordinary shares	28,596	1	—	—	372	—	—	373	—	373
Change in treasury stocks	(1,594,288)	(45)	1,786,715	40,080	(36,091)	—	(3,944)	—	—	—
Share-Based Compensation	—	—	—	—	13,533	—	—	13,533	(11)	13,522
Other changes in equity	—		—	—	(1)	—	155	154	—	154
Balance at March 31, 2019	66,142,511	$2,157	(1,672,404)	$(39,079)	$641,094	$(41,869)	$403,200	$965,503	$26,293	$991,796
Net income	—	—	—	—	—	—	10,823	10,823	1,714	12,537
Other comprehensive income (loss)	—	—	—	—	—	8,246	—	8,246	767	9,013
Issuance of ordinary shares	19,012	—	—	—	252	—	—	252	—	252
Change in treasury stocks	—	—	553,435	12,515	—	—	(12,515)	—	—	—
Share-Based Compensation	—	—	—	—	11,254	—	—	11,254	108	11,362
Other changes in equity	—	—	—	—	(28)	330	(299)	3	—	3
Balance at June 30, 2019	66,161,523	$2,157	(1,118,969)	$(26,564)	$652,572	$(33,293)	$401,209	$996,081	$28,882	$1,024,963

	Share capital		Treasury Stock		Additional paid-in capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Equity - attributable to shareholders of Criteo S.A.	Non controlling interest	Total equity
	Common shares		Shares
	(in thousands, except share amounts )
Balance at December 31, 2019	66,197,181	$2,158	(3,903,673)	$(74,900)	$668,389	$(40,105)	$451,725	$1,007,267	$30,721	$1,037,988
Net income	—	—	—	—	—	—	15,459	15,459	969	16,428
Other comprehensive income (loss)	—	—	—	—	—	(14,178)	—	(14,178)	(20)	(14,198)
Issuance of ordinary shares	5,700	—	—	—	39	—	—	39	—	39
Change in treasury stocks	—	—	(629,977)	(4,934)	—	—	(13,305)	(18,239)	—	(18,239)
Share-Based Compensation	—	—	—	—	8,082	—	—	8,082	49	8,131
Other changes in equity (*)	—	—	—	—	—	—	(3,399)	(3,399)	(142)	(3,541)
Balance at March 31, 2020	66,202,881	$2,158	(4,533,650)	$(79,834)	$676,510	$(54,283)	$450,480	$995,031	$31,577	$1,026,608
Net income	—	—	—	—	—	—	5,716	5,716	434	6,150
Other comprehensive income (loss)	—	—	—	—	—	9,986	—	9,986	241	10,227
Issuance of ordinary shares	2,000	—	—	—	13	—	—	13	—	13
Change in treasury stocks	—	—	(1,055,758)	(10,880)	—	—	(3,981)	(14,861)	—	(14,861)
Share-Based Compensation	—	—	—	—	6,765	—	—	6,765	39	6,804
Other changes in equity	—	—	—	—	—	—	32	32	24	56
Balance at June 30, 2020	66,204,881	$2,158	(5,589,408)	$(90,714)	$683,288	$(44,297)	$452,247	$1,002,682	$32,315	$1,034,997
(*) From January 1, 2020, we adopted ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost issued by the Financial Accounting Standards Board (FASB).
The accompanying notes form an integral part of these unaudited condensed consolidated financial statements.

CRITEO S.A.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30, 2019	June 30, 2020	June 30, 2019	June 30, 2020
	(in thousands)
Net income	$12,537	$6,150	$33,938	$22,578
Non-cash and non-operating items	28,961	33,083	53,959	65,911
- Amortization and provisions	18,282	27,907	37,926	54,951
- Net gain or loss on disposal of non-current assets	—	(123)	—	2,143
- Equity awards compensation expense (1)	11,713	7,160	25,595	15,662
- Change in deferred taxes	7,252	(4,939)	1,336	(7,617)
- Change in income taxes	(8,696)	3,056	(10,630)	727
- Other	410	22	(268)	45
Changes in working capital related to operating activities	11,466	(5,856)	32,287	1,631
- Decrease in trade receivables	19,325	27,318	105,343	126,706
- (Decrease) in trade payables	(14,995)	(22,118)	(73,480)	(103,797)
- Decrease in other current assets	7,504	15,448	1,512	5,050
- Increase/ (Decrease) in other current liabilities	3,015	(25,503)	5,451	(26,448)
- Change in operating lease liabilities and right of use assets	(3,383)	(1,001)	(6,539)	120
Cash from operating activities	52,964	33,377	120,184	90,120
Acquisition of intangible assets, property, plant and equipment	(28,812)	(29,471)	(42,104)	(40,729)
Change in accounts payable related to intangible assets, property, plant and equipment	(3,980)	10,939	(14,372)	10,460
(Payment for) Disposal of a business, net of cash acquired (disposed)	637	—	(4,688)	—
Change in other non-current financial assets	(1,152)	(21,238)	(1,184)	(20,349)
Cash used for investing activities	(33,307)	(39,770)	(62,348)	(50,618)
Proceeds from borrowings under line-of-credit agreement	—	154,310	—	154,310
Repayment of borrowings	(167)	1	(339)	(169)
Proceeds from capital increase	(98)	(20)	(87)	(16)
Repurchase of treasury stocks	—	(14,860)	—	(33,101)
Change in other financial liabilities	(209)	(573)	(239)	(927)
Cash (used for) from financing activities	(474)	138,858	(665)	120,097
Effect of exchange rates changes on cash and cash equivalents	7,099	9,210	456	(181)
Net increase in cash and cash equivalents	26,282	141,675	57,627	159,418
Net cash and cash equivalents at beginning of period	395,771	436,506	364,426	418,763
Net cash and cash equivalents at end of period	$422,053	$578,181	$422,053	$578,181

Supplemental disclosures of cash flow information
Cash paid for taxes, net of refunds	(7,127)	(4,519)	(24,995)	(16,566)
Cash paid for interest	(351)	(317)	(758)	(666)
(1) Of which $11.4 million and $6.8 million of equity awards compensation expense consisted of share-based compensation expense according to ASC 718 Compensation - stock compensation for the quarter ended June 30, 2019 and 2020, respectively, and $24.9 million and $14.9 million for the six months ended June 30, 2019 and 2020, respectively.
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

Effective January 1, 2020, we have adopted ASU 2017-04, Goodwill and Other (Topic 350). ASU 2017-04 simplifies the subsequent measurement of goodwill and reduces the cost and complexity of evaluating goodwill for impairment. It eliminates the need for entities to calculate the implied fair value of goodwill by assigning the fair value of a reporting unit to all of its assets and liabilities as if that reporting unit had been acquired in a business combination. Under this amendment, an entity will perform its goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An impairment charge is recognized for the amount by which the carrying value exceeds the reporting unit's fair value. The adoption of the ASU did not have an impact on our financial position or results of operations as we did not recognize an impairment loss during the period.
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
On July 26, 2019, Criteo's Board of Directors authorized a share repurchase program of up to $80.0 million of the Company's outstanding American Depositary Shares. As of December 31, 2019, 3.2 million shares were held as treasury shares as part of the share repurchase program authorized on July 26, 2019. We completed the 2019 share repurchase program in February 2020.
On April 23, 2020, Criteo's Board of Directors authorized a share repurchase program of up to $30.0 million of the Company's outstanding American Depositary Shares. This share repurchase program is still on-going as of June 30, 2020.
As of June 30, 2020, we had 5.6 million treasury shares remaining which may be used to satisfy the Company's obligations under its employee equity plans upon RSU vestings in lieu of issuing new shares, and for M&A activity.

	Number of Treasury Shares	Amount (in thousands of dollars)
Balance at January 1, 2020	3,903,673	$74,900
Treasury Shares Repurchased for RSU Vesting	2,525,492	33,100
Treasury Shares Issued for RSU Vesting	(839,757)	(17,286)
Balance at June 30, 2020	5,589,408	$90,714

Restructuring

Cease of our R&D operations in Palo Alto
On October 7, 2019, in connection with the new organization structure, the Company announced a plan to restructure its R&D activities with the closing of its R&D operations in Palo Alto. The Company incurred additional net restructuring costs of $0.05 million and $0.5 million for the three and six months ended June 30, 2020, respectively, comprising of payroll expenses included in Research and Development expenses.
The following table summarizes restructuring activities as of June 30, 2020 included in other current liabilities on the balance sheet:

Six Months Ended
June 30, 2020
(in thousands)
Restructuring liability - January 1, 2020	$5,581
Restructuring costs	497
Restructuring costs - non cash items	—
Amount paid	(5,030)
Restructuring liability - June 30, 2020	1,048

New organization structure
As part of a new organization structure designed to best support our multi-product platform strategy and accelerate execution, commenced in the twelve month period ended December 31, 2019, the Company incurred net restructuring costs of $0.4 million and $1.1 million for the three and six month periods ended June 30, 2020, respectively, comprising of payroll expenses.
For the three and six month periods ended June 30, 2020, respectively, $0.04 million and $0.2 million was included in Research and Development expenses and $0.32 million and $0.9 million was included in Sales and Operations expenses.

The following table summarizes restructuring activities as of June 30, 2020 included in other current liabilities on the balance sheet:

Six Months Ended
June 30, 2020
(in thousands)
Restructuring liability - January 1, 2020	$510
Restructuring costs	1,133
Amount paid	(1,529)
Restructuring liability - June 30, 2020	114

Changes in Group funding
In September 2015, Criteo S.A. entered into a Multicurrency Revolving Facility Agreement for general purposes of the Group including the funding of business combinations. On May 4, 2020, Criteo decided to draw €140 million ($156.8 million) under its RCF credit facility for general purposes. The drawdown is for an initial period of six months. In addition the parties to the RCF agreement have agreed to extend the term of the agreement for one additional year, from March 2022 to March 2023, composed of a €350 million ($392 million) commitment through March 2022, and a €294 million ($329 million) commitment from the end of March 2022 through March 2023. The cost of the one-year extension is 0.025% of the extended amount.

Changes in Group financial investments

A €20 million ($22 million) amount has been invested in a 24 months term deposit with a yearly yield of 0.25%. This new investment is classified under Marketable Securities as a non-current asset as it does not meet the cash and cash equivalent criteria.

Note 3. Financial Instruments
Financial assets
The maximum exposure to credit risk at the end of each reported period is represented by the carrying amount of financial assets and summarized in the following table:

	December 31, 2019	June 30, 2020
	(in thousands)
Trade receivables, net of allowance	481,732	329,979
Other taxes	60,924	54,008
Other current assets	17,225	17,306
Non-current financial assets	21,747	19,809
Marketable Securities	—	22,396
Total	$581,628	$443,498

Credit Risk
We maintain an allowance for estimated credit losses. During the period ended December 31, 2019 and the six-month period ended June 30, 2020, our net change in allowance for credit losses was $9.9 million and $17.2 million, respectively (note 4). The primary cause of this change was the adoption of ASU 2016-13, Financial Instruments - Credit Losses (Topic 326) from January 1, 2020 resulting in an earlier recognition of credit losses, the cumulative effect of which, was recorded as an adjustment to retained earnings for $3.5 million (note 1), as well as an increase to the provision due to the expected impact of COVID-19 on the Company's future cash collection.
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
As of December 31, 2019 and June 30, 2020, no customer accounted for 10% or more of trade receivables.

Financial Liabilities

	December 31, 2019	June 30, 2020

	(in thousands)
Trade payables	$390,277	$280,626
Other taxes	50,099	44,085
Employee-related payables	74,781	61,963
Other current liabilities	35,886	38,982
Financial liabilities	4,405	159,425
Total	$555,448	$585,081

For our financial liabilities, the fair value approximates the carrying amount, given the nature of the financial liabilities and the maturity of the expected cash flows.
We are party to several loan agreements and a revolving credit facility, or RCF, with third-party financial institutions. There have been no significant changes from what was disclosed in Note 12 to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2019 except as presented in note 2 relating to a drawing for a total amount of €140 million ($156.8 million) under the RCF credit facility for general purposes. The drawdown is for an initial period of six months. In addition, the parties to the RCF agreement have agreed to extend the term of the agreement for one additional year, from March 2022 to March 2023, composed of a €350 million ($392 million) commitment through March 2022, and a €294 million ($329 million) commitment from the end of March 2022 through March 2023. The cost of the one-year extension is 0.025% of the extended amount.

Fair Value Measurements
We measure the fair value of our cash equivalents and marketable securities, which include interest-bearing bank deposits, as level 2 measurements because they are valued using observable market data.
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

	December 31, 2019	June 30, 2020

	(in thousands)
Derivative Assets:
Included in other current assets	$—	$389

Derivative Liabilities:
Included in financial liabilities - current portion	$1,284	$—

For our derivative financial instruments, the fair value approximates the carrying amount, given the nature of the derivative financial instruments and the maturity of the expected cash flows.
Cash and Cash Equivalents
The following table presents for each reporting period, the breakdown of cash and cash equivalents:

	December 31, 2019	June 30, 2020

	(in thousands)
Cash equivalents	$189,119	$174,005
Cash on hand	229,644	404,176
Total cash and cash equivalents	$418,763	$578,181

Cash equivalents are investments in interest–bearing bank deposits which meet ASC 230—Statement of Cash flows criteria: short-term, highly liquid investments, for which the risks of changes in value are considered to be insignificant. Interest-bearing bank deposits are considered level 2 financial instruments as they are measured using valuation techniques based on observable market data.
For our cash and cash equivalents, the fair value approximates the carrying amount, given the nature of the cash and cash equivalents and the maturity of the expected cash flows.

Marketable Securities

We have made a €20 million investment into a 24 months term deposit with one of the RCF parties, with a yearly yield of 0.25%. This new investment is classified under Marketable Securities as a non-current asset as it does not meet the cash and cash equivalent criteria.
We determine the appropriate classification of our investments in marketable securities at the time of purchase and re-evaluate such designation at each balance sheet date. We have classified and accounted for our marketable debt securities as available-for-sale. After consideration of our risk versus reward objectives, as well as our liquidity requirements, management may redeem these debt securities prior to their stated maturities.
The following table presents for each reporting period, the breakdown of the fair value of marketable securities:

	December 31, 2019	June 30, 2020

	(in thousands)
Term Deposits	$—	$22,396
Marketable Securities	—	$22,396

The gross unrealized gains on our marketable securities were not material as of June 30, 2020.
For our marketable securities, the fair value approximates the carrying amount, given the nature of the term deposit and the maturity of the expected cash flows. The term deposit is considered a level 2 financial instruments as it is measured using valuation techniques based on observable market data.

The following table classifies our marketable securities by contractual maturities:

June 30, 2020

(in thousands)
Due in one year	$—
Due in one to five years	$22,396
Total	$22,396

Note 4. Trade Receivables
The following table shows the breakdown in trade receivables net book value for the presented periods:

	December 31, 2019	June 30, 2020

	(in thousands)
Trade accounts receivables	$497,800	$363,273
(Less) Allowance for credit losses	(16,068)	(33,294)
Net book value at end of period	$481,732	$329,979
Changes in allowance for credit accounts are summarized below:

	2019	2020

	(in thousands)
Balance at January 1	$(25,918)	$(16,068)
Allowance for credit losses through retained earnings (*)	—	(3,483)
Allowance for credit losses	(6,042)	(21,040)
Reversal of provision	12,318	6,974
Currency translation adjustment	96	323
Balance at June 30	$(19,546)	$(33,294)
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
The amount charged to allowance for credit losses for the six months ended June 30, 2020 increased compared to the same period in the prior year due to the application of the expected credit loss model beginning on January 1, 2020 as well as an increase to the provision due to the expected impact of COVID-19 on the Company's future cash collections.
The reversal of provision decreased during the six month period ended June 30, 2020, mainly due to lower payments received and write-offs of long outstanding receivables already reserved for which it is certain we will not collect the receivable. During the six month period ended June 30, 2020, the Company recovered $2.3 million previously written off, accounted for as a reversal of provision.
The Company mitigates its credit risk with respect to accounts receivables by performing credit evaluations and monitoring agencies and advertisers' accounts receivables balances.

Note 5. Other Current Assets
The following table shows the breakdown in other current assets net book value for the presented periods:

	December 31, 2019	June 30, 2020

	(in thousands)
Prepayments to suppliers	$5,109	$5,671
Other debtors	4,225	2,809
Prepaid expenses	7,891	8,437
Derivative instruments	—	389
Gross book value at end of period	17,225	17,306
Net book value at end of period	$17,225	$17,306

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
In addition, no events or circumstances have occurred during the three months ended June 30, 2020 that would indicate impairment of intangible assets and goodwill.
The estimated amortization expense related to intangible assets for the next five years and thereafter is as follows:

	Software	Technology and customer relationships	Total
	(in thousands)
From July 1 to December 31, 2020	$4,639	$5,721	$10,360
2021	8,479	11,441	19,920
2022	5,836	11,441	17,277
2023	3,291	10,948	14,239
2024	700	8,700	9,400
Thereafter	61	6,928	6,989
Total	$23,006	$55,179	$78,185

Note 7. Other Current Liabilities
Other current liabilities are presented in the following table:

	December 31, 2019	June 30, 2020

	(in thousands)
Clients' prepayments	$13,618	$10,700
Credit notes	16,420	11,913
Accounts payable relating to capital expenditures	4,408	14,576
Other creditors	1,213	1,718
Deferred revenue	227	75
Total	$35,886	$38,982

Note 8. Leases
We have adopted Topic 842 effective January 1, 2019 on a modified retrospective basis and elected not to restate comparative periods. We chose to use certain practical expedients offered by the standard including:
•We did not reassess whether any expired or existing contracts are or contain leases, the lease classification for any expired or existing leases, or the initial direct costs for any existing leases,
•We do not recognize a lease liability or right of use asset for leases with a term of 12 months or less, and
•We used hindsight in determining the lease term.
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
Both office and data center leases typically contain options to renew, and/or early terminate. We have evaluated management's expectations for these options as of June 30, 2020. Options have been included in the lease term if management has determined it is reasonably certain it will be exercised.
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
The components of lease expense are as follows:

	Three Months Ended
	June 30, 2019			June 30, 2020
	Offices	Data Centers	Total	Offices	Data Centers	Total
	(in thousands)
Lease expense	$8,574	$6,154	$14,728	$7,487	$6,784	$14,271
Short term lease expense	523	525	1,048	(69)	(56)	(125)
Variable lease expense	1,821	239	2,060	4	(428)	(424)
Sublease income	(693)	—	(693)	26	—	26
Total operating lease expense	$10,225	$6,918	$17,143	$7,448	$6,300	$13,748

	Six Months Ended
	June 30, 2019			June 30, 2020
	Offices	Data Centers	Total	Offices	Data Centers	Total
	(in thousands)
Lease expense	$16,914	$11,341	$28,255	$13,801	$13,320	$27,121
Short term lease expense	1,448	1,055	2,503	217	—	217
Variable lease expense	1,821	353	2,174	13	88	101
Sublease income	(1,769)	—	(1,769)	(176)	—	(176)
Total operating lease expense	$18,414	$12,749	$31,163	$13,855	$13,408	$27,263
As of June 30, 2020, we had future minimum lease payments as follows:

	June 30, 2020
	Offices	Data Centers	Total
	(in thousands)
Remainder of 2020	$16,037	$12,530	$28,567
2021	30,042	19,486	49,528
2022	27,794	10,725	38,519
2023	18,387	4,397	22,784
2024	9,379	2,243	11,622
Thereafter	14,283	375	14,658
Total minimum lease payments	115,922	49,756	165,678
Impact of Discount Rate	(7,500)	(970)	(8,470)
Total Lease Liability	$108,422	$48,786	$157,208

The weighted average remaining lease term and discount rates as of June 30, 2020 are as follows:

	June 30, 2019	June 30, 2020
Weighted average remaining lease term (years)
Offices	5.19	4.28
Data Centers	2.81	2.61
Weighted average discount rate
Offices	2.64%	2.59%
Data Centers	1.75%	1.59%

Supplemental cash flow information related to our operating leases is as follows for the three months and six month period ended June 30, 2020:

	Three Months Ended
	June 30, 2019	June 30, 2020
	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities
Cash flow for operating activities	$(13,967)	$(12,733)
Right of use assets obtained in exchange for new operating lease liabilities	$594	$—

	Six Months Ended
	June 30, 2019	June 30, 2020
	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities
Cash flow for operating activities	$(27,931)	$(26,781)
Right of use assets obtained in exchange for new operating lease liabilities	$11,520	$—

As of June 30, 2020, we have additional operating leases, that have not yet commenced which will result in additional operating lease liabilities and right of use assets:

	Offices	Data Centers
	(in thousands)
Additional operating lease liabilities	$12,291	$7,864
Additional right of use assets	$9,380	$7,864
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
The following table presents our revenues disaggregated by geographical area:

	Americas	EMEA	Asia-Pacific	Total
For the three months ended	(in thousands)

June 30, 2019	$213,974	$194,359	$119,814	$528,147
June 30, 2020	$185,674	$159,621	$92,319	$437,614

	Americas	EMEA	Asia-Pacific	Total
For the six months ended	(in thousands)

June 30, 2019	$431,967	$404,002	$250,301	$1,086,270
June 30, 2020	$377,419	$349,735	$213,836	$940,990
Excluding our historical solution for driving Conversion as part of the Criteo Marketing Solutions family (formerly called Criteo Dynamic Retargeting), no individual solution from either the Criteo Marketing Solutions family, nor the Criteo Retail Media family, accounted for more than 10% of total consolidated revenue for the periods presented.
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
During the six months ended June 30, 2020, there were three grants of RSUs and one grant of OSAs under the Employee Share Option Plan 12 as defined in Note 20 to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2019.
On March 2, 2020, 40,240 RSUs were granted to Criteo employees subject to continued employment and 43,217 RSUs and 43,217 PSUs were granted to a member of the management subject to continued employment.
On April 23, 2020, 72,411 RSUs were granted to Criteo employees subject to continued employment and 140,513 OSAs were granted to a member of management subject to continued employment.
On June, 22, 2020, 1,626,850 RSUs were granted to Criteo employees, to certain senior managers and members of management subject to continued employment.
There have been no changes in the vesting and method of valuation of the BSPCEs, OSAs, RSUs, or BSAs from what was disclosed in Note 20 to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on March 2, 2020.

Change in Number of BSPCE/OSA/RSU/BSA

	OSA/BSPCE	RSU/PSU	BSA	Total
Balance at January 1, 2020	2,559,534	4,978,986	363,767	7,902,287
Granted	140,513	1,825,935	—	1,966,448
Exercised (OSA/BSPCE/BSA)	(7,700)	—	—	(7,700)
Vested (RSU)	—	(856,938)	—	(856,938)
Forfeited	(166,459)	(479,370)	(12,742)	(658,571)
Expired	(3,600)	—	—	(3,600)
Balance at June 30, 2020	2,522,288	5,468,613	351,025	8,341,926

Breakdown of the Closing Balance

	OSA/BSPCE	RSU	BSA
Number outstanding	2,522,288	5,468,613	351,025
Weighted-average exercise price	€22.02	NA	€14.82
Number vested	1,808,388	NA	165,291
Weighted-average exercise price	€24.24	NA	€17.13
Weighted-average remaining contractual life of options outstanding, in years	5.80	NA	7.15

Reconciliation with the Unaudited Consolidated Statements of Income

	Three Months Ended
	June 30, 2019				June 30, 2020
	(in thousands)
	R&D	S&O	G&A	Total	R&D	S&O	G&A	Total
RSUs	$(3,952)	$(4,669)	$(3,496)	$(12,117)	$(2,068)	$(1,516)	$(2,585)	$(6,169)
Share options / BSPCE	624	777	(646)	755	—	(56)	(579)	(635)
Total share-based compensation	(3,328)	(3,892)	(4,142)	(11,362)	(2,068)	(1,572)	(3,164)	(6,804)
BSAs	—	—	(351)	(351)	—	—	(355)	(355)
Total equity awards compensation expense	$(3,328)	$(3,892)	$(4,493)	$(11,713)	$(2,068)	$(1,572)	$(3,519)	$(7,159)

	Six Months Ended
	June 30, 2019				June 30, 2020
	(in thousands)
	R&D	S&O	G&A	Total	R&D	S&O	G&A	Total
RSUs	$(7,798)	$(10,624)	$(6,012)	$(24,434)	$(4,438)	$(5,135)	$(4,573)	$(14,146)
Share options / BSPCE	445	531	(1,426)	(450)		(55)	(734)	(789)
Total share-based compensation	(7,353)	(10,093)	(7,438)	(24,884)	(4,438)	(5,190)	(5,307)	(14,935)
BSAs	—	—	(711)	(711)	—	—	(727)	(727)
Total equity awards compensation expense	$(7,353)	$(10,093)	$(8,149)	$(25,595)	$(4,438)	$(5,190)	$(6,034)	$(15,662)

Note 11. Financial Income and Expenses
The condensed consolidated statements of income line item “Financial income (expense)” can be broken down as follows:

	Three Months Ended
	June 30, 2019	June 30, 2020
	(in thousands)

Financial income from cash equivalents	$608	$61
Interest and fees	(481)	(811)
Interest on debt	(443)	(638)
Fees	(38)	(173)
Foreign exchange gain (loss)	(1,089)	(235)
Other financial expense	(392)	(18)
Total financial income (expense)	$(1,354)	$(1,003)

	Six Months Ended
	June 30, 2019	June 30, 2020
	(in thousands)

Financial income from cash equivalents	$785	$443
Interest and fees	(1,004)	(1,243)
Interest on debt	(873)	(1,018)
Fees	(131)	(225)
Foreign exchange gain (loss)	(2,687)	(496)
Other financial expense	(422)	(41)
Total financial income (expense)	$(3,328)	$(1,337)

The $1.0 million and the $1.3 million financial expenses for the three and six month periods ended June 30, 2020, respectively, were driven by the up-front fees amortization, the non-utilization costs and the financial expense relating to the €140 million ($156.8 million) drawing performed in May 2020 (note 2) as part of our available Revolving Credit Facility (RCF) financing and the recognition of a negative impact of foreign exchange reevaluations net of related hedging.
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
The condensed consolidated statements of income line item “Provision for income taxes” can be broken down as follows:

	Six Months Ended
	June 30, 2019	June 30, 2020
	(in thousands)
Current income tax	$(14,365)	$(17,293)
Net change in deferred taxes	(1,336)	7,617
Provision for income taxes	$(15,701)	$(9,676)

For the six months ended June 30, 2019 and 2020, we used an annual estimated tax rate of 30% to calculate the provision for income taxes. The effective tax rate was 32% and 30% for the six months ended June 30, 2019 and 2020, respectively. The difference between the annual estimated tax rate and the effective tax rate is mainly due to the tax impact of discrete items such as share-based compensation in the United States. Discrete items were immaterial for the six months ended June 30, 2020 resulting in no material difference between the annual estimated tax rate and the effective tax rate.

Current tax assets and liabilities
The total amount of current tax assets consists mainly of prepayments of income taxes and credits of Criteo SA, Criteo Corp and Criteo Gmbh. The current tax liabilities refers mainly to the corporate tax payables of Criteo K.K.
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

	Three Months Ended		Six Months Ended
	June 30, 2019	June 30, 2020	June 30, 2019	June 30, 2020
Net income attributable to shareholders of Criteo S.A.	$10,823	$5,716	$29,943	$21,175
Weighted average number of shares outstanding	64,581,476	61,415,467	64,459,867	61,553,875
Basic earnings per share	$0.17	$0.09	$0.46	$0.34
Diluted Earnings Per Share
We calculate diluted earnings per share by dividing the net income attributable to shareholders of the Parent by the weighted average number of shares outstanding plus any potentially dilutive shares not yet issued from share-based compensation plans (see Note 10). There were no other potentially dilutive instruments outstanding as of June 30, 2019 and June 30, 2020. Consequently, all potential dilutive effects from shares are considered.
For each period presented, a contract to issue a certain number of shares (i.e. share option, non-employee warrant ("BSA"), restricted share unit ("RSU") or employee warrant ("BSPCE") is assessed as potentially dilutive if it is “in the money” (i.e., the exercise or settlement price is lower than the average market price).

	Three Months Ended		Six Months Ended
	June 30, 2019	June 30, 2020	June 30, 2019	June 30, 2020
Net income attributable to shareholders of Criteo S.A.	$10,823	$5,716	$29,943	$21,175
Weighted average number of shares outstanding of Criteo S.A.	64,581,476	61,415,467	64,459,867	61,553,875
Dilutive effect of :
Restricted share awards ("RSUs")	737,992	247,062	1,027,671	255,685
Share options and BSPCE	274,298	119,516	305,473	136,651
Share warrants	30,739	8,090	40,631	12,288
Weighted average number of shares outstanding used to determine diluted earnings per share	65,624,505	61,790,135	65,833,642	61,958,499
Diluted earnings per share	$0.16	$0.09	$0.45	$0.34

The weighted average number of securities that were anti-dilutive for diluted EPS for the periods presented but which could potentially dilute EPS in the future are as follows:

	Three Months Ended		Six Months Ended
	June 30, 2019	June 30, 2020	June 30, 2019	June 30, 2020

Restricted share awards	1,305,872	4,183,514	894,012	3,212,368
Share options and BSPCE	2,795	140,513	34,147	70,257
Weighted average number of anti-dilutive securities excluded from diluted earnings per share	1,308,667	4,324,027	928,159	3,282,625

Note 14. Commitments and contingencies
Commitments
Revolving Credit Facilities "RCF", Credit Line Facilities and Bank Overdrafts
As mentioned in Notes 2 and 3, we are party to an RCF with a syndicate of banks which allow us to draw up to an additional €210.0 million ($235.2 million).
We are also party to short-term credit lines and overdraft facilities with HSBC plc, BNP Paribas and LCL with an authorization to draw up to a maximum of €21.5 million ($24.1 million) in aggregate under the short-term credit lines and overdraft facilities. As of June 30, 2020, we had not drawn on any of these facilities. Any loans or overdrafts under these short-term facilities bear interest based on the one month EURIBOR rate or three month EURIBOR rate. As these facilities are exclusively short-term credit and overdraft facilities, our banks have the ability to terminate such facilities on short notice.

Contingencies
Changes in provisions during the presented periods are summarized below:

	Provision for employee-related litigation	Other provisions	Total
	(in thousands)
Balance at January 1, 2020	$620	$5,765	$6,385
Increase	91	—	91
Provision used	(4)	(442)	(446)
Provision released not used	—	(1,770)	(1,770)
Currency translation adjustments	1	(135)	(134)
Balance at June 30, 2020	$708	$3,418	$4,126
- of which current	708	3,418	4,126

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

	Americas	EMEA	Asia-Pacific	Total
For the three months ended:	(in thousands)
June 30, 2019	$213,974	$194,359	$119,814	$528,147
June 30, 2020	$185,674	$159,621	$92,319	$437,614

Revenue generated in France, the country of incorporation of the Parent, amounted to $35.2 million and $27.3 for the three months ended June 30, 2019 and 2020, respectively.

	Americas	EMEA	Asia-Pacific	Total
For the six months ended:	(in thousands)

June 30, 2019	$431,967	$404,002	$250,301	$1,086,270
June 30, 2020	$377,419	$349,735	$213,836	$940,990
Revenue generated in France amounted to $72.6 million and $59.3 million for the six month ended June 30, 2019 and 2020, respectively.
Revenue generated in other significant countries where we operate is presented in the following table:

	Three Months Ended		Six Months Ended
	June 30, 2019	June 30, 2020	June 30, 2019	June 30, 2020
	(in thousands)
Americas
United States	$192,815	$169,879	$388,606	$342,906
EMEA
Germany	$46,998	$39,621	$100,593	$90,239
United Kingdom	$21,180	$20,857	$42,948	$41,677
Asia-Pacific
Japan	$82,263	$67,782	$175,431	$152,419
As of June 30, 2019 and 2020, our largest client represented 1.4% and 1.1%, respectively, of our consolidated revenue.

Other Information
For each reported period, non-current assets (corresponding to the net book value of tangible and intangible assets, excluding right of use assets related to lease agreements) are presented in the table below. The geographical information includes results from the locations of legal entities.

			Of which			Of which
	Holding	Americas	United States	EMEA	Asia-Pacific	Japan	Singapore	Total
(in thousands)

December 31, 2019	$136,621	$104,389	$100,107	$20,336	$19,701	$9,617	$5,970	$281,047
June 30, 2020	$125,403	$98,751	$98,538	$17,016	$32,751	$20,405	$8,460	$273,921

Note 16. Related Parties
There were no significant related-party transactions during the period nor any change in the nature of the transactions as described in Note 25 to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2019 except as follows:

On May 15, 2020, the Group announced the appointment of Dave Anderson as the Company’s Interim Chief Financial Officer for a six-month term in replacement of Benoit Fouilland, effective May 18, 2020. During his engagement, Mr. Anderson is also the Company’s Principal Financial Officer and Principal Accounting Officer. Mr. Fouilland departed Criteo on June 30, 2020.

The Executive Officers as of June 30, 2020 were:
•Megan Clarken - Chief Executive Officer;
•Dave Anderson - Interim Chief Financial Officer; and
•Ryan Damon - General Counsel and Corporate Secretary.

Note 17. Subsequent Events
Given the ongoing impact that the COVID-19 pandemic is having on the Company's clients' business, it will remain a factor in our analysis of estimates residing in the financial statements, including, but not limited to, estimates related to receivable reserves calculated under the CECL model, the impairment analysis, and the income tax calculation. These estimates involve projections and assumptions regarding the future economic environment and as such it is possible that events may occur rapidly or unexpectedly that could lead to their changes. We will continue to closely monitor the effects of the COVID-19 pandemic, and continuously evaluate its impact on our key estimates.

The Company evaluated all other subsequent events that occurred after June 30, 2020 through the date of issuance of the unaudited condensed consolidated financial statements and determined there are no other significant events that require adjustments or disclosures.

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

Condensed Consolidated Statements of Income Data (Unaudited):

	Three Months Ended		Six Months Ended
	June 30, 2019	June 30, 2020	June 30, 2019	June 30, 2020
	(in thousands, except share and per share data)

Revenue	$528,147	$437,614	$1,086,270	$940,990

Cost of revenue (2)
Traffic acquisition costs	(304,229)	(257,698)	(626,658)	(555,062)
Other cost of revenue	(29,059)	(33,914)	(55,104)	(67,720)
Gross profit	194,859	146,002	404,508	318,208

Operating expenses
Research and development expenses (2)	(44,015)	(31,247)	(90,592)	(68,762)
Sales and operations expenses (2)	(95,503)	(75,781)	(191,412)	(160,755)
General and administrative expenses (2)	(35,767)	(29,185)	(69,537)	(55,100)
Total operating expenses	(175,285)	(136,213)	(351,541)	(284,617)
Income from operations	19,574	9,789	52,967	33,591
Financial income (expense)	(1,354)	(1,003)	(3,328)	(1,337)
Income before taxes	18,220	8,786	49,639	32,254
Provision for income taxes	(5,683)	(2,636)	(15,701)	(9,676)
Net income	$12,537	$6,150	$33,938	$22,578
Net income available to shareholders of Criteo S.A. (1)	$10,823	$5,716	$29,943	$21,175
Net income available to shareholders of Criteo S.A. per share:
Basic	$0.17	$0.09	$0.46	$0.34
Diluted	$0.16	$0.09	$0.45	$0.34

Weighted average shares outstanding used in computing per share amounts:
Basic	64,581,476	61,415,467	64,459,867	61,553,875
Diluted	65,624,505	61,790,135	65,833,642	61,958,499
(1) For the three month periods ended June 30, 2019 and 2020, this excludes $1.7 million and $0.5 million, respectively, of net income attributable to non-controlling interests held by Yahoo! Japan in our Japanese subsidiary Criteo KK. For the six months ended June 30, 2019 and 2020, this excludes $4.0 million and $1.4 million, respectively, of net income attributable to non-controlling interests held by Yahoo! Japan in our Japanese subsidiary Criteo KK.
(2) Cost of revenue and operating expenses include equity awards compensation expense, pension service costs, depreciation and amortization expense, restructuring costs, acquisition-related costs and deferred price consideration as follows:

Detailed Information on Selected Items (unaudited):

	Three Months Ended		Six Months Ended
	June 30, 2019	June 30, 2020	June 30, 2019	June 30, 2020
	(in thousands)
Equity awards compensation expense
Research and development expenses	$4,203	$2,068	$8,228	$4,438
Sales and operations expenses	5,693	1,572	11,894	5,190
General and administrative expenses	4,495	3,519	8,151	6,034
Total equity awards compensation expense	$14,391	$7,159	$28,273	$15,662

Pension service costs
Research and development expenses	191	269	384	538
Sales and operations expenses	71	95	143	190
General and administrative expenses	129	175	258	349
Total pension service costs (a)	$391	$539	$785	$1,077

Depreciation and amortization expense
Cost of revenue	10,847	13,098	19,982	25,869
Research and development expenses (b)	3,534	1,658	7,011	7,308
Sales and operations expenses (c)	5,109	4,221	9,973	8,561
General and administrative expenses	1,825	1,231	3,645	2,608
Total depreciation and amortization expense	$21,315	$20,208	$40,611	$44,346

Restructuring costs (1)
Research and development expenses	124	513	124	1,508
Sales and operations expenses	175	415	2,065	1,436
General and administrative expenses	429	288	429	481
Total Restructuring costs (1)	$728	$1,216	$2,618	$3,425

(1) For the three and six months ended June 2019, and June 2020, respectively, the Company recognized restructuring charges following its new organizational structure implemented to support its multi-product platform strategy and office right sizing policy:

	Three Months Ended		Six Months Ended
	June 30, 2019	June 30, 2020	June 30, 2019	June 30, 2020
	(in thousands)		(in thousands)
(Gain) from forfeitures of share-based compensation awards	(2,678)	—	(2,678)	—
Depreciation and amortization expense	1,228	—	1,228	—
Facilities and impairment related costs	(243)	807	1,647	1,794
Payroll related costs	2,421	409	2,421	1,631
Total restructuring costs	728	1,216	2,618	3,425
(a) Effective January 1, 2012, actuarial gains and losses are recognized in other comprehensive income.
(b) Includes acquisition-related amortization of intangible assets of $2.7 million and $0.7 million for the three months ended June 30, 2019 and 2020, respectively, and $5.4 million and $5.4 million for six months ended June 2019, 2020, respectively.
(c) Includes acquisition-related amortization of intangible assets of $2.8 million and $2.2 million for the three months ended June 30, 2019 and 2020, respectively and $5.5 million and $4.3 million for the six months ended June 30, 2019 and 2020, respectively.

Consolidated Statements of Financial Position Data (unaudited):

	December 31, 2019	June 30, 2020

	(in thousands)
Cash and cash equivalents	$418,763	$578,181
Total assets	1,790,384	1,804,402
Trade receivables, net of credit losses	481,732	329,979
Total financial liabilities	4,405	159,425
Total liabilities	752,396	769,405
Total equity	$1,037,988	$1,034,997
Other Financial and Operating Data (unaudited):

	Three Months Ended		Six Months Ended
	June 30, 2019	June 30, 2020	June 30, 2019	June 30, 2020
	(in thousands, except client data)
Number of clients	19,733	20,359	19,733	20,359
Revenue ex-TAC (3)	$223,918	$179,916	$459,612	$385,928
Adjusted Net Income (4)	$30,730	$16,707	$70,435	$48,735
Adjusted EBITDA (5)	$56,399	$38,911	$125,254	$98,101
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

	Three Months Ended		Six Months Ended
	June 30, 2019	June 30, 2020	June 30, 2019	June 30, 2020

	(in thousands)
Revenue	$528,147	$437,614	$1,086,270	$940,990
Adjustment:
Traffic acquisition costs	(304,229)	(257,698)	(626,658)	(555,062)
Revenue ex-TAC	$223,918	$179,916	$459,612	$385,928

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

	Three Months Ended		Six Months Ended
	June 30, 2019	June 30, 2020	June 30, 2019	June 30, 2020
	(in thousands)
Net income	$12,537	$6,150	$33,938	$22,578
Adjustments:
Equity awards compensation expense	14,391	7,159	28,273	15,662
Amortization of acquisition-related intangible assets	5,465	2,847	10,937	9,695
Restructuring costs (1)	728	1,216	2,618	3,425
Tax impact of the above adjustments	(2,391)	(665)	(5,331)	(2,625)
Adjusted Net Income	$30,730	$16,707	$70,435	$48,735
(1) For the three and six months ended June 2019, and June 2020, respectively, the Company recognized restructuring charges following its new organizational structure implemented to support its multi-product platform strategy and office right sizing policy, as detailed below:

	Three Months Ended		Six Months Ended
	June 30, 2019	June 30, 2020	June 30, 2019	June 30, 2020
	(in thousands)
(Gain) from forfeitures of share-based compensation awards	(2,678)	—	(2,678)	—
Depreciation and amortization expense	1,228	—	1,228	—
Facilities and impairment related costs	(243)	807	1,647	1,794
Payroll related costs	2,421	409	2,421	1,631
Total restructuring costs	728	1,216	2,618	3,425

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

	Three Months Ended		Six Months Ended
	June 30, 2019	June 30, 2020	June 30, 2019	June 30, 2020
	(in thousands)
Net income	$12,537	$6,150	$33,938	$22,578
Adjustments:
Financial expense (income)	1,354	1,003	3,328	1,337
Provision for income taxes	5,683	2,636	15,701	9,676
Equity awards compensation expense	14,391	7,159	28,273	15,662
Pension service costs	391	539	785	1,077
Depreciation and amortization expense	21,315	20,208	40,611	44,346
Restructuring costs (1)	728	1,216	2,618	3,425
Total net adjustments	43,862	32,761	91,316	75,523
Adjusted EBITDA	$56,399	$38,911	$125,254	$98,101
(1) For the three and six months ended June 2019, and June 2020, respectively, the Company recognized restructuring charges following its new organizational structure implemented to support its multi-product platform strategy and office right sizing policy, as detailed below:

	Three Months Ended		Six Months Ended
	June 30, 2019	June 30, 2020	June 30, 2019	June 30, 2020
	(in thousands)
(Gain) from forfeitures of share-based compensation awards	(2,678)	—	(2,678)	—
Depreciation and amortization expense	1,228	—	1,228	—
Facilities and impairment related costs	(243)	807	1,647	1,794
Payroll related costs	2,421	409	2,421	1,631
Total restructuring costs	728	1,216	2,618	3,425

Results of Operations for the Periods Ended June 30, 2019 and 2020 (Unaudited)
Revenue
Three months ended June 30, 2020 compared to the three months ended June 30, 2019

	Three Months Ended
	June 30, 2019	June 30, 2020	2019 vs 2020

	(in thousands)
Revenue as reported	$528,147	$437,614	(17)%
Conversion impact U.S. dollar/other currencies		7,414
Revenue at constant currency (1)	528,147	445,028	(16)%
Americas
Revenue as reported	213,974	185,674	(13)%
Conversion impact U.S. dollar/other currencies		3,338
Revenue at constant currency (1)	213,974	189,012	(12)%
EMEA
Revenue as reported	194,359	159,621	(18)%
Conversion impact U.S. dollar/other currencies		4,596
Revenue at constant currency (1)	194,359	164,217	(16)%
Asia-Pacific
Revenue as reported	119,814	92,319	(23)%
Conversion impact U.S. dollar/other currencies		(520)
Revenue at constant currency(1)	$119,814	$91,799	(23)%
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
Revenue for the three months ended June 30, 2020 decreased (17)% (or decreased by (16)% on a constant currency basis, (as defined in footnote 1 directly above), compared to the three months ended June 30, 2019.

The COVID-19 pandemic impacted our business during the whole quarter, with an estimated impact on revenue of approximately $100 million for the three months ended June 30, 2020, or approximately 19 points of year-over-year growth, as some clients decided to temporarily pause or reduce their campaigns with us. The COVID-19 headwind impacted our large customers business in Marketing Solutions, in particular in the Travel, Classifieds and brick-and-mortar Retail verticals. However, we believe that spending in the midmarket and in our Retail Media solutions was supported by consumer trends emerging from the COVID-19 pandemic.

In particular, 68% of the year-over-year decrease in revenue was driven by the lower contribution from our existing clients while 32% was caused by client churn offsetting the positive contribution from new clients, both of which we attribute to the COVID-19 outbreak. We added 626 net new clients year-over-year across regions, while revenue from existing clients decreased by 13% at constant currency over the period, of which 21 points were attributable to the pandemic and 8 points of positive contribution related to client stickiness across Marketing Solutions and Retail Media.

Revenue in the Americas region decreased (13)% (or (12)% on a constant currency basis, and (12)% in the U.S.) to $185.7 million for the three months ended June 30, 2020 compared to the three months ended June 30, 2019. This decline was driven by an estimated revenue impact from COVID-19 of $38 million, in particular with large customers in the U.S. and in the broader Classifieds vertical, partially offset by the strong momentum of new products, in particular Retail Media in the U.S.

Revenue in EMEA decreased (18)% (or decreased (16)% on a constant currency basis) to $159.6 million for the three months ended June 30, 2020 compared to the three months ended June 30, 2019. This decrease at constant currency includes an estimated $37 million revenue impact from COVID-19 in the region, mostly in the Travel and Classifieds verticals, although Retail and midmarket proved resilient. New clients business was healthy across EMEA, with success across both direct clients and ad agencies.

Revenue in the Asia-Pacific region decreased (23)% (or decreased (23)% on a constant currency basis) to $92.3 million for the three months ended June 30, 2020 compared to the three months ended June 30, 2019. The decrease at constant currency, included an estimated $25 million revenue impact from the COVID-19, especially with Large Clients and mostly in the Travel and Classifieds verticals.
Additionally, our $437.6 million of revenue for the three months ended June 30, 2020 was negatively impacted by $7.4 million as a result of changes in foreign currency against the U.S. dollar compared to the three months ended June 30, 2019.
The year-over-year decrease in revenue on a constant currency basis is entirely attributable to the decrease in the average cost-per-click charged to advertisers, partially offset by the increased number of clicks delivered on the advertising banners displayed by us and the increased number of impressions delivered by us.

Six months ended June 30, 2020 compared to the six months ended June 30, 2019

	Six Months Ended
	June 30, 2019	June 30, 2020	2019 vs 2020

	(in thousands)
Revenue as reported	$1,086,270	$940,990	(13)%
Conversion impact U.S. dollar/other currencies		15,532
Revenue at constant currency (1)	1,086,270	956,522	(12)%
Americas
Revenue as reported	431,967	377,419	(13)%
Conversion impact U.S. dollar/other currencies		5,096
Revenue at constant currency (1)	431,967	382,515	(11)%
EMEA
Revenue as reported	404,002	349,735	(13)%
Conversion impact U.S. dollar/other currencies		10,220
Revenue at constant currency (1)	404,002	359,955	(11)%
Asia-Pacific
Revenue as reported	250,301	213,836	(15)%
Conversion impact U.S. dollar/other currencies		216
Revenue at constant currency(1)	$250,301	$214,052	(14)%
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
Revenue for the six months ended June 30, 2020 decreased (13)% or (12)% on a constant currency basis, to $941.0 million (as defined in footnote 1 directly above), compared to the six months ended June 30, 2019.

The COVID-19 outbreak started having an impact on our revenue from mid-February. Overall, the negative impact of COVID-19 on our revenue for the first six months of 2020 was estimated at approximately $125 million, or more than 11 points of year-over-year growth, as some clients decided to temporarily pause or reduce their campaigns with us.

The year-over-year decrease in revenue was entirely driven by the lower contribution from our existing clients as a result of the COVID-19 outbreak, which exceeded revenues derived from new clients over the period. We added 626 net new clients year-over-year across regions.

Revenue in the Americas region decreased (13)% (or (11)% on a constant currency basis), including (12)% in the U.S.) to $377.4 million for the six months ended June 30, 2020 compared to the six months ended June 30, 2019. This decline was driven by an estimated revenue impact from COVID-19 of $46 million, in particular with large customers in the U.S. and in the broader Classifieds vertical. This came in addition to a soft start in January, due to client budget slowdowns after very high spend levels during the Q4 2019 peak season in the Americas.

Revenue in EMEA decreased (13)% (or (11)% on a constant currency basis) to $349.7 million for the six months ended June 30, 2020 compared to the six months ended June 30, 2019. This decrease at constant currency includes an estimated $49 million revenue impact from the COVID-19 in the region, in part due to the fact that EMEA is the region with the highest exposure to the Travel vertical, which was most hit by COVID-19. In this difficult context, our performance in the Retail vertical and in the midmarket across the region remained solid and resilient.

Revenue in the Asia-Pacific region decreased (15)% (or (14)% on a constant currency basis) to $213.8 million for the six months ended June 30, 2020 compared to the six months ended June 30, 2019. The decrease at constant currency, included an estimated $30 million revenue impact from the COVID-19, mostly in the Travel and Classifieds verticals.
Additionally, our $941.0 million of revenue for the six months ended June 30, 2020 was negatively impacted by $15.5 million as a result of changes in foreign currency against the U.S. dollar compared to the six months ended June 30, 2019.
The year-over-year decrease in revenue on a constant currency basis is entirely attributable to the decrease in the average cost-per-click charged to advertisers, partially offset by the increased number of clicks delivered on the advertising banners displayed by us and the increased number of impressions delivered by us.

Cost of Revenue
Three months ended June 30, 2020 compared to the three months ended June 30, 2019

	Three Months Ended		% change
	June 30, 2019	June 30, 2020	2019 vs 2020

	(in thousands, except percentages)
Traffic acquisition costs	$(304,229)	$(257,698)	(15)%
Other cost of revenue	$(29,059)	$(33,914)	17%
Total Cost of Revenue	$(333,288)	$(291,612)	(13)%
% of revenue	(63)%	(67)%
Gross profit %	37%	33%

Cost of revenue for the three months ended June 30, 2020 decreased $(41.7) million, or (13)%, compared to the three months ended June 30, 2019. This decrease was primarily the result of a decrease of $(46.5) million, or (15)% (or (14)% on a constant currency basis) in traffic acquisition costs and an increase of $4.9 million, or 17% (or 19% on a constant currency basis) in other cost of revenue.
The decrease in traffic acquisition costs on a constant currency basis related primarily to the lower average cost per thousand impressions (or "CPM"), which decreased by (24)% (or (23)% on a constant currency basis). This was mainly driven by lower global demand for advertising inventory, despite the increase in online traffic globally caused by the lockdown imposed in COVID-19 affected areas, making the unit price of inventory cheaper. This was also driven by the effectiveness of our Criteo Direct Bidder, which allows us to buy quality inventory directly from large publishers in the web and in apps and remove intermediary fees in the process.

This decrease was not entirely offset by the 11% increase in the number of impressions we purchased, reflecting higher volumes of inventory available and our expanding relationships with existing and new publisher partners, in particular through direct connections, to support client demand for advertising campaigns.
The increase in other cost of revenue includes a $2.3 million increase in allocated depreciation and amortization expense following the acquisitions of servers and other equipments used in our data centers, a $2.4 million increase in hosting costs and a $0.2 million increase in other costs.
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
Six months ended June 30, 2020 compared to the six months ended June 30, 2019

	Six Months Ended		% change
	June 30, 2019	June 30, 2020	2019 vs 2020

	(in thousands, except percentages)
Traffic acquisition costs	$(626,658)	$(555,062)	(11)%
Other cost of revenue	$(55,104)	$(67,720)	23%
Total Cost of Revenue	$(681,762)	$(622,782)	(9)%
% of revenue	(63)%	(66)%
Gross profit %	37%	34%
Cost of revenue for the six months ended June 30, 2020 decreased $(59.0) million, or (9)%, compared to the six months ended June 30, 2019. This decrease was primarily the result of a decrease of $(71.6) million, or (11)% (or (10)% on a constant currency basis) in traffic acquisition costs and an increase of $12.6 million, or 23% (or 25% on a constant currency basis) in other cost of revenue.
The decrease in traffic acquisition costs on a constant currency basis related primarily to the lower average cost per thousand impressions (or "CPM"), which decreased by (19)% (or (18)% on a constant currency basis). This was mainly driven by lower global demand for advertising inventory, despite the increase in online traffic caused by the lockdown imposed in COVID-19 affected areas, making the unit price of inventory cheaper. This was also driven by the effectiveness of our Criteo Direct Bidder, which allows us to buy quality inventory directly from large publishers in the web and in apps and remove intermediary fees in the process. This decrease was not entirely offset by the 10% increase in the number of impressions we purchased, reflecting higher volumes of inventory available and our expanding relationships with existing and new publisher partners, in particular through direct connections, to support client demand for advertising campaigns.
The increase in other cost of revenue includes a $5.9 million increase in allocated depreciation and amortization expense following the acquisitions of servers and other equipments used in our data centers, a $4.5 million increase in hosting costs and a $2.2 million increase in other costs, including the provision for Digital Taxes.
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

	Three Months Ended			Six Months Ended
Region	June 30, 2019	June 30, 2020	Year over Year Change	June 30, 2019	June 30, 2020	Year over Year Change

Revenue:	(amounts in thousands, except percentages)
Americas	$213,974	$185,674	(13)%	$431,967	$377,419	(13)%
EMEA	194,359	159,621	(18)%	404,002	349,735	(13)%
Asia-Pacific	119,814	92,319	(23)%	250,301	213,836	(15)%
Total	528,147	437,614	(17)%	1,086,270	940,990	(13)%

Traffic acquisition costs:
Americas	(129,491)	(115,317)	(11)%	(261,036)	(235,339)	(10)%
EMEA	(107,401)	(90,153)	(16)%	(224,692)	(198,550)	(12)%
Asia-Pacific	(67,337)	(52,228)	(22)%	(140,930)	(121,173)	(14)%
Total	(304,229)	(257,698)	(15)%	(626,658)	(555,062)	(11)%

Revenue ex-TAC (1):
Americas	84,483	70,357	(17)%	170,931	142,080	(17)%
EMEA	86,958	69,468	(20)%	179,310	151,185	(16)%
Asia-Pacific	52,477	40,091	(24)%	109,371	92,663	(15)%
Total	$223,918	$179,916	(20)%	$459,612	$385,928	(16)%

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

	Three Months Ended			Six Months Ended
	June 30, 2019	June 30, 2020	YoY Change	June 30, 2019	June 30, 2020	YoY Change
	(amounts in thousands, except percentages)

Revenue as reported	$528,147	$437,614	(17)%	$1,086,270	$940,990	(13)%
Conversion impact U.S. dollar/other currencies		7,414			15,532
Revenue at constant currency	$528,147	$445,028	(16)%	$1,086,270	$956,522	(12)%

Traffic acquisition costs as reported	$(304,229)	$(257,698)	(15)%	$(626,658)	$(555,062)	(11)%
Conversion impact U.S. dollar/other currencies		(4,131)			(8,656)
Traffic Acquisition Costs at constant currency	$(304,229)	$(261,829)	(14)%	$(626,658)	$(563,718)	(10)%

Revenue ex-TAC as reported	$223,918	$179,916	(20)%	$459,612	$385,928	(16)%
Conversion impact U.S. dollar/other currencies		3,283			6,876
Revenue ex-TAC at constant currency	$223,918	$183,199	(18)%	$459,612	$392,804	(15)%
Revenue ex-TAC/Revenue as reported	42%	41%		42%	41%

Other cost of revenue as reported	$(29,059)	$(33,914)	17%	$(55,104)	$(67,720)	23%
Conversion impact U.S. dollar/other currencies		(544)			(968)
Other cost of revenue at constant currency	$(29,059)	$(34,458)	19%	$(55,104)	$(68,688)	25%

Adjusted EBITDA as reported	$56,399	$38,911	(31)%	$125,254	$98,101	(22)%
Conversion impact U.S. dollar/other currencies		600			2,217
Adjusted EBITDA at constant currency	$56,399	$39,511	(30)%	$125,254	$100,318	(20)%

Research and Development Expenses

Three months ended June 30, 2020 compared to the three months ended June 30, 2019

	Three Months Ended		% change
	June 30, 2019	June 30, 2020	2019 vs 2020

	(in thousands, except percentages)
Research and development expenses	$(44,015)	$(31,247)	(29)%
% of revenue	(8)%	(7)%

Six months ended June 30, 2020 compared to the six months ended June 30, 2019

	Six Months Ended		% change
	June 30, 2019	June 30, 2020	2019 vs 2020

	(in thousands, except percentages)
Research and development expenses	$(90,592)	$(68,762)	(24)%
% of revenue	(8)%	(7)%

Research and development expenses for the three months ended June 30, 2020, and the six months ended June 30, 2020 respectively decreased $(12.8) million and $(21.8) million, or (29)% and (24)%, compared to three months ended June 30, 2019 and the six months ended June 30, 2019. The decrease for the three month ended and the six month ended period mainly related to a decrease in headcount-related costs and rent and facilities related costs following the cease of our R&D operations in Palo Alto in 2019, and a lower share-based compensation expense partially offset by an increase in the French Research Tax Credit.

Sales and Operations Expenses

Three months ended June 30, 2020 compared to the three months ended June 30, 2019

	Three Months Ended		% change
	June 30, 2019	June 30, 2020	2019 vs 2020

	(in thousands, except percentages)
Sales and operations expenses	$(95,503)	$(75,781)	(21)%
% of revenue	(18)%	(17)%

Six months ended June 30, 2020 compared to the six months ended June 30, 2019

	Six Months Ended		% change
	June 30, 2019	June 30, 2020	2019 vs 2020

	(in thousands, except percentages)
Sales and operations expenses	$(191,412)	$(160,755)	(16)%
% of revenue	(18)%	(17)%

Sales and operations expenses for the three months ended June 30, 2020 and the six months ended June 30, 2020, respectively decreased $(19.7) million and $(30.7) million or (21)% and (16)%, compared to the three months ended June 30, 2019 and the six months ended June 30, 2019. The decrease for the three months ended and the six months ended period mainly related to a decrease in headcount-related costs, a lower share-based compensation expense, and a decrease in marketing costs partially offset by an increase in provision for doubtful receivables.

General and Administrative Expenses

Three months ended June 30, 2020 compared to the three months ended June 30, 2019

	Three Months Ended		% change
	June 30, 2019	June 30, 2020	2019 vs 2020

	(in thousands, except percentages)
General and administrative expenses	$(35,767)	$(29,185)	(18)%
% of revenue	(7)%	(7)%

Six months ended June 30, 2020 compared to the six months ended June 30, 2019

	Six Months Ended		% change
	June 30, 2019	June 30, 2020	2019 vs 2020

	(in thousands, except percentages)
General and administrative expenses	$(69,537)	$(55,100)	(21)%
% of revenue	(6)%	(6)%
General and administrative expenses for the three months ended June 30, 2020 and the six months ended June 30, 2020, respectively decreased $(6.6) million and $(14.4) million or (18)% and (21)%, compared to the three months ended June 30, 2019 and the six months ended June 30, 2019. The decrease for the three and six months ended June 30, 2020 is mainly related to a decrease in headcount-related costs, a lower share-based compensation expense and a decrease in rent and facilities costs following the right-sizing policy implemented to optimize the office spaces.

Financial Income (Expense)

Three months ended June 30, 2020 compared to the three months ended June 30, 2019

	Three Months Ended		% change
	June 30, 2019	June 30, 2020	2019 vs 2020

	(in thousands, except percentages)
Financial income (expense)	$(1,354)	$(1,003)	(26)%
% of revenue	(0.3)%	(0.2)%

Six months ended June 30, 2020 compared to the six months ended June 30, 2019

	Six Months Ended		% change
	June 30, 2019	June 30, 2020	2019 vs 2020

	(in thousands, except percentages)
Financial income (expense)	$(3,328)	$(1,337)	(60)%
% of revenue	(0.3)%	(0.1)%

Financial expense for the three and six months ended June 30, 2020, respectively, decreased by $0.4 million and $(2.0) million, or (26)% and (60)%, compared to the three months ended June 2019 and the six months ended period June 2019. The $1.0 million and the $1.3 million for the three and six month periods ended June 30, 2019 and June 30, 2020, respectively, were driven by the up-front fees amortization, the non-utilization costs and the financial expense relating to the €140 million ($156.8 million) drawing performed in May 2020 (note 2) as part of our available Revolving Credit Facility (RCF) financing and the recognition of a negative impact of foreign exchange reevaluations net of related hedging. We manage our exposure to foreign currency risk at the Criteo S.A. level and hedge using foreign currency swaps or forward purchases or sales of foreign currencies.

Provision for Income Taxes

Three months ended June 30, 2020 compared to the three months ended June 30, 2019

	Three Months Ended		% change
	June 30, 2019	June 30, 2020	2019 vs 2020

	(in thousands, except percentages)
Provision for income taxes	$(5,683)	$(2,636)	(54)%
% of revenue	(1)%	(1)%
Effective tax rate	32%	30%

Six months ended June 30, 2020 compared to the six months ended June 30, 2019

	Six Months Ended		% change
	June 30, 2019	June 30, 2020	2019 vs 2020

	(in thousands, except percentages)
Provision for income taxes	$(15,701)	$(9,676)	(38)%
% of revenue	(1)%	(1)%
Effective tax rate	32%	30%

For the three months ended and the six months ended period June 30, 2019 and June 30, 2020, respectively, we used an annual estimated tax rate of 30% to calculate the provision for income taxes. The effective tax rate was 32% and 30% for the three months ended and six months ended period June 30, 2019 and June 30, 2020, respectively. The difference between the annual estimated tax rate and the effective tax rate is mainly due to the tax impact of discrete items such as share-based compensation in the United States.

Net Income
Three months ended June 30, 2020 compared to the three months ended June 30, 2019

	Three Months Ended		% change
	June 30, 2019	June 30, 2020	2019 vs 2020

	(in thousands, except percentages)
Net income	$12,537	6,150	(51)%
% of revenue	2%	1%

Net income for the three months ended June 30, 2020, decreased $(6.4) million, or (51)%, compared to the three months ended June 30, 2019. This decrease was the result of the factors discussed above, in particular, a $(9.8) million decrease in income from operations, partially offset by a $0.4 million decrease in financial expense and a $3.0 million decrease in provision for income taxes compared to the three months ended June 30, 2019.

Six months ended June 30, 2020 compared to the six months ended June 30, 2019

	Six Months Ended		% change
	June 30, 2019	June 30, 2020	2019 vs 2020

	(in thousands, except percentages)
Net income	$33,938	22,578	(33)%
% of revenue	3%	2%
Net income for the six months ended June 30, 2020, decreased $(11.4) million, or (33)%, compared to the six months ended June 30, 2019. This decrease was the result of the factors discussed above, in particular, a $(19.4) million decrease in income from operations partially offset by a $2.0 million decrease in financial expense and a $6.0 million decrease in provision for income taxes compared to the six months ended June 30, 2019.

Liquidity and Capital Resources
Our principal sources of liquidity are our cash and cash equivalents and cash generated from operating activities. We have never declared or paid any cash dividends on our ordinary shares. We do not anticipate paying cash dividends on our equity securities in the foreseeable future. In 2018, we completed an $80 million share repurchase program. In July 2019, the Board of Directors authorized a new share repurchase program of up to $80 million of the Company’s outstanding American Depositary Shares, completed in February 2020. In April 2020, the Board of Directors authorized a new share repurchase program of up to $30 million of the Company's outstanding American Depositary Shares, expected to complete in late July 2020. Other than these repurchase programs, we intend to retain all available funds from any future earnings to fund our growth. As discussed in Note 3 to the unaudited condensed consolidated financial statements in Item 1 to this Form 10-Q, we are party to several loan agreements and revolving credit facilities with third-party financial institutions.
Our cash and cash equivalents are invested primarily in demand deposit accounts that are currently providing only a minimal return. Our cash and cash equivalents at June 30, 2020 were held for working capital and general corporate purposes, which could include acquisitions, and amounted to $578.2 million as of June 30, 2020. The $159.4 million increase in cash and cash equivalents compared with December 31, 2019 primarily resulted from $90.1 million in cash from operating activities, a $120.1 million in cash from financing activities partially offset by a $(50.6) million in cash used for investing activities over the period. The cash from financing activities is mainly related to $154.3 million cash from the scheduled drawing from our available Revolving Credit Facility, partially offset by $(33.1) million cash used for the share repurchase programs. In addition, the increase in cash includes a $0.2 million negative impact of changes in foreign exchange rates on our cash position over the period. We do not enter into investments for trading or speculative purposes. Our policy is to invest any cash in excess of our immediate requirements in investments designed to preserve the principal balance and provide liquidity. Accordingly, our cash and cash equivalents are invested primarily in demand deposit accounts that are currently providing only a minimal return.
Furthermore, the Company has immediate access to an additional €210 million from the Revolving Credit Facility, which, combined with its cash position as of June 30, 2020, provides total liquidity in excess of $830 million. Overall, we believe that our current financial liquidity, combined with our expected cash-flow generation in 2020, puts us in a strong position to weather the COVID-19 crisis under multiple scenarios.

Operating and Capital Expenditure Requirements
For the six months ended June 30, 2019 and 2020, our capital expenditures were $56.5 million and $30.3 million, respectively. During the six months ended June 30, 2020, these capital expenditures were primarily related to the acquisition of data center and server equipment, and IT systems. We expect our capital expenditures to remain at, or slightly above, 3% of revenue for 2020, as we plan to continue to build and maintain additional data center equipment capacity in all regions and significantly increase our redundancy capacity to strengthen our infrastructure.
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
Historical Cash Flows
The following table sets forth our cash flows for the six month period ended June 30, 2019 and 2020:

	Six Months Ended
	June 30, 2019	June 30, 2020

	(in thousands)
Cash from operating activities	$120,184	$90,120
Cash used for investing activities	$(62,348)	$(50,618)
Cash from (used for) financing activities	$(665)	$120,097
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
For the six months ended June 30, 2020, net cash provided by operating activities was $90.1 million and consisted of net income of $22.6 million, $65.9 million in adjustments for certain non-cash and non-operating items and changes in working capital of $1.6 million. Adjustments for certain non-operating items primarily consisted of depreciation and amortization expense of $55.0 million, equity awards compensation expense of $15.7 million, $2.1 million for other non-cash items and a $0.7 million change in income taxes, partially offset by a $7.6 million changes in deferred tax assets. The $1.6 million increase in cash from changes in working capital primarily consisted of a $126.7 million decrease in trade receivables, a $5.1 million decrease in other current assets including prepaid expenses and VAT receivables and a $0.1 million increase in lease liabilities and right of use assets, partially offset by a $103.8 million decrease in trade payables, and a $26.4 million decrease in other current liabilities such as payroll and payroll related expenses and value-added tax ("VAT") payables.
Investing Activities
Our investing activities to date have consisted primarily of purchases of servers and other data-center equipment and business acquisitions. For the six months ended June 30, 2020, net cash used for investing activities was $50.6 million and primarily consisted of $30.3 million in capital expenditures, mainly comprised of purchases of servers and other data-center equipment, and a $20.3 million change in other non-current financial assets resulting from the investment in Marketable Securities (notes 2 and 3).
Financing Activities
For the six months ended June 30, 2020, net cash from financing activities was $120.1 million resulting mainly from a $154.3 million drawing from our available Revolving Credit Facilities (note 1), partially offset by $33.1 million for our share repurchase program (note 1), a $0.2 million repayment of borrowings and a $0.9 million change in other financial liabilities.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Market Risk

We are mainly exposed to foreign currency exchange rate fluctuations. There have been no material changes to our exposure to market risk during the three months ended period June 30, 2020.

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
A 10% increase or decrease of the Pound Sterling, the Euro, the Japanese yen or the Brazilian real against the U.S. dollar would have impacted the Condensed Consolidated Statements of Income as follows:

	Six Months Ended
	June 30, 2019		June 30, 2020

	(in thousands)
GBP/USD	+10%	-10%	+10%	-10%
Net income impact	$(759)	$759	$(108)	$108

	Six Months Ended
	June 30, 2019		June 30, 2020

	(in thousands)
BRL/USD	+10%	-10%	+10%	-10%
Net income impact	$(58)	$58	$(31)	$31

	Six Months Ended
	June 30, 2019		June 30, 2020

	(in thousands)
JPY/USD	+10%	-10%	+10%	-10%
Net income impact	$775	$(775)	$287	$(287)

	Six Months Ended
	June 30, 2019		June 30, 2020

	(in thousands)
EUR/USD	+10%	-10%	+10%	-10%
Net income impact	$4,332	$(4,332)	$4,885	$(4,885)

Credit Risk and Trade receivables
For a description of our credit risk and trade receivables, please see "Note 3. Financial instruments" and "Note 4. Trade Receivables" in the Notes to the Consolidated Financial Statements.
The Company has observed a decrease in payments from customers in geographic regions that are most affected by COVID-19 from the last part of the three month period ended March 31, 2020. The expected credit losses model, adapted by the Company on January 1, 2020, requires us to look at how current and future economic conditions impact the amount of expected credit losses. As such, we have increased the provision for credit losses, using our best available current estimates on the impact of COVID-19.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Based on their evaluation as of June 30, 2020, our management, including our Chief Executive Officer and Interim Chief Financial Officer, concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective to provide reasonable assurance that (i) the information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and (ii) such information is accumulated and communicated to our management, including our Chief Executive Officer and Interim Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

We have not experienced any material impact to our internal controls over financial reporting despite the fact that most of our employees are working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the COVID-19 situation on our internal controls to minimize the impact on their design and operating effectiveness.

Limitation on Effectiveness of Controls and Procedures

Our management, including our Chief Executive Officer and Interim Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within Criteo have been detected. These inherent limitations include the realities that judgments in decision making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies and procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error of fraud may occur and not be detected.

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

Item 1A. Risk Factors.

You should carefully consider the risks described under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019 and in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020. These risks and uncertainties are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, also may become important factors that affect us. If any such risks materialize, our business, financial condition and results of operations could be materially harmed and the trading price of our American Depositary Shares could decline. These risks are not exclusive and additional risks and uncertainties that we are unaware of, or that we currently believe are not material, also may become important factors that affect us. There have been no material changes to the Risk Factors described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Purchases of Equity Securities by the issuer and Affiliated Purchasers
The following table provides certain information with respect to our purchases of our ADSs during the second fiscal quarter of 2020:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs(1)
April 1 to 30, 2020	—	$—	—	$30,000,000.00
May 1 to 31, 2020	394,769	$9.99	394,769	$26,056,464.54
June 1 to 30, 2020	872,655	$12.50	872,655	$15,152,090.52

Total	1,267,424	$11.72	1,267,424
(1) On April 29, 2020, Criteo's Board of Directors authorized a share repurchase program of up to $30.0 million of the Company's outstanding American Depositary Shares. The Company intends to use repurchased shares to satisfy employee equity plan vesting in lieu of issuing new shares, and potentially in connection with M&A transactions. The repurchase program commenced in May 2020.
(2) Average price paid per share excludes any broker commissions paid.

Item 6. Exhibits.
Exhibit Index

Incorporated by Reference
Exhibit	Description	Schedule/ Form	File Number	Exhibit	File Date
3.1	By-laws (statuts) (English translation)	8-K	001-36153	3.1	June 26, 2020
10.1#	Consulting Agreement between the Company and Mr. Dave Anderson, dated May 14, 2020
31.1#	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended
31.2#	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended
32.1*	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104.	Cover Page Interactive Data File, formatted in Inline XBRL and contained in Exhibit 101.

# Filed herewith.
* Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CRITEO S.A.
(Registrant)

	By:	/s/ Dave Anderson
Date: July 31, 2020	Name:	Dave Anderson
	Title:	Interim Chief Financial Officer
(Principal financial officer and duly authorized signatory)