Form 10-Q
period 2020-09-30
Criteo S.A.
filed 2020-10-29
CIK 1576427

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended September 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has not elected to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes  ☐      No ☒
          As of October 29, 2020, the registrant had 60,241,537 ordinary shares, nominal value €0.025 per share, outstanding.

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

PART I
Item 1. Financial Statements.
CRITEO S.A. CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION (UNAUDITED)

	Notes	December 31, 2019	September 30, 2020
		(in thousands)
Assets
Current assets:
Cash and cash equivalents	3	$418,763	$626,744
Trade receivables, net of allowances of $16.1 million and $38.3 million at December 31, 2019 and September 30, 2020, respectively	4	481,732	335,583
Income taxes		21,817	11,422
Other taxes		60,924	58,123
Other current assets	5	17,225	19,278
Total current assets		1,000,461	1,051,150
Property, plant and equipment, net		194,161	195,679
Intangible assets, net	6	86,886	78,340
Goodwill	6	317,100	319,595
Right of use assets - operating lease	8	142,044	120,283
Marketable securities	3	—	23,416
Non-current financial assets		21,747	20,174
Deferred tax assets		27,985	34,731
Total non-current assets		789,923	792,218
Total assets		$1,790,384	$1,843,368

Liabilities and shareholders' equity
Current liabilities:
Trade payables		$390,277	$293,480
Contingencies	14	6,385	960
Income taxes		3,422	276
Financial liabilities - current portion	3	3,636	167,033
Operating lease liabilities - current portion	8	45,853	48,691
Other taxes		50,099	45,998
Employee - related payables		74,781	68,709
Other current liabilities	7	35,886	43,299
Total current liabilities		610,339	668,446
Deferred tax liabilities		9,272	8,439
Retirement benefit obligation		8,485	10,634
Financial liabilities - non-current portion	3	769	44
Operating lease liabilities - non-current portion	8	117,988	90,560
Other non-current liabilities		5,543	3,333
Total non-current liabilities		142,057	113,010
Total liabilities		752,396	781,456
Commitments and contingencies
Shareholders' equity:
Common shares, €0.025 par value, 66,197,181 and 66,083,172 shares authorized, issued and outstanding at December 31, 2019 and September 30, 2020, respectively.		2,158	2,155
Treasury stock, 3,903,673 and 5,989,258 shares at cost as of December 31, 2019 and September 30, 2020, respectively.		(74,900)	(92,450)
Additional paid-in capital		668,389	685,841
Accumulated other comprehensive loss		(40,105)	(19,658)
Retained earnings		451,725	452,932
Equity-attributable to shareholders of Criteo S.A.		1,007,267	1,028,820
Non-controlling interests		30,721	33,092
Total equity		1,037,988	1,061,912
Total equity and liabilities		$1,790,384	$1,843,368
The accompanying notes form an integral part of these unaudited condensed consolidated financial statements.

CRITEO S.A.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

		Three Months Ended		Nine Months Ended
	Notes	September 30, 2019	September 30, 2020	September 30, 2019	September 30, 2020
		(in thousands, except share per data)

Revenue	9	$522,606	$470,345	$1,608,876	$1,411,335

Cost of revenue:
Traffic acquisition costs		(301,901)	(284,401)	(928,559)	(839,463)
Other cost of revenue		(31,101)	(34,608)	(86,205)	(102,328)

Gross profit		189,604	151,336	594,112	469,544

Operating expenses:
Research and development expenses		(41,414)	(30,954)	(132,006)	(99,716)
Sales and operations expenses		(85,985)	(83,659)	(277,397)	(244,414)
General and administrative expenses		(32,835)	(28,672)	(102,372)	(83,772)
Total operating expenses		(160,234)	(143,285)	(511,775)	(427,902)
Income from operations		29,370	8,051	82,337	41,642
Financial expense	11	(900)	(491)	(4,228)	(1,828)
Income before taxes		28,470	7,560	78,109	39,814
Provision for income taxes	12	(7,913)	(2,267)	(23,614)	(11,943)
Net income		$20,557	$5,293	$54,495	$27,871

Net income available to shareholders of Criteo S.A.		$18,778	$5,227	$48,721	$26,402
Net income available to non-controlling interests		$1,779	$66	$5,774	$1,469

Net income allocated to shareholders of Criteo S.A. per share:
Basic	13	$0.29	$0.09	$0.75	$0.43
Diluted	13	$0.28	$0.09	$0.74	$0.43

Weighted average shares outstanding used in computing per share amounts:
Basic	13	64,868,545	60,080,598	64,600,869	61,059,345
Diluted	13	66,067,045	61,027,795	65,916,219	61,644,827
The accompanying notes form an integral part of these unaudited condensed consolidated financial statements.

CRITEO S.A.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30, 2019	September 30, 2020	September 30, 2019	September 30, 2020
	(in thousands)

Net income	$20,557	$5,293	$54,495	$27,871
Foreign currency translation differences, net of taxes	(24,202)	25,660	(25,096)	21,312
Actuarial (losses) gains on employee benefits, net of taxes	(689)	(377)	(2,327)	—
Other comprehensive income (loss)	$(24,891)	$25,283	$(27,423)	$21,312
Total comprehensive income (loss)	$(4,334)	$30,576	$27,072	$49,183
Attributable to shareholders of Criteo S.A.	$(6,015)	$29,866	$20,827	$46,849
Attributable to non-controlling interests	$1,681	$710	$6,245	$2,334
The accompanying notes form an integral part of these unaudited condensed consolidated financial statements.

CRITEO S.A.
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (UNAUDITED)

	Share capital		Treasury Stock		Additional paid-in capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Equity - attributable to shareholders of Criteo S.A.	Non controlling interest	Total equity
	Common shares		Shares
	(in thousands, except share amounts )
Balance at December 31, 2018	67,708,203	$2,201	(3,459,119)	$(79,159)	$663,281	$(30,522)	$387,869	$943,670	$24,221	$967,891
Net income	—	—	—	—	—	—	19,120	19,120	2,281	21,401
Other comprehensive income (loss)	—	—	—	—	—	(11,347)	—	(11,347)	(198)	(11,545)
Issuance of ordinary shares	28,596	1	—	—	372	—	—	373	—	373
Change in treasury stocks	(1,594,288)	(45)	1,786,715	40,080	(36,091)	—	(3,944)	—	—	—
Share-Based Compensation	—	—	—	—	13,533	—	—	13,533	(11)	13,522
Other changes in equity	—		—	—	(1)	—	155	154	—	154
Balance at March 31, 2019	66,142,511	$2,157	(1,672,404)	$(39,079)	$641,094	$(41,869)	$403,200	$965,503	$26,293	$991,796
Net income	—	—	—	—	—	—	10,823	10,823	1,714	12,537
Other comprehensive income (loss)	—	—	—	—	—	8,246	—	8,246	767	9,013
Issuance of ordinary shares	19,012	—	—	—	252	—	—	252	—	252
Change in treasury stocks	—	—	553,435	12,515	—	—	(12,515)	—	—	—
Share-Based Compensation	—	—	—	—	11,254	—	—	11,254	108	11,362
Other changes in equity	—	—	—	—	(28)	330	(299)	3	—	3
Balance at June 30, 2019	66,161,523	$2,157	(1,118,969)	$(26,564)	$652,572	$(33,293)	$401,209	$996,081	$28,882	$1,024,963
Net income	—	—	—	—	—	—	18,778	18,778	1,779	20,557
Other comprehensive income (loss)	—	—	—	—	—	(24,793)	—	(24,793)	(98)	(24,891)
Issuance of ordinary shares	12,460	—	—	—	132	—	—	132	—	132
Change in treasury stocks	—	—	(688,282)	(12,210)	—	(296)	(5,393)	(17,899)	—	(17,899)
Share-Based Compensation	—	—	—	—	10,735	—	—	10,735	81	10,816
Effect of changes in consolidation scope	—	—	—	—	—	—	—	—	727	727
Other changes in equity	—	—	—	—	—	—	—	—	—	—
Balance at September, 2019	66,173,983	$2,157	(1,807,251)	$(38,774)	$663,439	$(58,382)	$414,594	$983,034	$31,371	$1,014,405

	Share capital		Treasury Stock		Additional paid-in capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Equity - attributable to shareholders of Criteo S.A.	Non controlling interest	Total equity
	Common shares		Shares
	(in thousands, except share amounts )
Balance at December 31, 2019	66,197,181	$2,158	(3,903,673)	$(74,900)	$668,389	$(40,105)	$451,725	$1,007,267	$30,721	$1,037,988
Net income	—	—	—	—	—	—	15,459	15,459	969	16,428
Other comprehensive income (loss)	—	—	—	—	—	(14,178)	—	(14,178)	(20)	(14,198)
Issuance of ordinary shares	5,700	—	—	—	39	—	—	39	—	39
Change in treasury stocks	—	—	(629,977)	(4,934)	—	—	(13,305)	(18,239)	—	(18,239)
Share-Based Compensation	—	—	—	—	8,082	—	—	8,082	49	8,131
Other changes in equity (*)	—	—	—	—	—	—	(3,399)	(3,399)	(142)	(3,541)
Balance at March 31, 2020	66,202,881	$2,158	(4,533,650)	$(79,834)	$676,510	$(54,283)	$450,480	$995,031	$31,577	$1,026,608
Net income	—	—	—	—	—	—	5,716	5,716	434	6,150
Other comprehensive income (loss)	—	—	—	—	—	9,986	—	9,986	241	10,227
Issuance of ordinary shares	2,000	—	—	—	13	—	—	13	—	13
Change in treasury stocks	—	—	(1,055,758)	(10,880)	—	—	(3,981)	(14,861)	—	(14,861)
Share-Based Compensation	—	—	—	—	6,765	—	—	6,765	39	6,804
Other changes in equity	—	—	—	—	—	—	32	32	24	56
Balance at June 30, 2020	66,204,881	$2,158	(5,589,408)	$(90,714)	$683,288	$(44,297)	$452,247	$1,002,682	$32,315	$1,034,997
Net income	—	—	—	—	—	—	5,227	5,227	66	5,293
Other comprehensive income (loss)	—	—	—	—	—	24,639	—	24,639	644	25,283
Issuance of ordinary shares	35,150	—	—	—	167	—	—	167	—	167
Change in treasury stocks	—	—	(399,850)	(5,636)	—	—	(4,851)	(10,487)	—	(10,487)
Share-Based Compensation	—	—	—	—	6,391	—	—	6,391	67	6,458
Other changes in equity (**)	(156,859)	(3)	—	3,900	(4,005)	—	309	201	—	201
Balance at September 30, 2020	66,083,172	$2,155	(5,989,258)	$(92,450)	$685,841	$(19,658)	$452,932	$1,028,820	$33,092	$1,061,912
(*) From January 1, 2020, we adopted ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost issued by the Financial Accounting Standards Board (FASB).
(**) Deferred consideration in the context of Storetail Marketing SAS acquisition in 2018.

The accompanying notes form an integral part of these unaudited condensed consolidated financial statements.

CRITEO S.A.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30, 2019	September 30, 2020	September 30, 2019	September 30, 2020
	(in thousands)
Net income	$20,557	$5,293	$54,495	$27,871
Non-cash and non-operating items	18,776	39,831	72,735	105,742
- Amortization and provisions	19,455	24,680	57,381	79,631
- Net gain or loss on disposal of non-current assets	—	591	—	2,734
- Equity awards compensation expense (1)	11,165	6,803	36,760	22,465
- Change in deferred taxes	(2,710)	(80)	(1,374)	(7,697)
- Change in income taxes	(9,309)	6,684	(19,939)	7,411
- Other	175	1,153	(93)	1,198
Changes in working capital related to operating activities	3,956	6,032	36,243	7,663
- (Increase) / Decrease in trade receivables	14,821	(4,177)	120,164	122,529
- Increase / (Decrease) in trade payables	(4,415)	8,494	(77,895)	(95,303)
- (Increase) / Decrease in other current assets	638	(2,762)	2,150	2,288
- Increase/ (Decrease) in other current liabilities	(10,177)	6,303	(4,726)	(20,145)
- Change in operating lease liabilities and right of use assets	3,089	(1,826)	(3,450)	(1,706)
Cash from operating activities	43,289	51,156	163,473	141,276
Acquisition of intangible assets, property, plant and equipment	(27,239)	(16,308)	(69,343)	(57,037)
Change in accounts payable related to intangible assets, property, plant and equipment	3,295	3,410	(11,077)	13,870
(Payment for) Disposal of a business, net of cash acquired (disposed)	106	(3)	(4,582)	(3)
Change in other non-current financial assets	(165)	(280)	(1,349)	(20,629)
Cash used for investing activities	(24,003)	(13,181)	(86,351)	(63,799)
Proceeds from borrowings under line-of-credit agreement	—	3,193	—	157,503
Repayment of borrowings	(167)	(12)	(506)	(181)
Proceeds from capital increase	725	117	638	101
Repurchase of treasury stocks	(17,603)	(10,554)	(17,603)	(43,655)
Change in other financial liabilities	(928)	(1,083)	(1,167)	(2,010)
Cash (used for) from financing activities	(17,973)	(8,339)	(18,638)	111,758
Effect of exchange rates changes on cash and cash equivalents	(14,188)	18,927	(13,732)	18,746
Net increase (decrease) in cash and cash equivalents	(12,875)	48,563	44,752	207,981
Net cash and cash equivalents at beginning of period	422,053	578,181	364,426	418,763
Net cash and cash equivalents at end of period	$409,178	$626,744	$409,178	$626,744

Supplemental disclosures of cash flow information
Cash paid for taxes, net of refunds	(19,932)	4,337	(44,927)	(12,229)
Cash paid for interest	(337)	(153)	(1,095)	(819)
(1) Of which $10.8 million and $6.5 million of equity awards compensation expense consisted of share-based compensation expense according to ASC 718 Compensation - stock compensation for the quarter ended September 30, 2019 and 2020, respectively, and $35.7 million and $21.4 million for the nine months ended September 30, 2019 and 2020, respectively.

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
We are a global technology company powering the world's marketers with trusted and impactful advertising. We strive to deliver measurable business results at scale across multiple marketing goals for retailers and brands, through our Commerce Media Platform. Using shopping data, artificial intelligence ("AI") technology and extensive consumer reach, we help marketers drive awareness, consideration and conversion for their products and services, and help retailers generate advertising revenues from consumer brands. Our data is pooled among our clients and offers deep insights into consumer intent and purchasing habits. To drive trusted and impactful advertising for marketers, we activate our data assets in a privacy-by-design way through proprietary AI technology to engage consumers in real time by designing, pricing and delivering highly relevant digital advertisements ("ads") across devices and environments. We price our offering on a range of pricing models and measure our value based on clear, well-defined performance metrics, making our impact on the business of our clients both transparent and easy to measure.
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

The severity, magnitude, duration and after effects of the COVID-19 pandemic on the general economic conditions increase uncertainty associated with these estimates, in particular those related to allowance for credit losses, assumptions used in the valuation of goodwill and estimates relating to income taxes.

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
Effective January 1, 2020, we have adopted ASU 2018-15, Intangibles - Goodwill and Other - Internal Use Software - Customer’s Accounting for Implementation Costs incurred in a Cloud Computing Arrangement That is a Service Contract. This ASU was issued to clarify the accounting for implementation costs incurred for SaaS agreements. Previously the guidance only referred to development of internal use software and the accounting for SaaS agreements was not clarified. This ASU states that any capitalized implementation costs would be included in prepaid expenses, amortized over the term of the hosting arrangement on a straight-line basis and presented in the same line items in the Consolidated Statement of Income as the expense for fees of the associated hosting arrangements. The adoption of the standard did not have an impact on our financial position or results of operations, however, it did have a minor impact on expense classification in current and future periods.

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
On July 26, 2019, Criteo's Board of Directors authorized a share repurchase program of up to $80.0 million of the Company's outstanding American Depositary Shares. As of December 31, 2019, 3.2 million shares were held as treasury shares as part of the share repurchase program authorized on July 26, 2019. We completed this share repurchase program in February 2020.
On April 23, 2020, Criteo's Board of Directors authorized a share repurchase program of up to $30.0 million of the Company's outstanding American Depositary Shares. We completed this share repurchase program in July 2020.
As of September 30, 2020, we had 6.0 million treasury shares remaining which may be used to satisfy the Company's obligations under its employee equity plans upon RSU vesting in lieu of issuing new shares, and for any potential M&A activity.

	Number of Treasury Shares	Amount (in thousands of dollars)
Balance at January 1, 2020	3,903,673	$74,900
Treasury Shares Repurchased for RSU Vesting	3,358,068	43,655
Treasury Shares Issued for RSU Vesting	(1,272,483)	(26,105)
Balance at September 30, 2020	5,989,258	$92,450

Restructuring

Cessation of our R&D operations in Palo Alto
On October 7, 2019, in connection with the new organization structure, the Company announced a plan to restructure its R&D activities with the closing of its R&D operations in Palo Alto. The Company incurred additional net restructuring costs of $0.06 million and $0.6 million for the three and nine months ended September 30, 2020, respectively, comprising of payroll expenses included in Research and Development expenses.
The following table summarizes restructuring activities as of September 30, 2020 included in other current liabilities on the balance sheet:

Nine Months Ended
September 30, 2020
(in thousands)
Restructuring liability - January 1, 2020	$5,581
Restructuring costs	560
Restructuring costs - non cash items	—
Amount paid	(5,108)
Restructuring liability - September 30, 2020	1,033

Termination of the Palo Alto Lease

On September 30, 2020, we early terminated the Palo Alto lease, originally expiring in 2027. We incurred broker fees and termination penalties of $4.6 million in connection with this transaction. The net impact of write-offs of the right of use assets, lease liabilities, and fixed assets associated with the lease was nil.

For the three and nine months ended September 30, 2020, $1.5 million was included in Research and Development expenses, $0.8 million was included in General and Administrative expenses and $2.3 million was included in Sales and Operations expenses.
New organization structure
As part of a new organization structure designed to best support our multi-product platform strategy and accelerate execution, commenced in the twelve month period ended December 31, 2019, the Company incurred net restructuring costs of $2.8 million and $3.9 million for the three and nine month periods ended September 30, 2020, respectively, comprising of payroll expenses.
For the three and nine month periods ended September 30, 2020, respectively, nil and $0.2 million was included in Research and Development expenses, $1.3 million and $1.3 million was included in General and Administrative expenses and $1.5 million and $2.4 million was included in Sales and Operations expenses.

The following table summarizes restructuring activities as of September 30, 2020 included in other current liabilities on the balance sheet:

Nine Months Ended
September 30, 2020
(in thousands)
Restructuring liability - January 1, 2020	$510
Restructuring costs	3,932
Amount paid	(2,159)
Restructuring liability - September 30, 2020	2,283

We expect the majority of the cash outlays related to the charges incurred in 2020 will be complete within the next three months.

Changes in Group funding

In September 2015, Criteo S.A. entered into a Multicurrency Revolving Facility Agreement for general purposes of the Group including the funding of business combinations. On May 4, 2020, Criteo decided to draw €140 million ($164 million) under its RCF credit facility for general purposes. The drawdown is for an initial period of six months. In addition, the parties to the RCF agreement have agreed to extend the term of the agreement for one additional year, from March 2022 to March 2023, composed of a €350 million ($410 million) commitment through March 2022, and a €294 million ($344 million) commitment from the end of March 2022 through March 2023. The cost of the one-year extension is 0.025% of the extended amount.

Changes in Group financial investments

In September 2020, a $20.0 million amount has been invested in a 12 months term deposit with an annual yield of 0.75%. This new investment is classified as Cash and Cash Equivalents.

In June 2020, a €20.0 million ($23.4 million) amount was invested in a 24 months term deposit with an annual yield of 0.25%. This investment has been classified as Marketable Securities, a non-current asset, as it does not meet the cash and cash equivalent criteria.

Note 3. Financial Instruments
Financial assets
The maximum exposure to credit risk at the end of each reported period is represented by the carrying amount of financial assets and summarized in the following table:

	December 31, 2019	September 30, 2020
	(in thousands)
Trade receivables, net of allowance	481,732	335,583
Other taxes	60,924	58,123
Other current assets	17,225	19,278
Non-current financial assets	21,747	20,174
Marketable Securities	—	23,416
Total	$581,628	$456,574

Credit Risk
We maintain an allowance for estimated credit losses. During the period ended December 31, 2019 and the nine month period ended September 30, 2020, our net change in allowance for credit losses was $9.9 million and $22.2 million, respectively (note 4). The primary cause of this change was the adoption of ASU 2016-13, Financial Instruments - Credit Losses (Topic 326) from January 1, 2020 resulting in an earlier recognition of credit losses, the cumulative effect of which, was recorded as an adjustment to retained earnings for $3.5 million (note 1), as well as an increase to the provision due to the expected impact of COVID-19 on the Company's future cash collection.
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
As of December 31, 2019 and September 30, 2020, no customer accounted for 10% or more of trade receivables.

Financial Liabilities

	December 31, 2019	September 30, 2020

	(in thousands)
Trade payables	$390,277	$293,480
Other taxes	50,099	45,998
Employee-related payables	74,781	68,709
Other current liabilities	35,886	43,299
Financial liabilities	4,405	167,077
Total	$555,448	$618,563

For our financial liabilities, the fair value approximates the carrying amount, given the nature of the financial liabilities and the maturity of the expected cash flows.
We are party to several loan agreements and a revolving credit facility, or RCF, with third-party financial institutions. There have been no significant changes from what was disclosed in Note 12 to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2019 except as presented in note 2 relating to a drawing for a total amount of €140 million ($164 million) under the RCF credit facility for general purposes. The drawdown is for an initial period of six months. In addition, the parties to the RCF agreement have agreed to extend the term of the agreement for one additional year, from March 2022 to March 2023, composed of a €350 million ($410 million) commitment through March 2022, and a €294 million ($344 million) commitment from the end of March 2022 through March 2023. The cost of the one-year extension is 0.025% of the extended amount.
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

	December 31, 2019	September 30, 2020

Derivative Liabilities:
Included in financial liabilities - current portion	$1,284	$59

For our derivative financial instruments, the fair value approximates the carrying amount, given the nature of the derivative financial instruments and the maturity of the expected cash flows.

Cash and Cash Equivalents
The following table presents for each reporting period, the breakdown of cash and cash equivalents:

	December 31, 2019	September 30, 2020

	(in thousands)
Cash equivalents	$189,119	$201,240
Cash on hand	229,644	425,504
Total cash and cash equivalents	$418,763	$626,744

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
Marketable Securities

We made a €20 million investment in a 24 months term deposit with one of the RCF parties, with a yearly yield of 0.25%. This investment has been classified under Marketable Securities as a non-current asset as it does not meet the cash and cash equivalent criteria.
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
The following table presents for each reporting period, the breakdown of the fair value of marketable securities:

	December 31, 2019	September 30, 2020

	(in thousands)
Term Deposits	$—	$23,416
Marketable Securities	—	$23,416

The gross unrealized gains on our marketable securities were not material as of September 30, 2020.
For our marketable securities, the fair value approximates the carrying amount, given the nature of the term deposit and the maturity of the expected cash flows. The term deposit is considered a level 2 financial instruments as it is measured using valuation techniques based on observable market data.
The following table classifies our marketable securities by contractual maturities:

September 30, 2020

(in thousands)
Due in one year	$—
Due in one to five years	$23,416
Total	$23,416

Note 4. Trade Receivables
The following table shows the breakdown in trade receivables net book value for the presented periods:

	December 31, 2019	September 30, 2020

	(in thousands)
Trade accounts receivables	$497,800	$373,860
(Less) Allowance for credit losses	(16,068)	(38,277)
Net book value at end of period	$481,732	$335,583
Changes in allowance for credit accounts are summarized below:

	2019	2020

	(in thousands)
Balance at January 1	$(25,918)	$(16,068)
Allowance for credit losses through retained earnings (*)	—	(3,503)
Allowance for credit losses	(6,042)	(26,465)
Reversal of provision	12,318	7,944
Currency translation adjustment	96	(185)
Balance at September 30	$(19,546)	$(38,277)
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
The amount charged to allowance for credit losses for the nine months ended September 30, 2020 increased compared to the same period in the prior year due to the application of the expected credit loss model beginning on January 1, 2020 as well as an increase to the provision due to the expected impact of COVID-19 on the Company's future cash collections caused by the downturn in the economy which has led to financial difficulties for some of our customers, particularly those operating in the retail sector. In times of the global economic turmoil, brought about by COVID-19, our estimates and judgments with respect to the collectability of our receivables are subject to greater uncertainty than in more stable periods.
The reversal of provision decreased during the nine month period ended September 30, 2020, mainly due to lower payments received and lower write-offs of long outstanding receivables already reserved for which it is certain we will not collect the receivable. During the nine month period ended September 30, 2020, the Company recovered $2.8 million previously written off, accounted for as a reversal of provision.
The Company mitigates its credit risk with respect to accounts receivables by performing credit evaluations and monitoring agencies and advertisers' accounts receivables balances.
We write off accounts receivable balances once the receivables are no longer deemed collectible.

Note 5. Other Current Assets
The following table shows the breakdown in other current assets net book value for the presented periods:

	December 31, 2019	September 30, 2020

	(in thousands)
Prepayments to suppliers	$5,109	$5,168
Other debtors	4,225	4,538
Prepaid expenses	7,891	9,572
Gross book value at end of period	17,225	19,278
Net book value at end of period	$17,225	$19,278

Prepaid expenses mainly consist of office rental advance payments.

Note 6. Intangible Assets and Goodwill
There have been no significant additions to intangible assets or goodwill since December 31, 2019.
In addition, no events or circumstances have occurred during the three months ended September 30, 2020 that would indicate impairment of intangible assets and goodwill.
The estimated amortization expense related to intangible assets for the next five years and thereafter is as follows:

	Software	Technology and customer relationships	Total
	(in thousands)
From October 1 to December 31, 2020	$4,307	$2,892	$7,199
2021	10,161	11,566	21,727
2022	7,398	11,566	18,964
2023	2,692	11,046	13,738
2024	732	8,700	9,432
Thereafter	67	7,213	7,280
Total	$25,357	$52,983	$78,340

Note 7. Other Current Liabilities
Other current liabilities are presented in the following table:

	December 31, 2019	September 30, 2020

	(in thousands)
Clients' prepayments	$13,618	$11,609
Credit notes	16,420	12,314
Accounts payable relating to capital expenditures	4,408	17,352
Other creditors	1,213	1,645
Deferred revenue	227	379
Total	$35,886	$43,299

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

The components of lease expense are as follows:

	Three Months Ended
	September 30, 2019			September 30, 2020
	Offices	Data Centers	Total	Offices	Data Centers	Total
	(in thousands)
Lease expense	$8,515	$6,086	$14,601	$6,969	$7,199	$14,168
Short term lease expense	496	518	1,014	115	—	115
Variable lease expense	406	605	1,011	307	22	329
Sublease income	(769)	—	(769)	(338)	—	(338)
Total operating lease expense	$8,648	$7,209	$15,857	$7,053	$7,221	$14,274

	Nine Months Ended
	September 30, 2019			September 30, 2020
	Offices	Data Centers	Total	Offices	Data Centers	Total
	(in thousands)
Lease expense	$27,077	$17,427	$44,504	$20,770	$20,519	$41,289
Short term lease expense	1,944	1,573	3,517	332	—	332
Variable lease expense	458	958	1,416	320	110	430
Sublease income	(2,538)	—	(2,538)	(514)	—	(514)
Total operating lease expense	$26,941	$19,958	$46,899	$20,908	$20,629	$41,537
As of September 30, 2020, we had future minimum lease payments as follows:

	September 30, 2020
	Offices	Data Centers	Total
	(in thousands)
Remainder of 2020	$7,281	$6,369	$13,650
2021	28,738	20,914	49,652
2022	27,271	10,809	38,080
2023	17,463	4,411	21,874
2024	8,220	2,258	10,478
Thereafter	9,556	378	9,934
Total minimum lease payments	98,529	45,139	143,668
Impact of Discount Rate	(2,876)	(1,542)	(4,418)
Total Lease Liability	$95,653	$43,597	$139,250

The weighted average remaining lease term and discount rates as of September 30, 2020 are as follows:

	September 30, 2019	September 30, 2020
Weighted average remaining lease term (years)
Offices	4.98	3.78
Data Centers	2.64	2.46
Weighted average discount rate
Offices	2.65%	1.99%
Data Centers	1.82%	1.62%

Supplemental cash flow information related to our operating leases is as follows for the three and nine months ended September 30, 2020:

	Three Months Ended
	September 30, 2019	September 30, 2020
	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities
Cash flow for operating activities	$(12,885)	$(20,070)
Right of use assets obtained in exchange for new operating lease liabilities	$4,194	$9,792

	Nine Months Ended
	September 30, 2019	September 30, 2020
	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities
Cash flow for operating activities	$(40,816)	$(46,851)
Right of use assets obtained in exchange for new operating lease liabilities	$15,714	$9,792

As of September 30, 2020, we have additional operating leases, that have not yet commenced which will result in additional operating lease liabilities and right of use assets:

	Offices	Data Centers
	(in thousands)
Additional operating lease liabilities	$—	$8,015
Additional right of use assets	$—	$8,015
These operating leases will commence during the fiscal year ending December 31, 2021.
During the three and nine months ended September 30, 2020, we incurred an impairment loss of $1.6 million on certain right of use assets due to the implementation of management's facilities right sizing program. We used market quotes in determining the fair value of the right of use assets. The impairment loss was classified between Research and Development expenses $0.2 million, Sales and Operations expenses $1.1 million, and General and Administrative expenses $0.3 million.

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
For the majority of our revenue, we act as principal in our arrangements because (i) we control the advertising inventory (spaces on websites) before it is transferred to our clients; (ii) we bear sole responsibility for fulfillment of the advertising promise and inventory risks and (iii) we have full discretion in establishing prices. Therefore, based on these factors, we report revenue earned and the related costs incurred on a gross basis.
Disaggregation of revenue
The following tables disclose our consolidated revenue for each geographical area for each of the reported periods. Revenue by geographical area is based on the location of advertisers’ campaigns.
The following table presents our revenues disaggregated by geographical area:

	Americas	EMEA	Asia-Pacific	Total
For the three months ended	(in thousands)

September 30, 2019	$213,937	$185,556	$123,113	$522,606
September 30, 2020	$204,618	$167,800	$97,927	$470,345

	Americas	EMEA	Asia-Pacific	Total
For the nine months ended	(in thousands)

September 30, 2019	$645,904	$589,558	$373,414	$1,608,876
September 30, 2020	$582,037	$517,535	$311,763	$1,411,335
Excluding our historical solution for driving Conversion, considered to be a part of Criteo Marketing Solutions (formerly called Criteo Dynamic Retargeting), no individual solution from either Criteo Marketing Solutions , nor Criteo Retail Media, accounted for more than 10% of total consolidated revenue for the periods presented.
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
During the nine months ended September 30, 2020, there were four grants of RSUs and one grant of OSAs under the Employee Share Option Plan 12 as defined in Note 20 to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2019.
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
On July, 23, 2020, 43,480 RSUs were granted to Criteo employees subject to continued employment.
There have been no changes in the vesting and method of valuation of the BSPCEs, OSAs, RSUs, or BSAs from what was disclosed in Note 20 to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on March 2, 2020.

Change in Number of BSPCE/OSA/RSU/BSA

	OSA/BSPCE	RSU/PSU	BSA	Total
Balance at January 1, 2020	2,559,534	4,978,986	363,767	7,902,287
Granted	140,513	1,869,415	—	2,009,928
Exercised (OSA/BSPCE/BSA)	(35,600)	—	(7,250)	(42,850)
Vested (RSU)		(1,130,171)	—	(1,130,171)
Forfeited	(331,724)	(809,281)	(12,742)	(1,153,747)
Expired	(3,600)	—	—	(3,600)
Balance at September 30, 2020	2,329,123	4,908,949	343,775	7,581,847

Breakdown of the Closing Balance

	OSA/BSPCE	RSU	BSA
Number outstanding	2,329,123	4,908,949	343,775
Weighted-average exercise price	€21.89	NA	€15.12
Number vested	1,733,069	—	168,756
Weighted-average exercise price	€24.53	NA	€17.58
Weighted-average remaining contractual life of options outstanding, in years	5.55	NA	7.04

Reconciliation with the Unaudited Consolidated Statements of Income

	Three Months Ended
	September 30, 2019				September 30, 2020
	(in thousands)
	R&D	S&O	G&A	Total	R&D	S&O	G&A	Total
RSUs	$(3,190)	$(3,741)	$(3,360)	$(10,291)	$(3,333)	$(2,957)	$(595)	$(6,885)
Share options / BSPCE	(22)	(68)	(435)	(525)	—	(233)	661	428
Total share-based compensation	(3,212)	(3,809)	(3,795)	(10,816)	(3,333)	(3,190)	66	(6,457)
BSAs	—	—	(349)	(349)	—	—	(346)	(346)
Total equity awards compensation expense	$(3,212)	$(3,809)	$(4,144)	$(11,165)	$(3,333)	$(3,190)	$(280)	$(6,803)

	Nine Months Ended
	September 30, 2019				September 30, 2020
	(in thousands)
	R&D	S&O	G&A	Total	R&D	S&O	G&A	Total
RSUs	$(10,988)	$(14,365)	$(9,372)	$(34,725)	$(7,771)	$(8,092)	$(5,168)	$(21,031)
Share options / BSPCE	423	463	(1,861)	(975)		(288)	(73)	(361)
Total share-based compensation	(10,565)	(13,902)	(11,233)	(35,700)	(7,771)	(8,380)	(5,241)	(21,392)
BSAs	—	—	(1,060)	(1,060)	—	—	(1,073)	(1,073)
Total equity awards compensation expense	$(10,565)	$(13,902)	$(12,293)	$(36,760)	$(7,771)	$(8,380)	$(6,314)	$(22,465)

Note 11. Financial Income and Expenses
The condensed consolidated statements of income line item “Financial income (expense)” can be broken down as follows:

	Three Months Ended
	September 30, 2019	September 30, 2020
	(in thousands)

Financial income from cash equivalents	$442	$108
Interest and fees	(454)	(677)
Interest on debt	(421)	(437)
Fees	(33)	(240)
Foreign exchange gain (loss)	(869)	107
Other financial expense	(19)	(29)
Total financial expense	$(900)	$(491)

	Nine Months Ended
	September 30, 2019	September 30, 2020
	(in thousands)

Financial income from cash equivalents	$1,227	$551
Interest and fees	(1,458)	(1,920)
Interest on debt	(1,294)	(1,455)
Fees	(164)	(465)
Foreign exchange gain (loss)	(3,556)	(389)
Other financial expense	(441)	(70)
Total financial expense	$(4,228)	$(1,828)

The $0.5 million and the $1.8 million financial expenses for the three and nine months ended September 30, 2020, respectively, were driven by the up-front fees amortization, the non-utilization costs and the financial expense relating to the €140 million ($163.9 million) drawdown performed in May 2020 (note 2) as part of our available Revolving Credit Facility (RCF) financing and the recognition of a negative impact of foreign exchange reevaluations net of related hedging.
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
The condensed consolidated statements of income line item “Provision for income taxes” can be broken down as follows:

	Nine Months Ended
	September 30, 2019	September 30, 2020
	(in thousands)
Current income tax	$(24,988)	$(19,640)
Net change in deferred taxes	1,374	7,697
Provision for income taxes	$(23,614)	$(11,943)

For the nine months ended September 30, 2019 and 2020, we used an annual estimated tax rate of 30% to calculate the provision for income taxes. The effective tax rate was 30% for the nine months ended September 30, 2019 and 2020, respectively. Discrete items were immaterial for the nine months ended September 30, 2020 resulting in no material difference between the annual estimated tax rate and the effective tax rate.

Current tax assets and liabilities
The total amount of current tax assets consists mainly of prepayments of income taxes and credits of Criteo SA, Criteo Corp, Criteo Gmbh and Criteo K.K.

Update on tax inspection in the United States
On September 27, 2017, we received a draft notice of proposed adjustment (NOPA) from the Internal Revenue Service ("IRS") audit of Criteo Corp. for the year ended December 31, 2014, confirmed by the definitive notice dated February 8, 2018. We disagreed with the IRS's position and contested it. On August 24, 2020, the IRS and the Company agreed to a settlement and closed the income tax audit for the year ended December 31, 2014. The settlement provides for a disallowance of Criteo Corp's. Net Operating Losses (NOLs) amounting to $9.2 million.

Note 13. Earnings Per Share
Basic Earnings Per Share
We calculate basic earnings per share by dividing the net income for the period attributable to shareholders of the Parent by the weighted average number of shares outstanding.

	Three Months Ended		Nine Months Ended
	September 30, 2019	September 30, 2020	September 30, 2019	September 30, 2020
Net income attributable to shareholders of Criteo S.A.	$18,778	$5,227	$48,721	$26,402
Weighted average number of shares outstanding	64,868,545	60,080,598	64,600,869	61,059,345
Basic earnings per share	$0.29	$0.09	$0.75	$0.43
Diluted Earnings Per Share
We calculate diluted earnings per share by dividing the net income attributable to shareholders of the Parent by the weighted average number of shares outstanding plus any potentially dilutive shares not yet issued from share-based compensation plans (see Note 10). There were no other potentially dilutive instruments outstanding as of September 30, 2019 and September 30, 2020. Consequently, all potential dilutive effects from shares are considered.
For each period presented, a contract to issue a certain number of shares (i.e. share option, non-employee warrant, restricted stock unit ("RSU") or employee warrant ("BSPCE") is assessed as potentially dilutive if it is “in the money” (i.e., the exercise or settlement price is lower than the average market price).

	Three Months Ended		Nine Months Ended
	September 30, 2019	September 30, 2020	September 30, 2019	September 30, 2020
Net income attributable to shareholders of Criteo S.A.	$18,778	$5,227	$48,721	$26,402
Weighted average number of shares outstanding of Criteo S.A.	64,868,545	60,080,598	64,600,869	61,059,345
Dilutive effect of :
Restricted share awards ("RSUs")	907,412	811,136	987,586	440,835
Share options and BSPCE	261,324	128,291	290,756	133,865
Share warrants	29,764	7,770	37,008	10,782
Weighted average number of shares outstanding used to determine diluted earnings per share	66,067,045	61,027,795	65,916,219	61,644,827
Diluted earnings per share	$0.28	$0.09	$0.74	$0.43

The weighted average number of securities that were anti-dilutive for diluted EPS for the periods presented but which could potentially dilute EPS in the future are as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2019	September 30, 2020	September 30, 2019	September 30, 2020

Restricted share awards	2,218,465	428,949	1,335,496	2,284,562
Share options and BSPCE	62,880	140,513	43,725	93,675
Weighted average number of anti-dilutive securities excluded from diluted earnings per share	2,281,345	569,462	1,379,221	2,378,237

Note 14. Commitments and contingencies
Commitments
Revolving Credit Facilities "RCF", Credit Line Facilities and Bank Overdrafts
As mentioned in Notes 2 and 3, we are party to an RCF with a syndicate of banks which allows us to draw up to an additional €210.0 million ($245.9 million).
We are also party to short-term credit lines and overdraft facilities with HSBC plc, BNP Paribas and LCL with an authorization to draw up to a maximum of €21.5 million ($25.2 million) in the aggregate under the short-term credit lines and overdraft facilities. As of September 30, 2020, we had not drawn on any of these facilities. Any loans or overdrafts under these short-term facilities bear interest based on the one month EURIBOR rate or three month EURIBOR rate. As these facilities are exclusively short-term credit and overdraft facilities, our banks have the ability to terminate such facilities on short notice.

Contingencies
Changes in provisions during the presented periods are summarized below:

	Provision for employee-related litigation	Other provisions	Total
	(in thousands)
Balance at January 1, 2020	$620	$5,765	$6,385
Increase	228	—	228
Provision used	(5)	(823)	(828)
Provision released not used*	—	(2,116)	(2,116)
Currency translation adjustments	32	(112)	(80)
Other**	$—	(2,629)	(2,629)
Balance at September 30, 2020	$875	$85	$960
- of which current	875	85	960
*Due to changes in management's best estimates of the future outflow
**Transfer to Other liabilities due to tax notification received confirming the amount owed
The amount of the provisions represents management’s best estimate of the future outflow.

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

	Americas	EMEA	Asia-Pacific	Total
For the three months ended:	(in thousands)
September 30, 2019	$213,937	$185,556	$123,113	$522,606
September 30, 2020	$204,618	$167,800	$97,927	$470,345

Revenue generated in France, the country of incorporation of Parent, amounted to $33.5 million and $30.7 million for the three months ended September 30, 2019 and 2020, respectively.

	Americas	EMEA	Asia-Pacific	Total
For the nine months ended:	(in thousands)

September 30, 2019	$645,904	$589,558	$373,414	$1,608,876
September 30, 2020	$582,037	$517,535	$311,763	$1,411,335
Revenue generated in France amounted to $106.2 million and $90.0 million for the nine month ended September 30, 2019 and 2020, respectively.
Revenue generated in other significant countries where we operate is presented in the following table:

	Three Months Ended		Nine Months Ended
	September 30, 2019	September 30, 2020	September 30, 2019	September 30, 2020
	(in thousands)
Americas
United States	$192,954	$185,547	$581,560	$528,453
EMEA
Germany	$45,972	$39,246	$146,565	$129,485
United Kingdom	$19,337	$21,597	$62,285	$63,274
Asia-Pacific
Japan	$83,174	$68,459	$285,605	$220,878
As of September 30, 2019 and 2020, our largest client represented 2.7% and 1.2%, respectively, of our consolidated revenue.

Other Information
For each reported period, non-current assets (corresponding to the net book value of tangible and intangible assets, excluding right of use assets related to lease agreements) are presented in the table below. The geographical information includes results from the locations of legal entities.

			Of which			Of which
	Holding	Americas	United States	EMEA	Asia-Pacific	Japan	Singapore	Total
(in thousands)

December 31, 2019	$136,621	$104,389	$100,107	$20,336	$19,701	$9,617	$5,970	$281,047
September 30, 2020	$137,004	$96,312	$96,123	$8,408	$32,295	$20,389	$7,952	$274,019

Note 16. Related Parties
There were no significant related-party transactions during the period nor any change in the nature of the transactions as described in Note 25 to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2019 except as follows:

On September 3, 2020, the Group announced the appointment of Sarah Glickman as the Company's Chief Financial Officer, effective September 8, 2020, replacing Dave Anderson.

The Executive Officers as of September 30, 2020 were:
•Megan Clarken - Chief Executive Officer;
•Sarah Glickman - Chief Financial Officer; and
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

The Company evaluated all other subsequent events that occurred after September 30, 2020 through the date of issuance of the unaudited condensed consolidated financial statements and determined there are no other significant events that require adjustments or disclosures.

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

Adjusted EBITDA is our consolidated earnings before financial income (expense), income taxes, depreciation and amortization, adjusted to eliminate the impact of equity awards compensation expense, pension service costs, restructuring related and transformation costs, acquisition-related costs and deferred price consideration. During the period, we have broadened the definition of Adjusted EBITDA to exclude costs related to restructuring and transformation costs, in addition to restructuring charges previously excluded. Adjusted EBITDA is a key measure used by our management and board of directors to understand and evaluate our core operating performance and trends, to prepare and approve our annual budget and to develop short- and long-term operational plans. In particular, we believe that by eliminating equity awards compensation expense, pension service costs, restructuring related and transformation costs, acquisition-related costs and deferred price consideration, Adjusted EBITDA can provide useful measures for period-to-period comparisons of our business. Accordingly, we believe that Adjusted EBITDA provides useful information to investors and the market generally in understanding and evaluating our results of operations in the same manner as our management and board of directors.

Adjusted Net Income is our net income adjusted to eliminate the impact of equity awards compensation expense, amortization of acquisition-related intangible assets, restructuring related and transformation costs, acquisition-related costs and deferred price consideration, and the tax impact of these adjustments. Adjusted Net Income and Adjusted Net Income per diluted share are key measures used by our management and board of directors to evaluate operating performance, generate future operating plans and make strategic decisions regarding the allocation of capital. In particular, we believe that by eliminating equity awards compensation expense, amortization of acquisition-related intangible assets, restructuring related and transformation costs, acquisition-related costs and deferred price consideration and the tax impact of these adjustments, Adjusted Net Income and Adjusted Net Income per diluted share can provide useful measures for period-to-period comparisons of our business. Accordingly, we believe that Adjusted Net Income and Adjusted Net Income per diluted share provide useful information to investors and the market generally in understanding and evaluating our results of operations in the same manner as our management and board of directors.

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

Condensed Consolidated Statements of Income Data (Unaudited):

	Three Months Ended		Nine Months Ended
	September 30, 2019	September 30, 2020	September 30, 2019	September 30, 2020
	(in thousands, except share and per share data)

Revenue	$522,606	$470,345	$1,608,876	$1,411,335

Cost of revenue (2)
Traffic acquisition costs	(301,901)	(284,401)	(928,559)	(839,463)
Other cost of revenue	(31,101)	(34,608)	(86,205)	(102,328)
Gross profit	189,604	151,336	594,112	469,544

Operating expenses
Research and development expenses (2)	(41,414)	(30,954)	(132,006)	(99,716)
Sales and operations expenses (2)	(85,985)	(83,659)	(277,397)	(244,414)
General and administrative expenses (2)	(32,835)	(28,672)	(102,372)	(83,772)
Total operating expenses	(160,234)	(143,285)	(511,775)	(427,902)
Income from operations	29,370	8,051	82,337	41,642
Financial expense	(900)	(491)	(4,228)	(1,828)
Income before taxes	28,470	7,560	78,109	39,814
Provision for income taxes	(7,913)	(2,267)	(23,614)	(11,943)
Net income	$20,557	$5,293	$54,495	$27,871
Net income available to shareholders of Criteo S.A. (1)	$18,778	$5,227	$48,721	$26,402
Net income available to shareholders of Criteo S.A. per share:
Basic	$0.29	$0.09	$0.75	$0.43
Diluted	$0.28	$0.09	$0.74	$0.43

Weighted average shares outstanding used in computing per share amounts:
Basic	64,868,545	60,080,598	64,600,869	61,059,345
Diluted	66,067,045	61,027,795	65,916,219	61,644,827
(1) For the three months ended September 30, 2019 and 2020, this excludes $1.8 million and $0.1 million, respectively, of net income attributable to non-controlling interests held by Yahoo! Japan in our Japanese subsidiary Criteo KK. For the nine months ended September 30, 2019 and 2020, this excludes $5.8 million and $1.5 million, respectively, of net income attributable to non-controlling interests held by Yahoo! Japan in our Japanese subsidiary Criteo KK.
(2) Cost of revenue and operating expenses include equity awards compensation expense, pension service costs, depreciation and amortization expense, restructuring related and transformation costs, acquisition-related costs and deferred price consideration as follows:

Detailed Information on Selected Items (unaudited):

	Three Months Ended		Nine Months Ended
	September 30, 2019	September 30, 2020	September 30, 2019	September 30, 2020
	(in thousands)
Equity awards compensation expense
Research and development expenses	$3,230	$3,333	$11,458	$7,771
Sales and operations expenses	4,398	3,190	16,292	8,380
General and administrative expenses	4,142	280	12,293	6,314
Total equity awards compensation expense	$11,770	$6,803	$40,043	$22,465

Pension service costs
Research and development expenses	188	286	572	824
Sales and operations expenses	71	101	214	291
General and administrative expenses	129	185	387	534
Total pension service costs (a)	$388	$572	$1,173	$1,649

Depreciation and amortization expense
Cost of revenue	12,193	14,712	32,175	40,581
Research and development expenses (b)	4,249	1,721	11,260	9,029
Sales and operations expenses (c)	4,178	4,176	14,151	12,737
General and administrative expenses	1,768	1,143	5,413	3,751
Total depreciation and amortization expense	$22,388	$21,752	$62,999	$66,098

Acquisition-related costs
General and administrative expenses		112		112
Total acquisition-related costs	$—	$112	$—	$112

Restructuring related and transformation costs (1)
Research and development expenses	172	1,985	296	3,493
Sales and operations expenses	131	5,357	2,196	6,793
General and administrative expenses	—	4,839	429	5,320
Total Restructuring related and transformation costs (1)	$303	$12,181	$2,921	$15,606

(a) Effective January 1, 2012, actuarial gains and losses are recognized in other comprehensive income.
(b) Includes acquisition-related amortization of intangible assets of $2.7 million and $0.7 million for the three months ended September 30, 2019 and 2020, respectively, and $8.1 million and $6.1 million for nine months ended September 2019, 2020, respectively.
(c) Includes acquisition-related amortization of intangible assets of $2.7 million and $2.2 million for the three months ended September 30, 2019 and 2020, respectively and $8.2 million and $6.5 million for the nine months ended September 30, 2019 and 2020, respectively.

(1) For the three and nine months ended September 2019, and September 2020, respectively, the Company recognized restructuring-related and transformation charges following its new organizational structure implemented to support its multi-product platform strategy and office right sizing policy:

	Three Months Ended		Nine Months Ended
	September 30, 2019	September 30, 2020	September 30, 2019	September 30, 2020
	(in thousands)
(Gain) from forfeitures of share-based compensation awards	(606)	—	(3,284)	—
Depreciation and amortization expense	—	—	1,228	—
Facilities and impairment related costs	—	7,023	1,647	8,817
Payroll related costs	909	2,858	3,330	4,489
Consulting costs related to transformation	—	2,300	—	2,300
Total restructuring related and transformation costs	303	12,181	2,921	15,606

For the Three Months Ended and the Nine Months Ended September 30, 2020, the cash outflows related to restructuring related and transformation costs were $6.2 million, and $13.0 million respectively, and were mainly compromised of payroll costs, broker fees and termination penalties related to facilities.

Consolidated Statements of Financial Position Data (unaudited):

	December 31, 2019	September 30, 2020

	(in thousands)
Cash and cash equivalents	$418,763	$626,744
Total assets	1,790,384	1,843,368
Trade receivables, net of credit losses	481,732	335,583
Total financial liabilities	4,405	167,077
Total liabilities	752,396	781,456
Total equity	$1,037,988	$1,061,912
Other Financial and Operating Data (unaudited):

	Three Months Ended		Nine Months Ended
	September 30, 2019	September 30, 2020	September 30, 2019	September 30, 2020
	(in thousands, except client data)
Number of clients	19,971	20,565	19,971	20,565
Revenue ex-TAC (3)	$220,705	$185,944	$680,317	$571,872
Adjusted Net Income (4)	$35,446	$24,302	$105,881	$73,037
Adjusted EBITDA (5)	$64,219	$49,471	$189,473	$147,572

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

	Three Months Ended		Nine Months Ended
	September 30, 2019	September 30, 2020	September 30, 2019	September 30, 2020

	(in thousands)
Revenue	$522,606	$470,345	$1,608,876	$1,411,335
Adjustment:
Traffic acquisition costs	(301,901)	(284,401)	(928,559)	(839,463)
Revenue ex-TAC	$220,705	$185,944	$680,317	$571,872

(4) We define Adjusted Net Income as our net income adjusted to eliminate the impact of equity awards compensation expense, amortization of acquisition-related intangible assets, restructuring related and transformation costs, acquisition-related costs and deferred price consideration, and the tax impact of the foregoing adjustments. Adjusted Net Income is not a measure calculated in accordance with U.S. GAAP. We have included Adjusted Net Income in this Form 10-Q because it is a key measure used by our management and board of directors to evaluate operating performance, generate future operating plans and make strategic decisions regarding the allocation of capital. In particular, we believe that the elimination of equity awards compensation expense, amortization of acquisition-related intangible assets, restructuring related and transformation costs, acquisition-related costs and deferred price consideration, and the tax impact of the foregoing adjustments in calculating Adjusted Net Income can provide a useful measure for period-to-period comparisons of our core business. Accordingly, we believe that Adjusted Net Income provides useful information to investors and others in understanding and evaluating our results of operations in the same manner as our management and board of directors. Our use of Adjusted Net Income has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our financial results as reported under U.S. GAAP. Some of these limitations are: (a) Adjusted Net Income does not reflect the potentially dilutive impact of equity-based compensation or the impact of certain acquisition related costs; and (b) other companies, including companies in our industry, may calculate Adjusted Net Income or similarly titled measures differently, which reduces their usefulness as a comparative measure. Because of these and other limitations, you should consider Adjusted Net Income alongside our other U.S. GAAP financial results, including net income. The following table presents a reconciliation of Adjusted Net Income to net income, the most directly comparable U.S. GAAP measure, for each of the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30, 2019	September 30, 2020	September 30, 2019	September 30, 2020
	(in thousands)
Net income	$20,557	$5,293	$54,495	$27,871
Adjustments:
Equity awards compensation expense	11,770	6,803	40,043	22,465
Amortization of acquisition-related intangible assets	5,456	2,899	16,393	12,594
Acquisition-related costs	—	112	—	112
Restructuring related and transformation costs (1)	303	12,181	2,921	15,606
Tax impact of the above adjustments	(2,640)	(2,986)	(7,971)	(5,611)
Adjusted Net Income	$35,446	$24,302	$105,881	$73,037
(1) For the three and nine months ended September 2019, and September 2020, respectively, the Company recognized restructuring-related and transformation charges following its new organizational structure implemented to support its multi-product platform strategy and office right sizing policy, as detailed below:

	Three Months Ended		Nine Months Ended
	September 30, 2019	September 30, 2020	September 30, 2019	September 30, 2020
	(in thousands)
(Gain) from forfeitures of share-based compensation awards	(606)	—	(3,284)	—
Depreciation and amortization expense	—	—	1,228	—
Facilities and impairment related costs	—	7,023	1,647	8,817
Payroll related costs	909	2,858	3,330	4,489
Consulting costs related to transformation	—	2,300	—	2,300
Total restructuring related and transformation costs	303	12,181	2,921	15,606

For the Three Months Ended and the Nine Months Ended September 30, 2020, the cash outflows related to restructuring related and transformation costs were $6.2 million, and $13.0 million respectively, and were mainly compromised of payroll costs, broker fees and termination penalties related to facilities.

(5) We define Adjusted EBITDA as our consolidated earnings before financial income (expense), income taxes, depreciation and amortization, adjusted to eliminate the impact of equity awards compensation expense, pension service costs, restructuring related and transformation costs, acquisition-related costs and deferred price consideration. Adjusted EBITDA is not a measure calculated in accordance with U.S. GAAP. We have included Adjusted EBITDA in this Form 10-Q because it is a key measure used by our management and board of directors to understand and evaluate our core operating performance and trends to prepare and approve our annual budget and to develop short and long-term operational plans. In particular, we believe that the elimination of equity awards compensation expense, pension service costs, restructuring related and transformation costs,, acquisition-related costs and deferred price consideration in calculating Adjusted EBITDA can provide a useful measure for period-to-period comparisons of our core business. Accordingly, we believe that Adjusted EBITDA provides useful information to investors and others in understanding and evaluating our results of operations in the same manner as our management and board of directors. Our use of Adjusted EBITDA has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our financial results as reported under U.S. GAAP. Some of these limitations are: (a) although depreciation and amortization are non-cash charges, the assets being depreciated and amortized may have to be replaced in the future, and Adjusted EBITDA does not reflect cash capital expenditure requirements for such replacements or for new capital expenditure requirements; (b) Adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs; (c) Adjusted EBITDA does not reflect the potentially dilutive impact of equity-based compensation; (d) Adjusted EBITDA does not reflect tax payments that may represent a reduction in cash available to us; and (e) other companies, including companies in our industry, may calculate Adjusted EBITDA or similarly titled measures differently, which reduces their usefulness as a comparative measure. Because of these and other limitations, you should consider Adjusted EBITDA alongside our other U.S. GAAP financial results, including net income. The following table presents a reconciliation of Adjusted EBITDA to net income, the most directly comparable U.S. GAAP measure, for each of the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30, 2019	September 30, 2020	September 30, 2019	September 30, 2020
	(in thousands)
Net income	$20,557	$5,293	$54,495	$27,871
Adjustments:
Financial expense	900	491	4,228	1,828
Provision for income taxes	7,913	2,267	23,614	11,943
Equity awards compensation expense	11,770	6,803	40,043	22,465
Pension service costs	388	572	1,173	1,649
Depreciation and amortization expense	22,388	21,752	62,999	66,098
Acquisition-related costs	—	112	—	112
Restructuring related and transformation costs (1)	303	12,181	2,921	15,606
Total net adjustments	43,662	44,178	134,978	119,701
Adjusted EBITDA	$64,219	$49,471	$189,473	$147,572
(1) For the three and nine months ended September 2019, and September 2020, respectively, the Company recognized restructuring related and transformation charges following its new organizational structure implemented to support its multi-product platform strategy and office right sizing policy, as detailed below:

	Three Months Ended		Nine Months Ended
	September 30, 2019	September 30, 2020	September 30, 2019	September 30, 2020
	(in thousands)
(Gain) from forfeitures of share-based compensation awards	(606)	—	(3,284)	—
Depreciation and amortization expense	—	—	1,228	—
Facilities and impairment related costs	—	7,023	1,647	8,817
Payroll related costs	909	2,858	3,330	4,489
Consulting costs related to transformation	—	2,300	—	2,300
Total restructuring related and transformation costs	303	12,181	2,921	15,606

For the Three Months Ended and the Nine Months Ended September 30, 2020, the cash outflows related to restructuring related and transformation costs were $6.2 million, and $13.0 million respectively, and were mainly compromised of payroll costs, broker fees and termination penalties related to facilities.

Results of Operations for the Periods Ended September 30, 2019 and 2020 (Unaudited)
Revenue
Three months ended September 30, 2020 compared to the three months ended September 30, 2019

	Three Months Ended
	September 30, 2019	September 30, 2020	2019 vs 2020

	(in thousands)
Revenue as reported	$522,606	$470,345	(10)%
Conversion impact U.S. dollar/other currencies		(3,800)
Revenue at constant currency (1)	522,606	466,545	(11)%
Americas
Revenue as reported	213,937	204,618	(4)%
Conversion impact U.S. dollar/other currencies		3,631
Revenue at constant currency (1)	213,937	208,249	(3)%
EMEA
Revenue as reported	185,556	167,800	(10)%
Conversion impact U.S. dollar/other currencies		(6,365)
Revenue at constant currency (1)	185,556	161,435	(13)%
Asia-Pacific
Revenue as reported	123,113	97,927	(20)%
Conversion impact U.S. dollar/other currencies		(1,066)
Revenue at constant currency(1)	$123,113	$96,861	(21)%
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
Revenue for the three months ended September 30, 2020 decreased (10)% (or decreased by (11)% on a constant currency basis, as defined in footnote 1 directly above), compared to the three months ended September 30, 2019.

The COVID-19 pandemic impacted our business during the whole quarter, with an estimated impact on revenue of approximately $80 million for the three months ended September 30, 2020, or approximately 15 points of year-over-year growth, as some clients decided to temporarily pause or reduce their campaigns with us. The COVID-19 headwind impacted our large customers business in Marketing Solutions, in particular in the Travel, Classifieds and brick-and-mortar Retail verticals. However, we believe that client spending from Retail clients in the midmarket and in our Retail Media solutions was supported by consumer trends emerging from the COVID-19 pandemic.

In particular, 51% of the year-over-year decrease in revenue was driven by the lower contribution from our existing clients while 49% was caused by client churn, offsetting the positive contribution from new clients, both of which we attribute to the COVID-19 outbreak. We added 594 net new clients year-over-year across regions, while revenue from existing clients decreased by 6% at constant currency over the period, of which approximately 15 points were estimated to be attributable to disruption caused by the pandemic.

Revenue in the Americas region decreased (4)% (or (3)% on a constant currency basis, and (4)% in the U.S.) to $204.6 million for the three months ended September 30, 2020 compared to the three months ended September 30, 2019. This decline was driven by an estimated revenue impact from COVID-19 of $28 million, in particular with large customers in the broader Classifieds vertical in the U.S., partially offset by the strong momentum of new products, in particular Retail Media in the U.S.

Revenue in EMEA decreased (10)% (or decreased (13)% on a constant currency basis) to $167.8 million for the three months ended September 30, 2020 compared to the three months ended September 30, 2019. This decrease at constant currency includes an estimated $26 million revenue impact from COVID-19 in the region, mostly in the Travel and Classifieds verticals, although Retail and midmarket proved resilient. New clients business was healthy across EMEA, with success across both direct clients and ad agencies.

Revenue in the Asia-Pacific region decreased (20)% (or decreased (21)% on a constant currency basis) to $97.9 million for the three months ended September 30, 2020 compared to the three months ended September 30, 2019. The decrease at constant currency included an estimated $26 million revenue impact from the COVID-19 pandemic, especially with Large Clients and mostly in the Travel and Classifieds verticals, and was also driven by a weak macro economy in Japan, our largest market in the region.
Additionally, our $470.3 million of revenue for the three months ended September 30, 2020 was impacted by $(3.8) million as a result of changes in foreign currency against the U.S. dollar compared to the three months ended September 30, 2019.
The year-over-year decrease in revenue on a constant currency basis is entirely attributable to the decrease in the average cost-per-click charged to advertisers, partly driven by the evolution of our revenue mix, and partially offset by the increased number of clicks delivered on the advertising banners displayed by us and the increased number of impressions delivered by us.

Nine months ended September 30, 2020 compared to the nine months ended September 30, 2019

	Nine Months Ended
	September 30, 2019	September 30, 2020	2019 vs 2020

	(in thousands)
Revenue as reported	$1,608,876	$1,411,335	(12)%
Conversion impact U.S. dollar/other currencies		11,732
Revenue at constant currency (1)	1,608,876	1,423,067	(12)%
Americas
Revenue as reported	645,904	582,037	(10)%
Conversion impact U.S. dollar/other currencies		8,727
Revenue at constant currency (1)	645,904	590,764	(9)%
EMEA
Revenue as reported	589,558	517,535	(12)%
Conversion impact U.S. dollar/other currencies		3,855
Revenue at constant currency (1)	589,558	521,390	(12)%
Asia-Pacific
Revenue as reported	373,414	311,763	(17)%
Conversion impact U.S. dollar/other currencies		(850)
Revenue at constant currency(1)	$373,414	$310,913	(17)%
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
Revenue for the nine months ended September 30, 2020 decreased (12)% (or (12)% on a constant currency basis), to $1.4 billion (as defined in footnote 1 directly above), compared to the nine months ended September 30, 2019.

The COVID-19 pandemic started having an impact on our revenue from mid-February. Overall, the negative impact of COVID-19 on our revenue for the first nine months of 2020 was estimated at approximately $205 million, or more than 13 points of year-over-year growth, as some clients decided to temporarily pause or reduce their campaigns with us.
The year-over-year decrease in revenue was entirely driven by the lower contribution from our existing clients as a result of the COVID-19 outbreak, which exceeded revenues derived from new clients over the period. We added 594 net new clients year-over-year across regions.

Revenue in the Americas region decreased (10)% (or (9)% on a constant currency basis), including (9)% in the U.S., to $582.0 million for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019. This decline was driven by an estimated revenue impact from COVID-19 of $74 million, in particular with large customers in the broader Classifieds vertical in the U.S.

Revenue in EMEA decreased (12)% (or (12)% on a constant currency basis) to $517.5 million for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019. This decrease at constant currency includes an estimated $75 million revenue impact from the COVID-19 in the region, in part due to the fact that EMEA is the region with the highest exposure to the Travel vertical, which was most hit by COVID-19, declining by 66% globally compared to the same period in 99%. In this difficult context, our performance in the Retail vertical and in the midmarket across the region remained solid and resilient.

Revenue in the Asia-Pacific region decreased (17)% (or (17)% on a constant currency basis) to $311.8 million for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019. The decrease at constant currency included an estimated $55 million revenue impact from the COVID-19 pandemic, mostly in the Travel and Classifieds verticals, and was also driven by a weak economic climate in Japan, our largest market in the region.
Additionally, our $1.4 billion of revenue for the nine months ended September 30, 2020 was negatively impacted by $11.7 million as a result of changes in foreign currency against the U.S. dollar compared to the nine months ended September 30, 2019.
The year-over-year decrease in revenue on a constant currency basis is entirely attributable to the decrease in the average cost-per-click charged to advertisers, partly driven by the evolution of our revenue mix, and partially offset by the increased number of clicks delivered on the advertising banners displayed by us and the increased number of impressions delivered by us.

Cost of Revenue
Three months ended September 30, 2020 compared to the three months ended September 30, 2019

	Three Months Ended		% change
	September 30, 2019	September 30, 2020	2019 vs 2020

	(in thousands, except percentages)
Traffic acquisition costs	$(301,901)	$(284,401)	(6)%
Other cost of revenue	$(31,101)	$(34,608)	11%
Total Cost of Revenue	$(333,002)	$(319,009)	(4)%
% of revenue	(64)%	(68)%
Gross profit %	36%	32%

Cost of revenue for the three months ended September 30, 2020 decreased $(14.0) million, or (4)%, compared to the three months ended September 30, 2019. This decrease was primarily the result of a decrease of $(17.5) million, or (6)% (or (7)% on a constant currency basis) in traffic acquisition costs, partially offset by an increase of $3.5 million, or 11% (or 12% on a constant currency basis) in other cost of revenue.

The decrease in traffic acquisition costs on a constant currency basis related primarily to the lower average cost per thousand impressions (or "CPM"), which decreased by (12)% (or (13)% on a constant currency basis). This was partly driven by lower global demand for advertising inventory, despite the increase in online traffic globally caused by the lockdown imposed in COVID-19 affected areas, making the unit price of inventory cheaper. This was also driven by the effectiveness of our Criteo Direct Bidder, which allows us to buy quality inventory directly from large publishers and remove intermediary fees in the process. This decrease was not entirely offset by the 7% increase in the number of impressions we purchased, reflecting higher volumes of inventory available and our expanding relationships with existing and new publisher partners, in particular through direct connections, to support client demand for advertising campaigns.
The increase in other cost of revenue includes a $2.5 million increase in allocated depreciation and amortization expense following the acquisitions of servers and other equipment used in our data centers, a $0.4 million increase in hosting costs and a $0.6 million increase in other costs.
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
Nine months ended September 30, 2020 compared to the nine months ended September 30, 2019

	Nine Months Ended		% change
	September 30, 2019	September 30, 2020	2019 vs 2020

	(in thousands, except percentages)
Traffic acquisition costs	$(928,559)	$(839,463)	(10)%
Other cost of revenue	$(86,205)	$(102,328)	19%
Total Cost of Revenue	$(1,014,764)	$(941,791)	(7)%
% of revenue	(63)%	(67)%
Gross profit %	37%	33%
Cost of revenue for the nine months ended 30 September, 2020 decreased $(73.0) million, or (7)%, compared to the nine months ended September 30, 2019. This decrease was primarily the result of a decrease of $(89.1) million, or (10)% (or (9)% on a constant currency basis) in traffic acquisition costs, partially offset by an increase of $16.1 million, or 19% (or 20% on a constant currency basis) in other cost of revenue.
The decrease in traffic acquisition costs on a constant currency basis related primarily to the lower average cost per thousand impressions (or "CPM"), which decreased by (17)% (or (16)% on a constant currency basis). This was partly driven by lower global demand for advertising inventory, despite the increase in online traffic caused by the lockdown imposed in COVID-19 affected areas, making the unit price of inventory cheaper. This was also driven by the effectiveness of our Criteo Direct Bidder, which allows us to buy quality inventory directly from large publishers and remove intermediary fees in the process. This decrease was not entirely offset by the 9% increase in the number of impressions we purchased, reflecting higher volumes of inventory available and our expanding relationships with existing and new publisher partners, in particular through direct connections, to support client demand for advertising campaigns.
The increase in other cost of revenue includes a $8.4 million increase in allocated depreciation and amortization expense following the acquisitions of servers and other equipment used in our data centers, a $4.9 million increase in hosting costs and a $2.8 million increase in other costs, including the provision for Digital Taxes.

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

	Three Months Ended			Nine Months Ended
Region	September 30, 2019	September 30, 2020	Year over Year Change	September 30, 2019	September 30, 2020	Year over Year Change

Revenue:	(amounts in thousands, except percentages)
Americas	$213,937	$204,618	(4)%	$645,904	$582,037	(10)%
EMEA	185,556	167,800	(10)%	589,558	517,535	(12)%
Asia-Pacific	123,113	97,927	(20)%	373,414	311,763	(17)%
Total	522,606	470,345	(10)%	1,608,876	1,411,335	(12)%

Traffic acquisition costs:
Americas	(129,047)	(130,756)	1%	(390,083)	(366,095)	(6)%
EMEA	(103,899)	(97,272)	(6)%	(328,591)	(295,822)	(10)%
Asia-Pacific	(68,955)	(56,373)	(18)%	(209,885)	(177,546)	(15)%
Total	(301,901)	(284,401)	(6)%	(928,559)	(839,463)	(10)%

Revenue ex-TAC (1):
Americas	84,890	73,862	(13)%	255,821	215,942	(16)%
EMEA	81,657	70,528	(14)%	260,967	221,713	(15)%
Asia-Pacific	54,158	41,554	(23)%	163,529	134,217	(18)%
Total	$220,705	$185,944	(16)%	$680,317	$571,872	(16)%

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

	Three Months Ended			Nine Months Ended
	September 30, 2019	September 30, 2020	YoY Change	September 30, 2019	September 30, 2020	YoY Change
	(amounts in thousands, except percentages)

Revenue as reported	$522,606	$470,345	(10)%	$1,608,876	$1,411,335	(12)%
Conversion impact U.S. dollar/other currencies		(3,799)			11,733
Revenue at constant currency	$522,606	$466,546	(11)%	$1,608,876	$1,423,068	(12)%

Traffic acquisition costs as reported	$(301,901)	$(284,401)	(6)%	$(928,559)	$(839,463)	(10)%
Conversion impact U.S. dollar/other currencies		2,183			(6,473)
Traffic Acquisition Costs at constant currency	$(301,901)	$(282,218)	(7)%	$(928,559)	$(845,936)	(9)%

Revenue ex-TAC as reported	$220,705	$185,944	(16)%	$680,317	$571,872	(16)%
Conversion impact U.S. dollar/other currencies		(1,616)			5,260
Revenue ex-TAC at constant currency	$220,705	$184,328	(16)%	$680,317	$577,132	(15)%
Revenue ex-TAC/Revenue as reported	42%	40%		42%	41%

Other cost of revenue as reported	$(31,101)	$(34,608)	11%	$(86,205)	$(102,328)	19%
Conversion impact U.S. dollar/other currencies		(303)			(1,271)
Other cost of revenue at constant currency	$(31,101)	$(34,911)	12%	$(86,205)	$(103,599)	20%

Adjusted EBITDA as reported	$64,219	$49,471	(23)%	$189,473	$147,572	(22)%
Conversion impact U.S. dollar/other currencies		(2,399)			(182)
Adjusted EBITDA at constant currency	$64,219	$47,072	(27)%	$189,473	$147,390	(22)%

Research and Development Expenses

Three months ended September 30, 2020 compared to the three months ended September 30, 2019

	Three Months Ended		% change
	September 30, 2019	September 30, 2020	2019 vs 2020

	(in thousands, except percentages)
Research and development expenses	$(41,414)	$(30,954)	(25)%
% of revenue	(8)%	(7)%

Nine months ended September 30, 2020 compared to the nine months ended September 30, 2019

	Nine Months Ended		% change
	September 30, 2019	September 30, 2020	2019 vs 2020

	(in thousands, except percentages)
Research and development expenses	$(132,006)	$(99,716)	(24)%
% of revenue	(8)%	(7)%

Research and development expenses for the three months ended September 30, 2020, and the nine months ended September 30, 2020 respectively decreased $(10.5) million and $(32.3) million, or (25)% and (24)%, compared to the three months ended September 30, 2019 and the nine months ended September 30, 2019. The decrease for the three and nines ended mainly related to a decrease in headcount-related costs following the cease of our R&D operations in Palo Alto in 2019, and a lower share-based compensation expense partially offset by an increase in the French Research Tax Credit.

Sales and Operations Expenses

Three months ended September 30, 2020 compared to the three months ended September 30, 2019

	Three Months Ended		% change
	September 30, 2019	September 30, 2020	2019 vs 2020

	(in thousands, except percentages)
Sales and operations expenses	$(85,985)	$(83,659)	(3)%
% of revenue	(16)%	(18)%

Nine months ended September 30, 2020 compared to the nine months ended September 30, 2019

	Nine Months Ended		% change
	September 30, 2019	September 30, 2020	2019 vs 2020

	(in thousands, except percentages)
Sales and operations expenses	$(277,397)	$(244,414)	(12)%
% of revenue	(17)%	(17)%

Sales and operations expenses for the three months ended September 30, 2020 and the nine months ended September 30, 2020, respectively decreased $(2.3) million and $(32.9) million or (3)% and (12)%, compared to the three months ended September 30, 2019 and the nine months ended September 30, 2019. The decrease for the three and nine months ended mainly related to a reduction in headcount-related costs, a lower share-based compensation expense, and discretionary spend measures on marketing and events partially offset by an increase in provision for doubtful receivables.

General and Administrative Expenses

Three months ended September 30, 2020 compared to the three months ended September 30, 2019

	Three Months Ended		% change
	September 30, 2019	September 30, 2020	2019 vs 2020

	(in thousands, except percentages)
General and administrative expenses	$(32,835)	$(28,672)	(13)%
% of revenue	(6)%	(6)%

Nine months ended September 30, 2020 compared to the nine months ended September 30, 2019

	Nine Months Ended		% change
	September 30, 2019	September 30, 2020	2019 vs 2020

	(in thousands, except percentages)
General and administrative expenses	$(102,372)	$(83,772)	(18)%
% of revenue	(6)%	(6)%
General and administrative expenses for the three months ended September 30, 2020 and the nine months ended September 30, 2020, respectively decreased $(4.2) million and $(18.6) million or (13)% and (18)%, compared to the three months ended September 30, 2019 and the nine months ended September 30, 2019. The decrease for the three and nine months ended September 30, 2020 is mainly related to a decrease in headcount-related costs, a lower share-based compensation expense and a decrease in rent and facilities costs following the right-sizing of our real estate footprint, partially offset by transformation fees.

Financial Expense

Three months ended September 30, 2020 compared to the three months ended September 30, 2019

	Three Months Ended		% change
	September 30, 2019	September 30, 2020	2019 vs 2020

	(in thousands, except percentages)
Financial expense	$(900)	$(491)	(45)%
% of revenue	(0.2)%	(0.1)%
Nine months ended September 30, 2020 compared to the nine months ended September 30, 2019

	Nine Months Ended		% change
	September 30, 2019	September 30, 2020	2019 vs 2020

	(in thousands, except percentages)
Financial expense	$(4,228)	$(1,828)	(57)%
% of revenue	(0.3)%	(0.1)%

Financial expense for the three and nine months ended September 30, 2020, respectively, decreased by $(0.4) million and $(2.4) million, or (45)% and (57)%, compared to the three months ended September 2019 and the nine months ended September 2019. The $0.5 million financial expense for the three months ended September 30, 2020 and the $1.8 million financial expense for the nine months ended September 30, 2020, were driven by the up-front fees amortization, the non-utilization costs and the financial expense relating to the €140 million ($163.9 million) drawing performed in May 2020 (note 2) as part of our available Revolving Credit Facility (RCF) financing and the recognition of a negative impact of foreign exchange reevaluations net of related hedging. We manage our exposure to foreign currency risk at the Criteo S.A. level and hedge using foreign currency swaps or forward purchases or sales of foreign currencies.

Provision for Income Taxes

Three months ended September 30, 2020 compared to the three months ended September 30, 2019

	Three Months Ended		% change
	September 30, 2019	September 30, 2020	2019 vs 2020

	(in thousands, except percentages)
Provision for income taxes	$(7,913)	$(2,267)	(71)%
% of revenue	(2)%	(0.5)%
Effective tax rate	28%	30%

Nine months ended September 30, 2020 compared to the nine months ended September 30, 2019

	Nine Months Ended		% change
	September 30, 2019	September 30, 2020	2019 vs 2020

	(in thousands, except percentages)
Provision for income taxes	$(23,614)	$(11,943)	(49)%
% of revenue	(1)%	(1)%
Effective tax rate	30%	30%

For the three and nine months ended September 30, 2019 and September 30, 2020, respectively, we used an annual estimated tax rate of 30% to calculate the provision for income taxes. The effective tax rate was 28% and 30% for the three and nine months ended September 30, 2019 and 30% for the three and nine months ended September 30, 2020. The difference between the annual estimated tax rate and the effective tax rate is mainly due to the tax impact of discrete items such as share-based compensation in the United States.

Net Income
Three months ended September 30, 2020 compared to the three months ended September 30, 2019

	Three Months Ended		% change
	September 30, 2019	September 30, 2020	2019 vs 2020

	(in thousands, except percentages)
Net income	$20,557	5,293	(74)%
% of revenue	4%	1%

Net income for the three months ended September 30, 2020, decreased $(15.3) million, or (74)%, compared to the three months ended September 30, 2019. This decrease was the result of the factors discussed above, in particular, a $(21.3) million decrease in income from operations, partially offset by a $0.4 million decrease in financial expense and a $5.6 million decrease in provision for income taxes compared to the three months ended September 30, 2019.

Nine months ended September 30, 2020 compared to the nine months ended September 30, 2019

	Nine Months Ended		% change
	September 30, 2019	September 30, 2020	2019 vs 2020

	(in thousands, except percentages)
Net income	$54,495	27,871	(49)%
% of revenue	3%	2%
Net income for the nine months ended September 30, 2020, decreased $(26.6) million, or (49)%, compared to the nine months ended September 30, 2019. This decrease was the result of the factors discussed above, in particular, a $(40.7) million decrease in income from operations partially offset by a $2.4 million decrease in financial expense and a $11.7 million decrease in provision for income taxes compared to the nine months ended September 30, 2019.

Liquidity and Capital Resources
Our principal sources of liquidity are our cash and cash equivalents and cash generated from operating activities. We have never declared or paid any cash dividends on our ordinary shares. We do not anticipate paying cash dividends on our equity securities in the foreseeable future. In 2018, we completed an $80 million share repurchase program. In July 2019, the Board of Directors authorized a new share repurchase program of up to $80 million of the Company’s outstanding American Depositary Shares, which we completed in February 2020. In April 2020, the Board of Directors authorized a new share repurchase program of up to $30 million of the Company's outstanding American Depositary Shares, which we completed in July 2020. Other than these repurchase programs, we intend to retain all available funds from any future earnings to fund our growth. As discussed in Note 3 to the unaudited condensed consolidated financial statements in Item 1 to this Form 10-Q, we are party to several loan agreements and revolving credit facilities with third-party financial institutions.
Our cash and cash equivalents are invested primarily in demand deposit accounts that are currently providing only a minimal return. Our cash and cash equivalents at September 30, 2020 were held for working capital and general corporate purposes, which could include acquisitions, and amounted to $626.7 million as of September 30, 2020. The $208.0 million increase in cash and cash equivalents compared with December 31, 2019 primarily resulted from $141.3 million in cash from operating activities and a $111.8 million in cash from financing activities partially offset by $(63.8) million in cash used for investing activities over the period. The cash from financing activities is mainly related to $157.5 million cash from the scheduled drawing from our available Revolving Credit Facility, partially offset by $(43.7) million cash used for the share repurchase programs. In addition, the increase in cash includes a $18.7 million positive impact of changes in foreign exchange rates on our cash position over the period. We do not enter into investments for trading or speculative purposes. Our policy is to invest any cash in excess of our immediate requirements in investments designed to preserve the principal balance and provide liquidity. Accordingly, our cash and cash equivalents are invested primarily in demand deposit accounts that are currently providing only a minimal return.
Furthermore, the Company has immediate access to an additional €210 million from the Revolving Credit Facility, which, combined with its cash position as of September 30, 2020, provides total liquidity in excess of $870 million. Overall, we believe that our current financial liquidity, combined with our expected cash-flow generation in 2020, enables financial flexibility.
Operating and Capital Expenditure Requirements
For the nine months ended September 30, 2019 and 2020, our capital expenditures were $80.4 million and $43.2 million, respectively. During the nine months ended September 30, 2020, these capital expenditures were primarily related to the acquisition of data center and server equipment, and IT systems. We expect our capital expenditures to remain at, or slightly above, 3% of revenue for 2020, as we plan to continue to build and maintain additional data center equipment capacity in all regions and significantly increase our redundancy capacity to strengthen our infrastructure.
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
Historical Cash Flows
The following table sets forth our cash flows for the nine month period ended September 30, 2019 and 2020:

	Nine Months Ended
	September 30, 2019	September 30, 2020

	(in thousands)
Cash from operating activities	$163,473	$141,276
Cash used for investing activities	$(86,351)	$(63,799)
Cash from (used for) financing activities	$(18,638)	$111,758
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
For the nine months ended September 30, 2020, net cash provided by operating activities was $141.3 million and consisted of net income of $27.9 million, $105.7 million in adjustments for certain non-cash and non-operating items and changes in working capital of $7.7 million. Adjustments for certain non-operating items primarily consisted of depreciation and amortization expense of $79.6 million, equity awards compensation expense of $22.5 million, $2.7 million on disposal of non-current assets, $7.4 million change in income taxes and a $1.2 million on other non-operating items, partially offset by a $7.7 million changes in deferred tax assets. The $7.7 million increase in cash from changes in working capital primarily consisted of a $122.5 million decrease in trade receivables, a $2.3 million decrease in other current assets including prepaid expenses and VAT receivables, partially offset by a $1.7 million change in lease liabilities and right of use assets, a $95.3 million decrease in trade payables, and a $20.1 million decrease in other current liabilities such as payroll and payroll related expenses and value-added tax ("VAT") payables.
Investing Activities
Our investing activities to date have consisted primarily of purchases of servers and other data-center equipment and business acquisitions. For the nine months ended September 30, 2020, net cash used for investing activities was $63.8 million and primarily consisted of $43.2 million in capital expenditures, mainly comprised of purchases of servers and other data-center equipment, and a $20.6 million change in other non-current financial assets resulting from the investment in Marketable Securities (notes 2 and 3).
Financing Activities
For the nine months ended September 30, 2020, net cash from financing activities was $111.8 million, resulting mainly from a $157.5 million drawing from our available Revolving Credit Facilities (note 1), partially offset by $43.7 million for our share repurchase program (note 1) and a $2.0 million change in other financial liabilities.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Market Risk

We are mainly exposed to foreign currency exchange rate fluctuations. There have been no material changes to our exposure to market risk during the nine months ended September 30, 2020.

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
A 10% increase or decrease of the Pound Sterling, the Euro, the Japanese yen or the Brazilian real against the U.S. dollar would have impacted the Condensed Consolidated Statements of Income as follows:

	Nine Months Ended
	September 30, 2019		September 30, 2020

	(in thousands)
GBP/USD	+10%	-10%	+10%	-10%
Net income impact	$(789)	$789	$(10)	$10

	Nine Months Ended
	September 30, 2019		September 30, 2020

	(in thousands)
BRL/USD	+10%	-10%	+10%	-10%
Net income impact	$(49)	$49	$(37)	$37

	Nine Months Ended
	September 30, 2019		September 30, 2020

	(in thousands)
JPY/USD	+10%	-10%	+10%	-10%
Net income impact	$1,226	$(1,226)	$302	$(302)

	Nine Months Ended
	September 30, 2019		September 30, 2020

	(in thousands)
EUR/USD	+10%	-10%	+10%	-10%
Net income impact	$8,703	$(8,703)	$7,416	$(7,416)

Credit Risk and Trade receivables
For a description of our credit risk and trade receivables, please see "Note 3. Financial instruments" and "Note 4. Trade Receivables" in the Notes to the Consolidated Financial Statements.
The Company has observed a delay in payments from customers in geographic regions that are most affected by COVID-19 from the last part of the three month period ended March 31, 2020. The expected credit losses model, adapted by the Company on January 1, 2020, requires us to look at how current and future economic conditions impact the amount of expected credit losses. As such, we have increased the provision for credit losses, due to the expected impact of COVID-19 on the Company's future cash collections caused by the downturn in the economy which has led to financial difficulties for some of our customers, particularly those operating in the retail sector. In times of the global economic turmoil, brought about by COVID-19, our estimates and judgments with respect to the collectability of our receivables are subject to greater uncertainty than in more stable periods.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Based on their evaluation as of September 30, 2020, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective to provide reasonable assurance that (i) the information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and (ii) such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Purchases of Equity Securities by the issuer and Affiliated Purchasers
The following table provides certain information with respect to our purchases of our ADSs during the third fiscal quarter of 2020:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs(1)
July 1 to 31, 2020	832,576	$12.67	832,576	—
August 1 to 31, 2020	—	—	—	—
September 1 to 30, 2020	—	—	—	—
Total	832,576	$12.67	832,576	—
(1) On April 29, 2020, Criteo's Board of Directors authorized a share repurchase program of up to $30.0 million of the Company's outstanding American Depositary Shares. The Company intends to use repurchased shares to satisfy employee equity plan vesting in lieu of issuing new shares, and potentially in connection with M&A transactions. The repurchase program commenced in May 2020 and concluded in July 2020.
(2) Average price paid per share excludes any broker commissions paid.

Item 6. Exhibits.
Exhibit Index

Incorporated by Reference
Exhibit	Description	Schedule/ Form	File Number	Exhibit	File Date
10.1	Offer Letter between Criteo Corp. and Sarah Glickman dated August 27, 2020	8-K	001-36153	10.1	September 3, 2020
31.1#	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended
31.2#	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended
32.1**	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104.	Cover Page Interactive Data File, formatted in Inline XBRL and contained in Exhibit 101.

#    Filed herewith.
*    Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CRITEO S.A.
(Registrant)

	By:	/s/ Sarah Glickman
Date: October 29, 2020	Name:	Sarah Glickman
	Title:	Chief Financial Officer
(Principal financial officer and duly authorized signatory)