Form 10-K
period 2020-12-31
Criteo S.A.
filed 2021-02-26
CIK 1576427

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
for the Fiscal Year Ended December 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
          The aggregate market value of voting stock held by non-affiliates of the registrant as of the last business day of the registrant's most recently completed second fiscal quarter was $754 million, based on the closing sale price of the American Depositary Shares as reported by the Nasdaq Global Select Market on June 30, 2020. Ordinary shares, nominal value €0.025 per share, held by each officer and director and by each person who owns or may be deemed to own 10% or more of the outstanding ordinary shares have been excluded since such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
          As of February 26, 2021, the registrant had 60,761,359 ordinary shares, nominal value €0.025 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates certain information by reference from the registrant’s proxy statement for the 2021 Annual Meeting of Shareholders. Such proxy statement will be filed no later than 120 days after the close of the registrant’s fiscal year ended December 31, 2020.

CRITEO S.A.
ANNUAL REPORT ON FORM 10-K
For The Fiscal Year Ended December 31, 2020

General
Except where the context otherwise requires, all references in this Annual Report on Form 10-K ("Form 10-K") to the "Company," "Criteo," "we," "us," "our" or similar words or phrases are to Criteo S.A. and its subsidiaries, taken together. In this Form 10-K, references to "$" and "US$" are to United States dollars. Our audited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, or U.S. GAAP. Unless otherwise indicated, the statistical and financial data contained in this Form 10-K are presented as of December 31, 2020.
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
Special Note Regarding Forward-Looking Statements
This Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), that are based on our management’s beliefs and assumptions and on information currently available to our management. All statements other than present and historical facts and conditions contained in this Form 10-K, including statements regarding our future results of operations and financial position, business strategy, plans and our objectives for future operations, are forward-looking statements. When used in this Form 10-K, the words "anticipate," "believe," "can," "could," "estimate," "expect," "intend," "is designed to," "may," "might," "plan," "potential," "predict," "objective," "should," or the negative of these and similar expressions identify forward-looking statements. Forward-looking statements include, but are not limited to, statements about:
•the ongoing effect of the novel coronavirus pandemic ("COVID-19"), including its macroeconomic effects, on our business, operations, and financial results; and the effect of governmental lockdowns, restrictions and new regulations on our operations and processes;
•the ability of the Criteo Artificial Intelligence (AI) Engine to accurately predict engagement by a user;
•our ability to predict and adapt to changes in widely adopted industry platforms and other new technologies;
•our ability to continue to collect and utilize data about user behavior and interaction with advertisers and publishers;
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
•our ability to enhance our brand;
•our ability to enter new industry verticals, new marketing channels and new geographies;
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

Summary Risk Factors
Investing in our securities involves a high degree of risk. You should carefully consider the information in “Item 1A. Risk Factors”, which are summarized below:
•If we fail to innovate, enhance our brand, adapt and respond effectively to rapidly changing technology, our offerings may become less competitive or obsolete. Our investments in new solutions and technologies to address new marketing goals for our clients are inherently risky and may not be successful.
•We face intense and increasing competition for employee talent, and if we do not retain and continue to attract highly skilled talent or retain our senior management team and other key employees, we may not be able to sustain our growth or achieve our business objectives.
•The market in which we participate is intensely competitive, and we may not be able to compete successfully with our current or future competitors.
•If we fail to access a consistent supply of advertising inventory and expand our access to such inventory, our business and results of operations could be harmed.
•The failure by Criteo AI Engine to accurately predict engagement by users could result in significant costs to us, lost revenue and diminished advertising inventory.
•Regulatory, legislative or self-regulatory developments regarding internet privacy matters could adversely affect our ability to conduct our business.
•Our success depends on our ability to implement our business transformation and achieve our global business strategies.
•Our international operations and expansion expose us to several risks.
•Our future success will depend in part on our ability to expand into new industry verticals.
•We are a company operating in a rapidly evolving industry, which makes it difficult to evaluate our future prospects and may increase the risk that we will not be successful. Our historical growth rates may not be indicative of our future growth, and we expect our operating and capital investments to continue to increase in the foreseeable future. Accordingly, we may have difficulty sustaining profitability.
•We derive a significant portion of our revenue from companies in the retail, travel and classified industries, and any downturn in these industries or any changes in regulations affecting these industries could harm our business.
•Our ability to generate revenue depends on our collection of significant amounts of data from various sources, which may be restricted by consumer choice, imposed by clients, publishers and browsers or other software, changes in technology, and new developments in laws, regulations and industry standards.
•Our business involves the use, transmission and storage of personal data and confidential information, and the failure to properly safeguard such information could result in significant reputational harm and monetary damages.
•Failures in the systems and infrastructure supporting our solutions and operations, including as we scale our offerings, could significantly disrupt our operations and cause us to lose clients.
•If we are unable to protect our proprietary information or other intellectual property, our business could be adversely affected.
•Our business may suffer if it is alleged or determined that our technology or another aspect of our business infringes the intellectual property rights of others.
•The market price for the ADSs have been and may continue to be volatile or may decline regardless of our operating performance.
•ADS holders may be subject to limitations on the transfer of their ADSs and the withdrawal of the underlying ordinary shares.
•The rights of shareholders in companies subject to French corporate law differ in material respects from the rights of shareholders of corporations incorporated in the United States.
•We have significant global sales and operations and face risks related to health epidemics that could impact our sales and operating results. In particular, our business has been and we expect will continue to be negatively impacted by the ongoing COVID-19 pandemic and the global attempt to contain it.
•In periods of economic uncertainty, businesses may delay or reduce their spending on advertising, and we are exposed to the credit risk of some of our clients and customers, which could materially harm our business.

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
Business Overview
We are a global technology company powering the world's marketers with trusted and impactful advertising. We operate at the intersection of ecommerce, digital marketing and media monetization. We enable brands' and retailers' growth by providing best-in-class marketing and monetization services on the open Internet. We do this by activating commerce data through artificial intelligence ("AI") technology, reaching consumers on an extensive scale across all stages of the consumer journey, and generating advertising revenues from consumer brands for large retailers. Our vision is to build the world's leading Commerce Media Platform to deliver measurable business outcomes at scale for global brands, agencies and retailers across multiple marketing goals. Our data is pooled among our clients and publishers and offers deep insights into consumer intent and purchasing habits. To drive trusted and impactful advertising, we activate our data assets in a privacy-by-design way through proprietary AI technology to engage consumers in real time with highly relevant digital advertisements ("ads") across devices and environments.
Our focus is on ecommerce. Our clients include some of the largest and most sophisticated ecommerce companies in the world, along with world-class consumer brands. We partner with them to capture user activity on their websites and mobile applications ("apps"), which we define as digital properties, and optimize the performance of their ads based on that activity and other data. Demonstrating the depth and scale of our data, we collected data on over $950 billion in online sales transactions1 on our clients' digital properties in the year ended December 31, 2020. Based on this data and other assets, we delivered 1.6 trillion targeted ads in the year ended December 31, 2020. As of December 31, 2020, we served more than 21,000 clients and, in each of the last three years, our average client retention rate, as measured on a quarterly basis, was approximately 90%.
We have established our leading market position by focusing on three pillars: actionable commerce data, predictive technology to activate this data for multiple marketing goals, and large consumer reach through our extensive direct publisher network. While continuously improving our technology and broadening our reach, we leverage and strengthen Criteo Shopper Graph, a highly differentiated group of data collectives built through collaboration and data pooling within our open ecosystem of commerce and consumer brand clients and publishers. Criteo Shopper Graph is one of the world's biggest data sets focused on shoppers, retailers and brands.
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
Historically, the Criteo model had focused solely on converting our clients' website visitors into customers, enabling us to charge our clients when users engage with an ad we deliver, usually by clicking on it. This pay-for-performance pricing model clearly links the cost of an advertising campaign to its effectiveness in driving conversions, and continues to be valued as such by our clients. We have since expanded our solutions to address a broader range of marketing and monetization goals for our clients, including audience targeting and brand awareness. We leverage pricing models consistent with industry standards that include cost-per click, cost-per-impression and cost-per-install, as well as volume-based fees for brands and large retailers using Retail Media, and, in certain cases, a set fee for the use of our platform capability.
During 2020 we operated in 104 countries.

___________________________________________________
1 Excluding Criteo Retail Media.

Our financial results include:
•Revenue of $2,072.6 million, $2,261.5 million and 2,300.3 million for the years ended December 31, 2020, 2019 and 2018, respectively;
•Revenue excluding Traffic Acquisition Costs, or Revenue ex-TAC, which is a non-U.S. GAAP financial measure, of $825.0 million, $946.6 million and $966.0 million for the years ended December 31, 2020, 2019 and 2018, respectively;
•Net income of $74.7 million, $96.0 million and $95.9 million for the years ended December 31, 2020, 2019 and 2018, respectively; and
•Adjusted EBITDA, which is a non-U.S. GAAP financial measure, of $251.0 million, $299.0 million and $321.1 million for the years ended December 31, 2020, 2019 and 2018, respectively.

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

The Criteo Commerce Media Platform
Our offering, the Criteo Commerce Media Platform, is powered by AI technology and provides marketing and monetization services for brands and retailers. Our technology is optimized to drive trusted and impactful business outcomes for our retailer and brand clients, including, for example, consumer visits to a client website, installations of an app, product sales and monetization of retailers' inventory with consumer brands. We deliver these measurable results by efficiently and effectively driving engagement for our clients' brand, shops, apps, products and services, and generating advertising revenue for retailers by monetizing their data and audiences with consumer brands.
Criteo solutions work seamlessly across digital devices (desktops, laptops, smartphones and tablets), commerce and advertising environments (browsers, apps, connected TV and physical retail stores), platforms and operating systems, advertising channels (display, including social and native, video, and ads on retailers' properties) and publisher environments (thousands of direct publishers and mobile app developers in the open Internet, and all major real-time bidding exchanges).
The Criteo Commerce Media Platform is made available as individual products and services as part of our offering.
The Criteo Commerce Media Platform is comprised of:
•Criteo Shopper Graph
•Criteo AI Engine
•Criteo Solutions: Criteo Marketing Solutions and Criteo Retail Media

In addition, the Criteo Commerce Media Platform leverages the extensive scale and user reach of our first-party media network across the open Internet.

Criteo Shopper Graph
Our data assets include all insights derived from our clients' proprietary commerce data, such as transaction activity on their digital properties, representing over $950 billion in online sales on a combined basis in 2020, representing approximately 48% of the global retail ecommerce sales excluding China1, or $2.6 billion worth of transactions per day on average.

Through direct integration with our clients' digital properties, we obtain large volumes of first-party data, expressed consumer shopping intent and engagement, and transactional data at individual product or service levels, which do not rely on cross-site tracking technologies, such as third-party cookies. The information we collect is anonymized and does not enable us to personally identify any particular consumer.

Our high quality first-party data assets fuel the accuracy of our algorithms, which improves with the increasing quantity and quality of data we obtain from our clients and publisher partners, as well as insights gained through our own extensive operational history. The combination of advertiser data, publisher data and proprietary metadata gives us powerful insights into consumer purchasing habits that we use to price inventory and create the most relevant ads to drive user engagement and impactful results for our clients. In addition to commerce data at the granular product SKU level, we seek to use as much relevant information as possible about the context and intent of a given user, collected from clients and publisher partners, to further refine our prediction accuracy.
We believe our access to highly granular first-party commerce data validates the trust that our clients place in us. Most of our clients typically provide real-time access to the products or services a visitor has viewed, researched, added to their shopping cart, or bought from them, and continuously receive updated information on over 4 billion products or services3 across 3,500 product categories, including pricing, images and descriptions, which are typically characterized as non-Personally Identifiable Information ("non-PII"). A large number of our clients also provide us with their customers' purchase history data in formats that are also non-PII.
Over the past few years, we have built data collectives through data pooling among our clients and publishers. The combination of these data collectives forms Criteo Shopper Graph. For each of these data collectives, we ask our clients to grant us the permission to mutualize a significant portion of their proprietary data in an anonymized way with other clients who also contribute data to this collective data pool. With Criteo Shopper Graph, we have built one of the world's largest and most open data sets focused on shoppers and their commerce activity across retailers and brands, and their activity on publisher properties.
Criteo Shopper Graph is comprised of the following data collectives:
•The Identity Graph allows us to match user identifiers provided by clients and publishers across devices and environments, both online and offline. Our algorithms link user identifiers together when they are deemed to belong to the same user. Examples of user identifiers in the Identity Graph are: hashed customer logins and hashed emails, first-party and third-party cookies, app identifiers such as Apple's IDFA and Android's AAID, in addition to linkages such as the Trade Desk's Unified ID 2.0 or LiveRamp's IdentityLink. The graph has billions of identifiers, which we believe cover about 2.5 billion unique users globally. With Criteo's reach, we collect commerce data in real time on an estimated 500 million Daily Active Users, half of which are identifiable by a hashed email. As of December 31, 2020, over two third of our clients grant us access to some of their first-party identity data to enable us to match users across multiple digital devices or environments. In addition, the Identity Graph allows us to leverage offline CRM data of our clients' physical stores to match it with online user profiles, based on their offline shopping history. The Identity Graph supports and benefits the entire suite of solutions of our Commerce Media Platform.
•The Interest Map collects and organizes consumer intent and purchasing data across the products available in our network of commerce clients, in order to build a comprehensive and accurate non-identifying shopper profile for all consumers on whom we have collected data. Our Interest Map applications include the Universal Catalog, which provides category and/or brand enrichment, as well as a unified view of the 4 billion products SKUs, across 3,500 product categories, available across the combined catalogs of our 21,000 commerce clients2. Every day, we collect data on over $2.5 billion in online sales on average through 75 million buyer journeys. With the Interest Map, we seek our clients' permission to use their data, on an aggregated and anonymized basis, to power products that are jointly offered to our clients in the collective.

___________________________________________________
1 Source: eMarketer.
2 Products are not unique and may appear in different retailer catalogs.

The design and governance of Criteo Shopper Graph are based on strict and differentiated guiding principles:
•Openness: we commit to a two-way exchange of data with our clients and publishers, whereby all parties contributing data to the collectives, in return for their contribution, benefit from the collective dataset via the Commerce Media Platform, and access cross-device user IDs and relevant Key Performance Indicators to better inform and optimize their advertising.
•Transparency: our clients' contribution and sharing of data within the data pools are based on a clear and permission-based usage by Criteo for the mutual benefits of all participants in the data collectives.
•Security: we apply the highest data security and user privacy standards to our data collectives.
•Fairness: our data collectives are designed and governed in ways such that the value gained by each participating client largely exceeds the individual client's contribution to the collectives, irrespective of its size.
Consistent with our data minimization principles, our technologies only rely on categories of data that are strictly necessary for the purpose of our services. The user information we collect relates primarily to purchase intent and is therefore not considered as information that can directly identify a user. In addition, we provide consumers with easy-to-use and easy-to-access mechanisms to control their advertising experience and opt out of receiving targeted ads we deliver. This transparent, consumer-centric, and controllable approach to privacy empowers consumers to make better-informed decisions about our use of their data. We also actively encourage our clients and publisher partners to provide transparent and clear information to consumers about our collection and use of data relating to the ads we deliver and monitor.
Criteo AI Engine
Criteo AI Engine consists of multiple artificial intelligence algorithms, and the proprietary global hardware and software infrastructure that enables the Commerce Media Platform to operate in real time at significant scale, and activate our datasets for effective advertising.
Criteo AI Engine leverages the Shopper Graph, with the goal of maximizing consumer engagement to drive impactful business results for clients through the delivery of highly relevant and personalized ads in real time.
Criteo AI Engine consists of:
•Lookalike finder algorithms. These algorithms create user audiences, or groups of consumers likely to be interested in and engage with a specific category of our clients’ products or services, from a predetermined audience seed based on other clients’ audiences that were already targeted and exposed to similar products or services in the context of previous advertising campaigns. Once created, these audiences are used by Criteo AI Engine as targets to reach and be exposed to tailored ads for relevant products or services for the purpose of a dedicated campaign. This set of algorithms typically supports campaign types addressing Audience Targeting objectives, i.e. driving new prospects to consider products or services with which they have not yet engaged in the past.
•Recommendation algorithms. These algorithms create ads tailored to specific consumer interest and intent by determining the specific products or services to include in the ad. These products and services may be ones that the consumer has already been exposed to, or that the algorithms predict the customer could be interested in. Alternatively, these may be products and services that other consumers within Criteo Shopper Graph have been interested in.
•Dynamic Creative Optimization+ (DCO+). Based on the results of our dynamic creative algorithms, Criteo AI Engine automatically and dynamically assembles customized creative ad content on an impression-per-impression basis in real time, by optimizing each individual creative component in the ad, from the font, color, size and format of product images to the "call to action" or price discount. Our patented Dynamic Creative Optimization+ technology offers virtually unlimited personalization, with up to 17 trillion visual ad variations, without the need to define ad sizes or layouts upfront, while always maintaining the consistency of our clients' brand image.
•Predictive bidding algorithms. These algorithms predict the probability and nature of a user's engagement with a given ad. Such predicted user engagement can take the form of, for example, retailer site visits, clicks, conversions, shopping basket value, specific product categories purchased, or even the gross margin of the purchased product or service that our client generates from such purchase. This prediction of engagement incorporates data from our clients, publishers and third-party sources, including user intent, who the client is, the products offered in the ad, as well as data on the creative content of the ad and the publisher context in which the ad is displayed.

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
•Software systems and processes. Our algorithms are supported by robust software infrastructure that allows us to operate seamlessly at a very large scale, through our network of more than 49,000 servers as of the end of 2020. The architecture and processing capabilities of this technology have been designed to match the massive computational demands and complexity of our algorithms in real time. This technology enables data synchronization, storage and analysis across a large-scale distributed computing infrastructure in multiple geographies, as well as fast data collection and retrieval using multi-layered caching infrastructure.
•Experimentation platform. We use an online/offline testing platform to improve the capabilities and effectiveness of our prediction models by measuring the correlation of specific parameters with user engagement, usually measured by consumer visits, clicks and conversions, typically in the form of sales. A dedicated team is constantly testing new types and sources of data, as well as new variables, to determine whether they help diminish the gap between, for example, predicted visits, click-throughs and conversions, and actual visits, click-throughs and conversions over the course of a live campaign.

A key attribute of Criteo AI Engine is the vast metadata of learnings on advertising and commerce effectiveness that we have accumulated from having delivered and measured responses to over 9 trillion advertising impressions since our Company's inception. Our Research & Development team constantly tunes Criteo AI Engine via experimentation and A/B tests. For example, in 2020, we performed about 1,000 online A/B tests and over 70,000 offline experiments and tests.
In addition, we have long established and adopted Privacy-by-design as a central element of our technology and product design and development cycles, with a strong commitment to ensuring best practices in privacy, security and safety for consumers and our retailer and brand clients. Since 2013, we have had a designated Data Privacy Officer along with a team of privacy experts. These experts are integrated within our R&D and Product organizations and processes, and consider all facets of user privacy as key elements in the very design of any new technology, solution or feature of the Commerce Media Platform. They also perform ongoing Privacy Impact Assessments to monitor potential risks during the product lifecycle and proactively mitigate those risks. The Data Privacy team delivers company-wide privacy training, enforces our privacy policies and is integral to ensuring that we build the best solutions and services. We regularly review and document our internal privacy policies, amend existing policies as necessary and enforce these policies with our clients, publisher partners and vendors.
Our Solutions
Our marketing and monetization solutions for retailers and brands are grouped under two families:
•Criteo Marketing Solutions allow commerce companies to engage consumers with personalized ads across the full marketing funnel, leveraging online and offline store data.
◦Examples of expected business outcomes include:
▪Awareness: creating and building brand awareness for a client's existing or new product or service, by targeting relevant high-quality consumer audiences showing intent for that particular product or service and reaching these audiences, for example, through video ads across the breadth of our premium publisher network on the open Internet;
▪Audience Targeting: driving visits from new prospects on the website of our clients, or driving installations of our clients' apps by new customers, by engaging such prospect visitors online (either on the web, in apps or on connected TV), with personalized ads offering products or services tailored to their predicted interest through our audience targeting capabilities, based on our Shopper Graph data and/or contextual signals;
▪Conversion: driving sales for commerce clients by engaging consumers online, with personalized ads offering products or services for which they have already expressed shopping intent; or driving more sales from existing customers of our commerce clients, by accurately targeting and re-engaging these existing customers online with personalized ads offering new products or services that they have not yet purchased nor been exposed to.

◦Our clients' use and consumption of Criteo Marketing Solutions is made flexible through a set of tools and services:
▪Our clients have access to an integrated self-service customer interface, called the Management Center, providing transparency, control and visibility over their marketing investments and campaigns with us, whatever their business and marketing goals may be. This interface enables the flexible and modular consumption of our various solutions directly by our clients, as well as the execution and management of their campaigns through a suite of software and services that automates key campaign processes, and a high level of control over the objectives, parameters and performance of their various campaigns with us. Criteo Management Center reduces unnecessary complexity and cost associated with manual processes of having to use multiple Demand-Side Platforms ("DSPs") and sources of inventory supply, delivering efficiencies across the marketing funnel, even as campaigns grow in size, complexity and mix of marketing goals.
▪In addition to self-service access to Criteo Management Center, we also offer a managed-service approach to our larger clients, providing deep business intelligence and analytics services. Our teams of advisers aid our larger clients in setting goals for, extracting insights from, and evaluating trends and performance of their various advertising campaigns with us across multiple marketing goals, sources of inventory, advertising channels, and the multiple digital devices that consumers may use.
▪In addition, we offer multiple API integrations for certain partners and clients to enable the management of our clients' advertising investments with us in a unified and integrated way with some of their other advertising or marketing technology partners which makes Criteo solutions directly available in their back-office.
▪In parallel with accessing transparent reporting and measurement from Criteo Management Center, a large proportion of our clients regularly use their own attribution tools and solutions from third-party vendors (such as, for example, Nielsen’s Digital Ad Ratings, Google Analytics, IBM Coremetrics or Adobe Analytics) to independently measure and assess the performance of the results that Criteo delivers, including visits, sales and other key metrics.
•Criteo Retail Media allows retailers to generate high-margin advertising revenues from consumer brands looking to address multiple marketing goals, and/or to drive sales for themselves, by monetizing their audiences through personalized ads, either on their own digital property or on the open Internet.
◦Examples of expected business outcomes include:
▪generating advertising revenue for retailers on their online store, by providing retailers with self-service access to our technology platform for them to monetize their commerce data, traffic and audiences directly with consumer brands across various marketing goals;
▪driving sales for consumer brand clients on the site of retailer partners, by connecting consumer brands and retailers and engaging consumers on the retailer's digital property with personalized ads offering specific brand products available on the retailer's digital store and for which consumers have expressed interest;
▪driving sales for consumer brand clients on the site of retailer partners, by connecting consumer brands and retailers and engaging consumers outside of the retailer property on the open Internet with personalized ads offering specific brand products available on the retailer's digital store and for which consumers have expressed interest;
◦Our retailer and brand clients respectively manage their Retail Media revenues and budgets using a self-service interface called the Retail Media Platform. The Retail Media Platform provides flexible pricing options to brands: guaranteed placement (cost-per-impression) and auction-based (cost-per-click). We charge retailers a negotiated supply-side platform fee and sometimes a technology fee, while brands pay us a negotiated demand-side platform fee. In addition, we may charge brands a managed-service fee and other fees for accessing additional insights.
In 2020, Criteo Retail Media accounted for more than 10% of our total consolidated revenue.

The below chart shows the product mix evolution of Criteo's business and the year-over-year growth in new solutions in fiscal 2020.

Criteo solutions share of Revenue ex-TAC
Revenue ex-TAC YoY growth
11%
89%
~20%
~80%
+53%
+118%
+32%
2019
2020
Retargeting
Audience Targeting
Omnichannel
Retail Media

Our Publisher Network
We provide our clients with extensive real-time access to advertising inventory through direct relationships with thousands of publisher partners, as well as real-time bidding (or "RTB") Display Advertising exchanges. We define inventory as the combination of desktop web, mobile web, mobile in-app display, including social, native, and video displays, connected TV, and ad inventory on major retail ecommerce properties, including standard banners, native and sponsored product formats.
In some cases, we have negotiated direct and privileged access with publishers, giving us the opportunity to select, buy and price, on an impression-per-impression basis and in real time: (1) inventory that a publisher might otherwise only sell subject to minimum volume commitments; and/or (2) particular ad impressions before such impressions are made available to other potential buyers. Among their multiple benefits, these direct relationships give us access to first-party publisher data which allow us to bid on impressions without using third-party cookies. We call this network of direct publisher relationships, together with direct integrations with retailers, our First-Party Media Network.
We believe that many of our direct publisher partners have granted us preferred access to portions of their inventory as a result of our ability to effectively monetize that inventory. For example, within Criteo Retail Media, we access inventory and first-party data from ecommerce sites that are generally not available to traditional advertising demand. We believe this inventory and data from ecommerce retailers is particularly valuable for consumer brands looking to advertise their products in a multi-brand retail environment. In addition, in Japan, we have entered into a strategic relationship with Yahoo! Japan, that grants us preferred access to its advertising inventory for delivering personalized display ads.
We price and buy inventory in real time and typically do not pre-buy any impression. In addition, in some instances, we may commit to buying minimum volumes of impressions to certain publishers partners for our Marketing Solutions and Retail Media solutions. Across both our direct publisher relationships and inventory purchasing done on RTB exchanges, we leverage Criteo AI Engine's ability to quickly and accurately value available advertising inventory, and utilize that information to bid for inventory on a programmatic, automated basis.

Alongside our existing technologies to integrate directly with publishers, we have developed Criteo Direct Bidder, our header-bidding technology. Header-bidding allows publishers to make their inventory simultaneously available for public auction to several competitive bidders, including RTB exchanges. Thanks to our large scale, Criteo Direct Bidder allows us to connect directly to the ad server of publishers in situations where publishers use header bidding to monetize their inventory, allowing us, among other advantages, to bypass RTB exchanges in the bidding process and to save publishers the take-rate RTBs would typically charge them. As a result, Criteo Direct Bidder helps publishers increase the average monetization of their inventory sold through Criteo Direct Bidder, relative to our overall spend through all channels. Using Criteo Direct Bidder, we were connected to approximately 5,000 large publishers globally, on both web and apps, as of December 31, 2020, including: IBM Watson Advertising, Globo, OLX, NBC, Forbes, Wall Street Journal, Leboncoin, Daily Mail, Viber, Axel Springer's websites, Marktplaats, M6, AJA Japan and EstSoft.
We take a variety of brand safety measures to ensure that the brand equity of our clients is preserved at all possible times. These measures include determining that each publisher's inventory meets our content requirements and those of our clients to ensure that their ads are not shown in inappropriate content categories, such as, for example, adult, violent or sensitive political content. In addition, we are an active member of the Coalition for Better Ads, supported by Google, and are compliant with their recommendations for the most user-friendly advertising formats. In 2020, we entered into a partnership with Oracle Data Cloud to strengthen our existing brand safety offering. Criteo’s AI Engine is now integrated with Oracle Contextual Intelligence, a solution providing real-time content review and pre-bid classification to clients across brand-suitable categories.
For Criteo Marketing Solutions, we typically purchase inventory programmatically on a CPM basis from our direct publisher partners and RTBs, through standard terms and conditions for the purchase of advertising inventory. This means that inventory purchased for Criteo Marketing Solutions is paid to the publisher irrespective of whether the user engages, in whatever form, with the advertisement delivered on that publisher's digital property. Pursuant to such arrangements, we purchase impressions for users that Criteo recognizes on these publishers' digital properties. Such arrangements are cancellable upon short notice and without penalty.
For Criteo Retail Media, we may pay for the inventory of retailer partners based on a revenue share, effectively paying the retailer a portion of the click-based revenue generated by customers clicking on the ads displaying the products of our consumer brand clients. This means that, with these Criteo Retail Media solutions, retailer publishers only get paid if a user effectively clicks on the ad that is displayed on their site. We may also buy inventory on a CPM basis or do not incur any media cost at all when we provide retailers with access to our Retail Media Platform for them to sell their inventory directly to consumer brands.
We believe that our ability to efficiently access, value and monetize inventory at scale results in a deeply liquid marketplace for both buyers and sellers of advertising, allowing us to deliver effective ads at the right price for our clients, even as the size and complexity of the marketing campaign increases.
Industry Trends
The ability to engage customers across the various steps of the consumer journey is critical for businesses in the broader commerce and consumer brand sectors, who often dedicate a significant portion of their cost base to developing such an ability. We believe the following trends are relevant in assessing our current and future business.
E-commerce is Booming: According to GroupM, global retail ecommerce (excluding food and delivery services) amounted to close to $4 trillion in 2020 or 17% of global retail sales in 2020 and is forecast to represent 25% by 2024, or $7 trillion. The COVID-19 pandemic accelerated the boom of ecommerce, and we saw brands and retailers rapidly transform their ecommerce presence, and gain share from ecommerce giants. With lockdown restrictions imposed by the COVID-19 pandemic, U.S. online product searches on retailers' websites in the open Internet increased by 21 percentage points to close to 30% of total shares, while the share of searches on Amazon properties declined from 66% to 43%1. As a result of new habits developed by consumers, and as the pandemic has brought in older and less tech-savvy demographics to online shopping, we expect this trend to continue. 81% of online buyers who tried a new retailer indicate that they expect to continue to shop with them in the future2, creating a shift in brand loyalty towards open Internet retailers, which today represent approximately 40% of global e-commerce sales3.
Trade Marketing Shifts to Digital: Taking advantage of this surge in ecommerce, brands accelerate the shift of their trade marketing budgets to online. We believe digital trade marketing already exceeded $23 billion in global spend in 2020, after growing by an average 82% each year since 2016.
___________________________________________________
1 Question Asked: “When you want to buy a new product online, where do you typically start your search?”
1,2 Sources: Activate Consumer Tech & Media Viewpoint Study April 14, 2020 (n = 2,027), ComScore, Freedive, Marketing Dive, Activate analysis
3 Source: 451 Research, China Internet Watch, Company filings, Company press releases, Company sites, Digital Commerce 360, eMarketer, Forbes, GeekWire, Internet Retailer, Marketplace Pulse, Retail Dive, TechCrunch, UBS, Activate analysis

Brands, Retailers and Publishers Increasingly Depend on AdTech Partners: In today's highly competitive environment, commerce companies and consumer brands increasingly focus on profitably reaching, engaging and converting consumers. In addition, we believe they increasingly look at diversifying their significant reliance on walled-garden digital advertising partners. On the other hand, consumers' shopping journeys have become increasingly fragmented between various websites, apps, devices, and physical stores. Consumers' time is increasingly spent online, creating a new environment for advertising, such as Connected TV. The ability for publishers, retailers, brands and agencies to identify users, given restrictions in some environments, to create and monetize audiences, and to drive sales and customer loyalty, today relies on having the right technology partner, able to activate the right data in an efficient way and to measure results in a transparent way across channels.
Addressable Market
We estimate that the total addressable market for the marketing and monetization services provides by our Commerce Media Platform on the open Internet represents $61 billion in ad spend or revenue opportunity for us.
Our Competitive Strengths
We believe the Commerce Media Platform is transforming digital marketing and media monetization for our ecommerce and brand clients. We enable brands' and retailers' growth by making their marketing and monetization efforts more efficient, effective and measurable by driving trusted and impactful business outcomes across multiple marketing goals. We believe the following competitive strengths have enabled us and will continue to enable us to capture a significant share of the digital marketing and monetization opportunity:
Shopper Data. Our Shopper Graph leverages massive amounts of granular and first-party data focused on commerce and shopping behaviors, through data sharing among our clients. With an estimated 2.5 billion unique users in our Identity Graph, we are building one of the largest data sets focused on shoppers, with a scope and scale among the largest in the industry. Over $2.5 billion worth of daily transactions across 4 billion product SKUs from 3,500 product categories are ingested by our graph, which allows us to analyze about 75 million daily buyer journeys. Our Interest Map offers a comprehensive, accurate and non-identifying shopper profile for all consumers on whom we have collected information, and is the foundation for the development of compelling advertising solutions - existing and new - that help our clients span the full marketing funnel, across brand awareness, audience targeting and conversion marketing goals. Importantly, we believe the guiding principles of Criteo Shopper Graph - in particular its open, transparent and fair approach to sharing and leveraging data within collectives -, highly differentiate it from the proprietary data management approaches of most of the large Internet platforms and Walled Gardens, and therefore represent attractive guarantees for marketers willing to protect and control their data.
Reach, Scale and Network Effects. Our large and loyal base of clients and first-party publisher partners provide for stability and positive network effects. As of December 31, 2020, we had over 21,000 clients, including some of the largest ecommerce companies in the world, and our client retention rate was approximately 90%. In parallel, as of the same date, we were working with approximately 5,000 direct publishers on both web and apps, in addition to all of our large global and local RTB partners. These direct integrations on both the demand and supply sides ensure access to data in privacy-compliant ways, shielding from the consequences of third-party cookie limitations. As we continue to grow our client base, we continue to grow the number of users who interact with our ads, allowing us to benefit from greater scale when buying inventory from publisher partners, many of whom have granted us preferred access to portions of their advertising inventory. We believe this large and loyal base of clients and publisher partners provides for stability in our business, as well as for significant opportunities to cross-sell and up-sell our product portfolio within our large existing client base. As clients spend more with us and we attract more publisher inventory and deliver more ads, our data assets grow, enabling us to deliver even more precisely targeted and personalized ads and generate a greater impact for our clients. As a result, we believe more commerce and consumer brand clients may use our offering and potentially increase their spend with us. This, in turn, may enable us to increase monetization for publishers and retailers, further expanding our publisher network and enhancing our ability to drive performance for all clients. This cycle of self-reinforcing network effects, based on our large scale and loyal base of clients and publishers, may continue to fuel our business in the future.
Retail Media. Our Retail Media offering provides unique opportunities to both brands and retailers. Our Retail Media value proposition, helping retailers to monetize their data and inventory with brands, is quite unique in the marketplace outside of Amazon. It provides opportunities for brands to advertise on retailers' on-site media, while creating a new source of profitable revenues for large retailers. Criteo's Retail Media Platform is the industry's first self-service and transparent software providing an easy way for brands to manage their online marketing budgets to drive immediate, measurable commerce outcome directly where shoppers search and buy their products. We enable brands, agencies, and multiple retailers to buy and sell retail media using a common platform, thus benefiting from meaningful network effects due to our unique position as the technology supporting a multi-retailer ecosystem, whereas most competitors in the retail media space focus on supporting siloed retailer Walled Gardens. Brands and their agencies use this platform to access unique inventory at meaningful scale, and retailers get access to brand marketing budgets at a scale they would not be able to access on their own. This creates a network effect where the value for customers only increases as more brand and retailer participants join the ecosystem. In addition, our deep technical integrations with retailers, requiring meaningful engineering investment from the retailer, make us very sticky with them and enable us to offer preferred or exclusive inventory to brands and agencies, as well as a superior shopper experience to consumers. We primarily use a server-side technology to integrate our platform with retailer sites and apps. In addition, we require multi-year commitments and product ads exclusivity as part of our standard retailer services agreements. Both our unique inventory access and increasingly deep technical integrations with other advertising technology and reporting platforms provide defensible relationships with brands and agencies. For example, our recently launched API partner program embeds our technology into ad platforms that brands and agencies already use to buy search, social, and other large platforms' ad inventory. Additionally, with many major brand and agency clients, we directly connect our reporting data directly into client analytics and reporting platforms via our APIs.
Superior Insights and Measurement. We believe we have superior capabilities for Commerce Insights and measurement. Our technology provides our clients with the unique ability to measure against product sales at the product SKU level. For example, our commerce insights can bring together organic shopping data with paid media metrics for brands.
Scaled Global Presence. We do business in 104 countries and have a direct operating presence through 29 offices in 19 countries. We have achieved this global presence by replicating and scaling our effective business model across all geographic markets. Large businesses are increasingly seeking global advertising partners able to provide comprehensive offerings that are effective across multiple geographies. We believe we are able to meet this demand by leveraging our scalable AI technology and global network of relationships and are well positioned to serve our clients in virtually every market in which they seek to drive trusted, impactful and measurable business results.
Strong Financial Model. Our profitable, cash-generative financial model allows us to invest for growth while maintaining healthy profitability. Our company has a sustainable, robust profitability margin. In the year ended December 31, 2020, our operating profit margin was 5.3% of revenue and our Adjusted EBITDA as a percentage of Revenue ex-TAC was 30.4%. In addition, we manage our expense base in a disciplined way and focus on driving productivity through operational excellence and automation across the organization. Productivity and efficiency gains enable us to reinvest into strategic growth areas, while maintaining healthy profitability. Our financial model generates a sustainable and significant amount of free cash flow. For the year ended December 31, 2020, we generated free cash flow of $120 million, despite the negative economic conditions triggered by the COVID-19 pandemic. In addition, our company maintains a comfortable cash position, standing at $488 million at the end of fiscal 2020, which, together with marketable securities and our Revolving Credit Facility, provides for financial liquidity of about $960 million, offering ample flexibility. We believe having a profitable, cash-generative financial model providing for financial flexibility and allowing for an investment capacity is a competitive advantage, in particular compared to multiple sub-scale companies in our industry.
Our Business & Growth Opportunities
Our mission is to power the world's marketers, brands, retailers, publishers, content creators and agencies with trusted and impactful advertising. We enable brand and retailers' business growth by providing best-in-class marketing and monetization services and driving measurable business outcomes at scale through Commerce Media. As described throughout, our vision is to build the world's leading Commerce Media Platform for brands, agencies and retailers.
We are currently strengthening the Criteo Commerce Media Platform and expanding our business through several opportunities, both within our existing suite of solutions and in new areas, always focused on driving trusted and impactful business outcomes for clients. One key priority is to drive sustainable and profitable growth for our business. This involves increasing our focus even more on the fast-growing ecommerce space and broadening our value proposition to cover all Commerce Media marketing goals in a holistic way, while always driving measurable business outcomes to clients, including sales. In parallel, we are focused on investing into our strategic growth priorities and self-funding for these investments by driving efficiency across the organization. The core elements of our business strategy include:
Strengthen the Core. We intend to strengthen our retargeting product, aimed at converting our clients' customers in both the web and apps. We intend to achieve this by strengthening our strong differentiators, including around Criteo Shopper Graph and user identification thanks to our first-party media network, continuously improving Criteo's AI Engine technology and the strong performance of our core product in all environments, providing more transparency on our value proposition, and adding new clients and publishers. We are also adding multiple capabilities, like third-party measurement, through industry partnerships to enhance our core solution.

Over the past three years, the growth of retargeting has been slowing down and turned negative since 2019. Over the period, cookie restrictions on several browsers have had a significant negative impact on our business on the web, including on retargeting. The COVID-19 pandemic was an additional headwind to this business in 2020, impacting in particular our clients in the Travel and Classifieds verticals, as well as some large brick-and-mortar retailers. Beyond these headwinds, and while retargeting continued to grow in the midmarket, the softness has been more pronounced with large customers.

We are taking several measures to stabilize our retargeting business over time, including:
•Maintaining a high level of preferred direct publishers relationships, allowing us to grow our first-party media network and reduce our exposure to third-party cookies. We expect to continue to expand our first-party media network, sheltered from cookie restriction, by increasing the deployment of Criteo Direct Bidder with large publishers, both on the web and on mobile apps;
•Encouraging our clients and publishers to adopt Unified ID 2.0, an open-sourced identity framework dedicated to digital advertising and respectful of users' privacy, providing a replacement to third-party cookie bearing users' consent;
•Growing our capabilities as a differentiated Demand-Side-Platform specifically for commerce, including for upper-funnel marketing on top of our strengths in lower funnel, offering more flexibility throughout the stack, and adjusting our pricing model to increase the transparency of our value proposition for our core product;
•Further expanding our global client base across customer categories. We have a track-record of entering new geographic markets, adding new clients successfully and rapidly gaining commercial traction. We intend to continue to grow our client base, both in the large customer and midmarket categories. In particular, we continue to build and roll out our self-registration sales channel for smaller clients, and to expand our partnerships with Ecommerce Platform Partners, to increase our penetration of the large opportunity we see in the low end of the midmarket. We believe opportunities also remain to grow our business with large customers in markets where we already operate, including in Western Europe, the U.S. and Japan; and
•Providing even more transparency and control to advertisers and their agencies through our self-service platform.
Expand Our Product Portfolio. We intend to continue to leverage our existing assets to strengthen our business outside of retargeting, continue to build and expand our suite of fast-growing marketing and monetization solutions, and build further competitive moats around our core assets.
In fiscal year 2020, our new solutions outside of retargeting already represented close to 20% of our total business, as measured on a Revenue ex-TAC basis, including 24% in the fourth quarter 2020. We are investing in the growth of these new solutions and expect them to represent close to 30% of our overall business in 2021.
Our new solutions are focused on the following areas:
•Retail Media: We believe Criteo Retail Media is a particularly differentiated offering in the marketplace and offers significant growth opportunities for us. We will continue to roll out the Retail Media Platform to new markets and move all our Retail Media campaigns to the platform, making the digital stores of large retailers a key advertising channel to generate high gross margin revenue from consumer brands. In addition, we intend to grow the number of retailers we work with in the U.S. and Europe, deepen our share of wallets with existing retailer and brand customers, accelerate our geographic expansion in Europe and enter new markets in the APAC region, grow our offsite advertising capabilities for brands across our premium publisher network on the open Internet, potentially enter Retail Media for retailer marketplaces, bring more commerce insights to brands as a key value-added service and provide brands with an integrated view on the Retail Media spend on Walled Garden retailers

•Brand awareness: We are extending our offering to allow for more brand awareness campaigns for both brands and retailers on the open Internet, including in video formats and through the Connected TV channel.

•Audience Targeting: We already address customer acquisition as a marketing objective and intend to continue growing it, along with similar use cases building on audiences based on our shopper data. In addition, we are investing resources in enhancing the efficacy and impact of cohort advertising on our ecosystem and help shape the end solution which will replace third-party cookies in the Google Chrome browser environment.

•Contextual advertising: We are also developing new solutions for contextual advertising to accompany our clients in the fast-changing identity landscape. We believe our approach to contextual advertising is different from what currently exists in the market as we are using first-party data to add a commerce “signature” to the content consumers are reading and watching across the Open Internet. This enables us to go beyond traditional contextual inferences of interest and intent to indicate what combinations of content are actually driving purchases.

•Omnichannel: Within Criteo Marketing Solutions, we also intend to grow our Omnichannel capabilities. A large portion of our commerce client base operates physical stores and still generates a significant percentage of their sales from these stores. While retailers extract massive amounts of sales data from their physical stores, they often lack the sophisticated technology necessary to activate this dataset for sales generation, both online and offline. As a result, retailers are increasingly interested in omnichannel advertising solutions that allow them to target their customers everywhere and bridge the gap between online and offline. Omnichannel is one of the fastest-growing opportunities for Criteo: in fiscal year 2020, our Omnichannel business grew close to 120% on a Revenue ex-TAC basis. We intend to further expand our solutions for omnichannel advertising, including by feeding our clients' offline CRM data into our Identity Graph, in order to further grow the match rate of offline consumers with their online profile.
Explore Strategic Game Changers. We look for opportunities to extend and accelerate the growth of our business by exploring and bringing strategic assets and capabilities through partnerships and M&A, in addition to executing organically.
For example, in 2020, we entered and expanded a number of partnerships.
•We joined the open-source Unified ID 2.0 initiative, a new approach to identity that represents an upgrade to third-party cookies, preserves the value exchange of advertising on the open Internet, while providing improved consumer controls;
•We launched the Criteo Partners program, helping our ad agency channel partners, to better utilize Criteo Marketing Solutions and shopper data, in particular by accessing training and certification programs;
•We launched the Criteo Product Ads module in ecommerce platform PrestaShop, allowing PrestaShop merchants to attract users to visit their online stores and buy from them. The Criteo Product Ads module enhances customer experience through relevant product ads while helping merchants automate their efforts to attract new visitors for their site and encourage them to complete their purchase;
•We integrated Nielsen’s Digital Ad Ratings (DAR), the industry standard for digital ad measurement, and Digital Brand Effect to help advertisers better measure and optimize brand lift metrics with Criteo solutions;
•And we partnered with Oracle Data Cloud to strengthen our existing brand safety offering. Criteo’s AI Engine is now integrated with Oracle Contextual Intelligence, a solution providing real-time content review and pre-bid classification to clients across brand-suitable categories.
In the future, we intend to continue to collaborate with existing and new industry partners to extend the capabilities and functionalities of the Criteo Commerce Media Platform, beyond what we currently offer on a standalone basis. This may include partnerships with other Demand-Side-Platforms or other ecosystem players to extend our customer reach to new client categories or agencies. In addition, we may look at further expanding our access to video inventory, both in the Web and mobile apps, as well as extending our access to Connected TV inventory on a much larger scale.
We continue to evaluate and execute on M&A transactions, with a critical assessment on technologies and businesses that have the potential to enhance, complement or expand our strategic capabilities, including our technology, our marketing and monetization solutions, go-to-market, or R&D team. We target acquisitions that, over time, can be efficiently integrated into the Criteo Commerce Media Platform, including into our AI technology, global operations and company culture, while preserving the quality and performance of our offering. Key criteria for acquisitions include demonstrated revenue traction and a proven value proposition for clients and partners and are easy to integrate. Our entrepreneurial culture, growth opportunity, global scale, financial profile, strong brand and market position enable us to be an attractive acquirer.
Drive Technology and Operations Excellence. We take a Portfolio Management approach to managing our business, organization and expense base: right-sizing or streamlining the parts of the business with declining revenue in order to enable investments on the growing parts of our business into technology innovation and other strategic priorities. We intend to continue to invest in the growth of our business, while driving productivity and efficiency gains through operational excellence across the company and maintaining healthy profitability. We believe these investments will feed the long-term sustainable growth of our business.

We intend to continue to make investments in our technology innovation and new product development, including in Retail Media, our first-party media network, Contextual advertising, video, Connected TV and Commerce Insights. We expect these investments to further strengthen our Commerce Media Platform. Driving operational excellence through the company to self-fund for our investments involves increasing automation and the scalability of our operations, as well as having a responsible and effective approach to expense management, across all teams, functions and global offices.
The below graphic illustrates where Criteo stands in 2020 in executing on its strategy to build the Commerce Media Platform.
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
This strategic relationship may be terminated by either party for material breach or other customary events. The term of this strategic relationship was renewed to August 2021 and will continue to renew automatically thereafter for one-year terms if neither party provides advance written notice of its intent not to renew within a specified period of time.
Infrastructure
Our ability to execute depends on our highly sophisticated global technology software and hardware infrastructure. As of December 31, 2020, our global infrastructure included over 49,000 servers through a global network of nine data centers, including two Hadoop clusters, that comprise to 10,350 servers hosting 200,000 processing cores, providing a storage capacity exceeding 750,000 terabytes and 2,000 terabytes of random-access memory. Our global infrastructure is divided into three independent geographic zones in the Americas, Asia-Pacific and EMEA. In each of these geographic zones, our services are delivered through data centers that support this particular zone. We generally rely on more than one data center in any given zone. Within large zones, the data centers are strategically placed to be close to our clients, publishers and users. This provides the benefit of minimizing the impact of network latency within a particular zone, especially for time-constrained services such as RTB. In addition, we replicate data across multiple data centers to maximize availability and performance. We also generally seek to distribute workload across multiple locations to avoid overloads in our systems and increase reliability through redundancy.

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
Our Clients
Our client base for Criteo Marketing Solutions consists primarily of companies in the retail, travel and classifieds verticals, which we refer to as "commerce companies" or "commerce clients", and includes some of the largest and most sophisticated commerce companies in the world. These companies range from large, global, diversified commerce companies to mid-sized regional companies. With Criteo Retail Media, we also serve consumer brand manufacturers, which we refer to as "consumer brands" or "consumer brand clients". As of December 31, 2020, we had more than 21,000 clients (both commerce and consumer brand clients combined).
In 2020, approximately 68% of our client relationships were held directly with the client, whereby there was no advertising agency or any other third-party involved in our client relationship on the Criteo Marketing Solutions side of the business, whereas 49% of our Criteo Retail Media revenue comes from agencies.
We believe our business is not substantially dependent on any particular client or group of clients. In 2020, 2019 and 2018, our largest client represented 3.5%, 2.8% and 2.0% of our revenue, respectively, and in 2020, 2019 and 2018, our largest 10 clients represented 13.7%, 11.4% and 11.7% of our revenue in the aggregate, respectively.
There is no group of customers under common control or customers that are affiliates of each other constituting an aggregate amount equal to 10% or more of our consolidated revenues, the loss of which would have a material adverse effect on Criteo.
We define a client to be a unique party from whom we have received a signed contract or an insertion order and for whom we have delivered an advertisement or monetized an advertising inventory during the previous 12 months. We count specific brands or divisions within the same business as distinct clients so long as those entities have separately signed insertion orders with us. In the case of some solutions within Criteo Retail Media, we count the parent company of the brands as an individual client, even if several distinct brands pertaining to the same parent company have signed separate contracts or insertion orders with us. On the other hand, we count a client who runs campaigns in multiple geographies as a single client, even though multiple insertion orders may be involved. When the insertion order is with an advertising agency, we generally consider the client on whose behalf the advertising campaign is conducted as the “client” for purposes of this calculation. In the event a client has its advertising spend with us managed by multiple agencies, that client is counted as a single client.
Our client base is composed of two client categories: the large customer category and the midmarket category. We define large customers as the top-50 or the top-100 commerce websites per vertical in a given geographic market, depending on the depth of that market, based on the number of monthly unique visitors as measured by comScore or other third-party providers of such information. We define a midmarket client as any client outside of the large customer category per vertical in a given geographic market, depending on the depth of that market, and with a certain minimum threshold number of unique monthly visitors to their digital property, as measured by comScore or other third-party providers of such information. This minimum threshold varies by market, but is generally around 40,000 unique monthly visitors for our more developed markets. The delineation between the large customer and midmarket categories is fluid and the Company may decide, from time to time, to move some clients from one category to another. We may segment our client base in different ways in the future and adjust our go-to-market strategy accordingly.
Research and Development
We invest substantial resources in research and development to conduct fundamental research on artificial intelligence, machine-learning models, enhance the algorithms in Criteo AI Engine, develop new features and solutions, conduct quality assurance testing, improve our core technology and enhance our technology infrastructure. Our engineering group is primarily located in research and development centers in Paris, France, Grenoble, France and Ann Arbor, Michigan. We expect to continue to expand capabilities of our technology in the future and to invest significantly in continued research and development and new solutions efforts. We had 624 employees primarily engaged Research and Development and Product as of December 31, 2020. Research and development expenses, including expenses related to the Product group, totaled $132.5 million, $172.6 million and $179.3 million for 2020, 2019 and 2018, respectively.

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
Agreements with our employees and consultants may also be breached, and we may not have adequate remedies to address any breach. Further, to the extent that our employees or consultants use intellectual property owned by others in their work for us, disputes may arise as to the rights to know-how and inventions relating thereto or resulting therefrom. Finally, our trade secrets may otherwise become known or be independently discovered by competitors and unauthorized parties may attempt to copy aspects of the Criteo Commerce Media Platform or obtain and use information that we regard as proprietary.
As of December 31, 2020, we held sixteen patents issued by the U.S. Patent and Trademark Office, one patent issued by the French Patent Office, one patent issued by the European Patent Office, one patent issued by the Japan Patent Office and one patent issued by the Korean Intellectual Property Office, and had filed 10 non-provisional U.S. patent applications and four European patent applications. We also own and use registered and unregistered trademarks on or in connection with our products and services in numerous jurisdictions. In addition, we have also registered numerous internet domain names.
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

Privacy, Data Protection and Content Control

Legal and Regulatory

Privacy and data protection laws play a significant role in our business. The regulatory environment for the collection and use of consumer data by advertising networks, advertisers and publishers is frequently evolving in the United States, Europe and elsewhere. The United States and foreign governments have enacted, considered or are considering legislation or regulations that could significantly restrict industry participants’ ability to collect, augment, analyze, use and share personal data, such as by regulating the level of consumer notice and consent required before a company can utilize cookies or other tracking technologies.

In the United States, at both the federal and state level, there are laws that govern activities such as the collection and use of data by companies like us. At the federal level, online advertising activities in the United States have primarily been subject to regulation by the Federal Trade Commission, or the FTC, which has regularly relied upon Section 5 of the Federal Trade Commission Act, or Section 5, to enforce against unfair and deceptive trade practices, including alleged violations of consumer privacy interests. Various states have also enacted legislation that governs these practices. For example, on September 27, 2013, the governor of California signed into law AB 370, an amendment to the California Online Privacy Protection Act of 2003, or CalOPPA. This amendment requires that we disclose in our privacy policy how we respond to web browser "do not track" signals. Our current privacy policy discloses that we do not respond to web browser "do not track" signals but that we do respond to opt-out requests made through our proprietary opt-out button or through industry opt-out platforms (namely Network Advertising Initiative and Digital Advertising Alliance). However, the US privacy law framework may be subject to significant evolutions in the near future both at a federal and at a state level. At a federal level, lawmakers are currently considering the possibility of adopting a federal privacy law. In 2018, the State of California adopted the California Consumer Privacy Act, or the CCPA. The CCPA has been characterized as the first “GDPR-like” privacy statute to be enacted in the U.S. because its scope, and a number of the key provisions, resemble the GDPR. The CCPA establishes a new privacy framework for covered businesses by, among other requirements, creating an expanded definition of personal information, establishing new data privacy rights for consumers in the State of California, imposing special rules on the collection of personal data from minors, creating new notice obligations and new limits on the sale of personal information, and creating a new and potentially severe statutory damages framework for violations of the CCPA and for businesses that fail to implement reasonable security procedures and practices to prevent data breaches. As currently enacted, we and partners in our industry have been required to comply with these requirements since January 1, 2020, when the CCPA became effective. As with GDPR, the advertising technology marketplace may have to adapt to operating under the CCPA where it applies. Our advertising or publishing partners may impose new CCPA restrictions with which we must adapt and comply. This past November, the voters in California voted to pass the California Privacy Rights Act (“CPRA”), an Act that both amends and expands the scope of the CCPA. The CPRA will become effective on January 1, 2023, with a look back period to January 1, 2022. The CPRA creates new criteria by which businesses can be regulated, expands the definition of “personal information” to more closely match Europe, a new audit requirement, and the creation of an agency to oversee enforcement of the CPRA. The CPRA also explicitly provides an opt-out right for cross-contextual behavioral advertising. We cannot predict the timing or outcome of this adaptation or the effect on our business. Adapting our business to the CCPA and the forthcoming new requirements under the CPRA could involve substantial resources and expense, and may cause us to divert resources from other aspects of our business, all of which may adversely affect our business.

In addition, the Criteo Commerce Media Platform reaches users throughout the world, including in Europe, Australia, Canada, South America and Asia-Pacific. As a result, some of our activities may also be subject to the laws of foreign jurisdictions. In particular, data protection laws in Europe can be more restrictive regarding the collection and use of data than those in U.S. jurisdictions.

In the European Union, the two main pillars of the data protection legal framework are the E-Privacy Directive (Directive on Privacy and Electronic Communications) and the General Data Protection Regulation (GDPR), which was implemented in May 2018.

The E-Privacy Directive directs EU member states to ensure that accessing information on an Internet user’s computer, such as through a cookie and other similar technologies, is allowed only if the Internet user has been informed about such access and given his or her consent. A recent ruling by the Court of Justice of the European Union clarified that such consent must be reflected by an affirmative act of the user, and European regulators are increasingly agitating for more robust forms of consent. These developments may result in decreased reliance on implied consent mechanisms that have been used to meet requirements of the E-Privacy Directive in some markets. A replacement for the E-Privacy Directive is currently under discussion by EU member states to complement and bring electronic communication services in line with the GDPR and force a harmonized approach across EU member states. It is possible that the proposed e-privacy regulation could further raise the bar for the use of cookies and the fines and penalties for breach could be significant.
In December 2016, the EU institutions reached an agreement on the GDPR. The GDPR has updated principles drawn from the 1995 Data Protection Directive while imposing new levels of sanctions for non-compliance. The EU data protection authorities have also been granted power to impose administrative fines of up to a maximum of €20 million or 4% of the data controller's or data processor's global turnover for the preceding financial year, whichever is higher.

We believe that the regulation has no material impact on our business or the way our technologies operate. However, GDPR is still a relatively recent regulation with no established case law. Therefore interpretations of the GDPR may vary, especially with respect to the articulation between GDPR (lex generali) and E-Privacy Directive (lex speciali) and the conditions for the collection of a valid "cookie" consent, and thus there can be no assurance that this will not have any particular impact on our business, technologies or practices in the medium to long term.
On October 1, 2020, the French data protection authority (Commission Nationale de l'Informatique et des Libertés, or CNIL) issued the final version of its guidelines on the use of cookies and other trackers and its final recommendations on modalities for obtaining users’ consent to store or read non-essential cookies and similar technologies on their devices. The recommendations provide that, when required, consent must be indicated by a clear and positive action of the data subject, such as by clicking on an “accept all” button on the first layer of the consent management platform. CNIL also noted that it should be as easy to refuse consent to the use of cookies as it is to accept consent, and a “refuse all” button should be present on the first layer of the consent management platform, equivalent to the “accept all” button in terms of size, position and color. Further, the ability to withdraw consent must be readily available at all times. The recommendations are not binding, nor are they intended to be prescriptive and exhaustive. Companies have until March 2021 to ensure compliance with these guidelines.
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

Criteo became one of the first companies to broadly include an "Ad Choices" link in all the advertisements we deliver, which gives users access to clear, transparent, detailed and user-friendly information about personalized advertisements and the data practices associated with the advertisements they receive. In addition, we provide consumers with an easy-to-use and easy-to-access mechanism to control their advertising experience and opt out of receiving targeted advertisements we deliver.
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
Competition
We compete in the broader market for digital marketing and media monetization, primarily through Display Advertising. Our market is complex, rapidly evolving, highly competitive, still fragmented and yet rapidly consolidating. We face significant competition in this market, which we expect to intensify in the future, partially as a result of potential new entrants in our market, including but not limited to large well-established internet publishers and players, in particular as we continue to expand the breadth of the Criteo Commerce Media Platform. We currently compete with large, well-established companies, such as Amazon, Facebook, Google, and Microsoft, independent Demand-Side Platforms ("DSPs"), such as The Trade Desk or MediaMath, as well as smaller, privately held companies. Potential competition could emerge from large enterprise marketing platforms, like Adobe Systems Inc. ("Adobe"), Oracle Corporation ("Oracle") and Salesforce.com, Inc. ("Salesforce"), or public and private companies specialized in the Marketing Technology ("MarTech") space. In addition, web browsers, and desktop and mobile operating systems developed by large software companies like Google and Apple Inc. ("Apple") can have a significant influence and impact on the way we operate. We believe the principal competitive factors in our industry include:
•access to granular commerce data on a large scale;
•technology-based ability to activate data, in particular commerce data, for multiple digital marketing and media monetization goals, along the entire consumer journey;
•technology-based ability to generate advertisers' desired business outcomes, including, but not limited to, high return on advertising spend at scale;
•relevance and breadth of solutions to address numerous digital marketing and media monetization goals;
•breadth and depth of consumer reach, including across the open Internet;
•marketer and publisher control over the objectives, parameters and performance of their advertising campaigns through modular, flexible and easy-to-use tools and services available on a self-service interface;
•measurability of the advertising spend performance, based on clear and transparent measurement metrics;
•completeness and effectiveness of solutions across digital devices, commerce and advertising environments, platforms and operating systems, advertising channels and publisher environments;
•transparency of pricing models, aligning with the value propositions provided to marketers;
•openness, transparency, security and fairness of data sharing and data management practices;
•client trust;
•global presence;
•client service and detailed, transparent client reporting available on a self-service basis;
•commitment to data protection and user privacy; and
•ease of use.
We believe that we are well positioned with respect to all of these factors and expect to continue to capture an increasing share of digital marketing and media monetization budgets worldwide.

Seasonality
Our client base consists primarily of commerce of companies in the Retail, Travel and Classifieds industries, which we refer to as “commerce companies” or “commerce clients”. In the digital Retail industry and the consumer brand verticals in particular, many businesses devote the largest portion of their advertising spend to the fourth quarter of the calendar year, to coincide with increased holiday spending by consumers. With respect to Criteo Retail Media, the concentration of advertising spend in the fourth quarter of the calendar year may be particularly pronounced. Our Retail clients typically conduct fewer advertising campaigns in the first and second quarters than they do in other quarters, while our Travel clients typically increase their travel campaigns in the first and third quarters and conduct fewer advertising campaigns in the second quarter. As a result, our revenue tends to be seasonal in nature. If the seasonal fluctuations become more pronounced, our operating cash flows could fluctuate materially from period to period.
Employees and Human Capital Management
As of December 31, 2020, we had 2,594 employees. Our employees employed by French entities (1,006 employees) are represented by a labor union and employee representative bodies (works' council, employee delegates and a health and safety committee) and covered by collective bargaining agreements. We consider labor relations to be good and have not experienced any work stoppages, slowdowns or other serious labor problems that have materially impeded our business operations.
We have a demonstrated history of commitment to the well-being and success of our workforce, and our company is driven by our core values of “open, together and impactful”. Attracting and retaining top talent is a key objective at Criteo, and we invest significantly in talent acquisition. Employee health and safety is a priority for Criteo. We devote time and efforts across all of our locations to provide positive working conditions, work-life balance and the healthiest office environment for our employees.

We value diversity in the workforce. For example, as of December 31, 2020, 41% of our 2,594 employees were female. Further, we have a global roadmap for gender equality and have internal dashboards dedicated to that purpose. We also have a diversity and inclusion roadmap, focused on areas such as social diversity, disability and ethnic diversity. We also have seven Employees Resource Groups who carry out awareness projects around diversity & inclusion and environmental topics.

Additionally, we strive to provide exceptional training opportunities and development programs for our employees. In 2020, over 30,000 training hours were delivered to our employees. To assess and improve employee retention and engagement, we periodically survey employees, and take action to address areas of employee concern. In 2020, we carried out two employee surveys specific to COVID-19 concerns, soliciting feedback on a wide range of topics from well-being to productivity to social links with other employees.
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
Risks Related to Our Business and Industry
If we fail to innovate, enhance our brand, adapt and respond effectively to rapidly changing technology, our offerings may become less competitive or obsolete. Our investments in new solutions and technologies to address new marketing goals for our clients are inherently risky and may not be successful.

Our industry and business are subject to rapid and frequent changes in technology, evolving client needs and the frequent introduction by our competitors of new and enhanced offerings. Our future success will depend on our ability to continuously enhance and improve our offerings to meet client needs, add functionality to and improve the performance of the Criteo Commerce Media Platform, and address technological and industry advancements. If we are unable to enhance our solutions to meet market demand in a timely manner, we may not be able to maintain our existing clients or attract new clients.

Our investments into new solutions and technologies are inherently risky and may not be successful. Addressing broader marketing and monetization goals, in particular customer acquisition and brand awareness, is relatively new to us, and we have had to invest substantial resources to adapt our model, pricing and organization to support this expansion. It also implies investing in new advertising formats like video for Connected TV. Similarly, we do not have a long or established track record of competing successfully in this space. If we are not successful in expanding our solutions along broader marketing goals, our results of operations could be adversely affected. Furthermore, we believe that the importance of brand recognition will increase as competition in our market increases.

In addition, we have made, and intend to continue to make, substantial investments in order to further build our brand, strengthen the Criteo Commerce Media Platform and scale our technology capabilities. However, if we are unable to continuously enhance and improve our offerings, we may be unable to respond effectively to changes in our industry, technology or user preferences, and our solutions may become less competitive or obsolete. Furthermore, brand promotion activities may not yield any increased revenue, and even if they do, any increased revenue may not offset the expenses we incurred in building our brand.

We have significant global sales and operations and face risks related to health epidemics that could impact our sales and operating results. In particular, our business has been and we expect will continue to be negatively impacted by the ongoing COVID-19 pandemic and the global attempt to contain it.

We face various risks related to health epidemics, pandemics and similar outbreaks, including the ongoing COVID-19 pandemic. Any outbreak of contagious diseases, and other adverse public health developments, could have a material adverse effect on our business operations. The spread of COVID-19 and the various attempts to contain it have created significant volatility, uncertainty and economic disruption to our clients’ businesses. Certain of our customers, especially those in the Travel and Classified verticals, as well as traditional brick-and-mortar retailers, have seen their businesses and revenues negatively impacted by the COVID-19 pandemic. As a result, we have seen a continued negative impact on our revenues tied to COVID-19 since March 2020. We expect that the negative impact of the COVID-19 pandemic on our revenues will continue until economic conditions durably improve and stabilize.
The impact of the ongoing pandemic has adversely impacted and may continue to adversely impact our business, financial position and results of operations in several ways, including, but not limited to:
•Significant reductions or volatility in demand for our services as customers pause their campaigns with us, decrease advertiser spend, decide not to enter into new purchase commitments, enter bankruptcy proceedings, or otherwise decrease investment in their business due to financial downturns or general economic uncertainty. This would result in a significant decline in our revenues, which could persist through and beyond the pandemic period.
•A hindrance on our ability to operate, as well as our partners’ and/or customers’ ability to operate, in affected areas, which may cause our business and operating results to decline.

•A significant decrease in our operating cash flows due to deterioration in the credit quality and liquidity of our customers and their ability to meet their payment obligations to us, which could adversely affect our accounts receivable.
•The shift to a remote working environment may negatively impact our productivity, connectivity, and oversight, and may increase our expenses. It is not clear when a return to worksite locations or travel will be permitted or what restrictions will be in place in those environments. The extent and/or duration of ongoing workforce restrictions and limitations could impact our ability to enhance, develop and support existing products and services, hold sales and marketing events, and generate new sales leads.

To the extent the COVID-19 pandemic or any other health epidemic or outbreak adversely impacts our business, operations and financial results, it may also result in the heightening the other risks described in “Item 1A. Risk Factors” and elsewhere in this Form 10-K.

We face intense and increasing competition for employee talent, and if we do not retain and continue to attract highly skilled talent or retain our senior management team and other key employees, we may not be able to sustain our growth or achieve our business objectives.

Our future success depends on our ability to continue to attract, retain and motivate highly skilled employees, particularly AI experts, software engineers, product managers and other employees with the technical skills that enable us to deliver effective advertising solutions, client sales and publisher partnership representatives with experience in digital advertising. Competition for highly skilled employees in our industry is intense, in particular in the fields of AI and data science, and we expect certain of our key competitors, who generally are larger than us and have access to more substantial resources, to pursue top talent aggressively on a global basis.
Our future success also depends on the continued service of our senior management team. Our management team has been and may again be spread across multiple physical locations and geographies, which can strain the organization and make coordinated management more challenging. We have recently experienced several changes to senior management, and we are in the process of deeply transforming our business, including through certain cost reduction activities. Transition periods accompanying changes in leadership and changes due to business reorganization may result in uncertainty, impact business performance and strategies, and retention of key personnel. We may be unable to attract or retain the management and highly skilled personnel who are critical to our success, which could hinder our ability to keep pace with innovation and technological change in our industry or result in harm to our key client and publisher relationships, loss of key information, expertise or proprietary knowledge and unanticipated recruitment and training costs.
In addition, we believe that our corporate culture fosters teamwork, impactful results and an open environment. As our organization grows and evolves, we may need to implement more complex organizational management structures or adapt our corporate culture and work environments to changing circumstances, such as during times of a natural disaster or pandemic (including COVID-19). These changes could impact our ability to compete effectively, or could have an adverse impact on our corporate culture.

The market in which we participate is intensely competitive, and we may not be able to compete successfully with our current or future competitors.

The market for internet advertising solutions is highly competitive and rapidly changing. New technologies and methods of buying advertising present a dynamic competitive challenge as market participants develop and offer multiple new products and services aimed at facilitating and/or capturing advertising spend. With the introduction of new technologies and the influx of new entrants to the market, including large established companies and companies that we do not yet know about or do not yet exist, we expect competition to persist and intensify in the future, which could harm our ability to increase sales and maintain our profitability.
Large and established internet and technology companies may have the power to significantly change the very nature of the digital advertising marketplaces in ways that could materially disadvantage us. These companies could leverage their positions to make changes to their web browsers, mobile operating systems, platforms, exchanges, networks or other solutions or services that could be significantly harmful to our business and results of operations. These companies also have significantly larger resources than we do, and in many cases have advantageous competitive positions in popular products and services like Gmail, YouTube, Chrome, Facebook and Instagram, which they can use to their advantage. Furthermore, our competitors include large and established internet and technology companies that have invested substantial resources in innovation, which could lead to technological advancements that change the competitive dynamics of our business in ways that we may not be able to predict.

In addition to competing for advertising spend, we compete with many companies for advertising inventory, some of whom also operate their own advertising networks or exchanges from which we buy advertising inventory. Some of these companies that we compete with, either for advertising spend or for advertising inventory, may also be our clients or affiliated with our clients or important sources of advertising inventory. Competitive pressure may incentivize such companies to cease to be our clients or cease to provide us with access to their advertising inventory. If this were to occur, our ability to place advertisements would be significantly impaired and our results of operations would be adversely affected. We also face competition for advertising spend from within our own clients. Some large advertisers are increasingly developing in-house advertising technologies, facilitated by self-service tools offered by internet and technology companies like Adobe and Google. Similarly, large enterprise marketing platforms, like Adobe, Oracle, and Salesforce.com, Inc., could create tools that offer our clients additional opportunities to allocate advertising dollars to in-house campaigns. Competition could also hinder the success of new advertising solutions that we offer in the future.

If any of these risks were to materialize, our ability to compete effectively could be significantly compromised and our results of operations could be harmed. Any of these developments would make it more difficult for us to sell our offerings and could result in increased pricing pressure, reduced gross margins, increased sales and marketing expense and/or the loss of market share.

If we fail to access a consistent supply of advertising inventory and expand our access to such inventory, our business and results of operations could be harmed.

Essentially all of our revenue is derived from placing advertisements on publisher digital properties that we do not own. As a result, we do not own or control the advertising inventory upon which our business depends. We currently access advertising inventory through various channels, including through direct relationships with publishers and large retailers, advertising exchange platforms and other platforms that aggregate the supply of advertising inventory.

Since many widely used aggregators of advertising inventory are owned by companies that may compete with us for clients, competitive pressure may incentivize these companies to limit our access to advertising inventory available through their platforms. For example, in September 2019 we filed a complaint with the French Competition Authority against Facebook, due to Facebook’s gradual exclusion of companies including Criteo from the Facebook platform. The fact that advertising inventory available within "walled-garden" publisher environments tends to grow faster than other advertising inventory available on the market may limit the growth of our access to advertising inventory or our mere access to it overall. In addition, industry or technological changes may affect our access to inventory or the price we pay for inventory.

Similarly, our ability to continue to purchase inventory from many of the publishers and large retailers with whom we have direct relationships depends in part on our ability to consistently pay sufficiently competitive CPMs for their advertising inventory, or in the case of some Criteo Retail Media solutions, to generate sufficient advertising revenue for retailers, as well as our ability to offer advertisements from high quality companies. As more companies compete for advertising impressions on advertising exchange platforms and other platforms that aggregate supply of advertising inventory, advertising inventory may become more expensive, which may adversely affect our ability to acquire it and to deliver advertisements on a profitable basis. We may in the future have to increasingly rely on direct relationships with strong publisher partners in order to maintain the necessary access to quality advertising inventory, and we may not be able to do so on terms that are favorable to us. In addition, to support the growth of our solutions for the Awareness and Consideration marketing goals—aimed at generating brand awareness for clients and driving new visitors or prospective customers for clients—we will need to expand our access to video and connected TV inventory, both in the web and in mobile applications, the price of which may not be available on terms that are favorable to us.

Additionally, we are party to certain agreements with partners that provide us with preferred access to inventory. If the terms of those agreements change and we lose our preferred access, then our financial results could be adversely affected.

If we are not successful in these endeavors, our business and results of operations could be harmed.

The failure by Criteo AI Engine to accurately predict engagement by users could result in significant costs to us, lost revenue and diminished advertising inventory.

The effective delivery of our digital advertising solution depends on the ability of Criteo AI Engine to predict the likelihood that a consumer will engage with any given internet display advertisement with a sufficient degree of accuracy that our clients can achieve desirable returns on their advertising spend. We historically charged our clients primarily based on a cost-per-click pricing model, and our clients only paid us when a user engaged with the advertisement, usually by clicking on it. Although we have started evolving our pricing models alongside our broader suite of solutions, the majority of our revenue is generated through cost-per-click pricing models or equivalent.

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

In addition, as we have increased the number of clients and publishers that use our offerings on a global basis, we have experienced significant growth in the amount and complexity of data processed by Criteo AI Engine and the number of advertising impressions we deliver. As the amount of data and number of variables processed by Criteo AI Engine increase, and the calculations that the algorithms must compute become increasingly complex, the risk of errors in the type of data collected, stored, generated or accessed also increases.

Fraudulent or malicious activity, including non-human traffic, could also impair the proper functioning of Criteo AI Engine. For example, the use of bots or other automated or manual mechanisms to generate fraudulent clicks or misattribute clicks on advertisements we deliver could overstate the performance of our advertising. Due to the higher CPM paid for video and connected TV advertisements, the risk of fraudulent traffic may increase as we increase our purchasing of video and connected TV inventory.

If we were to experience significant errors, defects, or fraudulent or malicious activity in Criteo AI Engine, our solution could be impaired or stop working altogether, which could prevent us from purchasing any advertising inventory and generating any revenue until the errors, defects or fraudulent or malicious activity were detected and corrected. Other negative consequences from significant errors, defects or fraudulent or malicious activity in Criteo AI Engine could include:
•a loss of clients and publishers or a decrease in inventory purchased by clients;
•fewer consumer visits to our client websites or mobile applications;
•lower click-through rates or conversion rates;
•lower profitability per impression, up to and including negative margins;
•faulty inventory purchase decisions for which we may need to bear the cost;
•lower return on advertising spend for our clients;
•lower price for the advertising inventory we are able to offer to publishers;
•delivery of advertisements that are less relevant or irrelevant to users;
•refusals to pay, demands for refunds, loss of confidence, withdrawal of future business and potential liability for damages or regulatory inquiries or lawsuits; and
•negative publicity or harm to our reputation.

As a result, the failure by Criteo AI Engine to accurately predict engagement of users and to continue to do so over time could result in significant costs to us, lost revenue and diminished advertising inventory.

Regulatory, legislative or self-regulatory developments regarding internet privacy matters could adversely affect our ability to conduct our business.

Governmental authorities around the world have enacted, considered or are considering legislation or regulations that could significantly restrict our ability to collect, process, use, transfer and pool data collected from and about consumers and devices. Trade associations and industry self-regulatory groups have also promulgated best practices and other industry standards relating to targeted advertising.

In the European Union, the two main pillars of the data protection legal framework are the Directive on Privacy and Electronic Communications (E-Privacy Directive) and the GDPR. The E-Privacy Directive directs EU member states to ensure that accessing information on an Internet user’s computer, such as through a cookie and other similar technologies, is allowed only if the Internet user has been informed about such access and given his or her consent. A recent ruling by the Court of Justice of the European Union clarified that such consent must be reflected by an affirmative act of the user, and European regulators are increasingly agitating for more robust forms of consent. These developments may result in decreased reliance on implied consent mechanisms that have been used to meet requirements of the E-Privacy Directive in some markets. A replacement by an e-privacy regulation for the E-Privacy Directive is currently under discussion by EU member states to complement and bring electronic communication services in line with the GDPR and force a harmonized approach across EU member states. It is possible that the proposed e-privacy regulation could further impede the use of cookies and the fines and penalties for breach could be significant.

Under GDPR, data protection authorities have the power to impose administrative fines of up to a maximum of €20 million or 4% of the data controller’s or data processor’s total worldwide turnover of the preceding financial year. Similarly, the e-privacy regulation, once enacted, could result in new rules and mechanisms for "cookie" consent.

Further, on October 1, 2020, the French data protection authority (Commission Nationale de l'Informatique et des Libertés, or CNIL) issued the final version of its guidelines on the use of cookies and other trackers and its final recommendations on modalities for obtaining users’ consent to store or read non-essential cookies and similar technologies on their devices. The recommendations provide that, when required, consent must be indicated by a clear and positive action of the data subject, such as by clicking on an “accept all” button on the first layer of the consent management platform. CNIL also noted that it should be as easy to refuse consent to the use of cookies as it is to accept consent, and a “refuse all” button should be present on the first layer of the consent management platform, equivalent to the “accept all” button in terms of size, position and color. Further, the ability to withdraw consent must be readily available at all times. The recommendations are not binding, nor are they intended to be prescriptive and exhaustive. Companies have until March 2021 to ensure compliance with these guidelines.

In 2018, the State of California adopted the California Consumer Privacy Act of 2018, or the CCPA. The CCPA has been characterized as the first “GDPR-like” privacy statute to be enacted in the U.S. because its scope, and a number of the key provisions, resemble the GDPR. The CCPA establishes a new privacy framework for covered businesses by, among other requirements, creating an expanded definition of personal information, establishing new data privacy rights for consumers in the State of California, imposing special rules on the collection of personal data from minors, creating new notice obligations and new limits on the sale of personal information, and creating a new and potentially severe statutory damages framework for violations of the CCPA and for businesses that fail to implement reasonable security procedures and practices to prevent data breaches. As currently enacted, we and partners in our industry have been required to comply with these requirements since January 1, 2020, when the CCPA became effective. As with GDPR, the advertising technology marketplace may have to adapt to operating under the CCPA where it applies. Our advertising or publishing partners may impose new CCPA restrictions with which we must adapt and comply. This past November, voters in California voted to pass the California Privacy Rights Act (“CPRA”), which both amends and expands the scope of the CCPA. The CPRA will become effective on January 1, 2023, with a look back period to January 1, 2022. The CPRA creates new criteria by which businesses can be regulated, expands the definition of “personal information” to more closely match European regulations, a new audit requirement, and the creation of an agency to oversee enforcement of the CPRA. The CPRA also explicitly provides an opt-out right for cross-contextual behavioral advertising. We cannot predict the timing or outcome of this adaptation or the effect on our business. Adapting our business to the CCPA and the forthcoming new requirements under the CPRA could involve substantial resources and expense, and may cause us to divert resources from other aspects of our business, all of which may adversely affect our business.

Clarifications of and changes to these existing and proposed laws, regulations, judicial interpretations and industry standards can be costly to comply with, and we may be unable to pass along those costs to our clients in the form of increased fees, which may negatively affect our operating results.

Such changes can also delay or impede the development of new solutions, result in negative publicity and reputational harm, require significant management time and attention, increase our risk of non-compliance and subject us to claims or other remedies, including fines or demands that we modify or cease existing business practices, including our ability to charge per click or the scope of clicks for which we charge. Additionally, any perception of our practices or solutions as an invasion of privacy, whether or not such practices or solutions are consistent with current or future regulations and industry practices, may subject us to public criticism, private class actions, reputational harm or claims by regulators, which could disrupt our business and expose us to increased liability.

Finally, our legal and financial exposure often depends in part on our clients’ or other third parties' adherence to privacy laws and regulations and their use of our services in ways consistent with visitors’ expectations.

If our clients fail to adhere to our contracts in this regard, or a court or governmental agency determines that we have not adequately, accurately or completely described our own solutions, services and data collection, use and sharing practices in our own disclosures to consumers, then we and our clients and publisher partners may be subject to potentially adverse publicity, damages and related possible investigation or other regulatory activity in connection with our privacy practices or those of our clients.

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

Our clients' satisfaction depends on our ability to place advertisements with publisher content that is well-suited to the client's product or service. If we are unable to keep our clients’ advertisements from being placed in unlawful or inappropriate content, our reputation and business may suffer. In particular, we could be treated as a spammer and blocked by internet service providers or regulators. In addition, if we place advertisements on websites containing content that is not permitted under the terms of the applicable agreements with a client, we may be unable to charge the client for impressions or clicks generated on those sites, the client may terminate their campaign, the client may require us to indemnify them for any resulting third party claims, or the client may allege breach of contract. Further, our publishers and exchange partners rely upon us not to place advertisements with inappropriate or unlawful content on their websites. As we grow our business to serve a larger number of smaller clients using self-service tools with less intervention by us, it could become more challenging to prevent inappropriate or unlawful advertisements from being shown. If we are unable to maintain the quality of our client and publisher content as the number of clients and publishers we work with continues to grow, our reputation and business may suffer and we may not be able to retain or secure additional clients or publisher relationships.

Our success depends on our ability to implement our business transformation and achieve our global business strategies.

Our business has recently undergone, and continues to undergo, a significant transformation, partially in response to major changes in the advertising technology industry driven by, but not limited to, regulations such as the GDPR and restrictions on data collection and use. The components of our transformation include diversification of our services as we shift away from third-party cookies, focus on opportunities for growth and investment, and certain organization adjustments and cost-saving initiatives. Our future performance and growth depends on the success of this transformation and our new business strategies, including our management team’s ability to successfully implement them.

The multi-year implementation of our transformation is expected to result in changes to business priorities and operations, capital allocation priorities, operational and organizational structure, and increased demands on management. Such changes could result in short-term and one-time costs, lost customers, reduced sales volume, higher than expected restructuring costs, loss of key personnel and other negative impacts on our business. We may also become subject to the risks of labor unrest, negative publicity and business disruption in connection with these initiatives.

Implementation of our business transformation may take longer than anticipated, and, once implemented, we may not realize, in full or in part, the anticipated benefits or such benefits may be realized more slowly than anticipated. The failure to realize benefits or savings, which may be due to our inability to execute plans, delays in the implementation of the transformation, global or local economic conditions, competition, changes in the advertising technology industry and the other risks described herein, could have a material adverse effect on our business, financial condition and results of operations, as well as the trading price of our securities.

We may not be able to effectively integrate the businesses we acquire, which may adversely affect our ability to achieve our growth and business objectives.

We explore, on an ongoing basis, potential acquisitions of additional businesses, products, solutions, technologies or teams. If we identify an appropriate acquisition candidate, we may not be successful in negotiating the terms and/or financing of the acquisition, and our due diligence may fail to identify all of the problems, liabilities or other shortcomings or challenges of an acquired business, product, solution or technology, including issues related to intellectual property, product quality or architecture, employees or clients, regulatory compliance practices or revenue recognition or other accounting practices.

Any acquisition or investment may require us to use significant amounts of cash, issue potentially dilutive equity securities or incur debt, contingent liabilities or amortization of expenses, or impairment of goodwill and/or purchased long-lived assets, and restructuring charges, any of which could harm our financial condition or results. In addition, acquisitions, including our recent acquisitions, involve numerous risks, any of which could harm our business, including:
•difficulties in integrating the operations, technologies, services and personnel of acquired businesses, especially if those businesses operate outside of our core competency;
•the need to integrate operations across different geographies, cultures and languages and to address the particular economic, currency, political and regulatory risks associated with specific countries;
•cultural challenges associated with integrating employees from the acquired company into our organization;
•ineffectiveness, lack of scalability, or incompatibility of acquired technologies or services;
•potential loss of key employees of acquired businesses;
•inability to maintain the key business relationships and the reputation of acquired businesses;
•failure to successfully further develop the acquired technology in order to recoup our investment;
•unfavorable reputation and perception of the acquired product or technology by the general public;
•diversion of management’s attention from other business concerns;
•liability or litigation for activities of the acquired business, including claims from terminated employees, clients, former shareholders or other third parties;
•implementation or remediation of controls, practices, procedures and policies at acquired businesses, including the costs necessary to establish and maintain effective internal controls; and
•increased fixed costs.

There can be no assurance that we will be able to successfully integrate the businesses that we acquire or that we will be able to leverage the acquired commercial relationships, products or technologies in the manner we anticipate. If we are unable to successfully integrate the businesses we have acquired or any business, product, solution or technology we acquire in the future, our business and results of operations could suffer, and we may not be able to achieve our business and growth objectives.

Our international operations and expansion expose us to several risks.

As of December 31, 2020, we had a direct operating presence through 29 offices located in 19 countries and did business in 104 countries. Our current global operations and future initiatives involve a variety of risks, including, in addition to risks described elsewhere in this section:
•operational and execution risk, including localization of the product interface and systems, translation into foreign languages, adaptation for local practices, adequate coordination of timing to onboard local clients and publishers, difficulty of maintaining our corporate culture, challenges inherent to hiring and efficiently managing an increased number of employees over large geographic distances, and the increasing complexity of the organizational structure required to support expansion and operations into multiple geographies and regulatory systems;
•insufficient, or insufficiently coordinated, demand for and supply of advertising inventory in specific geographic markets processed through Criteo AI Engine, which could impair its ability to accurately predict user engagement in that market;
•compliance with (and liability for failure to comply with) applicable local laws and regulations, including, among other things, laws and regulations with respect to data protection and user privacy, tax and withholding, labor regulations, anti-corruption, consumer protection, spam and content, which laws and regulations may be inconsistent across jurisdictions;
•intensity of local competition for digital advertising budgets and internet display inventory;
•changes in a specific country’s or region’s political or economic conditions;

•risks related to pricing structure, payment and currency, including aligning our pricing model and payment terms with local norms, higher levels of credit risk and payment fraud, difficulties in invoicing and collecting in foreign currencies and associated foreign currency exposure, restrictions on foreign ownership and investments, and difficulties in repatriating or transferring funds from or converting; currencies; and
•limited or unfavorable intellectual property protection;

We have one U.K. subsidiary, some of our operations are in the U.K., and some of our customers and partners pay us in British Pounds and Euros. It remains unclear what impact Brexit will have on our business in the U.K., EU and elsewhere globally. Brexit may adversely affect economic conditions in the U.K., EU and elsewhere across the globe, and could contribute to volatility in foreign exchange markets with respect to the British Pound and Euro, which we may not be able to effectively manage, and our financial results could be adversely affected. Further, Brexit may add additional complexity to our European operations, which are headquartered in Paris, France. Accordingly, we cannot predict the additional expense, impact on revenue, or other business impact that may stem from Brexit.

Additionally, operating in international markets also requires significant management attention and financial resources. We cannot be certain that the investment and additional resources required in establishing operations in other countries will produce desired levels of revenue or profitability.

Because our functional currency is the euro, while our reporting currency is the U.S. dollar, we face exposure to fluctuations in foreign currency exchange rates. Foreign currency exchange risk exposure also arises from intra-company transactions and financing with subsidiaries that have a functional currency different than the euro. While we are engaging in hedging transactions to minimize the impact of uncertainty in future exchange rates on intra-company transactions and financing, we may not hedge all of our foreign currency exchange rate risk. In addition, hedging transactions carry their own risks and costs, and could expose us to additional risks that could harm our financial condition and operating results.

If we fail to manage our growth and the shift in our client portfolio toward the midmarket effectively, we may be unable to execute our business plan or maintain high levels of client and publisher satisfaction.

We have experienced, and may in the future experience, rapid growth and changes in our client portfolio, which have created, and may continue to create, challenges to the quality of our service to our clients, and which have placed, and may continue to place, significant demands on our management and our operational and financial resources.

For example, over the past few years, the size of our midmarket business has grown significantly as a proportion of our overall business, and we expect it to continue to do so in the future. As our business shifts toward the midmarket category, there are several additional risks to our business, including risks relating to the financial stability of our clients and our ability to collect accounts receivable from such clients. In addition, since our midmarket business is comprised of thousands of smaller clients that require significant resources to support, it is currently less profitable than our large client business, and overall there may not be a direct correlation between a change in the number of clients in a particular period and an increase or decrease in our revenue. In 2018, we started to implement a new go-to-market strategy, aimed at maximizing our commercial opportunity for our multi-solution offering, by providing the right level of services to each our client segments and scaling our midmarket operations more efficiently and profitably. However, we will need to continue automating certain of our processes to service the midmarket category as it continues to grow globally. There can be no assurance that we will be able to successfully adjust to these shifting dynamics and remain profitable, while maintaining a high level of service to ensure client and publisher satisfaction.

If we fail to successfully manage the anticipated changes in our client portfolio and the associated changes in employee headcount and our organizational structure, our brand and reputation may suffer, which would in turn impair our ability to attract and retain clients and publishers and our results of operations.

The development and deployment of the self-registration and onboarding module of the Criteo Commerce Media Platform and associated processes may be delayed or may experience technical issues.

In 2018, we started undertaking a transformation of our go-to-market model, aimed at maximizing the commercial opportunity for our multi-solution offering, by providing the right level of services to each of our client segments - based on their size and business potential with us - and by scaling our midmarket operations more efficiently and profitably. This includes the roll out of a self-registration and onboarding module for lower segments of midmarket clients to sign up and be self-served in an automated, scalable and profitable way.

If our ability to develop the right capabilities internally, planning for roles and responsibilities, redeployment of resources, or training of teams fails or is lacking, then we may not be able to operate our self-registration and onboarding module in an effective manner. Further, if we lack coordination in anticipating project dependencies or lack project management and change management skills, the deployment and adoption of this self-registration and onboarding module may be delayed or may experience technical issues. As a result, we may not be able to timely leverage our self-registration and onboarding module to profitability scale, which could result in significant costs to us, lost revenue and reputational harm.

Our future success will depend in part on our ability to expand into new industry verticals.

As we market our offering to a wider group of consumer brands and companies outside of our historical three key industry verticals of retail, travel and classifieds, as well as mobile app-first verticals such as gaming, ride sharing and food delivery, we will need to adapt our solutions and effectively market our value to businesses in these new industry verticals. Our successful expansion into new industry verticals will depend on various factors, including our ability to:
•accumulate sufficient data sets relevant for those industry verticals to ensure that Criteo AI Engine has sufficient quantity and quality of information to deliver efficient and effective internet display advertisements within the relevant industry;
•design solutions that are attractive to businesses in such verticals;
•work with clients in new industry verticals through the advertising agencies that manage their advertising budgets
•hire personnel with relevant industry vertical experience to lead sales and product teams
•provide high returns on advertising spend in such industries and maintain such high returns on advertising spend at scale; and
•transparently measure the performance of such advertising spend based on clear, measurable metrics.

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

As we market our solutions, we may increasingly need advertising agencies to work with us in assisting businesses in planning and purchasing for broader marketing goals. In particular, many of our Criteo Retail Media clients work with us through advertising agencies: 49%, 62% and 66% of Criteo sponsored products revenue for 2020, 2019 and 2018, respectively, relied on advertising agencies.

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

In the future, we may decide to broaden the spectrum of our advertising channels further, including connected TV and Digital Out of Home, if we believe that doing so would significantly increase the value we can offer to clients. However, any future attempts to enter new advertising channels may not be successful.

Our success in expanding into any additional advertising channels will depend on various factors, including our ability to:
•identify additional advertising channels where our solutions could perform;
•accumulate sufficient data sets relevant for those advertising channels to ensure that Criteo AI Engine has a sufficient quantity and quality of information to deliver relevant personalized advertisements through those additional advertising channels;
•adapt our solutions to additional advertising channels and effectively market it for such additional advertising channels to our existing and prospective clients;
•integrate newly developed or acquired advertising channels into our pricing and measurement models, with a clear and measurable performance attribution mechanism that works across all channels, and in a manner that is consistent with our privacy standards;
•achieve client performance levels through the new advertising channels that are similar to those delivered through existing advertising channels, and in any case that are not dilutive to the overall client performance;
•identify and establish acceptable business arrangements with inventory partners and platforms to access inventories in sufficient quality and quantity for these new advertising channels;
•maintain our gross margin at a consistent level upon entering one or more additional advertising marketing channels;
•compete with new market participants active in these additional advertising channels; and
•hire and retain key personnel with relevant technology and product expertise to lead the integration of additional advertising channels onto our platform, and sales and operations teams to sell and integrate additional advertising channels.

If we are unable to successfully adapt our solutions to additional advertising channels and effectively market such offerings to our existing and prospective clients, or if we are unable to maintain our pricing and measurement models in these additional advertising channels, we may not be able to achieve our growth or business objectives.

We operate in a rapidly evolving industry, which makes it difficult to evaluate our future prospects and may increase the risk that we will not be successful. Our historical growth rates may not be indicative of our future growth, and we expect our operating and capital investments to continue to increase in the foreseeable future. Accordingly, we may have difficulty sustaining profitability.

We operate in a rapidly evolving industry. Our ability to forecast our future operating results is subject to a number of uncertainties, including our ability to plan for and model future growth in both our business and the digital advertising market generally. We are subject to risks and uncertainties frequently experienced by growing companies in rapidly evolving industries, including challenges in forecasting accuracy, determining appropriate nature and levels of investments, assessing appropriate returns on investments, achieving market acceptance of our existing and future offerings, managing client implementations and developing new solutions. If our assumptions regarding these uncertainties, which we regularly use and update to plan our business, are incorrect or change in reaction to changes in our markets, or if we do not address these risks successfully, our operating and financial results could differ materially from our expectations and our business could suffer.

You should not consider our revenue growth in past periods to be indicative of our future performance. In future periods, our revenue could decline or grow more slowly than we expect. We believe the growth of our revenue depends on a number of factors, including our ability to:
•attract new clients, and retain and expand our relationships with existing clients;
•maintain the breadth of our publisher network and attract new publishers, including publishers of web content, mobile applications and video and social games, in order to grow the volume and breadth of advertising inventory available to us;
•broaden our solutions portfolio to include additional marketing and monetization goals (including Awareness and Consideration) for commerce companies and consumer brands across the open Internet, including web, apps and stores;
•adapt our offering to meet evolving needs of businesses, including to address market trends such as (i) the migration of consumers from desktop to mobile and from websites to mobile applications, (ii) the increasing percentage of sales that involve multiple digital devices, (iii) the growing adoption by consumers of “ad-blocking” software on web browsers on desktop and/or on mobile devices and use or consumption by consumers of advertising-free services such as Netflix, (iv) changes in the marketplace for and supply of advertising inventory, including the shift toward header bidding, and (v) changes in the overall ecosystem such as Apple's introduction of its Intelligent Tracking Prevention feature into its Safari browser, Microsoft’s Tracking Prevention feature in its Edge browser, and Mozilla’s introduction of Enhanced Tracking Protection into its Firefox browser; and (vi) changes in consumer acceptance of tracking technologies for targeted or behavioral advertising purposes;
•maintain and increase our access to data necessary for the performance of Criteo AI Engine;
•continuously improve the algorithms underlying Criteo AI Engine and apply state-of-the-art Machine Learning approaches and hardware; and
•continue to adapt to a changing regulatory landscape governing data protection and privacy matters.

We also anticipate continuing to invest in our business to increase the scale of our solutions, existing and new, grow our headcount and expand our operations. In particular, we plan to continue to focus on maximizing our revenue after traffic acquisition costs on an absolute basis, or the revenue we derive after deducting the costs we incur to purchase advertising inventory, which we call Revenue ex-TAC, as we believe this focus fortifies a number of our competitive strengths. Our focus on maximizing Revenue ex-TAC on an absolute basis may have an adverse impact on our gross margin and we cannot be certain that this strategy will be successful or result in increased liquidity or long-term value for our shareholders.

We derive a significant portion of our revenue from companies in the retail, travel and classified industries, and any downturn in these industries or any changes in regulations affecting these industries could harm our business.

A significant portion of our revenue is derived from companies in the Retail, Travel and Classifieds industries. For example, in 2020, 2019 and 2018, 75.6%, 68.9% and 69.1%, respectively, of our combined revenue for Criteo Marketing Solutions was derived from advertisements placed for Retail commerce businesses. Any downturn or increased competitive pressure in any of our core industries, or other industries we may target in the future, may cause our clients to reduce their spending with us, or delay or cancel their advertising campaigns with us.

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

We experience fluctuations in our results of operations due to a number of factors, which make our future results difficult to predict and could cause our operating results to fall below expectations or our guidance.

Our quarterly and annual results of operations fluctuate due to a variety of factors, many of which are outside of our control. As a result, comparing our results of operations on a period-to-period basis may not be meaningful. Fluctuations in our results of operations could cause our performance to fall below the expectations of analysts and investors, and adversely affect the price of our ADSs. You should not rely on our past results as an indication of our future performance. Factors that may affect our quarterly results of operations include:
•the nature of our clients’ products or services, including the seasonal nature of our clients’ advertising spending;
•lengthy implementation cycles resulting in substantial expenses incurred without any guarantee of revenue generation;
•demand for our offering and the size, scope and timing of digital advertising campaigns;
•the relative lack of long-term agreements with our clients and publishers;
•client and publisher retention rates;
•market acceptance of our offering and future solutions and services (i) in current industry verticals and new industry verticals, (ii) in new geographic markets, (iii) in new advertising channels, or (iv) for broader marketing goals;
•the timing of large expenditures related to expansion into new solutions, new geographic markets, new industry verticals, acquisitions and/or capital projects;
•the timing of adding support for new digital devices, platforms and operating systems;
•the amount of inventory purchased through direct relationships with publishers versus internet advertising exchanges or networks;
•our clients’ budgeting cycles;
•changes in the competitive dynamics of our industry, including consolidation among competitors;
•consumers' response to our clients’ advertisements, to online advertising in general and to tracking technologies for targeted or behavioral advertising purposes;
•our ability to control costs, including our operating expenses;
•network outages, errors in our technology or security breaches and any associated expense and collateral effects;
•foreign currency exchange rate fluctuations, as some of our foreign sales and costs are denominated in their local currencies;
•failure to successfully manage any acquisitions; and
•general economic and political conditions in our domestic and international markets.

As a result, we may have a limited ability to forecast the amount of future revenue and expense, and our results of operations may from time to time fall below our estimates or the expectations of public market analysts and investors.

Risks Related to Data Privacy, Intellectual Property and Cybersecurity

Our ability to generate revenue depends on our collection of significant amounts of data from various sources, which may be restricted by consumer choice, clients, publishers and browsers or other software, changes in technology, and new developments in laws, regulations and industry standards.

Our ability to optimize the delivery of internet advertisements for our clients depends on our ability to successfully leverage data, including data that we collect from our clients, data we receive from our publisher partners and third parties, and data from our own operating history. Using cookies and non-cookie based mechanisms, such as hashed emails, hashed customer log-ins or mobile advertising identifiers, we collect information about the interactions of users with our clients’ and publishers’ digital properties (including, for example, information about the placement of advertisements and users’ shopping or other interactions with our clients’ websites or advertisements). Our ability to successfully leverage such data depends on our continued ability to access and use such data, which could be restricted by a number of factors, including consumer choice, restrictions imposed by counterparties (such as clients, supply sources and publishers, who may also compete with us for advertising spend and inventory) and web browser developers or other software developers, changes in technology, including changes in web browser technology, increased visibility of consent or “do not track” mechanisms or “ad-blocking” software, and new developments in, or new interpretations of, laws, regulations and industry standards. These types of restrictions could materially impair the results of our operations.

Web browser developers, such as Apple, Mozilla Foundation, Microsoft or Google, have implemented or may implement changes in browser or device functionality that impair our ability to understand the preferences of consumers, including by limiting the use of third-party cookies or other tracking technologies or data indicating or predicting consumer preferences. Today, three major web browsers — Apple’s Safari, Mozilla’s Firefox and Microsoft’s Edge — block third party cookies by default. Internet users can also delete cookies from their computers at any time. In January 2020, Google announced that it plans to phase out support for third-party cookies in Chrome by early 2022. Google controls more than 60% of the browser market and has an even more dominant position in the digital advertising market. These web browser developers have significant resources at their disposal and command substantial market share, and any restrictions they impose could foreclose our ability to understand the preferences of a substantial number of consumers. Although we are actively in the process of moving our business away from third-party cookies, if we are blocked from serving advertisements to a significant portion of internet users, our business could suffer and our results of operations could be harmed.

Similarly, Internet users are increasingly able to download free or paid “ad-blocking” software, including on mobile devices, which prevent third-party cookies from being stored on a user’s computer and block advertisements from being displayed to such user. In addition, Google has introduced ad blocking software in its Chrome browser that blocks certain ads based on quality standards established under a multi-stakeholder coalition. If such a feature inadvertently or mistakenly blocks ads that are not within the established blocking standards, or if such capabilities become widely adopted and the advertising technology industry does not collaboratively develop alternative technologies, our business could be harmed. The Interactive Advertising Bureau and Digital Advertising Alliance have also developed frameworks that allow users to opt out of the “sale” of their personal information under the CCPA, in ways that stop or severely limit the ability to show targeted ads.

In addition, search engines and other service providers that explicitly do not allow the tracking of data, such as DuckDuckGo, Inc., may be growing in popularity. If a significant number of web browser users switch to advertising-free services or platforms, our business could be materially impacted. Further, mobile devices allow users to opt out of the use of mobile device IDs for targeted advertising. For in-app advertising, data regarding interactions between users and devices are tracked mostly through stable, pseudonymous mobile device identifiers that are built into the device operating system with privacy controls that allow users to express a preference with respect to data collection for advertising, including to disable the identifier. These identifiers and privacy controls are defined by the developers of the mobile platforms and could be changed by the mobile platforms in a way that may negatively impact our business. For example, Apple announced in June 2020 that it will require user opt-in before permitting access to Apple’s unique identifier, or IDFA. Apple initially targeted September 2020 for implementing these changes but has pushed that date out until early Spring 2021. This shift from enabling user opt-out to an opt-in requirement is likely to have a substantial impact on the mobile advertising ecosystem and could harm our growth in this channel.

User privacy features of other channels of programmatic advertising, such as Connected TV or over-the-top video, are still developing. Technical or policy changes, including regulation or industry self-regulation, could harm our growth in those channels.
The data we gather is important to the continued development and success of Criteo Shopper Graph, which is a key element of the Criteo Commerce Media Platform. If too few of our clients provide us with the permission to share their data or if our clients choose to stop sharing their data, or if regulatory or other factors inhibit or restrict us from maintaining the data collectives underlying Criteo Shopper Graph, the value of Criteo Shopper Graph could be materially diminished, which could impact the performance of our products and materially impact our business.

In addition, our ability to collect and use data may be restricted or prevented by a number of other factors, including:
•the failure of our network, hardware, or software systems, or the network, hardware, or software systems of our clients;
•our inability to grow our client and publisher base in new industry verticals and geographic markets in order to obtain the critical mass of data necessary for Criteo AI Engine to perform optimally in such new industry verticals or geographic markets;
•malicious traffic (such as non-human traffic) that introduces "noise" in the information that we collect from clients and publishers; and
•interruptions, failures or defects in our data collection, mining, analysis and storage systems.

Any of the above described limitations could also harm our business and adversely impact our future results of operations.

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

Our industry is prone to cyber-attacks by third parties seeking unauthorized access to our data or users’ data or to disrupt our ability to provide service. As a result of our prominence, the size of our user base, and the types and volume of personal data on our systems, we believe that we are a particularly attractive target for such breaches and attacks. Any failure to prevent or mitigate security breaches and improper access to or disclosure of our data or user data, including personal information and intellectual property, or information from marketers, could result in the loss or misuse of such data, which could harm our business and reputation and diminish our competitive position. In addition, computer malware, viruses, unauthorized access or system compromises and hacking by sophisticated actors have become more prevalent in our industry. Security incidents have occurred on our systems in the past, and will likely occur on our systems in the future.

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

Failures in the systems and infrastructure supporting our solutions and operations, including as we scale our offerings, could significantly disrupt our operations and cause us to lose clients.

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

Additionally, if, for any reason, our arrangement with one or more data centers is terminated, we could experience additional expense in arranging for new facilities and support. Any steps we take to increase the security, reliability and redundancy of our systems supporting the Criteo technology or operations may be expensive and may not be successful in preventing system failures. Similarly, advancements in machine learning approaches and other technology may require us to upgrade or replace essential hardware (such as graphics processing units), which could involve substantial resources and could be difficult to implement.

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

Finally, our systems and the systems of our third-party providers are vulnerable to damage from a variety of sources, some of which are outside of our control, including telecommunications failures, natural disasters, terrorism, power outages, a variety of other possible outages affecting data centers, a decision to close any data center or the facilities of any other third-party provider without adequate notice, and malicious human acts, including hacking, computer viruses, malware and other security breaches. Techniques used to obtain unauthorized access or to sabotage systems change frequently and generally are not recognized until launched against a target. As a result, we may be unable to anticipate some of these techniques or to implement adequate preventive measures.
If we are unable to prevent system failures, the functioning and performance of our solutions could suffer, which in turn could interrupt our business and harm our results of operations.

If we are unable to protect our proprietary information or other intellectual property, our business could be adversely affected.

Our patents, trademarks, trade secrets, copyrights, and other intellectual property rights are important assets for us. Various events outside of our control pose a threat to our intellectual property rights, as well as to our products, services, and technologies. For example, effective intellectual property protection may not be available in every country in which we operate or intend to operate our business. Third parties may knowingly or unknowingly infringe our proprietary rights or challenge proprietary rights held by us, and our pending and future trademark and patent applications may not be approved. Although we seek to obtain patent protection for our innovations, it is possible we may not be able to protect some of these innovations in a sufficient or effective manner. Moreover, we may not have adequate patent or copyright protection for certain innovations that later turn out to be important. Furthermore, there is always the possibility, despite our efforts, that the scope of the protection gained will be insufficient or that an issued patent may be deemed invalid or unenforceable.

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

To protect or enforce our intellectual property rights, we may initiate litigation against third parties. Any lawsuits that we initiate could be expensive, take significant time and divert management’s attention from other business concerns. We may not prevail in any lawsuits that we initiate and the damages or other remedies awarded, if any, may not be commercially valuable. Any increase in the unauthorized use of our intellectual property may adversely affect our business, financial condition and results of operations.

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

Regardless of whether claims that we are infringing patents or other intellectual property rights have any merit, these claims are time-consuming and costly to evaluate and defend, and the outcome of any litigation is inherently uncertain. Some of our competitors have substantially greater resources than we do and are able to sustain the costs of complex intellectual property litigation to a greater degree and for longer periods of time than we could. Claims that we are infringing patents or other intellectual property rights could subject us to significant liabilities for monetary damages, interfere with or delay our development, commercialization or provision of our offerings on acceptable terms, harm our reputation or require us to make technology or branding changes to our offerings.
In addition, we may be exposed to claims that the content contained in advertising campaigns violates the intellectual property or other rights of third parties. Such claims could be made directly against us or against the advertising agencies we work with, and media networks and exchanges and publishers from whom we purchase advertising inventory.

Generally, under our agreements with advertising agencies, media networks and exchanges and publishers, we are required to indemnify the advertising agencies, media networks and exchanges and publishers against any such claim with respect to an advertisement we served. We generally require our clients to indemnify us for any damages from any such claims. There can be no assurance, however, that our clients will have the ability to satisfy their indemnification obligations to us, and pursuing any claims for indemnification may be costly or unsuccessful. As a result, we may be required to satisfy our indemnification obligations to advertising agencies, media networks and exchanges and publishers or claims against us with our assets. This result could harm our reputation, business, financial condition and results of operations, and could impact our relationships with advertising agencies, media networks and exchanges, or clients.

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

The trading price of the ADSs has significantly fluctuated, and is likely to continue to fluctuate, substantially. The trading price of the ADSs depends on a number of factors, including those described in this “Risk Factors” section, many of which are beyond our control and may not be related to our operating performance. Since the ADSs were sold at our initial public offering in October 2013 at a price of $31.00 per share, the price per ADS has ranged as low as $5.89 and as high as $60.95 through December 31, 2020. The market price of the ADSs has fluctuated and may fluctuate significantly in response to numerous factors, many of which are beyond our control, including:
•actual or anticipated fluctuations in our revenue and other results of operations;
•the guidance we may provide to the public, any changes in this guidance or our failure to meet this guidance;
•investor perception of risks in our industry, including but not limited to the competitive concentration of supply inventory or risks of fraudulent or malicious activity;
•failure of securities analysts to initiate or maintain coverage of us and our securities, changes in financial estimates by any securities analysts who follow our company, or our failure to meet these estimates or the expectations of investors;
•announcements by us, our competitors or large influential technology companies of significant technical innovations or changes, acquisitions, strategic partnerships, joint ventures or capital commitments;
•changes in operating performance and stock market valuations of advertising technology or other technology companies, or those in our industry in particular;
•investor sentiment with respect to our competitors, our business partners or our industry in general;
•price and volume fluctuations in the overall stock market, including as a result of trends in the economy as a whole;
•additional ADSs being sold into the market by us or the Company's insiders;
•media coverage of our business and financial performance;
•developments in anticipated or new legislation or new or pending lawsuits or regulatory actions;
•other events or factors, including those resulting from war, incidents of terrorism or responses to these events; and
•any other risks identified in this Form 10-K.

In addition, stock markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many technology companies. Stock prices of many technology companies have fluctuated in a manner unrelated or disproportionate to the operating performance of those companies. In the past, shareholders have instituted securities class action litigation following periods of market volatility. Because of the past and the potential future volatility of our stock price, we may become the target of securities litigation in the future. If we were to become involved in securities litigation, it could subject us to substantial costs, divert resources and the attention of management from our business and adversely affect our business.

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

The credit agreement for the General RCF contains, and documents governing our future indebtedness may contain, numerous covenants that limit the discretion of management with respect to certain business matters. These covenants place restrictions on, among other things, our ability and the ability of our subsidiaries to incur or guarantee additional indebtedness, pay dividends and make other distributions and restricted payments, make certain acquisitions and other investments, sell certain assets or engage in mergers, acquisitions and other business combinations, and create liens. Our credit agreement also requires, and documents governing our future indebtedness may require, us or our subsidiaries to meet certain financial ratios and tests in order to incur certain additional debt, make certain loans, acquisitions or other investments, or pay dividends or make other distributions or restricted payments. To the extent we draw on the General RCF or incur new debt, the debt holders have rights senior to shareholders to make claims on our assets.

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

Provisions contained in our by-laws and the corporate laws of France, the country in which we are incorporated, could make it more difficult for a third party to acquire us, even if doing so might be beneficial to our shareholders. In addition, provisions of our by-laws impose various procedural and other requirements, which could make it more difficult for shareholders to effect certain corporate actions. These provisions include, but are not limited to, the following:
•our ordinary shares are in registered form only and we must be notified of any transfer of our shares in order for such transfer to be validly registered;
•under French law, any individual or entity located outside of the European Union may need to seek the authorization of the French Minister of Economy prior to acquiring the control of, all or part of a business of, or more than 33.33% of the share capital or voting rights of the Company (see the section entitled" Exchange Controls & Ownership by Non-French Residents" in Item 5 to Part II in this Form 10-K);
•provisions of French law allowing the owner of 95% of the share capital or voting rights of a public company to force out the minority shareholders following a tender offer made to all shareholders are only applicable to companies listed on a stock exchange of the European Union and will therefore not be applicable to us;
•a merger (i.e., in a French law context, a stock-for-stock exchange following which our company would be dissolved into the acquiring entity and our shareholders would become shareholders of the acquiring entity) of our company into a company incorporated outside of the European Union would require the unanimous approval of our shareholders;
•a merger of our company into a company incorporated in the European Union would require the approval of our board of directors as well as a two-thirds majority of the votes held by the shareholders present, represented by proxy or voting by mail at the relevant extraordinary shareholders' meeting;
•under French law, a cash merger is treated as a share purchase and would require the consent of each participating shareholder; and
•our shareholders have preferential subscription rights proportionally to their shareholding in our company on the issuance by us of any additional securities for cash or a set-off of cash debts, which rights may only be waived by the extraordinary general meeting (by a two-thirds majority vote) of our shareholders or on an individual basis by each shareholder.

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

General Risk Factors

In periods of economic uncertainty, businesses may delay or reduce their spending on advertising, and we are exposed to the credit risk of some of our clients and customers, which could materially harm our business.

General worldwide economic conditions have been significantly unstable in recent years, especially in the European Union where we generated 30% of our revenue for 2020. Unstable conditions make it difficult for our clients and us to accurately forecast and plan future business activities, and could cause our clients to reduce or delay their advertising spending with us. Historically, economic downturns have resulted in overall reductions in advertising spending, and businesses may curtail spending both on advertising in general and on a solution such as ours. We cannot predict the timing, strength or duration of any economic slowdown or recovery. Any macroeconomic deterioration in the future, especially further deterioration in the European Union and some emerging markets, such as Brazil and Russia, could impair our revenue and results of operations.

Furthermore, we have expanded our offerings to serve a larger number of smaller clients, and have expanded into emerging markets such as Brazil, India, Russia and Turkey. Our changing client portfolio exposes us to additional credit risk, which could result in further exposure in the event of economic uncertainty or an economic downturn.

Additionally, our exposure to credit risks relating to our financing activities may increase if our customers are adversely affected by periods of economic uncertainty or a global economic downturn. For instance, due to the impact of the COVID-19 pandemic, certain of our customers have had and may continue to have difficulty meeting their payment obligations to us, resulting in late or non-payment of amounts owed. These losses have significantly impacted, and could continue to significantly impact, our operating results and financial condition.

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

As a French technology company, we have benefited from certain tax advantages, including, for example, a reduced tax rate in France on technology royalty income received from global subsidiaries and the French research tax credit (crédit d’impôt recherche), or CIR. The French tax authority may audit these tax incentives and challenge the benefits. Therefore, we could be liable for additional corporate tax, and penalties and interest related thereto, which could have a significant impact on our results of operations and future cash flows. Furthermore, the tax laws may change, and could remove these incentives in the future or reduce their benefits.

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

A non-U.S. corporation will be considered a passive foreign investment company, or PFIC, for U.S. federal income tax purposes, any taxable year if either (1) at least 75% of its gross income for such year is passive income or (2) at least 50% of the value of its assets (based on an average of the quarterly values of the assets during such year) is attributable to assets that produce or are held for the production of passive income. Based on the value and composition of our assets, although not free from doubt, we do not believe we were a PFIC for the taxable year ended December 31, 2020, and we do not expect to be a PFIC in the current taxable year or the foreseeable future. Since a separate factual determination as to whether we are or have become a PFIC must be made each year (after the close of such year), we cannot assure you that we will not be or become a PFIC in the current year or any future taxable year. If we are a PFIC for any taxable year during which a U.S. holder holds ADSs, the U.S. holder may be subject to adverse tax consequences, including (1) the treatment of all or a portion of any gain on disposition as ordinary income, (2) the application of an interest charge with respect to such gain and certain dividends and (3) compliance with certain reporting requirements. Each U.S. holder is strongly urged to consult its tax advisor regarding the application of these rules and the availability of any potential elections.

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

Item 2.    Properties
Our headquarters are located in Paris, France, in an approximately 16,000 square meter facility, under a lease agreement expiring on June 14, 2023. In addition, we had 29 offices as of December 31, 2020. We currently lease space in data centers from third-party hosting providers to operate our servers located in the United States (Texas, Virginia), France, the Netherlands, Hong Kong, and Japan. We believe that our facilities are adequate for our current needs.
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
Holders
As of January 31, 2021, there were 36 holders of record of our ordinary shares and 129 participants in DTC that held our ADSs. The actual number of holders is greater, and includes beneficial owners whose ADSs are held in street name by brokers and other nominees. This number of holders of record and DTC participants also does not include holders whose shares may be held in trust by other entities.
ADS Performance Graph
The following graph matches our cumulative five-year total shareholder return on our ADSs with the cumulative total returns of the Russell 2000 Index and the Nasdaq Internet Index. The graph tracks the performance of a $100 investment in our ADSs and in each index (with the reinvestment of all dividends) from December 31, 2015 to December 31, 2020. The returns shown are based on historical results and are not intended to suggest future performance.
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
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
We completed two ADS repurchase programs in 2020: our July 2019 program of up to $80 million, which was completed in February 2020, and our April 2020 program of up to $30 million, which was completed in July 2020. We did not have any share repurchase activity for the three months ended December 31, 2020.
Recent Sales of Unregistered Securities and Use of Proceeds
There were no unregistered sales of equity securities during 2020.
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

For the purposes of this discussion, the term “U.S. Holder” means a beneficial owner of securities that is (1) an individual who is a U.S. citizen or resident for U.S. federal income tax purposes, (2) a U.S. domestic corporation or certain other entities created or organized in or under the laws of the United States or any state thereof, including the District of Columbia, or (3) otherwise subject to U.S. federal income taxation on a net income basis in respect of securities.

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
Furthermore, in 2011, France introduced a comprehensive set of new tax rules applicable to French assets that are held by or in foreign trusts. These rules, among other things, provide for the inclusion of trust assets in the settlor’s net assets for purpose of applying the French wealth tax, for the application of French gift and inheritance tax to French assets held in trust, for a specific tax on capital on the French assets of foreign trusts not already subject to the French wealth tax and for a number of French tax reporting and disclosure obligations. The following discussion does not address the French tax consequences applicable to securities held in trusts.
If securities are held in trust, the grantor, trustee and beneficiary are urged to consult their own tax adviser regarding the specific tax consequences of acquiring, owning and disposing of securities.

Purchasing Consequences

Financial Transactions Tax

Pursuant to Article 235 ter ZD of the French Tax Code ("FTC"), purchases of shares or ADSs (of a French company listed on a regulated market of the European Union or an exchange formally acknowledged by the French Financial Market Authority (AMF)) are subject to a 0.3% French tax on financial transactions provided that the issuer’s market capitalization exceeds €1 billion as of December 1 of the year preceding the taxation year.

A list of companies whose market capitalization exceeds €1 billion as of December 1 of the year preceding the taxation year within the meaning of Article 235 ter ZD of the French Tax Code is published annually by the French tax authorities. Pursuant to Regulations BOI‑ANNX‑000467‑20201223 issued on December 23, 2020, Criteo is currently not included in such list. Please note that such list may be updated from time to time, or may not be published anymore in the future. Nasdaq is not currently acknowledged by the French AMF but this may change in the future. Consequently, Criteo’s securities should not fall within the scope of the tax on financial transactions described above.

Registration Duties

In the case where Article 235 ter ZD of the FTC is not applicable, transfers of shares which are not listed on a regulated market of the European Union or an exchange formally acknowledged by the French Financial Market Authority (AMF) are subject to uncapped registration duties at the rate of 0.1%. As ordinary shares of Criteo are not listed on an exchange formally acknowledged by the French Financial Market Authority (AMF) , their transfer should be subject to uncapped registration duties at the rate of 0.1%.
However, although the official guidelines published by the French tax authorities are silent on this point, ADSs should remain outside of the scope of the aforementioned 0.1% registration duties as they cannot be considered as French shares.

Ownership Consequences

Taxation of Dividends

Dividends paid by a French corporation to non-residents of France are generally subject to French withholding tax at a rate of 28% for corporate bodies or other legal entities (which is expected to be progressively decreased to 25% in 2022) or 12.8% for individuals. Dividends paid by a French corporation in a non-cooperative State or territory, as set out in the list referred to in Article 238-0 A of the FTC, will generally be subject to French withholding tax at a rate of 75%. However, eligible U.S. Holders entitled to Treaty benefits under the “Limitation on Benefits” provision contained in the Treaty who are U.S. tax residents, as defined pursuant to the provisions of the Treaty may be subject to the withholding tax at a reduced rate (as described below).

Under the tax treaty between the Government of the United States and the Government of the French Republic for the Avoidance of Double Taxation and the Prevention of Fiscal Evasion with Respect to Taxes on Income and Capital dated August 31, 1994, as amended by additional protocols of December 8, 2004 and January 13, 2009, the rate of French withholding tax on dividends paid to an eligible U.S. Holder who is a U.S. tax resident as defined pursuant to the provisions of the Treaty and whose ownership of the ordinary shares or ADSs is not effectively connected with a permanent establishment or fixed base that such U.S. Holder has in France, is generally reduced to 15%, or to 5% if such U.S. Holder is a corporation and owns directly or indirectly at least 10% of the share capital of the issuer; such U.S. Holder may claim a refund from the French tax authorities of the amount withheld in excess of the Treaty rates of 15% or 5%, if any.

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

Dividends paid to a U.S. Holder that has not filed the Form 5000 before the dividend payment date will be subject to French withholding tax at the rate of 12.8%, 28% in 2020, or 75% if paid in a non-cooperative State or territory (as defined in Article 238-0 A of the FTC), and then reduced at a later date to 5% or 15%, provided that such holder duly completes and provides the French tax authorities with the treaty forms Form 5000 and Form 5001 before December 31 of the second calendar year following the year during which the dividend is paid. Certain qualifying pension funds and certain other tax-exempt entities are subject to the same general filing requirements as other U.S. Holders except that they may have to supply additional documentation evidencing their entitlement to these benefits.

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
At last, please note that subject to certain conditions, corporations can obtain a full refund of the withholding tax if they are in loss-making position. In such case, the taxation is deferred and will occur if and when profits will be made.

Wealth Tax

As from January 1, 2018, French wealth tax has been replaced by a new real estate wealth tax which applies only to individuals owning French real estate assets or rights, directly or indirectly through one or more legal entities and whose net taxable assets amount to at least 1,300,000 euros. Real estate assets allocated to an operational activity are excluded from the scope of the real estate wealth tax. Shares of an operating company holding French real estate assets in which the relevant individual holds, directly and indirectly, less than 10% of the share capital or voting rights, are also exempt from real estate wealth tax.

The tax treaty between the Government of the United States and the Government of the French Republic for the Avoidance of Double Taxation and the Prevention of Fiscal Evasion with Respect to Taxes on Income and Capital dated August 31, 1994, as amended by additional protocols of December 8, 2004 and January 13, 2009, does not prevent the application of real estate wealth tax to a US Holder who would be a US tax resident. However, based on the above domestic provisions and considering that Criteo SA is an operating company, the owning of ADSs or ordinary shares should not be subject to real estate wealth tax.

Disposal Consequences

Taxation on sale or assimilated
As a matter of principle, under French tax law, a foreign. shareholder should be subject to French tax on any capital gain from the sale, exchange, repurchase or redemption by us of ordinary shares or ADSs, provided that the foreign shareholder is not a French tax resident for French tax purposes; and either has not held more than 25% of our dividend rights, at any time during the preceding five years, either directly or indirectly, and, as relates to individuals, alone or with relatives (as an exception, a foreign shareholder established, domiciled or incorporated in a non-cooperative State or territory as defined in Article 238-0 A of the FTC should be subject to a 75% withholding tax in France on any such capital gain, regardless of the fraction of the dividend rights it holds) or holds French real estate assets or shares, units or rights in a company at least 50% of the assets of which consist of real estate located in France, or derives at least 50% of its value, directly or indirectly, from real estate located in France.

However, based on the tax treaty between the Government of the United States and the Government of the French Republic for the Avoidance of Double Taxation and the Prevention of Fiscal Evasion with Respect to Taxes on Income and Capital dated August 31, 1994, as amended by additional protocols of December 8, 2004 and January 13, 2009, a U.S. Holder who is a U.S. tax resident for purposes of the treaty, has no permanent establishment or fixed base in France and is entitled to treaty benefit will only be subject to French tax on capital gain resulting from the sale of shares, units or rights in a company at least 50% of the assets of which consist of real estate located in France, or derives at least 50% of its value, directly or indirectly, from real estate located in France. Based on these provisions, capital gain resulting from the sale or assimilated of ADSs and ordinary shares should not be subject to taxation in France. U.S. Holders who own ordinary shares or ADSs through U.S. partnerships that are not residents for Treaty purposes are advised to consult their own tax advisors regarding their French tax treatment and their eligibility for Treaty benefits in light of their own particular circumstances.

Gift and inheritance Tax

Under French tax law, the following assets are subject to gift and inheritance tax :

- all movable or immovable property located in France or outside France when the donor or the deceased had his tax residence in France within the meaning of Article 4 B of the FTC;

- movable or immovable property located in France (Included French real estate assets held indirectly), when the donor or the deceased is not domiciled for tax purposes in France;

- movable and immovable property located in France or outside France received from a donor or deceased domiciled outside France by the heir, donee or legatee who is domiciled for tax purposes in France within the meaning of Article 4 B of the CGI and has been so domiciled for at least six years during the last ten years preceding the year in which he receives the property

However, based on the article 5 of the tax treaty between the Government of the United States and the Government of the French Republic for the Avoidance of Double Taxation and the Prevention of Fiscal Evasion with Respect to Taxes on Inheritances and Gifts, dated November 24, 1978 (as amended by the protocol of December 8, 2004), if the US Holder is domiciled in US and has no permanent establishment or fixed base in France , only the French real estate assets and shares, units or other interests in a company or legal entity whose assets consist, directly or through one or more other companies or legal entities, of at least 50% of real property located in France or of rights relating to such property, can be subject to gift and inheritance tax. Based on these provisions, ADSs or ordinary shares should not be subject to gift and inheritance tax.

Item 6.    Selected Financial Data
Our audited consolidated financial statements have been prepared in accordance with U.S. GAAP. We derived the selected consolidated statements of income data for the years ended December 31, 2018, 2019 and 2020 and selected consolidated statements of financial position data as of December 31, 2019 and 2020 from our audited consolidated financial statements included in Part IV, Item 15 “Exhibits and Financial Statements” of this Form 10-K. The selected consolidated statements of income data for the years ended December 31, 2016 and 2017 and the selected consolidated financial position data as of December 31, 2016, 2017 and 2018 have been derived from our audited consolidated financial statements and notes thereto which are not included in this Form 10-K. This data should be read together with Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as our audited consolidated financial statements and notes thereto appearing elsewhere in this Form 10-K. Our historical results are not necessarily indicative of the results to be expected in the future.
Consolidated Statements of Income Data:

	Year Ended December 31,
	2020	2019	2018	2017	2016
	(in thousands, except share and per share data)
Revenue	$2,072,617	$2,261,516	$2,300,314	$2,296,692	$1,799,146

Cost of revenue (1):
Traffic acquisition costs	(1,247,571)	(1,314,947)	(1,334,334)	(1,355,556)	(1,068,911)
Other cost of revenue	(137,028)	(117,533)	(131,744)	(121,641)	(85,260)
Gross profit	688,018	829,036	834,236	819,495	644,975

Operating expenses
Research and development expenses (1)	(132,513)	(172,591)	(179,263)	(173,925)	(123,649)
Sales and operations expenses (1)	(330,285)	(375,477)	(372,707)	(380,649)	(282,853)
General and administrative expenses (1)	(116,395)	(139,754)	(135,159)	(127,077)	(117,469)
Total operating expenses	(579,193)	(687,822)	(687,129)	(681,651)	(523,971)
Income from operations	108,825	141,214	147,107	137,844	121,004
Financial expense	(1,939)	(5,749)	(5,084)	(9,534)	(546)
Income before taxes	106,886	135,465	142,023	128,310	120,458
Provision for income taxes	(32,197)	(39,496)	(46,144)	(31,651)	(33,129)
Net income	$74,689	$95,969	$95,879	$96,659	$87,329
Net income available to shareholders of Criteo S.A. (2)	$71,679	$90,745	$88,644	$91,214	$82,272
Net income available to shareholders per share:
Basic	$1.18	$1.41	$1.33	$1.40	$1.30
Diluted	$1.16	$1.38	$1.31	$1.34	$1.25
Weighted average shares outstanding used in computing per share amounts:
Basic	60,876,480	64,305,965	66,456,890	65,143,036	63,337,792
Diluted	61,818,593	65,598,588	67,662,904	67,851,971	65,633,470
(1) Cost of revenue and operating expenses include equity awards compensation expense, pension service costs, depreciation and amortization expense, acquisition-related costs, restructuring and transformation related costs and deferred price consideration as follows:

	Year Ended December 31,
	2020	2019	2018	2017	2016
	(in thousands)
Equity awards compensation expense
Research and development expenses	$10,253	$15,036	$21,232	$21,093	$12,108
Sales and operations expenses	12,042	19,301	29,244	31,386	16,838
General and administrative expenses	9,130	14,795	16,600	19,872	14,313
Total equity awards compensation expense (a)	31,425	49,132	67,076	72,351	43,259
Pension service costs
Research and development expenses	1,114	760	844	621	211
Sales and operations expenses	394	283	325	247	144
General and administrative expenses	724	513	522	363	169
Total pension service costs	2,232	1,556	1,691	1,231	524
Depreciation and amortization expense
Cost of revenue	55,935	44,866	67,347	53,988	38,469
Research and development expenses (b)	10,741	16,508	10,602	11,226	7,211
Sales and operations expenses (c)	16,770	24,914	18,245	19,844	7,757
General and administrative expenses	4,792	7,200	7,306	5,738	3,342
Total depreciation and amortization expense	88,238	93,488	103,500	90,796	56,779
Acquisition-related costs
General and administrative expenses	286	—	1,738	6	2,921
Total acquisition-related costs	286	—	1,738	6	2,921
Acquisition-related deferred price consideration
Research and development expense	—	—	—	—	85
Sales and operations expenses	—	—	—	—	—
General and administrative expenses	—	—	—	—	—
Total acquisition-related deferred price considerations	—	—	—	—	85
Restructuring related and transformation costs
Cost of revenue	—		—	2,497	—
Research and development expenses	4,240	2,000	(332)	2,911	—
Sales and operations expenses	9,398	8,810	290	1,825	—
General and administrative expenses	6,351	2,772	(11)	123	—
Total Restructuring related and transformation costs (d)	$19,989	$13,582	$(53)	$7,356	$—
(a) Excludes $(2.7) million, $(8.1) million, and $(0.5) million, disclosed as restructuring and transformation related costs as of December 31, 2020, 2019 and 2018 respectively.
(b) Includes acquisition-related amortization of intangible assets of $ 6.8 million, $12.3 million, $15.8 million, $ 17.7 million and $4.1 million, (including the accelerated amortization for Manage technology due to a revised useful life for $4.0 million) as of December 31, 2020, 2019, 2018, 2017 and 2016, respectively.
(c) Includes acquisition-related amortization of intangible assets of $8.7 million, $15.6 million, $9.1 million, $10.0 million and $0.8 million, (including an impairment loss on Manage customers relationships for $6.9 million) as of December 31, 2020, 2019, 2018, 2017 and 2016, respectively.
(d) The Company recognized restructuring related and transformation charges following its new organizational structure implemented to support its multi-product platform strategy and office right sizing policy as detailed below as of December 31, 2020 and 2019:

	Year Ended December 31, 2020	Year Ended December 31, 2019
(Gain) from forfeitures of share-based compensation awards	(2,655)	(8,133)
Depreciation and amortization expense	—	1,161
Facilities and impairment related costs	12,975	11,080
Payroll related costs	5,911	9,474
Consulting costs related to transformation	3,758	—
Total restructuring related and transformation costs	$19,989	$13,582
(2) For the years ended December 31, 2020, 2019, 2018, 2017 and 2016, this excludes $3.0 million, $5.2 million, $7.2 million, $5.4 million and $5.1 million, respectively, of net income available to non-controlling interests in our Japanese subsidiary held by Yahoo! Japan.

Reconciliation from Non-GAAP Operating Expenses to Operating Expenses under GAAP:

	Year Ended December 31,
	2020	2019	2018	2017	2016
	(in thousands)
Research and development expenses	$(132,513)	$(172,591)	$(179,263)	$(173,925)	$(123,649)
Equity awards compensation expense	10,253	15,036	21,232	21,093	12,108
Depreciation and amortization expense	10,741	16,508	10,602	11,226	7,211
Pension service costs	1,114	760	844	621	211
Acquisition-related deferred price consideration	—	—	—	—	85
Restructuring related and transformation costs	4,240	2,000	(332)	2,911	—
Non-GAAP - Research and development expenses	$(106,165)	$(138,287)	$(146,917)	$(138,074)	$(104,034)
Sales and operations expenses	(330,285)	(375,477)	(372,707)	(380,649)	(282,853)
Equity awards compensation expense	12,042	19,301	29,244	31,386	16,838
Depreciation and amortization expense	16,770	24,914	18,245	19,844	7,757
Pension service costs	394	283	325	247	144
Restructuring related and transformation costs	9,398	8,810	290	1,825	—
Non-GAAP - Sales and operations expenses	(291,681)	(322,169)	(324,603)	(327,347)	(258,114)
General and administrative expenses	(116,395)	(139,754)	(135,159)	(127,077)	(117,469)
Equity awards compensation expense	9,130	14,795	16,600	19,872	14,313
Depreciation and amortization expense	4,792	7,200	7,306	5,738	3,342
Pension service costs	724	513	522	363	169
Acquisition-related costs	286	—	1,738	6	2,921
Restructuring related and transformation costs	6,351	2,772	(11)	123	—
Non-GAAP - General and administrative expenses	(95,112)	(114,474)	(109,004)	(100,975)	(96,724)
Total Operating expenses	(579,193)	(687,822)	(687,129)	(681,651)	(523,971)
Equity awards compensation expense	31,425	49,132	67,076	72,351	43,259
Depreciation and Amortization expense	32,303	48,622	36,153	36,808	18,310
Pension service costs	2,232	1,556	1,691	1,231	524
Acquisition-related costs	286	—	1,738	6	2,921
Acquisition-related deferred price consideration	—	—	—	—	85
Restructuring related and transformation costs	19,989	13,582	(53)	4,859	—
Total Non-GAAP Operating expenses	$(492,958)	$(574,930)	$(580,524)	$(566,396)	$(458,872)
    Non-GAAP Operating Expenses are our consolidated operating expenses adjusted to eliminate the impact of depreciation and amortization, equity awards compensation expense, pension service costs, restructuring related and transformation costs, acquisition-related costs and deferred price consideration. The Company uses Non-GAAP Operating Expenses to understand and compare operating results across accounting periods, for internal budgeting and forecasting purposes, for short-term and long-term operational plans, and to assess and measure our financial performance and the ability of our operations to generate cash. We believe Non-GAAP Operating Expenses reflects our ongoing operating expenses in a manner that allows for meaningful period-to-period comparisons and analysis of trends in our business. As a result, we believe that Non-GAAP Operating Expenses provides useful information to investors in understanding and evaluating our core operating performance and trends in the same manner as our management and in comparing financial results across periods. In addition, Non-GAAP Operating Expenses is a key component in calculating Adjusted EBITDA, which is one of the key measures we use to provide our quarterly and annual business outlook to the investment community.

Consolidated Statements of Financial Position Data:

	Year Ended December 31,
	2020	2019	2018	2017	2016
	(in thousands)
Cash and cash equivalents	$488,011	$418,763	$364,426	$414,111	$270,317
Total assets	$1,853,410	$1,790,384	$1,597,135	$1,531,300	$1,211,186
Trade receivables, net of allowances for doubtful accounts	$474,055	$481,732	$473,901	$484,101	$397,244
Total financial liabilities	$3,275	$4,405	$3,508	$3,657	$85,580
Total liabilities	$700,723	$752,396	$629,244	$633,602	$601,309
Total equity	$1,152,687	$1,037,988	$967,891	$897,698	$609,877
Other Financial and Operating Data:

	Year Ended December 31,
	2020	2019	2018	2017	2016
	(in thousands, except number of clients)
Number of clients	21,460	20,247	19,419	18,118	14,468
Revenue ex-TAC (3)	$825,046	$946,569	$965,980	$941,136	$730,235
Adjusted net income (4)	$134,171	$175,399	$168,738	$183,311	$136,777
Adjusted EBITDA (5)	$250,995	$298,972	$321,059	$309,584	$224,572
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

	Year Ended December 31,
	2020	2019	2018	2017	2016
	(in thousands)
Revenue	$2,072,617	$2,261,516	$2,300,314	$2,296,692	$1,799,146
Adjustment:
Traffic acquisition costs	(1,247,571)	(1,314,947)	(1,334,334)	(1,355,556)	(1,068,911)
Revenue ex-TAC	$825,046	$946,569	$965,980	$941,136	$730,235

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

	Year Ended December 31,
	2020	2019	2018	2017	2016
	(in thousands)
Net income	$74,689	$95,969	$95,879	$96,659	$87,329
Adjustments:
Equity awards compensation expense (a)	31,425	49,132	67,076	72,351	43,259
Amortization of acquisition-related intangible assets	15,520	27,906	15,821	17,731	4,131
Acquisition-related costs	286	—	1,738	6	2,921
Acquisition-related deferred price consideration	—	—	—	—	85
Restructuring and transformation related costs	19,989	13,582	(53)	7,356	—
Tax impact of the above adjustments	(7,738)	(11,190)	(11,723)	(10,792)	(948)
Adjusted net income	$134,171	$175,399	$168,738	$183,311	$136,777

(a) Excludes $(2.7) million, $(8.1) million, and $(0.5) million disclosed as restructuring costs as of December 31, 2020, 2019 and 2018, respectively.

(5) We define Adjusted EBITDA as our consolidated earnings before financial income (expense), income taxes, depreciation and amortization, adjusted to eliminate the impact of equity awards compensation expense, pension service costs, restructuring related and transformation costs, acquisition-related costs and deferred price consideration. Adjusted EBITDA is not a measure calculated in accordance with U.S. GAAP. We have included Adjusted EBITDA in this Form 10-K because it is a key measure used by our management and board of directors to evaluate operating performance, generate future operating plans and make strategic decisions regarding the allocation of capital. In particular, we believe that the elimination of equity awards compensation expense, pension service costs, restructuring related and transformation costs, acquisition-related costs and deferred price consideration in calculating Adjusted EBITDA can provide a useful measure for period-to-period comparisons of our core business. Accordingly, we believe that Adjusted EBITDA provides useful information to investors and others in understanding and evaluating our results of operations in the same manner as our management and board of directors. Our use of Adjusted EBITDA has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our financial results as reported under U.S. GAAP. Some of these limitations are: (a) although depreciation and amortization are non-cash charges, the assets being depreciated and amortized may have to be replaced in the future, and Adjusted EBITDA does not reflect cash capital expenditure requirements for such replacements or for new capital expenditure requirements; (b) Adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs; (c) Adjusted EBITDA does not reflect the potentially dilutive impact of equity-based compensation; (d) Adjusted EBITDA does not reflect tax payments that may represent a reduction in cash available to us; and (e) other companies, including companies in our industry, may calculate Adjusted EBITDA or similarly titled measures differently, which reduces their usefulness as a comparative measure. Because of these and other limitations, you should consider Adjusted EBITDA alongside our U.S. GAAP financial results, including net income. The following table presents a reconciliation of Adjusted EBITDA to net income, the most directly comparable U.S. GAAP measure, for each of the periods indicated:

	Year Ended December 31,
	2020	2019	2018	2017	2016
	(in thousands)
Net income	$74,689	$95,969	$95,879	$96,659	$87,329
Adjustments:
Financial expense	1,939	5,749	5,084	9,534	546
Provision for income taxes	32,197	39,496	46,144	31,651	33,129
Equity awards compensation expense (a)	31,425	49,132	67,076	72,351	43,259
Pension service costs	2,232	1,556	1,691	1,231	524
Depreciation and amortization expense	88,238	93,488	103,500	90,796	56,779
Acquisition-related costs	286	—	1,738	6	2,921
Acquisition-related deferred price consideration	—	—	—	—	85
Restructuring related and transformation costs	19,989	13,582	(53)	7,356	—
Total net adjustments	176,306	203,003	225,180	212,925	137,243
Adjusted EBITDA	$250,995	$298,972	$321,059	$309,584	$224,572

(a) Excludes $(2.7) million, $(8.1) million, and $(0.5) million disclosed as restructuring costs as of December 31, 2020, 2019 and 2018, respectively.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this Form 10-K.
Overview
We are a global technology company powering the world's marketers with trusted and impactful advertising. We operate at the intersection of ecommerce, digital marketing and media monetization. We enable brands' and retailers' growth by providing best-in-class marketing and monetization services on the open Internet. We do this by activating commerce data through artificial intelligence ("AI") technology, reaching consumers on an extensive scale across all stages of the consumer journey, and generating advertising revenues from consumer brands for large retailers. Our vision is to build the world's leading Commerce Media Platform to deliver measurable business outcomes at scale for global brands, agencies and retailers across multiple marketing goals. Our data is pooled among our clients and offers deep insights into consumer intent and purchasing habits. To drive trusted and impactful advertising, we activate our data assets in a privacy-by-design way through proprietary AI technology to engage consumers in real time with highly relevant digital advertisements ("ads") across devices and environments.
Our focus is on ecommerce. Our clients include some of the largest and most sophisticated ecommerce companies in the world, along with world-class consumer brands. We partner with them to capture user activity on their websites and mobile applications ("apps"), which we define as digital properties, and optimize the performance of their ads based on that activity and other data. Demonstrating the depth and scale of our data, we collected data on over $950 billion in online sales transactions1 on our clients' digital properties in the year ended December 31, 2020. Based on this data and other assets, we delivered 1.6 trillion targeted ads in the year ended December 31, 2020. As of December 31, 2020, we served more than 21,000 clients and, in each of the last three years, our average client retention rate, as measured on a quarterly basis, was approximately 90%.
We serve a wide range of clients and our revenue is not concentrated within any single client or group of clients. In 2020, 2019 and 2018, our largest client represented 3.5%, 2.8%, 2.0% of our revenue, respectively, and in 2020, 2019 and 2018, our largest 10 clients represented 13.7%, 11.4% and 11.7% of our revenue in the aggregate, respectively. There is no group of customers under common control or customers that are affiliates of each other constituting an aggregate amount equal to 10% or more of our consolidated revenues, the loss of which would have a material adverse effect on the Company.
We operate in 104 countries through a network of 29 offices located in Europe, Middle East, Africa (EMEA), the Americas and Asia-Pacific. As a result of our significant international operations, our revenue from outside of France, our home country, accounted for 93.6% of our revenue for year ended December 31, 2020.
The Company's foreign currency risk exposure to the British pound, the Japanese yen, the Brazilian real and the U.S. dollar against the euro (the euro still remains the Company's functional currency) is described in Item 7 note B. Liquidity and Capital Resources to our Management's Discussion and Analysis included elsewhere in this Form 10-K.

___________________________________________________
1 Excluding Criteo Retail Media

Our financial results include:
•Revenue of $2,072.6 million, $2,261.5 million and $2,300.3 million for the years ended December 31, 2020, 2019 and 2018, respectively;
•Revenue ex-TAC, which is a non-U.S. GAAP financial measure, of $825.0 million, $946.6 million and $966.0 million for the years ended December 31, 2020, 2019 and 2018, respectively;
•Net Income of $74.7 million, $96.0 million and $95.9 million for the years ended December 31, 2020, 2019 and 2018, respectively; and
•Adjusted EBITDA, which is a non-U.S. GAAP financial measure, of $251.0 million, $299.0 million and $321.1 million for the years ended December 31, 2020, 2019 and 2018, respectively.

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
We also have multiple pricing models which now include cost plus margin models in addition to cost-per-click, cost-per-install and cost-per-impression pricing models.
We recognize revenues when we transfer control of promised services directly to our clients or to advertising agencies, which we collectively refer to as our clients, in an amount that reflects the consideration to which we expect to be entitled to in exchange for those services.
For campaigns priced on a cost-per-click, cost-per-install basis and cost plus margin basis, we bill our clients when a user clicks on an advertisement we deliver or installs an application by clicking on an advertisement we delivered, respectively. For these pricing models, we recognize revenue when a user clicks on an advertisement or installs an application.
For campaigns priced on a cost-per-impression basis, we bill our clients based on the number of times an advertisement is displayed to a user. For this pricing model, we recognize revenue when an advertisement is displayed.
For campaigns with a fixed pricing component, where fixed amounts are billed to the customer at various intervals, we recognize revenue on a ratable basis, based on our completion of our performance obligation to the customer.
We mainly act as principal in our arrangements because (i) we control the advertising inventory before it is transferred to our clients; (ii) we bear sole responsibility for fulfillment of the advertising promise and inventory risks and (iii) we have full discretion in establishing prices. Therefore, based on these factors, we report revenue earned and the related costs incurred on a gross basis.
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

Other Cost of Revenue. Other cost of revenue includes expenses related to third-party hosting fees, depreciation of data center equipment, the cost of data purchased from third parties and digital taxes. The Company does not build or operate its own data centers and none of its Research and Development employments are dedicated to revenue generating activities. As a result, we do not include the costs of such personnel in other cost of revenue.
Operating Expenses
Operating expenses consist of research and development, sales and operations, and general and administrative expenses. Salaries, bonuses, equity awards compensation, pension benefits and other personnel-related costs are the most significant components of each of these expense categories. The number of employees decreased from 2,764 employees at January 1, 2018 to 2,594 employees at December 31, 2020.
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
Our research and development efforts are focused on enhancing the performance of our solutions and improving the efficiency of the services we deliver to our clients and publisher partners. All development costs, principally headcount-related costs, are expensed until management determines that technological feasibility is reached and the preliminary project phase is completed. The Company capitalizes costs associated with software developed when the preliminary project stage is completed, management implicitly or explicitly authorizes and commits to funding the project and it is probable that the project will be completed and perform as intended . Capitalized costs mainly relates to internally developed internal-use software and IT licenses.
The number of employees in research and development functions decreased from 701 at January 1, 2018 to 624 at December 31, 2020. On October 7, 2019, in connection with the new organization structure, we announced a plan to restructure its R&D activities with the closing of our R&D operations in Palo Alto, and our headcount was slightly reduced in connection with the completion of this restructuring. Additionally, research and development expenses slightly decreased as a percentage of our revenue.
We believe our continued investment in research and development to be critical to maintaining and improving our technology within the Criteo Commerce Media Platform, our quality of service and our competitive position.
Sales and Operations Expense. Sales and operations expense consists primarily of personnel-related costs for our employees working in our sales, account strategy, sales operations, publisher business development, analytics, marketing, technical solutions, creative services and other teams, including salaries, bonuses, equity awards compensation, and other personnel-related costs. Additional expenses in this category include travel and entertainment, marketing and promotional events, marketing activities, provisions for doubtful accounts, subcontracting, consulting and professional fees paid to third parties, allocated overhead and depreciation and amortization costs. The number of employees in sales and operations functions declined from 1,595 at January 1, 2018 to 1,520 at December 31, 2020. In order to expand our business, we expect to make targeted investments in our resources in some areas of our sales and operations. Yet, we expect sales and operations expenses to remain fairly flat as a percentage of revenue over time as we increase the productivity of our sales and operations teams.
General and Administrative Expense. General and administrative expense consists primarily of personnel costs, including salaries, bonuses, equity awards compensation, pension benefits and other personnel-related costs for our administrative, legal, information technology, human resources, facilities and finance teams. Additional expenses included in this category include travel-related expenses, subcontracting and professional fees, audit fees, tax services and legal fees, as well as insurance and other corporate expenses, along with allocated overhead and depreciation and amortization costs. The number of employees in general and administrative functions decreased from 468 at January 1, 2018 to 450 at December 31, 2020. We expect our general and administrative expense to decrease as a percentage of revenue over time as we increase the productivity of our general and administrative teams.

Financial Income (Expense)
Financial income (expense) primarily consists of:
•exchange differences arising on the settlement or translation into local currency of monetary balance sheet items labeled in euros (the Company's functional currency). We are exposed to changes in exchange rates primarily in the United States, the United Kingdom, Japan, Korea and Brazil. The U.S. dollar, the British pound, the Korean won, the Japanese yen and the Brazilian real are our most significant foreign currency exchange risks. At December 31, 2020, our exposure to foreign currency risk was centralized at parent company level and hedged. These exchange differences in euro are then translated into U.S. dollars (the Company's reporting currency) according to the average euro/U.S. dollar exchange rate.
•interest received on our cash and cash equivalents and interest incurred on outstanding borrowings under our debt loan agreements and revolving credit facilities ("RCFs").
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
No uncertain tax positions were identified as of December 31, 2020.
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
An accounting policy is deemed to be critical if it requires an accounting estimate to be made on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably possible could materially impact the financial statements. We believe estimates associated with (1) revenue recognition criteria (2) allowances for credit losses, (3) research tax credits (4) income taxes, including i) recognition of deferred tax assets arising from the subsidiaries projected taxable profit for future years, ii) evaluation of uncertain tax positions associated with our transfer pricing policy and iii) recognition of income tax position in respect with tax reforms recently enacted in countries we operate, (5) assumptions used in valuing acquired assets and assumed liabilities in business combinations, (6) assumptions used in the valuation of goodwill, intangible assets and right of use assets - operating lease, and (7) assumptions used in the valuation model to determine the fair value of share-based compensation plan. The severity, magnitude, duration and after effects of the COVID-19 pandemic on general economic conditions increase uncertainty associated with these estimates, in particular those related to allowance for credit losses, assumptions used in the valuation of goodwill and estimates relating to income taxes. Therefore, we consider these to be our critical accounting policies and estimates. See Note 1. Principles and Accounting Methods to our audited consolidated financial statements beginning on page F-1 for a description of our other significant accounting policies.

Revenue Recognition
We recognize revenues when we transfer control of promised services directly to our clients or to advertising agencies, which we collectively refer to as our clients, in an amount that reflects the consideration to which we expect to be entitled to in exchange for those services.
For campaigns priced on a cost-per-click, cost-per-install basis and cost plus margin basis, we bill our clients when a user clicks on an advertisement we deliver or installs an application by clicking on an advertisement we delivered, respectively. For these pricing models, we recognize revenue when a user clicks on an advertisement or installs an application.
For campaigns priced on a cost-per-impression basis, we bill our clients based on the number of times an advertisement is displayed to a user. For this pricing model, we recognize revenue when an advertisement is displayed.
For campaigns with a fixed pricing component, where fixed amounts are billed to the customer at various intervals, we recognize revenue on a ratable basis, based on our completion of our performance obligation to the customer.
We mainly act as principal in our arrangements because (i) we control the advertising inventory before it is transferred to our clients; (ii) we bear sole responsibility for fulfillment of the advertising promise and inventory risks and (iii) we have full discretion in establishing prices. Therefore, based on these factors, we report revenue earned and the related costs incurred on a gross basis..
Trade Receivables, Net of Allowances for Doubtful Accounts
We carry our accounts receivable at net realizable value. On a periodic basis, our management evaluates our accounts receivable and determines whether to provide an allowance or if any accounts should be written down and charged to expense as a bad debt. The evaluation is based on a past history of collections, current credit conditions, the length of time the trade receivable is past due and a past history of write downs. A trade receivable is considered past due if we have not received payments based on agreed-upon terms. A higher default rate than estimated or a deterioration in our major clients’ creditworthiness could have an adverse impact on our future results. Given the global economic turmoil brought about by COVID-19, our estimates and judgments with respect to the collectability of our receivables are subject to greater uncertainty than in more stable periods. Allowances for doubtful accounts on trade receivables are recorded in “Sales and Operations” in our consolidated statements of income. We generally do not require any security or collateral to support our trade receivables. The amount of allowance for doubtful accounts charged to our consolidated statements of income for the years ended December 31, 2020, 2019 and 2018 was $30.8 million, $11.1 million and $17.1 million, respectively and represented 6.5%, 2.3% and 3.7% of our trade receivables, net of allowances, as of December 31, 2020, 2019, and 2018, respectively. The amount charged to allowance for credit losses for the twelve months ended December 31, 2020 increased compared to the same period in the prior year due to the application of the expected credit loss model beginning on January 1, 2020 as well as an increase to the provision due to the expected impact of COVID-19 on the Company's future cash collections caused by the downturn in the economy which has led to financial difficulties for some of our customers, particularly those operating in the retail sector.

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
Goodwill

Goodwill is not amortized and is tested for impairment at least annually or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The Company has determined that it operates as a single reporting unit and has selected December 31 as the date to perform its annual impairment test. In the impairment assessment of its goodwill, the Company performs an impairment test, which involves assumptions regarding estimated future cash flows to be derived from the Company The estimated future cash flows are used to derive the fair value of the reporting unit, which is then compared to its net book value, including goodwill . If these estimates or their related assumptions change in the future, the Company may be required to record impairment for these assets. If the net book value exceeds its fair value, then the Company would be required to recognize an impairment loss. The impairment loss to be recognized would be calculated by comparing the fair value of the Company to its net book value, including goodwill. An impairment loss would be recognized in the Consolidated Statement of Income when the carrying amount of goodwill exceeds its implied fair value.

There has been no impairment of goodwill during the years ended December 31, 2020, 2019 and 2018, as the Company's reporting unit's fair value was substantially in excess of the carrying value based on the annual goodwill impairment test.

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
Cloud computing arrangements (“CCAs”), such as software as a service and other hosting arrangements, are evaluated for capitalized implementation costs in a similar manner as capitalized software development costs. If a CCA includes a software license, the software license element of the arrangement is accounted for in a manner consistent with the acquisition of other software licenses. If a CCA does not include a software license, the service element of the arrangement is accounted for as a service contract. The Company capitalized certain implementation costs for its CCAs that are service contracts, which are included in other current assets. The Company amortizes capitalized implementation costs in a CCA over the life of the service contract.

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
These variables include the fair value of our ordinary shares, the exercise price of the option, the expected term of the options, our expected share price volatility, risk-free interest rates, and expected dividends, which are estimated as follows:
•Fair value of our ordinary shares. Following our initial public offering, we established a policy of using the closing sales price per ADS as quoted on the Nasdaq on the date of grant for purposes of determining the fair value of ordinary shares.
•Exercise price of the option. Following our initial public offering, we established a policy of using the closing sales price per ADS as quoted on the Nasdaq on the date of grant for purposes of determining the exercise price with a floor value of 95% of the average of the closing sales price per ADS for the 20 trading days preceding the grant.
•Expected term. The expected term represents the period that our share-based awards are expected to be outstanding. As we do not have sufficient historical experience for determining the expected term of the ordinary share option awards granted, we have based our expected term on the simplified method, which represents the average period from vesting to the expiration of the award.
•Expected volatility. Prior to our initial public offering, as we did not have a trading history for our ordinary shares, the expected share price volatility for our ordinary shares was estimated by taking the average historic price volatility for industry peers based on daily price observations over a period equivalent to the expected term of the ordinary share option grants. From the initial public offering, the expected share price volatility takes into account the Criteo closing share price from the initial public offering date to the grant date and closing share price of industry peers for the remaining expected term of the ordinary share option grant.
•Risk-free rate. The risk-free interest rate is based on the yields of France Treasury securities with maturities similar to the expected term of the options for each option group.
•Dividend yield. We have never declared or paid any cash dividends and do not presently plan to pay cash dividends in the foreseeable future. Consequently, we use an expected dividend yield of zero.
If any of the assumptions used in the Black-Scholes model changes significantly, share-based compensation for future awards may differ materially compared with the awards granted previously.
The following table presents the range of assumptions used to estimate the fair value of options granted during the periods presented:

Year Ended December 31,
	2020	2019	2018
Volatility	39.2% - 39.9%	39.2% - 41.2%	40.7% - 41.5%
Risk-free interest rate	0.00% - 0.25%	0.00% - 0.10%	0.60% - 0.90%
Expected life (in years)	6 years	6 years	6 years
Dividend yield	—%	—%	—%
Recent Accounting Pronouncements
For a discussion of recent accounting pronouncements applicable to us, see Note 1 to our audited consolidated financial statements beginning on page F-1.

Results of Operations for the Years Ended December 31, 2020, 2019 and 2018
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

	Year Ended December 31,			% change
	2020	2019	2018	2020 vs 2019	2019 vs 2018
	(in thousands)
Revenue as reported	$2,072,617	$2,261,516	$2,300,314	(8)%	(2)%
Conversion impact U.S. dollar/other currencies	$3,239	$51,373	(19,118)
Revenue at constant currency (*)	2,075,856	2,312,889	2,281,196	(8)%	1%

Americas
Revenue as reported	$894,854	$952,154	$954,073	(6)%	(0.2)%
Conversion impact U.S. dollar/other currencies	12,770	4,584	7,693
Revenue at constant currency (*)	$907,624	$956,738	$961,766	(5)%	0.3%

EMEA
Revenue as reported	$749,672	$806,197	$839,825	(7)%	(4)%
Conversion impact U.S. dollar/other currencies	(4,528)	44,478	(21,553)
Revenue at constant currency (*)	$745,144	$850,675	$818,272	(8)%	1%

Asia-Pacific
Revenue as reported	$428,091	$503,165	$506,416	(15)%	(1)%
Conversion impact U.S. dollar/other currencies	(5,003)	2,311	(5,258)
Revenue at constant currency (*)	$423,088	$505,476	$501,158	(16)%	(0.2)%
(*) Revenue at constant currency excludes the impact of foreign currency fluctuations and is computed by applying the average exchange rates for the prior year to the following year figures.

2020 Compared to 2019
Revenue in 2020 decreased $(188.9) million, or (8)% (or (8)% on a constant currency basis) to $2,072.6 million compared to 2019.
The COVID-19 pandemic impacted our business during most of the year, with an estimated net negative impact on revenue of approximately $262 million for the twelve months ended December 31, 2020, or approximately 12 points of year-over-year growth, as some clients decided to temporarily pause or reduce their campaigns with us. The COVID-19 headwind impacted our large customers in our Marketing Solutions business, in particular in the Travel, Classifieds verticals and some large brick-and-mortar Retail clients. However, we believe that client spending from Retail clients in the midmarket and in our Retail Media solutions was supported by stronger ecommerce shopping trends emerging from the COVID-19 pandemic.
The year-over-year decrease in revenue was driven by the lower contribution from our existing clients and some churning clients, both of which we largely attribute to the COVID-19 outbreak, offsetting the positive contribution from new clients. We added 1,213 net new clients year-over-year across regions.
Our revenue in the Americas region decreased $(57.3) million, or (6)% (or (5)% on a constant currency basis) to $894.9 million for 2020 compared to 2019. This decline was driven by an estimated revenue impact from COVID-19 of approximately $90 million, in particular with large customers in the broader Classifieds vertical and some large brick-and-mortar Retail clients in the U.S.

Our revenue in the EMEA region decreased $(56.5) million, or (7)% (or (8)% on a constant currency basis) to $749.7 million for 2020 compared to 2019. This decrease at constant currency includes an estimated $96 million revenue impact from the COVID-19 pandemic, in part due to the fact that the EMEA region had the highest exposure to the Travel vertical prior to the pandemic, which was most impacted by COVID-19.
Our revenue in the Asia-Pacific region decreased $(75.1) million, or (15)% (or (16)% on a constant currency basis) to $428.1 million for 2020 compared to 2019. The decrease at constant currency included an estimated $76 million revenue impact from the COVID-19 pandemic, mostly in the Travel and Classifieds verticals, and was also driven by a weak economic climate in Japan, our largest market in the region.
Additionally, $2,073 million of revenue for 2020 was negatively impacted by $ $3.2 million of currency fluctuations, particularly as a result of the depreciation of the Turkish Lira, Russian Ruble, the Brazilian real, partially offset by the appreciation of the Japanese Yen and the Euro, compared to the U.S. dollar.
The year-over-year decrease in revenue on a constant currency basis is entirely attributable to the decrease in the average price charged to advertisers, partly driven by the evolution of our revenue mix over the period, and partially offset by the increased number of impressions delivered by us and the increased number of clicks delivered on the advertising banners displayed by us.
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

Cost of Revenue

	Year Ended December 31,			% change
	2020	2019	2018	2020 vs 2019	2019 vs 2018
	(in thousands, except percentages)
Traffic acquisition costs	$(1,247,571)	$(1,314,947)	$(1,334,334)	(5)%	(1)%
Other cost of revenue	(137,028)	(117,533)	(131,744)	17%	(11)%
Total cost of revenue	$(1,384,599)	$(1,432,480)	$(1,466,078)	(3)%	(2)%
% of revenue	(67)%	(63)%	(64)%
Gross profit %	33%	37%	36%
2020 Compared to 2019
Cost of revenue for 2020 decreased $(47.9) million, or (3)%, compared to 2019. This decrease was primarily the result of a $(67.4) million, or (5)% decrease in traffic acquisition costs (or (5)% on a constant currency basis), partially offset by a $19.5 million, or 17% (or 18% on a constant currency basis), increase in other cost of revenue.
The decrease in traffic acquisition costs on a constant currency basis related primarily to the (13)% decrease (and (13)% decrease on a constant currency basis) in the average CPM for inventory purchased. This was partly driven by lower global demand for advertising inventory, despite the increase in online traffic globally caused by the lockdown imposed in COVID-19 affected areas, making the unit price of inventory relatively cheaper than in the pre-pandemic period. This was also driven by the effectiveness of our Criteo Direct Bidder, which allows us to buy quality inventory directly from large publishers and remove intermediary fees in the process. This decrease was not entirely offset by the 10% increase in the number of impressions we purchased, reflecting higher volumes of inventory available and our expanding relationships with existing and new publisher partners, in particular through direct connections, to support client demand for advertising campaigns.
The increase in other cost of revenue includes $(11.1) million in the allocated depreciation and amortization expense,$(4.2) million in hosting costs, $(2.6) million in data acquisition and $(1.6) million increase in other cost of sales.
2019 Compared to 2018
Cost of revenue for 2019 decreased $(33.6) million, or (2)%, compared to 2018. This decrease was primarily the result of a $(19.4) million, or (1)% decrease in traffic acquisition costs (or an increase of 1% on a constant currency basis), and a $(14.2) million, or (11)% (or (9)% on a constant currency basis), decrease in other cost of revenue.
The increase in traffic acquisition costs on a constant currency basis related primarily to an increase of 9.2% in the total number of impressions we purchased, partly offset by a (10)% decrease (or (8)% decrease on a constant currency basis) in the average CPM for inventory purchased. The increase in the volume of purchased impressions reflects our expanding relationships with existing and new publisher partners to support the growth in our client demand for advertising campaigns. The year-over-year decrease in average CPM was driven by a combination of factors, including the effectiveness of our Criteo Direct Bidder, which allows us to buy quality inventory directly from large publishers and remove intermediary fees in the process, as well as of the growing share of in-app inventory in our business, which inventory cost tends to be slightly lower than that in the web browser environment.
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

Revenue excluding Traffic Acquisition Costs
We consider Revenue ex-TAC as a key measure of our business activity. Our strategy focuses on maximizing our Revenue ex-TAC on an absolute basis over maximizing our near-term gross margin. We believe this focus builds sustainable long-term value for our business by fortifying a number of our competitive strengths, including access to advertising inventory, breadth and depth of data and continuous improvement of the Criteo AI Engine’s performance, allowing it to deliver more relevant advertisements at scale. As part of this focus, we continue to invest in building preferred relationships with direct publishers and pursue access to leading advertising exchanges.
The following table sets forth our revenue, traffic acquisition costs and Revenue ex-TAC by region, including the Americas (North and South America), Europe, Middle East and Africa, or EMEA, and Asia-Pacific:

		Year Ended December 31,
	Region	2020	2019	2018
		(in thousands)
Revenue	Americas	$894,854	$952,154	$954,073
	EMEA	749,672	806,197	839,825
	Asia-Pacific	428,091	503,165	506,416
	Total	$2,072,617	$2,261,516	$2,300,314

Traffic acquisition costs	Americas	$(569,436)	$(579,175)	$(579,597)
	EMEA	(433,206)	(453,530)	(471,654)
	Asia-Pacific	(244,929)	(282,242)	(283,083)
	Total	$(1,247,571)	$(1,314,947)	$(1,334,334)

Revenue ex-TAC (1)	Americas	$325,418	$372,979	$374,476
	EMEA	316,466	352,667	368,171
	Asia-Pacific	183,162	220,923	223,333
	Total	$825,046	$946,569	$965,980
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

	Year Ended December 31,			% change
	2020	2019	2018	2020 vs 2019	2019 vs 2018
	(in thousands)
Revenue as reported	$2,072,617	$2,261,516	$2,300,314	(8)%	(2)%
Conversion impact U.S. dollar/other currencies	3,239	51,373	(19,118)
Revenue at constant currency	$2,075,856	$2,312,889	$2,281,196	(8)%	1%

Traffic acquisition costs as reported	$(1,247,571)	$(1,314,947)	$(1,334,334)	(5)%	(1)%
Conversion impact U.S. dollar/other currencies	(1,605)	(28,831)	10,433
Traffic acquisition cost at constant currency	$(1,249,176)	$(1,343,778)	$(1,323,901)	(5)%	1%

Revenue ex-TAC as reported	$825,046	$946,569	$965,980	(13)%	(2)%
Conversion impact U.S. dollar/other currencies	1,634	22,542	(8,686)
Revenue ex-TAC at constant currency	$826,680	$969,111	$957,294	(13)%	0.3%

Other cost of revenue as reported	$(137,028)	$(117,533)	$(131,744)	17%	(11)%
Conversion impact U.S. dollar/other currencies	(1,167)	(1,856)	(114)
Other cost of revenue at constant currency	$(138,195)	$(119,389)	$(131,858)	18%	(9)%

Research and Development Expenses

	Year Ended December 31,			% change
	2020	2019	2018	2020 vs 2019	2019 vs 2018
	(in thousands, except percent of revenue)
Research and development expenses	$(132,513)	$(172,591)	$(179,263)	(23)%	(4)%
% of revenue	(6)%	(8)%	(8)%
2020 Compared to 2019
Research and development expenses for 2020 decreased $(40.1) million, or (23)%, compared to 2019. This decrease mainly related to a decrease in headcount-related costs following the cessation of our R&D operations in Palo Alto in 2019 and lower amortization expense due to the Manage assets revised useful life in 2019.
2019 Compared to 2018
Research and development expenses for 2019 decreased $(6.7) million, or (4)%, compared to 2018. This decrease mainly related to an increase in the French Research Tax Credit and a decrease of headcount-related costs due to a lower share-based compensation expense, partially offset by an increased amortization expense for Manage technology due to a revised useful life (see Note 8). On October 7, 2019, in connection with the new organization structure, the Company announced a plan to restructure its R&D activities with the cessation of its R&D operations in Palo Alto. The Company incurred net restructuring costs of $0.7 million (see Note 2).

Sales and Operations Expenses

	Year Ended December 31,			% change
	2020	2019	2018	2020 vs 2019	2019 vs 2018

	(in thousands, except percent of revenue)
Sales and operations expenses	$(330,285)	$(375,477)	$(372,707)	(12)%	1%
% of revenue	(16)%	(17)%	(16)%

2020 Compared to 2019
Sales and operations expenses for 2020 decreased $(45.2) million, or (12)%, compared to 2019. This decrease mainly related to a reduction in headcount-related costs, a lower share-based compensation expense, the absence of Manage customer relationships amortization (as asset was fully impaired in 2019), discretionary spend measures on marketing and events, partially offset by an increase in the provision for credit losses.
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

General and Administrative Expenses

	Year Ended December 31,			% change
	2020	2019	2018	2020 vs 2019	2019 vs 2018
	(in thousands, except percent of revenue)
General and administrative expenses	$(116,395)	$(139,754)	$(135,159)	(17)%	3%
% of revenue	(6)%	(6)%	(6)%
2020 Compared to 2019
General and administrative expenses for 2020 decreased $(23.4) million, or (17)%, compared to 2019. This decrease was mostly driven by a decrease in headcount-related costs, a lower share-based compensation expense and a decrease in rent and facilities costs, following the right-sizing of our real estate footprint, partially offset by transformation fees.
2019 Compared to 2018
General and administrative expenses for 2019 increased $4.6 million, or 3%, compared to 2018. This increase was mostly driven by an increase in consulting fees for process optimization projects and the proceeds from the disposal of the HookLogic travel business in March 31, 2018.
Financial Expense

	Year Ended December 31,			% change
	2020	2019	2018	2020 vs 2019	2019 vs 2018
	(in thousands, except percent of revenue)
Financial expense	$(1,939)	$(5,749)	$(5,084)	(66)%	13%
% of revenue	(0.1)%	(0.3)%	(0.2)%
2020 Compared to 2019
Financial expense for 2020 decreased by $(3.8) million, or (66)% compared to 2019. The $1.9 million financial expense for the period ended December 31, 2020 was mainly driven by the financial expense relating to the €140 million drawing from May 2020 to November 2020 as part of our available Revolving Credit Facility (RCF) financing, the up-front fees amortization, and the non-utilization costs, partially offset by income from invested cash & cash equivalents. At December 31, 2020, our exposure to foreign currency risk was centralized at Criteo S.A. and hedged using foreign currency swaps or forward purchases or sales of foreign currencies.
2019 Compared to 2018
Financial expense for 2019 increased by $0.7 million, or 13% compared to 2018. The $5.7 million financial expense for the period ended December 31, 2019 was mainly driven by the non-utilization costs and up-front fees amortization incurred as part of our available RCF financing and the recognition of a negative impact of foreign exchange reevaluations net of related hedging. At December 31, 2019, our exposure to foreign currency risk was centralized at Criteo S.A. and hedged using foreign currency swaps or forward purchases or sales of foreign currencies.

Provision for Income Taxes

	Year Ended December 31,			% change
	2020	2019	2018	2020 vs 2019	2019 vs 2018
	(in thousands, except percent information)
Provision for income taxes	$(32,197)	$(39,496)	$(46,144)	(18)%	(14)%
% of revenue	(2)%	(2)%	(2)%
Effective tax rate	30.1%	29.2%	32.5%
2020 Compared to 2019
The provision for income taxes for 2020 decreased by $(7.3) million, or 18%, compared to 2019. The annual effective tax rate for 2020 was 30.1%, compared to an annual effective tax rate of 29.2% for 2019. The annual effective tax rates differs from the statutory rates primarily due to the impact of the domestic tax deduction applicable to technology royalty income we received from our subsidiaries, differences in tax rates in foreign jurisdictions, tax loss carryforwards in certain foreign subsidiaries, non-recognition of deferred tax assets related to tax losses and temporary differences, recognition of previously unrecognized tax losses and equity awards compensation expense.
In 2020, our income before taxes decreased by $28.6 million to $106.9 million, compared to 2019, generating a $34.2 million theoretical income tax expense at a nominal standard French tax rate of 32.02%. This theoretical tax expense is impacted primarily by the following items contributing to a $32.2 million effective tax expense and a 30.1% effective tax rate: $11.6 million of net effect of share-based compensation, $6.0 million of deferred tax assets on which we recognized a valuation allowance, $13.4 million resulting from the BEAT waiver election, $3.5 million related to the French business tax, Cotisation sur la Valeur Ajoutée des Entreprises, or “CVAE”, offset by a $13.4 million tax deduction resulting from technology royalty income we received from our subsidiaries, $5.3 million Research and Development tax credit, the recognition or reversal of valuation allowance on deferred tax assets of $2.5 million and $9.0 million of permanent differences (mainly based on employee costs, depreciation expenses and intercompany transactions). Please see Note 21 to our audited consolidated financial statements for more detailed information on the provision for income taxes.
Amounts recognized in our Consolidated Financial Statements are calculated at the level of each subsidiary within our Consolidated Financial Statements. As at December 31, 2020, 2019 and 2018, the valuation allowance against net deferred income taxes amounted to $37.3 million, $25.3 million and $43.2 million, which related mainly to Criteo Corp. ($13.3 million, $12.8 million and $18.6 million, respectively), Criteo do Brasil ($2.8 million, $3.2 million and $3.6 million, respectively), Criteo Ltd ($7.4 million, $7.5 million and $7.2 million, respectively), Criteo China ($3.3 million, $3.3 million and $3.5 million, respectively), Criteo Singapore ($3.3 million, $3.6 million and $2.9 million ), Criteo Pty ($2.8 million, $2.6 million and $2.5 million) and Criteo France ($1.0 million, $(7.7) million and $3.9 million, respectively).

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

Net Income

	Year Ended December 31,			% change
	2020	2019	2018	2020 vs 2019	2019 vs 2018
	(in thousands, except percent of revenue)
Net income	$74,689	$95,969	$95,879	(22)%	0.1%
% of revenue	4%	4%	4%

2020 Compared to 2019
Net income for 2020 decreased $(21.3) million, or (22)% compared to 2019. This decrease was the result of the factors discussed above, in particular a $(32.4) million decrease in income from operations, a $3.8 million decrease in financial expense and a $7.3 million decrease in the provision for income taxes compared to 2019.
2019 Compared to 2018
Net income for 2019 increased $0.1 million, or 0.1% compared to 2018. This increase was the result of the factors discussed above, in particular a $(5.9) million decrease in income from operations, a $(0.7) million increase in financial expense offset by a $6.7 million decrease in provision for income taxes compared to 2018.

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

	Three Months Ended
	December 31, 2020	September 30, 2020	June 30, 2020	March 31, 2020	December 31, 2019	September 30, 2019	June 30, 2019	March 31, 2019
	(in thousands)
Consolidated Statements of Income Data:
Revenue	$661,282	$470,345	$437,614	$503,376	$652,640	$522,606	$528,147	$558,123
Cost of revenue (1)
Traffic acquisition costs	(408,108)	(284,401)	(257,698)	(297,364)	(386,388)	(301,901)	(304,229)	(322,429)
Other cost of revenue	(34,700)	(34,608)	(33,914)	(33,806)	(31,328)	(31,101)	(29,059)	(26,045)
Gross profit	218,474	151,336	146,002	172,206	234,924	189,604	194,859	209,649
Operating expenses (1)
Research and development expenses	(32,797)	(30,954)	(31,247)	(37,515)	(40,585)	(41,414)	(44,015)	(46,577)
Sales and operations expenses	(85,871)	(83,659)	(75,781)	(84,974)	(98,080)	(85,985)	(95,503)	(95,909)
General and administrative expenses	(32,623)	(28,672)	(29,185)	(25,915)	(37,382)	(32,835)	(35,767)	(33,770)
Total operating expenses	(151,291)	(143,285)	(136,213)	(148,404)	(176,047)	(160,234)	(175,285)	(176,256)
Income from operations	67,183	8,051	9,789	23,802	58,877	29,370	19,574	33,393
Financial income (expense)	(111)	(491)	(1,003)	(334)	(1,521)	(900)	(1,354)	(1,974)
Income before taxes	67,072	7,560	8,786	23,468	57,356	28,470	18,220	31,419
Provision for income taxes	(20,254)	(2,267)	(2,636)	(7,040)	(15,882)	(7,913)	(5,683)	(10,018)
Net income	$46,818	$5,293	$6,150	$16,428	$41,474	$20,557	$12,537	$21,401
Net income available to shareholders of Criteo S.A.	45,277	5,227	5,716	15,459	42,024	18,778	10,823	19,120
Other Financial Data:
Revenue ex-TAC (2)	$253,174	$185,944	$179,916	$206,012	$266,252	$220,705	$223,918	$235,694
Adjusted EBITDA (3)	$103,423	$49,471	$38,911	$59,190	$109,499	$64,219	$56,399	$68,855
(1) Cost of revenue and operating expenses include equity awards compensation expense, pension service costs, depreciation and amortization expense and acquisition-related costs and deferred price consideration as follows:

	Three Months Ended
	December 31, 2020	September 30, 2020	June 30, 2020	March 31, 2020	December 31, 2019	September 30, 2019	June 30, 2019	March 31, 2019
	(in thousands)
Equity awards compensation expense
Research and development expenses	2,482	3,333	2,068	2,370	3,578	3,230	4,203	4,025
Sales and operations expenses	3,662	3,190	1,572	3,618	3,009	4,398	5,693	6,201
General and administrative expenses	2,816	280	3,519	2,515	2,502	4,142	4,495	3,656
Total equity awards compensation expense (a)	8,960	6,803	7,159	8,503	9,089	11,770	14,391	13,882

Pension service costs
Research and development expenses	290	286	269	269	188	188	191	193
Sales and operations expenses	103	101	95	95	69	71	71	72
General and administrative expenses	190	185	175	174	126	129	129	129
Total pension service costs	583	572	539	538	383	388	391	394

Depreciation and amortization expense
Cost of revenue	15,354	14,712	13,098	12,771	12,691	12,193	10,847	9,135
Research and development expenses (b)	1,712	1,721	1,658	5,650	5,248	4,249	3,534	3,477
Sales and operations expenses (b)	4,033	4,176	4,221	4,340	10,763	4,178	5,109	4,864
General and administrative expenses	1,041	1,143	1,231	1,377	1,787	1,768	1,825	1,820
Total depreciation and amortization expense	22,140	21,752	20,208	24,138	30,489	22,388	21,315	19,296

Acquisition-related costs
General and administrative expenses	174	112	—	—	—	—	—	—
Total acquisition-related costs	174	112	—	—	—	—	—	—

Restructuring related and transformation costs
Cost of revenue	—	—	—	—	—	—	—	—
Research and development expenses	747	1,985	513	995	1,704	172	124	—
Sales and operations expenses	2,605	5,357	415	1,021	6,614	131	175	1,890
General and administrative expenses	1,031	4,839	288	193	2,343	—	429	—
Total restructuring related and transformation costs (c)	$4,383	$12,181	$1,216	$2,209	$10,661	$303	$728	$1,890

(a) Excludes $(2.7) million, $(4.8) million and $(0.5) million disclosed as restructuring costs as of December 31, 2020, 2019 and 2018 , respectively.
(b) For the Three Months Ended December 31, 2019 the Company recognized accelerated amortization for Manage technology due to a revised useful life ($4.0 million in Research and development) and an impairment loss for Manage customers relationships ($6.9 million in Sales and operations).
(c) For the Three Months Ended December 31, 2020 and 2019 the Company recognized restructuring charges for its new organizational structure implemented to support its multi-product platform strategy and office right sizing policy detailed below:

	Three Months Ended
	December 31,
	2020	2019
(Gain) from forfeitures of share-based compensation awards	(2,655)	(4,849)
Depreciation and amortization expense	—	(67)
Facilities and impairment related costs	4,158	9,432
Payroll related costs	1,422	6,145
Consulting costs related to transformation	1,458	—
Total restructuring related and transformation costs	$4,383	$10,661

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

	Three Months Ended
	December 31, 2020	September 30, 2020	June 30, 2020	March 31, 2020	December 31, 2019	September 30, 2019	June 30, 2019	March 31, 2019
	(in thousands)
Reconciliation of Revenue ex-TAC to Revenue:
Revenue	$661,282	$470,345	$437,614	$503,376	$652,640	$522,606	$528,147	$558,123
Adjustment:
Traffic acquisition costs	(408,108)	(284,401)	(257,698)	(297,364)	(386,388)	(301,901)	(304,229)	(322,429)
Revenue ex-TAC	$253,174	$185,944	$179,916	$206,012	$266,252	$220,705	$223,918	$235,694

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

	Three Months Ended
	December 31, 2020	September 30, 2020	June 30, 2020	March 31, 2020	December 31, 2019	September 30, 2019	June 30, 2019	March 31, 2019
	(in thousands)
Reconciliation of Adjusted EBITDA to Net Income:
Net Income	$46,818	$5,293	$6,150	$16,428	$41,474	$20,557	$12,537	$21,401
Adjustments:
Financial (income) expense	111	491	1,003	334	1,521	900	1,354	1,974
Provision for income taxes	20,254	2,267	2,636	7,040	15,882	7,913	5,683	10,018
Equity awards compensation expense (a)	8,960	6,803	7,159	8,503	9,089	11,770	14,391	13,882
Pension service costs	583	572	539	538	383	388	391	394
Depreciation and amortization expense (b)	22,140	21,752	20,208	24,138	30,489	22,388	21,315	19,296
Acquisition-related costs	174	112	—	—	—	—	—	—
Restructuring costs(c)	4,383	12,181	1,216	2,209	10,661	303	728	1,890
Total net adjustments	56,605	44,178	32,761	42,762	68,025	43,662	43,862	47,454
Adjusted EBITDA	$103,423	$49,471	$38,911	$59,190	$109,499	$64,219	$56,399	$68,855

(a) Excludes $(2.7) million, $(4.8) million and $(0.5) million disclosed as restructuring costs as of December 31, 2020, 2019 and 2018, respectively.
(b) For the Three Months Ended December 31, 2019, respectively the Company recognized accelerated amortization for Manage technology due to a revised useful life ($2.2 million in Research and development) and an impairment loss for Manage customers relationships ($4.6 million in Sales and operations).
(c) For the Three Months Ended December 31, 2020 and 2019, respectively the Company recognized restructuring charges for its new organizational structure implemented to support its multi-product platform strategy and office right sizing policy as detailed below:

	Three Months Ended
	December 31,
	2020	2019
(Gain) from forfeitures of share-based compensation awards	(2,655)	(4,849)
Depreciation and amortization expense	—	(67)
Facilities and impairment related costs	4,158	9,432
Payroll related costs	1,422	6,145
Consulting costs related to transformation	1,458	—
Total restructuring related and transformation costs	$4,383	$10,661

	Three Months Ended
	December 31, 2020	September 30, 2020	June 30, 2020	March 31, 2020	December 31, 2019	September 30, 2019	June 30, 2019	March 31, 2019
	(as a percentage of revenue)
Statements of Operations Data:
Revenue	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of revenue
Traffic acquisition costs	(61.7)	(60.5)	(58.9)	(59.1)	(59.2)	(57.8)	(57.6)	(57.8)
Other cost of revenue	(5.2)	(7.4)	(7.7)	(6.7)	(4.8)	(6.0)	(5.5)	(4.7)
Gross profit	33.0	32.2	33.4	34.2	36.0	36.3	36.9	37.6
Operating expenses:
Research and development expenses	(5.0)	(6.6)	(7.1)	(7.5)	(6.2)	(7.9)	(8.3)	(8.3)
Sales and operations expenses	(13.0)	(17.8)	(17.3)	(16.9)	(15.0)	(16.5)	(18.1)	(17.2)
General and administrative expenses	(4.9)	(6.1)	(6.7)	(5.1)	(5.7)	(6.3)	(6.8)	(6.1)
Total operating expenses	(22.9)	(30.5)	(31.1)	(29.5)	(27.0)	(30.7)	(33.2)	(31.6)
Income from operations	10.2	1.7	2.2	4.7	9.0	5.6	3.7	6.0
Financial income (expense)	—	(0.1)	(0.2)	(0.1)	(0.2)	(0.2)	(0.3)	(0.4)
Income before taxes	10.1	1.6	2.0	4.7	8.8	5.4	3.4	5.6
Provision for income taxes	(3.1)	(0.5)	(0.6)	(1.4)	(2.4)	(1.5)	(1.1)	(1.8)
Net income	7.1%	1.1%	1.4%	3.3%	6.4%	3.9%	2.4%	3.8%
Net income available to shareholders of Criteo S.A.	6.8%	1.1%	1.3%	3.1%	6.4%	3.6%	2.0%	3.4%

Other Financial Data:
Revenue ex-TAC	38.3%	39.5%	41.1%	40.9%	40.8%	42.2%	42.4%	42.2%
Adjusted EBITDA	15.6%	10.5%	8.9%	11.8%	16.8%	12.3%	10.7%	12.3%

B.    Liquidity and Capital Resources.
Market Risk
We are mainly exposed to changes of foreign currency exchange rate fluctuations.
The functional currency of the Company is the euro, while our reporting currency is the U.S. dollar. Because we incur some of our expenses and derive revenues in currencies other than the euro, we are exposed to foreign currency exchange risk as our results of operations and cash flows are subject to fluctuations in foreign currency exchange rates. Foreign exchange risk exposure also arises from intra-company transactions and financing with subsidiaries that have a functional currency different than the euro. The statements of financial position of consolidated entities having a functional currency different from the U.S. dollar are translated into U.S. dollars at the closing exchange rate (spot exchange rate at the statement of financial position date) and the statement of income, statement of comprehensive income and statement of cash flow of such consolidated entities are translated at the average period to date exchange rate. The resulting translation adjustments are included in equity under the caption “Accumulated Other Comprehensive Income” in the Consolidated Statement of Changes in Equity.
The $1.9 million financial expense for the period ended December 31, 2020 was mainly driven by the financial expense relating to the €140 million drawdown from May 2020 to November 2020 as part of our available Revolving Credit Facility (RCF) financing, the up-front fees amortization, and the non-utilization costs, partially offset by income from invested cash & cash equivalents.
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
Since 2013, the Company has had a foreign currency risk management policy in place. At December 31, 2020, our exposure to foreign currency risk was centralized at Criteo S.A. and hedged using foreign currency swaps or forward purchases or sales of foreign currencies.

Foreign Currency Risk
A 10% increase or decrease of the British pound, the euro, the Japanese yen or the Brazilian real against the U.S. dollar would have impacted the Consolidated Statements of Income including non-controlling interests as follows:

	Year Ended December 31,
	2020		2019		2018
	(in thousands)
GBP/USD	+10%	-10%	+10%	-10%	+10%	-10%
Net income impact	$116	$(116)	$(386)	$386	$(785)	$785

	Year Ended December 31,
	2020		2019		2018
	(in thousands)
BRL/USD	+10%	-10%	+10%	-10%	+10%	-10%
Net income impact	$(41)	$41	$(71)	$71	$(645)	$645

	Year Ended December 31,
	2020		2019		2018
	(in thousands)
JPY/USD	+10%	-10%	+10%	-10%	+10%	-10%
Net income impact	$614	$(614)	$1,019	$(1,019)	$1,404	$(1,404)

	Year Ended December 31,
	2020		2019		2018
	(in thousands)
EUR/USD	+10%	-10%	+10%	-10%	+10%	-10%
Net income impact	$9,360	$(9,360)	$10,755	$(10,755)	$11,552	$(11,552)
Counterparty Risk
As of December 31, 2020, we show a positive net cash position. Since 2012, we utilize a cash pooling arrangement, reinforcing cash management centralization. Investment and financing decisions are carried out by our internal central treasury function. We only deal with counterparties with high credit ratings. In addition, under our Investment and Risk Management Policy, our central treasury function ensures a balanced distribution between counterparties of the investments, no matter the rating of such counterparty.

Liquidity Risk
We are mainly exposed to changes of foreign currency exchange rate fluctuations.
Working Capital
The following table summarizes our cash flows from operations, trade receivables, net of allowances and working capital for the periods indicated:

	Year Ended December 31,
	2020	2019

Cash flows provided by operating activities	$185,356	$222,832
Trade receivables, net of allowances	$474,055	$481,732
Working capital (current assets less current liabilities)	$464,219	$390,122

In addition, the cash flows were also positively impacted by a $42.7 million change in foreign exchange rates on our cash position over the period. We do not enter into investments for trading or speculative purposes.
Our policy is to invest any cash in excess of our immediate requirements in investments designed to preserve the principal balance and provide liquidity. Accordingly, our cash and cash equivalents are invested primarily in demand deposit accounts and money market funds that are currently providing only a minimal return.
Sources of Liquidity
Our principal sources of liquidity are our cash and cash equivalents and cash generated from operations. We have never declared or paid any cash dividends on our ordinary shares. We do not anticipate paying cash dividends on our equity securities in the foreseeable future. Since our inception, we raised a total of $51.1 million aggregate net proceeds from the sale of preferred shares through four private placements. In November 2013, we received aggregate net proceeds before expenses of $269.0 million from our initial public offering. In March 2014, we received aggregate net proceeds before expenses of $22.6 million from our secondary equity offering. We also benefited to a much lesser extent from the proceeds of the exercise of share options and warrants and expect to continue to do so in the future, as such securities are exercised by holders. In 2018, we completed an $80 million share repurchase program. We completed two ADS repurchase programs in 2020: our July 2019 program of up to $80 million, which was completed in February 2020, and our April 2020 program of up to $30 million, which was completed in July 2020. Other than these repurchase programs, we intend to retain all available funds and any future earnings to fund our growth.
We are party to a loan agreement and several RCFs with third-party financial institutions. Our loan and RCF agreements as of December 31, 2020 are presented in the table below:

	Nominal/ Authorized amounts (RCF Only)	Amount drawn as of December 31, 2020 (RCF only)	Amount Outstanding as of December 31, 2020
Nature	(in thousands)			Interest rate	Settlement date

BPI Loan - February 2014	NA	NA	$368.1	Fixed: 2.09%	May 2021
Other BPI Loans	NA	NA	$912.0	0%	2023 and after
Other Loans	NA	NA	$224.8	0%	2024
Bank Syndicate RCF - September 2015 (1)	€350,000	€—	€—	Floating rate: EURIBOR / LIBOR + margin depending on leverage ratio	March 2022
(1) Subsequent to the settlement date of March 2022, the authorized amount of €350 million is reduced to €294 million through to a new settlement date of March 2023

For additional information regarding our loan and RCF agreements, please refer to Note 12 - Financial Liabilities and Note 23 - Commitments.
All of these loans and RCFs are unsecured and contain customary events of default but do not contain any affirmative, financial or negative covenants, with the exception of the September 2015 RCF which contains covenants, including compliance with a total net debt to Adjusted EBITDA ratio and restrictions on the incurrence of additional indebtedness. At December 31, 2020, we were in compliance with the required leverage ratio.
We are also party to short-term credit lines and overdraft facilities with HSBC Holdings plc, LCL and BNP Paribas. We are authorized to draw up to a maximum of €21.5 million ($26.4 million) in the aggregate under the short-term credit lines and overdraft facilities. As of December 31, 2020, we had not drawn on either of these facilities. Any loans or overdrafts under these short-term facilities bear interest based on the one month EURIBOR rate or three month EURIBOR rate. As these facilities are exclusively short-term credit and overdraft facilities, our banks have the ability to terminate such facilities on short notice.
Our cash and cash equivalents are invested primarily in demand deposit accounts that are currently providing only a minimal return. Our cash and cash equivalents at December 31, 2020 were held for working capital and general corporate purposes, which could include acquisitions, and amounted to $488.0 million as of December 31, 2020. The $69.2 million increase in cash and cash equivalents compared with December 31, 2019 primarily resulted from an increase of $185.4 million in cash from operating activities partially offset by a decrease of $(101.1) million in cash used for investing activities and a decrease of $(57.7) million in cash used for financing activities. In addition, the increase in cash includes a $42.7 million positive impact due to changes in foreign exchange rates on our cash position over the period. We do not enter into investments for trading or speculative purposes. Our policy is to invest any cash in excess of our immediate requirements in investments designed to preserve the principal balance and provide liquidity. Accordingly, our cash and cash equivalents are invested primarily in demand deposit accounts that are currently providing only a minimal return.
Furthermore, Criteo had financial liquidity of approximately $960 million, including its cash position, marketable securities and its Revolving Credit Facility as of December 31, 2020. Overall, we believe that our current financial liquidity, combined with our expected cash-flow generation in 2020, enables financial flexibility.
Operating and Capital Expenditure Requirements
In 2020, 2019 and 2018, our actual capital expenditures were $65.5 million, $97.9 million and $125.5 million respectively, primarily related to the acquisition of data center and server equipment, and internal IT systems. We expect our capital expenditures to remain at, or slightly below, 3% of revenue for 2021, as we plan to continue to build and maintain additional data center equipment capacity in all regions and increase our investments supporting our new work from home policy as part of our office right sizing program.

As part of our strategy to build upon our market and technology leadership, in 2016 we acquired all of the outstanding shares of HookLogic for a final purchase price of $249.0 million financed by (i) a $75.0 million amount drawn on the General RCF and (ii) a $175.1 million amount financed by the available cash resources and in 2018 we acquired all of the outstanding shares of Storetail and Manage for $43.7 million and $60.0 million respectively, financed by available cash resources.
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
Historical Cash Flows
The following table sets forth our cash flows for 2020, 2019 and 2018 :

	Year Ended December 31,
	2020	2019	2018
	(in thousands)

Cash flows provided by operating activities	$185,356	$222,832	$260,726
Cash used in investing activities	(101,093)	(103,888)	(226,717)
Cash used for financing activities	$(57,747)	$(59,111)	$(62,676)
Our cash and cash equivalents at December 31, 2020 were held for working capital and general corporate purposes, which could include acquisitions. The increase in cash and cash equivalents compared with December 31, 2019, primarily resulted from an increase of $185.4 million in cash flows from operating activities partially offset by a decrease of $(101.1) million in cash flows used for investing activities and a decrease of $(57.7) million in cash flows used for financing activities.
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
In 2020, net cash flows provided by operating activities were $185.4 million and consisted of net income of $74.7 million, $154.6 million in adjustments for non-cash and non-operating items and $(44.0) million of cash flows from working capital. Adjustments for non-cash and non-operating items primarily consisted of depreciation and amortization expense of $106.6 million, equity awards compensation expense of $28.8 million, changes in deferred tax assets of $3.7 million , $2.7 million generated on disposal of non-current assets, $1.9 million from other non-operating items, and by $10.9 million of accrued income taxes net of income tax paid.

The $(44.0) million decrease in cash resulting from changes in working capital primarily consisted of a $(33.3) million decrease in accounts payable, a $(5.8) million decrease due to changes in operating lease liabilities and right of use assets, a $(7.2) million increase in other current assets (including prepaid expenses and VAT receivables) and a $(4.0) million increase in accounts receivable partially offset by a $6.3 million increase in accrued expenses such as payroll and payroll related expenses and VAT payables.
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
In 2020, net cash flows used in investing activities were $101.1 million and consisted of $65.5 million for purchases of servers and other data-center equipment, $1.2 million for business acquisitions and $34.4 million change in other non-current financial assets resulting from investments in Marketable Securities (see Note 2 and 3).
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
Financing Activities
In 2020, net cash used in financing activities was $57.7 million mainly resulting from the $10.9 million impact of the €140 million drawing from May 2020 to November 2020 as part of our available Revolving Credit Facility (RCF) and the $43.7 million impact from our share repurchase program.
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

C.    Research and Development, Patents and Licenses, etc.
We invest substantial resources in research and development to enhance our solution and technology infrastructure, develop new features, conduct quality assurance testing and improve our core technology. Our engineering group is primarily located in research and development centers in Paris, Grenoble, France and Ann Arbor, Michigan. We expect to continue to expand the capabilities of our technology in the future and to invest significantly in continued research and development efforts. We had 624 employees primarily engaged in research and development at December 31, 2020. Research and development expense totaled $132.5 million, $172.6 million and $179.3 million for 2020, 2019 and 2018, respectively.

D.    Trend Information.
Key Metrics
We review three key metrics to help us monitor the performance of our business and to identify trends affecting our business. These key metrics include number of clients, Revenue ex-TAC, and Adjusted EBITDA. We believe these metrics are useful to understanding the underlying trends in our business. The following table summarizes our key metrics for 2020, 2019 and 2018.

	Year Ended December 31,
	2020	2019	2018
	(in thousands, except number of clients)

Number of clients	21,460	20,247	19,419
Revenue ex-TAC	$825,046	$946,569	$965,980
Adjusted EBITDA	$250,995	$298,972	$321,059

Number of Clients
We define a client to be a unique party from whom we have received a signed contract or an insertion order and for whom we have delivered an advertisement or monetized an advertising inventory during the previous 12 months. We believe this criteria best identifies clients who actively use our set of solutions. We count specific brands or divisions within the same business as distinct clients so long as those entities have separately signed insertion orders with us. In the case of some solutions within Criteo Retail Media, we count the parent company of the brands as an individual client, even if several distinct brands pertaining to the same parent company have signed separate contracts or insertion orders with us. On the other hand, we count a client who runs campaigns in multiple geographies as a single client, even though multiple insertion orders may be involved. When the insertion order is with an advertising agency, we generally consider the client on whose behalf the advertising campaign is conducted as the “client” for purposes of this calculation. In the event a client has its advertising spend with us managed by multiple agencies, that client is counted as a single client.
We believe that our ability to increase the number of clients is an important indicator of our ability to grow revenue over time. While our client count has increased over time, this metric can also fluctuate from quarter to quarter due to the seasonal trends in advertising spend of clients and the timing and amount of revenue contribution from new clients. In addition, over time we have added an increasing number of midmarket clients that generate a lower revenue per client than large clients on average, and may continue to add a significant number of midmarket clients in the future. Therefore, there is not necessarily a direct correlation between a change in clients in a particular period and an increase or decrease in our revenue over that same period.
Revenue ex-TAC
We consider Revenue ex-TAC as a key measure of our business activity. Our traffic acquisition costs primarily consist of purchases of impressions from publishers on a CPM basis.
Our management views our Revenue ex-TAC as a key measure to evaluate, plan and make decisions on our business activities and sales performance. In particular, we believe that the elimination of TAC from revenue can provide a useful measure for period-to-period comparisons of our business. Accordingly, we believe that Revenue ex-TAC provides useful information to investors and others in understanding and evaluating our results of operations in the same manner as our management and board of directors. Revenue ex-TAC is not a measure calculated in accordance with U.S. GAAP. Please see footnote 3 to the "Other Financial and Operating Data" table in "Item 6. Selected Financial Data" in this Form 10-K for a discussion of the limitations of Revenue ex-TAC and a reconciliation of Revenue ex-TAC to revenue, the most comparable U.S. GAAP measure, for 2016, 2017, 2018, 2019 and 2020.

Adjusted EBITDA
Adjusted EBITDA represents our consolidated earnings before financial income (expense), income taxes, depreciation and amortization, adjusted to eliminate the impact of equity awards compensation expense, pension service costs, restructuring related and transformation costs, acquisition-related costs and deferred price consideration. Adjusted EBITDA is a key measure used by management to evaluate operating performance, generate future operating plans and make strategic decisions regarding the allocation of capital. In particular, we believe that the elimination of equity awards compensation expense, pension service costs, restructuring related and transformation costs, acquisition-related costs and deferred price consideration in calculating Adjusted EBITDA can provide a useful measure for period-to-period comparisons of our business.
Accordingly, we believe that Adjusted EBITDA provides useful information to investors and others in understanding and evaluating our results of operations in the same manner as our management and board of directors. Adjusted EBITDA is not a measure calculated in accordance with U.S. GAAP. Please see footnote 5 to the "Other Financial and Operating Data" table in "Item 6. Selected Financial Data" in this Form 10-K for a discussion of the limitations of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to net income, the most comparable U.S. GAAP measure, for 2016, 2017, 2018, 2019 and 2020.
Highlights and Trends
Revenue
We believe the expansion of our business with existing clients as well as the addition of new clients have both been significant drivers of our historical growth. We believe significant opportunities exist for us to continue to expand our business going forward. Specifically, as part of our Commerce Media Platform strategy, we believe that we can further strengthen our core business, continue to expand our product portfolio, explore strategic game changers for our business and drive further technology innovation and operational excellence to further expand our business over time. However, due to external challenges and other factors, we may not be able to maintain our historical growth rates in the future.
Revenue ex-TAC
We are focused on maximizing our Revenue ex-TAC on an absolute basis. We believe this focus builds sustainable long-term value for our business by fortifying a number of our competitive strengths, including access to digital advertising inventory, breadth and depth of data and continuous improvement of the Criteo AI Engine’s performance, allowing us to deliver more relevant advertisements at scale. As part of this focus we are continuing to invest in building preferred relationships with direct publishers, including with ecommerce retailers, and increasing access to leading advertising exchanges, which includes purchasing advertising inventory that may have lower margins on an individual impression basis, but generates incremental Revenue ex-TAC. We believe this strategy maximizes the growth of our Revenue ex-TAC on an absolute basis and strengthens our market position. As a result, we expect our traffic acquisition costs to continue to increase on an absolute basis as we continue to grow our revenue. However, our traffic acquisition costs might also increase as a percentage of revenue as we continue to invest in building liquidity and long-term value for clients and publishers over optimizing near-term gross margins, and as our product mix continues to evolve towards a growing share of new solutions, some of which might involve a higher level of traffic acquisition costs as a percentage of revenue relative to our historical trends.

Adjusted EBITDA
Our Adjusted EBITDA for 2020 was $ 251.0 million, a (16)% decrease over 2019. Our decrease in Adjusted EBITDA for 2020 compared to 2019 was primarily the result of the (13)% decrease in Revenue ex-TAC over the period, partly offset by the decrease in our Non-GAAP operating expenses. In the short-term, we expect to continue to have a disciplined management of our expense base cross the company and to drive efficiency through more automation and operational excellence across the organization, in order to self-fund investments in the strategic growth areas of our business, such as Retail Media, our first-party media network, Contextual advertising, video, Connected TV and Commerce Insights. For 2021, we anticipate an approximately flat Adjusted EBITDA margin as a percentage of Revenue ex-TAC compared to 2020. Over time, we expect to continue to invest in the growth areas of our business and to maintain a healthy profitability as our revenue returns to sustainable growth and as we benefit from operating leverage and continued discipline in our expense management. Adjusted EBITDA is not a measure calculated in accordance with U.S. GAAP. Please see footnote 5 to the "Other Financial and Operating Data" table in "Item 6. Selected Financial Data" in this Form 10-K for a discussion of the limitations of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to net income, the most comparable U.S. GAAP measure.
Number of Clients
Since our inception, we have significantly grown the number of clients with which we do business. Our base of clients increased to more than 21,000 at December 31, 2020, a 4% increase over December 31, 2019. This growth in our number of clients has been driven by a number of factors, including our global footprint and our commercial expansion in existing markets, our continued development of large clients in the Retail vertical, especially in ecommerce, our expansion of midmarket clients and our penetration into the consumer brand vertical through some of our Criteo Retail Media offerings. We believe that our ability to increase our number of clients is a leading indicator of our ability to grow revenue over time. We expect to continue to focus our attention and investment on further growing our client base across all regions, client categories and verticals, with continued strong focus on ecommerce. While we intend to grow our client base across all categories, we expect midmarket customers to continue to increase their contribution in the mix of our total revenue.
Client Retention
We believe our ability to retain and grow revenue from our existing clients is a useful indicator of the stability of our revenue base and the long-term value of our client relationships. Our offering, the Criteo Commerce Media Platform, is powered by AI technology and aims to cover the entire marketing funnel (Awareness, Audience Targeting, Conversion). Our technology is optimized to drive impactful business outcomes from marketing and monetization for retailers and brands. We measure our client satisfaction through our ability to retain them and the revenue they generate quarter after quarter. We define client retention rate as the percentage of live clients during the previous quarter that continued to be live clients during the current quarter. This metric is calculated on a quarterly basis, and for annual periods, we use an average of the quarterly metrics. We define a live client as a client whose advertising campaign has or had been generating Revenue ex-TAC for us on any day over the relevant measurement period. In each of 2020, 2019 and 2018, our client retention rate was approximately 90%. We define our revenue retention rate with respect to a given 12-month period as (1) revenue recognized during such period from clients that contributed to revenue recognized in the prior 12-month period divided by (2) total revenue recognized in such prior 12-month period. Our revenue retention rate was 92%, 94%1 and 101%1 for the years ended December 31, 2020, 2019 and 2018, respectively.
Seasonality
Our client base consists primarily of businesses in the digital Retail, Travel and Classifieds industries, which we define as commerce clients. In the digital Retail industry and the consumer brand verticals in particular, many businesses devote the largest portion of their advertising spend to the fourth quarter of the calendar year, to coincide with increased holiday spending by consumers. With respect to Criteo Retail Media, the concentration of advertising spend in the fourth quarter of the calendar year is particularly pronounced. Our Retail clients typically conduct fewer advertising campaigns in the first and second quarters than they do in other quarters, while our Travel clients typically increase their travel campaigns in the first and third quarters and conduct fewer advertising campaigns in the second quarter. As a result, our revenue tends to be seasonal in nature, but the impact of this seasonality has, to date, been partly offset by our significant growth and geographic expansion. If the seasonal fluctuations become more pronounced, our operating cash flows could fluctuate materially from period to period.
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
F.    Tabular Disclosure of Contractual Obligations.
The following table discloses aggregate information about material contractual obligations and periods in which payments were due as of December 31, 2020. Future events could cause actual payments to differ from these estimates.

	Less than 1 year	1 to 5 years	More than 5 years	Total
	(in thousands of U.S. Dollars)

Long-term debt	$1,583	$341	$—	$1,924
Operating Leases	53,565	82,351	—	135,916
Other financial liabilities	398	45	—	443
Financial derivatives	925	—	—	925
Other purchase obligations	4,780	1,894	—	6,674
Total	$61,251	$84,631	$—	$145,882
The commitment amounts in the table above are associated with contracts that are enforceable and legally binding and that specify all significant terms, including interest on long-term debt, fixed or minimum services to be used, fixed, minimum or variable price provisions, the approximate timing of the actions under the contracts and operating leases for offices and data centers. The table does not include obligations under agreements that we can cancel without a significant penalty. Long-term debt includes interest of $0.1 million. Pension contributions and cash outflows have not been included in the above table as they have been deemed immaterial.
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
The information required by Item 8 is set forth on pages F-1 through F-61 of this Form 10-K.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
There have been no changes in our independent registered public accounting firm, Deloitte & Associés, or disagreements with our accountants on matters of accounting and financial disclosure.
Item 9A.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Criteo carried out an evaluation as of December 31, 2020, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Disclosure controls and procedures are controls and other procedures designed to reasonably assure that information required to be disclosed in our reports filed or furnished under the Exchange Act, such as this Annual Report on Form 10-K, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.
Disclosure controls and procedures are also designed to reasonably assure that this information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure.
Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2020, our disclosure controls and procedures were effective to provide reasonable assurance.
Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Our management assessed, with the oversight of our board of directors, the effectiveness of our internal control over financial reporting as of December 31, 2020. In making this assessment, our management used the criteria established in the Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management has concluded that the Company's internal control over financial reporting was effective as of December 31, 2020. The effectiveness of the Company's internal control over financial reporting as of December 31, 2020 has been audited by Deloitte & Associés, our independent registered public accounting firm, as stated in its attestation report, which appears on page F-2 of this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that occurred during the quarter ended December 31, 2020, that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.
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

Item 9B.    Other Information
On February 25, 2021, the board of directors amended and restated the By-laws (statuts) of the Company, effective immediately. Article 6 of the By-laws has been amended to provide that, as of the date of the amendment, the Company has a share capital of €1,656,802.65, divided into 66,272,106 shares with a par value of €0.025 each, increased from €1,651,008.05, divided into 66,040,322 shares with a par value of €0.025 each. The foregoing description is qualified in its entirety by the amended By-laws, the English translation of which is attached hereto as Exhibit 3.1 and incorporated herein by reference.

PART III
Item 10.    Directors, Executive Officers and Corporate Governance
The information required by this item (other than the information set forth in the next paragraph in this Item 10) will be included in our definitive proxy statement with respect to our 2021 Annual Meeting of Shareholders to be filed with the SEC, and is incorporated herein by reference.
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
Item 11.    Executive Compensation
The information called for by this item will be included in our definitive proxy statement with respect to our 2021 Annual Meeting of Shareholders to be filed with the SEC, and is incorporated herein by reference.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information called for by this item will be included in our definitive proxy statement with respect to our 2021 Annual Meeting of Shareholders to be filed with the SEC, and is incorporated herein by reference.
Item 13.    Certain Relationships and Related Transactions, and Director Independence
The information called for by this item will be included in our definitive proxy statement with respect to our 2021 Annual Meeting of Shareholders to be filed with the SEC, and is incorporated herein by reference.
Item 14.    Principal Accounting Fees and Services
The information called for by this item will be included in our definitive proxy statement with respect to our 2021 Annual Meeting of Shareholders to be filed with the SEC, and is incorporated herein by reference.

PART IV
Item 15.    Exhibits and Financial Statement Schedules
(a) Financial Statements
The financial statements listed in the accompanying Index to Consolidated Financial Statements on page F-1 are filed as part of this Form 10-K. All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.
(b) Exhibits

		Incorporated by Reference
Exhibit	Description	Schedule/ Form	File Number	Exhibit	File Date
2.1	Merger Agreement, dated as of October 3, 2016, by and among Criteo Corp., TBL Holdings, Inc., Hooklogic, Inc. and Fortis Advisors LLC	8-K	001-36153	2.1	October 4, 2016
3.1#	By-laws (statuts) (English translation)
4.1	Form of Deposit Agreement, including the Form of American Depositary Receipt	F-1	333-191223	4.1	October 2, 2013
4.2#	Agreement to Furnish Debt Instruments
4.3	Description of Registrant's Securities	10-K	001-36153	4.3	March 2, 2020
10.1	Commercial Lease between Orosdi and the registrant dated January 20, 2012 (English translation)	F-1	333-191223	10.1	October 2, 2013
10.2	Form of Registration Rights Agreement by and among the registrant and certain investors signatory thereto, dated as of August 30, 2013	F-1	333-191223	10.3	October 23, 2013
10.3†	Non-Compete Agreement between the registrant and each of Messrs. Rudelle, Le Ouay and Niccoli	F-1	333-191223	10.5	October 2, 2013
10.4†	Stock Option Plans—2009, 2010, 2011, 2012, 2013 (including forms of Stock Option Grant Agreement and Exercise Notice)	F-1	333-191223	10.6	October 2, 2013
10.5†	2014 Stock Option Plan (including forms of Stock Option Grant Agreement and Exercise Notice)	S-8	333-197373	99.1	July 11, 2014
10.6†	Amended 2016 Stock Option Plan (including form of Stock Option Grant Agreement and Exercise Notice) (English Translation)	S-8	333-240043	99.1	July 23, 2020
10.7†	Summary of BSA Terms and Conditions	10-K	001-36153	10.7	February 29, 2016
10.8†	Form of BSA Grant Document (English translation)	10-K	001-36153	10.9	March 1, 2017

		Incorporated by Reference
Exhibit	Description	Schedule/ Form	File Number	Exhibit	File Date
10.9†	Summary of BSPCE Plan	F-1	333-191223	10.8	September 18, 2013
10.10†	Form of BSPCE Grant Document (English translation)	F-1	333-191223	10.11	September 18, 2013
10.11†	Amended and Restated 2015 Performance-Based Free Share Plan (including form of Allocation Letter) (English Translation)	S-8	333-240043	99.2	July 23, 2020
10.12†	Amended and Restated 2015 Time-Based Free Share Plan (including form of Allocation Letter) (English Translation)	S-8	333-240043	99.3	July 23, 2020
10.13†	Criteo Executive Bonus Plan	10-K	001-36153	10.15	February 29, 2016
10.14†	Offer Letter between the Registrant and Sarah Glickman, dated August 27, 2020	8-K	001-36153	10.1	September 3, 2020
10.15	Amendment and Restatement Agreement, dated as of March 29, 2017, by and among the registrant, as borrower, and BNP Paribas, Crédit Lyonnais (LCL), HSBC France, Natixis and Société Générale Corporate & Investment Banking	8-K	001-36153	4.1	March 30, 2017
10.16	Form of Offer to Directors, Officers or Specifically Designated Persons to Subscribe Liability Insurance and Provide Indemnification	10-K	001-36153	10.22	March 1, 2019
10.17†	Management Agreement between the registrant and Megan Clarken, dated October 2, 2019	8-K	001-36153	10.1	October 30, 2019
10.18†	Amendment to Management Agreement between the registrant and Megan Clarken, dated November 22, 2019	10-K	001-36153	10.18	March 2, 2020
10.19†	Employment Agreement between the registrant and Ryan Damon, dated August 1, 2018	10-K	001-36153	10.19	March 2, 2020
10.20	Consulting Agreement between the Company and Dave Anderson, dated May 14, 2020	10-Q	001-36153	10.1	July 31, 2020
10.21#	Amendment to Consulting Agreement between the Company and Dave Anderson, dated November 29, 2020
21.1#	List of Subsidiaries
23.1#	Consent of Deloitte & Associés

Incorporated by Reference
Exhibit	Description	Schedule/ Form	File Number	Exhibit	File Date
31.1#	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2#	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101#
The following financial statements from Criteo S.A.'s Annual Report on Form 10-K for the fiscal year ended December 31, 2020, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Position, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Shareholders' Equity, (v) the Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements

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

CRITEO S.A.

February 26, 2021	By:	/s/ Megan Clarken
Megan Clarken
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated below.

Signature	Title	Date

/s/ Megan Clarken	Chief Executive Officer (Principal Executive Officer)	February 26, 2021
Megan Clarken

/s/ Sarah Glickman	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 26, 2021
Sarah Glickman

/s/ Nathalie Balla	Director	February 26, 2021
Nathalie Balla

/s/ Marie Lalleman	Director	February 26, 2021
Marie Lalleman

/s/ Edmond Mesrobian	Director	February 26, 2021
Edmond Mesrobian

/s/ Hubert de Pesquidoux	Director	February 26, 2021
Hubert de Pesquidoux

/s/ Rachel Picard	Director	February 26, 2021
Rachel Picard

/s/ James Warner	Director	February 26, 2021
James Warner

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Criteo S.A.

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of financial position of Criteo S.A. and subsidiaries (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2021, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Revenue — Refer to Notes 1 and 25 to the financial statements

Critical Audit Matter Description
The Company’s revenue consists primarily of selling personalized display advertisements featuring product-level recommendations either directly to clients or to advertising agencies. This is achieved by converting the Company’s clients’ website visitors into customers, enabling the Company to charge its clients when users engage with an ad the Company delivers, either by clicking on it (cost-per-click basis), or through installing an application by clicking on an ad that the Company delivers (cost-per-install).

Because of the nature of the Company’s revenue, which is made up of a significant volume of low-dollar value transactions, sourced from multiple databases and other tools, the Company uses highly automated systems to process and record its revenue transactions.
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
February 26, 2021

We have served as the Company's auditor since 2011.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Criteo S.A.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Criteo S.A. and subsidiaries (the “Company”) as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2020 of the Company and our report dated February 26, 2021, expressed an unqualified opinion on those financial statements.

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

/s/ Deloitte & Associés

Paris-La Défense, France
February 26, 2021
F-4

Criteo S.A. and subsidiaries
Consolidated Statements of Financial Position

		Year Ended December 31,
	Notes	2020	2019
		(in thousands)
Assets
Current assets:
Cash and cash equivalents	4	$488,011	$418,763
Trade receivables, net of allowances of $39.9 million and $16.1 million as of December 2020 and 2019, respectively.	5	474,055	481,732
Income taxes		11,092	21,817
Other taxes		69,987	60,924
Other current assets	6	21,405	17,225
Total current assets		1,064,550	1,000,461
Property, plant and equipment, net	7	189,505	194,161
Intangible assets, net	8	79,744	86,886
Goodwill	9	325,805	317,100
Right of use asset - operating lease	13	114,012	142,044
Marketable securities		41,809	—
Non-current financial assets	10	18,109	21,747
Deferred tax assets	21	19,876	27,985
Total non current assets		788,860	789,923
Total assets		$1,853,410	$1,790,384
Liabilities and shareholders' equity
Current liabilities:
Trade payables		$367,025	$390,277
Contingencies	11	2,250	6,385
Income taxes		2,626	3,422
Financial liabilities - current portion	12	2,889	3,636
Lease liability - operating - current portion	13	48,388	45,853
Other taxes		58,491	50,099
Employee-related payables		85,272	74,781
Other current liabilities	14	33,390	35,886
Total current liabilities		600,331	610,339
Deferred tax liabilities	21	5,297	9,272
Retirement benefit obligation	15	6,167	8,485
Financial liabilities - non current portion	12	386	769
Lease liability - operating - non current portion	13	83,007	117,988
Other non-current liabilities		5,535	5,543
Total non-current liabilities		100,392	142,057
Total liabilities		700,723	752,396
Commitments and contingencies
Shareholders' equity:
Common shares, €0.025 per value, 66,272,106 and 66,197,181 shares authorized, issued and outstanding at December 31, 2020 and December 31, 2019, respectively.		2,161	2,158
Treasury stock, 5,632,536 and 3,903,673 shares at cost as of December 31, 2020 and December 31, 2019, respectively.		(85,570)	(74,900)
Additional paid-in capital		693,164	668,389
Accumulated other comprehensive income (loss)		16,028	(40,105)
Retained earnings		491,359	451,725
Equity - attributable to shareholders of Criteo S.A.		1,117,142	1,007,267
Non-controlling interests		35,545	30,721
Total equity		1,152,687	1,037,988
Total equity and liabilities		$1,853,410	$1,790,384
The accompanying notes form an integral part of these consolidated financial statements.

Criteo S.A. and subsidiaries
Consolidated Statements of Income

		Year Ended December 31,
	Notes	2020	2019	2018
		(in thousands, except share and per share data)

Revenue		$2,072,617	$2,261,516	$2,300,314

Cost of revenue
Traffic acquisition costs	17	(1,247,571)	(1,314,947)	(1,334,334)
Other cost of revenue	17	(137,028)	(117,533)	(131,744)
Gross profit		688,018	829,036	834,236

Operating expenses:
Research and development expenses	17,18	(132,513)	(172,591)	(179,263)
Sales and operations expenses	17,18	(330,285)	(375,477)	(372,707)
General and administrative expenses	17,18	(116,395)	(139,754)	(135,159)
Total operating expenses		(579,193)	(687,822)	(687,129)
Income from operations		108,825	141,214	147,107
Financial expense	20	(1,939)	(5,749)	(5,084)
Income before taxes		106,886	135,465	142,023
Provision for income taxes	21	(32,197)	(39,496)	(46,144)
Net income		$74,689	$95,969	$95,879

Net income available to shareholders of Criteo S.A.		$71,679	$90,745	$88,644
Net income available to non-controlling interests		$3,010	$5,224	$7,235

Net income allocated to shareholders per share:
Basic	22	$1.18	$1.41	$1.33
Diluted	22	$1.16	$1.38	$1.31

Weighted average shares outstanding used in computing per share amounts:
Basic	22	60,876,480	64,305,965	66,456,890
Diluted	22	61,818,593	65,598,588	67,662,904
The accompanying notes form an integral part of these consolidated financial statements.

Criteo S.A. and subsidiaries
Consolidated Statements of Comprehensive Income

	Year Ended December 31,
	2020	2019	2018
	(in thousands)
Net income	$74,689	$95,969	$95,879
Foreign currency translation differences, net of taxes	53,213	(8,070)	(18,781)
Foreign currency translation differences	53,213	(8,070)	(18,781)
Income tax effect	—	—	—
Actuarial (losses) gains on employee benefits, net of taxes	4,692	(1,211)	916
Actuarial (losses) gains on employee benefits	5,214	(1,373)	1,235
Income tax effect	(522)	162	(319)
Comprehensive income	132,594	86,688	78,014
Attributable to shareholders of Criteo S.A.	130,821	86,353	77,594
Attributable to non-controlling interests	$1,773	$335	$420
The accompanying notes form an integral part of these consolidated financial statements.

Criteo S.A. and subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity

	Share capital		Treasury stock		Additional paid-in capital	Accumulated other comprehensive (loss) income	Retained earnings	Equity - attributable to shareholders of Criteo S.A.	Non controlling interests	Total equity
	(in thousands, except share data)
	(Common shares)		(Shares)
Balance at January 1, 2018	66,085,097	2,152	—	—	591,404	(12,241)	300,210	881,525	16,173	897,698
Net income	—	—	—	—	—	—	88,644	88,644	7,235	95,879
Other comprehensive income (loss)	—	—	—	—	—	(18,285)	—	(18,285)	420	(17,865)
Issuance of ordinary shares	1,623,106	4	—	—	2,951	—	—	2,955	—	2,955
Change in treasury stock (1)	—	—	(3,459,119)	(79,159)	—	—	—	(79,159)	—	(79,159)
Shared-based compensation	—	—	—	—	64,725	—	—	64,725	393	65,118
Other changes in equity (2)	—	45	—	—	4,201	4	(985)	3,265	—	3,265
Balance at December 31, 2018	67,708,203	2,201	(3,459,119)	(79,159)	663,281	(30,522)	387,869	943,670	24,221	967,891
Net income	—	—	—	—	—	—	90,745	90,745	5,224	95,969
Other comprehensive income (loss)	—	—	—	—	—	(9,617)	—	(9,617)	335	(9,282)
Issuance of ordinary shares	83,266	2	—	—	1,829	—	—	1,831	—	1,831
Change in treasury stock (1)	(1,594,288)	(45)	(444,554)	4,259	(36,091)	(296)	(26,710)	(58,883)	—	(58,883)
Shared-based compensation	—	—	—	—	39,399	—	—	39,399	214	39,613
Other changes in equity	—	—	—	—	(29)	330	(179)	122	727	849
Balance at December 31, 2019	66,197,181	$2,158	(3,903,673)	$(74,900)	$668,389	$(40,105)	$451,725	$1,007,267	$30,721	$1,037,988
Net income	—	—	—	—	—	—	71,679	71,679	3,010	74,689
Other comprehensive income (loss)	—	—	—	—	—	56,133	—	56,133	1,773	57,906
Issuance of ordinary shares	231,784	8	—	—	1,928	—	—	1,936	—	1,936
Change in treasury stock (1)	—	—	(1,728,863)	(14,570)	—	—	(29,017)	(43,587)	—	(43,587)
Shared-based compensation	—	—	—	—	26,913	—	—	26,913	188	27,101
Other changes in equity (2)	(156,859)	(5)	—	3,900	(4,066)	—	(3,028)	(3,199)	(147)	(3,346)
Balance at December 31, 2020	66,272,106	$2,161	(5,632,536)	$(85,570)	$693,164	$16,028	$491,359	$1,117,142	$35,545	$1,152,687

(1) Share repurchase program (see note 2)
(2) Includes deferred consideration in the context of Storetail Marketing Services SAS acquisition in 2018 and 2020 and from January 1, 2020, the adoption of ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost issued by the Financial Accounting Standards Board (FASB).

The accompanying notes form an integral part of these consolidated financial statements.

Criteo S.A. and subsidiaries
Consolidated Statements of Cash Flows

	Year Ended December 31,
	2020	2019	2018
	(in thousands)
Net income	$74,689	$95,969	$95,879
Non-cash and non-operating items	154,629	126,281	154,436
Amortization and provisions	106,591	97,110	111,825
Equity awards compensation expense (1)	28,770	40,999	66,600
Net gain on disposal of non-current assets	2,714	—	—
Change in deferred taxes	3,720	15,418	(8,157)
Change in income taxes	10,867	(28,015)	(12,744)
Other	1,967	769	(3,088)
Change in working capital related to operating activities	(43,962)	582	10,411
(Increase) / Decrease in trade receivables	(3,957)	876	1,358
Increase / (Decrease) in trade payables	(33,314)	(14,145)	9,047
(Increase) / Decrease in other current assets	(7,188)	7,631	3,974
Increase / (Decrease) in other current liabilities	6,261	11,390	(3,968)
Change in operating lease liabilities and right of use assets	(5,764)	(5,170)	—
Cash from operating activities	185,356	222,832	260,726
Acquisition of intangibles assets, property, plant and equipment	(67,287)	(82,716)	(116,984)
Change in accounts payable related to intangible assets, property, plant and equipment	1,818	(15,224)	(8,494)
Payment for businesses, net of cash acquired	(1,176)	(4,582)	(101,180)
Change in other financial non-current assets	(34,448)	(1,366)	(59)
Cash used for investing activities	(101,093)	(103,888)	(226,717)
Proceeds from borrowings under line-of-credit agreement	153,188	—	—
Repayment of borrowings	(167,344)	(1,022)	(964)
Proceeds from capital increase	1,727	1,691	1,473
Change in treasury stocks	(43,655)	(58,588)	(80,000)
Change in other financial liabilities	(1,663)	(1,192)	16,815
Cash used for financing activities	(57,747)	(59,111)	(62,676)
Effect of exchange rate changes on cash and cash equivalents	42,732	(5,496)	(21,018)
Net increase (decrease) in cash and cash equivalents	69,248	54,337	(49,685)
Net cash and cash equivalents - beginning of period	418,763	364,426	414,111
Net cash and cash equivalents - end of period	$488,011	$418,763	$364,426
Supplemental disclosures of Cash Flow information
Cash paid for taxes, net of refunds	$(17,610)	$(52,093)	$(67,045)
Cash paid for interest, net of amounts capitalized	$(2,155)	$(1,403)	$(1,695)

(1) Of which $27.1 million and $39.6 million of equity awards compensation expense consisted of share-based compensation expense according to ASC 718 Compensation - stock compensation for the twelve month period ended December 31, 2020 and 2019, respectively.

The accompanying notes form an integral part of these consolidated financial statements.

Notes to the Consolidated Financial Statements
Criteo S.A. was initially incorporated as a société par actions simplifiée, or S.A.S., under the laws of the French Republic on November 3, 2005, for a period of 99 years and subsequently converted to a société anonyme, or S.A.
We are a global technology company powering the world's marketers with trusted and impactful advertising. We enable brands' and retailers' growth by activating commerce data through artificial intelligence ("AI") technology, reaching consumers on an extensive scale across all stages of the consumer journey, and generating advertising revenues from consumer brands for large retailers. Our vision is to build the world's leading Commerce Media Platform to deliver measurable business outcomes at scale for global brands, agencies and retailers across multiple marketing goals. Our data is pooled among our clients and offers deep insights into consumer intent and purchasing habits. To drive trusted and impactful advertising for marketers, we activate our data assets in a privacy-by-design way through proprietary AI technology to engage consumers in real time by designing, pricing and delivering highly relevant digital advertisements ("ads") across devices and environments.
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

		2020		2019
	Country	Voting rights	Ownership Interest	Voting rights	Ownership Interest	Consolidation Method
Parent company
Criteo S.A	France	100%	100%	100%	100%	Parent company
French subsidiaries
Criteo France SAS	France	100%	100%	100%	100%	Fully consolidated
Criteo Finance SAS	France	100%	100%	100%	100%	Fully consolidated
Storetail Marketing Services SAS (1)	France	—%	—%	100%	100%	N/A
Condigolabs SAS	France	100%	40%	100%	40%	Fully consolidated
Foreign subsidiaries
Criteo Ltd	United Kingdom	100%	100%	100%	100%	Fully consolidated
Storetail Marketing Services Ltd	United Kingdom	—%	—%	100%	100%	N/A
Criteo Corp.	United States	100%	100%	100%	100%	Fully consolidated
Manage, Inc.(2)	United States	—%	—%	100%	100%	N/A
Criteo Gmbh	Germany	100%	100%	100%	100%	Fully consolidated
Criteo Nordics AB	Sweden	100%	100%	100%	100%	Fully consolidated
Criteo Korea Ltd.	Korea	100%	100%	100%	100%	Fully consolidated
Criteo KK	Japan	66%	66%	66%	66%	Fully consolidated
Criteo Do Brasil LTDA	Brazil	100%	100%	100%	100%	Fully consolidated
Criteo BV	The Netherlands	100%	100%	100%	100%	Fully consolidated
Criteo Pty	Australia	100%	100%	100%	100%	Fully consolidated
Criteo Srl	Italy	100%	100%	100%	100%	Fully consolidated
Criteo Advertising (Beijing) Co. Ltd	China	100%	100%	100%	100%	Fully consolidated
Criteo Singapore Pte. Ltd.	Singapore	100%	100%	100%	100%	Fully consolidated
Criteo LLC	Russia	100%	100%	100%	100%	Fully consolidated
Criteo Europa S.L.	Spain	100%	100%	100%	100%	Fully consolidated
Criteo Espana S.L.	Spain	100%	100%	100%	100%	Fully consolidated
Storetail Marketing Services S.L.U (3)	Spain	—%	—%	100%	100%	N/A
Criteo Canada Corp.	Canada	100%	100%	100%	100%	Fully consolidated
Criteo Reklamcılık Hizmetleri ve Ticaret Anonim Şirketi	Turkey	100%	100%	100%	100%	Fully consolidated
Criteo MEA FZ-LLC	United Arab Emirates	100%	100%	100%	100%	Fully consolidated
Criteo India Private Ltd.	India	100%	100%	100%	100%	Fully consolidated

(1) merged with Criteo S.A
(2) merged with Criteo Corp.
(3) merged with Criteo Espana S.L.

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
On an on-going basis, management evaluates its estimates, primarily those related to: (1) revenue recognition criteria (2) allowances for credit losses, (3) research tax credits (4) income taxes, including i) recognition of deferred tax assets arising from the subsidiaries projected taxable profit for future years, ii) evaluation of uncertain tax positions associated with our transfer pricing policy and iii) recognition of income tax position in respect with tax reforms recently enacted in countries we operate, (5) assumptions used in valuing acquired assets and assumed liabilities in business combinations, (6) assumptions used in the valuation of goodwill, intangible assets and right of use assets - operating lease, and (7) assumptions used in the valuation model to determine the fair value of share-based compensation plan.
The severity, magnitude, duration and after effects of the COVID-19 pandemic on general economic conditions increase uncertainty associated with these estimates, in particular those related to allowance for credit losses, assumptions used in the valuation of goodwill and estimates relating to income taxes.
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
Cloud computing arrangements (“CCAs”), such as software as a service and other hosting arrangements, are evaluated for capitalized implementation costs in a similar manner as capitalized software development costs. If a CCA includes a software license, the software license element of the arrangement is accounted for in a manner consistent with the acquisition of other software licenses. If a CCA does not include a software license, the service element of the arrangement is accounted for as a service contract. The Company capitalized certain implementation costs for its CCAs that are service contracts, which are included in other current assets. The Company amortizes capitalized implementation costs in a CCA over the life of the service contract.
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

In the impairment assessment of its goodwill, the Company performs an impairment test, which involves assumptions regarding estimated future cash flows to be derived from the Company The estimated future cash flows are used to derive the fair value of the reporting unit, which is then compared to its net book value, including goodwill . If these estimates or their related assumptions change in the future, the Company may be required to record impairment for these assets. If the net book value exceeds its fair value, then the Company would be required to recognize an impairment loss. The impairment loss to be recognized would be calculated by comparing the fair value of the Company to its net book value, including goodwill. An impairment loss would be recognized in the Consolidated Statement of Income when the carrying amount of goodwill exceeds its implied fair value.

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
Leases
We lease space under non-cancellable operating leases for our offices and data centers. Our office leases typically include rent free periods or rent escalation periods, and may also include leasehold improvement incentives. Leases for data centers may also include rent free periods or rent escalation periods. These leases typically do not include residual value guarantees. Both office and data center leases may contain both lease components (rent) and non-lease components (maintenance, electrical costs, and other service charges). Non-lease components are accounted for separately.
Both office and data center leases typically contain options to renew, and/or early terminate the lease. Options have been included in the lease term if management has determined it is reasonably certain that they will be exercised.
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

We carry our accounts receivable at original invoiced amount less an allowance for any potential uncollectible amounts . Management makes estimates of expected credit trends for the allowance for credit losses based on, among other factors, a past history of collections, current credit conditions, the aging of the receivables, past history of write downs, credit quality of our customers, current economic conditions, and reasonable and supportable forecasts of future economic conditions. A receivable is considered past due if we have not received payments based on agreed-upon terms. A higher default rate than estimated or a deterioration in our clients’ creditworthiness could have an adverse impact on our future results. Allowances for credit losses on trade receivables are recorded in “sales and operations expenses” in our Consolidated Statements of Income. We generally do not require any security or collateral to support our receivables.
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
Cash, Cash Equivalents and Marketable Securities
Cash includes cash on deposit with banks and highly liquid investments such as demand deposits with banks. Cash equivalents include short-term, highly liquid investments, with a remaining maturity at the date of purchase of three months or less for which the risk of changes in value is considered to be insignificant. Highly liquid demand deposits therefore meet the definition of cash equivalents.
We hold investments in marketable securities, consisting mainly of term deposits with banks, not meeting the cash equivalents definition. We classify marketable securities as either available-for-sale or held-to-maturity investments, depending on whether we have the positive intent and ability to hold the term deposits to maturity.
Our available-for-sale investments are carried at estimated fair value with any unrealized gains and losses, net of taxes, included in accumulated other comprehensive income (loss) in stockholders' equity. Our held-to-maturity investments are carried at amortized cost, and are subject to impairment assessments. Interest income generated from held-to-maturity investments is recorded as financial income.

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
The Company mitigates its credit risk with respect to accounts receivable by performing credit evaluations and monitoring agencies' and advertisers' accounts receivable balances. As of December 31, 2020 and 2019 no customer accounted for 10% or more of accounts receivable. During the years ended December 31, 2020, 2019 and 2018, no single customer represented 10% or more of revenue.
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
•discount rate;
•future salary increases;
•employee turnover; and
•mortality tables.
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
We also have multiple pricing models which now include cost plus margin models in addition to cost-per-click, cost-per-install and cost-per-impression pricing models.
We recognize revenues when we transfer control of promised services directly to our clients or to advertising agencies, which we collectively refer to as our clients, in an amount that reflects the consideration to which we expect to be entitled to in exchange for those services.
For campaigns priced on a cost-per-click, cost-per-install basis and cost plus margin basis, we bill our clients when a user clicks on an advertisement we deliver or installs an application by clicking on an advertisement we delivered, respectively. For these pricing models, we recognize revenue when a user clicks on an advertisement or installs an application.
For campaigns priced on a cost-per-impression basis, we bill our clients based on the number of times an advertisement is displayed to a user. For this pricing model, we recognize revenue when an advertisement is displayed.
For campaigns with a fixed pricing component, where fixed amounts are billed to the customer at various intervals, we recognize revenue on a ratable basis, based on our completion of our performance obligation to the customer.
We mainly act as principal in our arrangements because (i) we control the advertising inventory before it is transferred to our clients; (ii) we bear sole responsibility for fulfillment of the advertising promise and inventory risks and (iii) we have full discretion in establishing prices. Therefore, based on these factors, we report revenue earned and the related costs incurred on a gross basis.

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
Other Cost of Revenue. Other cost of revenue includes expenses related to third-party hosting fees, depreciation of data center equipment, data purchased from third parties and digital taxes. The Company does not build or operate its own data centers and none of its Research and Development employments are dedicated to revenue generating activities. As a result, we do not include the costs of such personnel in other cost of revenue.
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
The U.S. Research Tax Credit is a U.S. tax credit to incentivize research and development activities in the U.S. Qualifying R&D expenses generating a tax credit which may be used to offset future taxable income once all net operating losses and foreign tax credits have been used. It is not refundable and as such, considered in the scope of ASC 740 as a component of income tax expense. We have exclusively claimed R&D performed in the U.S. for purposes of the U.S. Research Tax Credit.
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
Our chief operating decision-maker is our CEO. The CEO reviews consolidated data for revenue, revenue excluding traffic acquisition costs (revenue ex-TAC) and Adjusted EBITDA (earnings before financial income (expense), income taxes, depreciation and amortization, adjusted to eliminate the impact of equity awards compensation expense, pension service costs, restructuring related and transformation costs, acquisition-related costs and deferred price consideration) for the purposes of allocating resources and evaluating financial performance.
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

In December 2019, the FASB issued ASU. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which simplifies the accounting for income taxes. We intend to adopt the standard on the effective date of January 1, 2021. The adoption of ASU 2019-12 is not expected to have a material impact on our financial position, results of operations or on our disclosures.
Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s Consolidated Financial Statements upon adoption.

Note 2. Significant Events and Transactions of the Period
Share repurchase programs
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
As of December 31, 2019, we have 3.9 million treasury shares remaining which may be used to satisfy the company's obligations under its employee equity plans upon RSU vesting in lieu of issuing new shares, and for M&A activity.
On April 23, 2020, Criteo's Board of Directors authorized a share repurchase program of up to $30.0 million of the Company's outstanding American Depositary Shares. We completed this share repurchase program in July 2020.
As of December 31, 2020 we had 5.6 million treasury shares remaining which may be used to satisfy the Company's obligations under its employee equity plan upon RSU vesting in place of issuing new shares, and for any potential M&A activity.

	Number of Treasury Shares	Amount (in thousands)
Balance at January 1 , 2019	3,459,119	$79,159
Treasury Shares Retired	(1,594,288)	(36,137)
Treasury Shares Repurchased to use for M&A or RSU Vesting	1,498,709	28,452
Treasury Shares Repurchased to use for RSU Vesting	1,743,223	30,136
Treasury Shares Issued for RSU Vesting	(1,203,090)	(26,710)
Balance at December 31, 2019	3,903,673	$74,900
Treasury Shares Repurchased to use for RSU Vesting	3,358,068	$43,655
Treasury Shares Issued for RSU Vesting	(1,472,346)	$(29,085)
Treasury Shares Issued for M&A	(156,859)	(3,900)
Balance at December 31, 2020	5,632,536	$85,570

Cessation of our R&D operations in Palo Alto

On October 7, 2019, in connection with the new organization structure, the Company announced a plan to restructure its R&D activities with the closing of its R&D operations in Palo Alto. The Company incurred additional net restructuring costs of $0.1 million and $0.6 million for the three and twelve months ended December 31, 2020, respectively, comprising of payroll expenses included in Research and Development expenses.

The following table summarizes restructuring activities as of December 31, 2020 included in other current liabilities on the balance sheet :

Restructuring Liability
(in thousands)
Restructuring liability - January 1, 2020	$5,581
Restructuring costs	633
Amounts paid	(5,932)
Restructuring liability - December 31, 2020	$282

Termination of the Palo Alto Lease

During the year ended December 31, 2020, we early terminated the Palo Alto lease, originally expiring in 2027. We incurred broker fees and termination penalties of $4.6 million in connection with this transaction. The net impact of write-offs of the right of use assets, lease liabilities, and fixed assets associated with the lease was nil.

For the three and twelve months ended December 31, 2020, $0 million and $1.5 million, respectively, was included in Research and Development expenses, $0 million and $0.8 million was included in General and Administrative expenses and $0 million and $2.3 million was included in Sales and Operations expenses.

New organization structure
As part of a new organization structure designed to best support our multi-product platform strategy and accelerate execution, commenced in the year ended December 31, 2019, the Company incurred net restructuring costs of $1.4 million and $5.3 million for the three and twelve month periods ended December 31, 2020, respectively, comprising of payroll expenses.
For the three and twelve month periods ended December 31, 2020, respectively, $0.3 million and $0.5 million was included in Research and Development expenses, $(0.3) million and $0.9 million was included in General and Administrative expenses and $1.4 million and $3.9 million was included in Sales and Operations expenses.

The following table summarizes restructuring activities as of December 31, 2020 included in other current liabilities on the balance sheet:

Twelve Months Ended
December 31, 2020
(in thousands)
Restructuring liability - January 1, 2020	$510
Restructuring costs	5,278
Amount paid	(3,812)
Restructuring liability - December 31, 2020	$1,976

Changes in Group funding

In September 2015, Criteo S.A. entered into a Multicurrency Revolving Facility Agreement for general purposes of the Group including the funding of business combinations. In March 2017, the maximum amount available under this RCF was increased to €350 million ($429.5 million). On May 4, 2020, Criteo decided to draw €140 million ($153.2 million) under its RCF credit facility for general purposes. This six month drawdown of €140 million ($159.9 million) was fully reimbursed on November 4, 2020. In addition, the parties to the RCF agreement have agreed to extend the term of the agreement for one additional year, from March 2022 to March 2023, composed of a €350 million ($429 million) commitment through March 2022, and a €294 million ($360.8 million) commitment from the end of March 2022 through March 2023.

Changes in Group financial investments

In December 2020, $5.0 million was invested in a 24 month term deposit with an annual yield of 0.60% and €10.0 million ($12.3 million) was invested in a 15 month term deposit with an annual yield of 0.50%. These investments have been classified as Marketable Securities, a non-current asset, as they do not meet the cash and cash equivalent criteria.

In September 2020, $20.0 million was invested in a 12 month term deposit with an annual yield of 0.75%. This new investment is classified as Cash and Cash Equivalents.

In June 2020, €20.0 million ($24.5 million) was invested in a 24 month term deposit with an annual yield of 0.25%. This investment has been classified as Marketable Securities, a non-current asset, as it does not meet the cash and cash equivalent criteria.

Note 3. Categories of Financial Assets and Financial Liabilities
Financial assets

	Year Ended December 31,
	2020	2019
	(in thousands)
Trade receivables, net of allowances	$474,055	$481,732
Other taxes	69,987	60,924
Other current assets	21,405	17,225
Marketable securities	$41,809	$—
Non-current financial assets	18,109	21,747
Total	$625,365	$581,628

Credit Risk
We maintain an allowance for estimated credit losses. During the years ended December 31, 2020 and 2019, our net change in the allowance for credit losses was $(23.8) million and $(9.9) million, respectively. The primary cause of this change was the adoption of ASU 2016-13, Financial Instruments - Credit Losses (Topic 326) from January 1, 2020 resulting in an earlier recognition of credit losses, the cumulative effect of which was recorded as an adjustment to retained earnings for $3.5 million (note 1), as well as an increase to the provision due to the expected impact of COVID-19 on the Company's future cash collection.
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
As of December 31, 2020 and 2019, no customer accounted for 10% or more of trade receivables.

Financial liabilities

	Year Ended December 31,
	2020	2019
	(in thousands)
Trade payables	$367,025	$390,277
Other taxes	58,491	50,099
Employee - related payables	85,272	74,781
Other current liabilities	33,390	35,886
Financial liabilities	3,275	4,405
Total	$547,453	$555,448

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

	Year Ended December 31,
	2020	2019

	(in thousands)
Derivative Assets:
Included in other current assets	$—	$—

Derivative Liabilities:
Included in financial liabilities - current portion	$925	$1,284

The fair value of derivative financial instruments approximates the carrying amount, given the nature of the derivative financial instruments and the maturity of the expected cash flows.

Marketable Securities

The following table presents for each reporting period, the breakdown of marketable securities:

	December 31, 2020	December 31, 2019

	(in thousands)
Securities Available-for-sale
Term Deposits	$24,538	$—
Securities Held-to-maturity
Term Deposits	$17,271	$—
Total	$41,809	$—

The gross unrealized gains or (loss) on our marketable securities were not material as of December 31, 2020.
For our marketable securities, the fair value approximates the carrying amount, given the nature of the term deposit and the maturity of the expected cash flows. The term deposit is considered a level 2 financial instruments as it is measured using valuation techniques based on observable market data.
The following table classifies our marketable securities by contractual maturities:

	Held-to-maturity	Available-for-sale
	December 31, 2020

	(in thousands)
Due in one year	$—	$—
Due in one to five years	$17,271	$24,538
Total	$17,271	$24,538

Note 4. Cash and Cash Equivalents
The following table presents for each reported period, the breakdown of cash and cash equivalents:

	Year Ended December 31,
	2020	2019
	(in thousands)
Cash equivalent	$162,457	$189,119
Cash on hand	325,554	229,644
Total Cash and cash equivalents	$488,011	$418,763

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

Note 5. Trade Receivables
The following table shows the breakdown in trade receivables net book value for the presented periods:

	Year Ended December 31,
	2020	2019
	(in thousands)
Trade accounts receivables	$513,954	$497,800
(Less) Allowance for doubtful accounts	(39,899)	(16,068)
Net book value at end of period	$474,055	$481,732

Changes in allowance for doubtful accounts are summarized below:

	Year Ended December 31,
	2020	2019	2018
		(in thousands)
Balance at beginning of period	$(16,068)	$(25,918)	$(20,818)
Allowance for credit losses through retained earnings (*)	(3,522)	—	—
Provision for doubtful accounts	(30,818)	(11,072)	(17,656)
Reversal of provision	11,555	20,811	11,956
Change in consolidation scope	—	—	(150)
Currency translation adjustment	(1,046)	111	750
Balance at end of period	$(39,899)	$(16,068)	$(25,918)
(*) From January 1, 2020, we adopted ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost issued by the Financial Accounting Standards Board (FASB). ASU 2016- 13 replaces the existing incurred loss impairment model with an expected loss model which requires the use of forward-looking information to calculate credit loss estimates. This results in earlier recognition of credit losses. We adopted ASU 2016-13 effective January 1, 2020 with the cumulative effect of adoption recorded as an adjustment to retained earnings (note 1).
The amount charged to allowance for credit losses for the twelve months ended December 31, 2020 increased compared to the same period in the prior year due to the application of the expected credit loss model beginning on January 1, 2020 as well as an increase to the provision due to the expected impact of COVID-19 on the Company's future cash collections caused by the downturn in the economy which has led to financial difficulties for some of our customers, particularly those operating in the retail sector. In times of the global economic turmoil brought about by COVID-19, our estimates and judgments with respect to the collectability of our receivables are subject to greater uncertainty than in more stable periods.
The reversal of provision decreased during the twelve month period ended December 31, 2020, mainly due to lower payments received and lower write-offs of long outstanding receivables already reserved for which it is certain we will not collect the receivable. During the twelve month period ended December 31, 2020, the Company recovered $3.6 million previously written off, accounted for as a reversal of provision.
The Company mitigates its credit risk with respect to accounts receivables by performing credit evaluations and monitoring agencies and advertisers' accounts receivables balances.
We write off accounts receivable balances once the receivables are no longer deemed collectible.

Note 6. Other Current Assets
The following table shows the breakdown in other current assets net book value for the presented periods:

	Year Ended December 31,
	2020	2019
	(in thousands)
Prepayments to suppliers	$5,613	$5,109
Other debtors	5,991	4,225
Prepaid expenses	9,801	7,891
Gross book value at end of period	21,405	17,225
Net book value at end of period	$21,405	$17,225

Prepaid expenses mainly consist of office rental advance payments.

Note 7. Property, Plant and Equipment
Changes in net book value during the presented periods are summarized below:

	Fixtures and fittings	Furniture and equipment	Construction in Progress	Total
	(in thousands)
Net book value at January 1, 2019	$18,884	$144,801	$20,328	$184,013
Additions to property, plant and equipment	466	23,117	46,959	70,542
Disposal of property, plant and equipment net of accumulated depreciation	(999)	(904)	(12)	(1,915)
Depreciation expense	(6,377)	(50,222)	—	(56,599)
Change in consolidation scope	—	3	—	3
Currency translation adjustment	(43)	(1,660)	(180)	(1,883)
Transfer into service	892	61,895	(62,787)	—
Net book value at December 31, 2019	12,823	177,030	4,308	194,161
Gross book value at end of period	35,456	412,915	4,308	452,679
Accumulated depreciation at end of period	(22,633)	(235,885)	—	(258,518)
Net book value at January 1, 2020	12,823	177,030	4,308	194,161
Additions to property, plant and equipment	771	38,932	13,164	52,867
Disposal of property, plant and equipment net of accumulated depreciation	(2,786)	(1,527)	—	(4,313)
Depreciation expense	(3,815)	(59,482)	—	(63,297)
Change in consolidation scope	—	(11)	17	6
Currency translation adjustment	78	9,485	518	10,081
Transfer into service	247	3,596	(3,843)	—
Net book value at December 31, 2020	$7,318	$168,023	$14,164	$189,505
Gross book value at end of period	29,606	439,089	14,164	482,859
Accumulated depreciation at end of period	(22,288)	(271,066)	—	(293,354)

The increase in property plant and equipment (gross book value and accumulated depreciation) mainly includes purchases of server equipment in the French, American and Japanese subsidiaries where the Company’s data center equipment are located.

Note 8. Intangible assets
Changes in net book value during the presented periods are summarized below:

	Software	Technology and customer relationships	Construction in Progress	Total
	(in thousands)
Net book value at January 1, 2019	$13,266	$93,317	$5,453	$112,036
Additions to intangible assets	2,627	—	9,548	12,175
Disposal of intangible assets	—	—	—	—
Amortization and impairment expense	(8,982)	(27,906)	—	(36,888)
Change in consolidation scope	111	—	—	111
Currency translation adjustment	(232)	(207)	(109)	(548)
Transfer into service	12,325	—	(12,325)	—
Net book value at December 31, 2019	19,115	65,204	2,567	86,886
Gross book value at end of period	56,501	144,226	2,567	203,294
Accumulated amortization and impairment at end of period	(37,386)	(79,022)	—	(116,408)
Net book value at January 1, 2020	19,115	65,204	2,567	86,886
Additions to intangible assets	3,169	—	11,246	14,415
Disposal of intangible assets	—	—	—	—
Amortization and impairment expense	(9,420)	(15,520)	—	(24,940)
Change in consolidation scope	64	—	—	64
Currency translation adjustment	1,460	1,142	717	3,319
Transfer into service	2,211	—	(2,211)	—
Net book value at December 31, 2020	$16,599	$50,826	$12,319	$79,744
Gross book value at end of period	66,851	148,063	12,319	227,233
Accumulated amortization and impairment at end of period	(50,252)	(97,237)	—	(147,489)

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

As of December 31, 2020, expected amortization expense for intangible assets for the next five years and thereafter is as follows (in thousands):

	Software	Technology and customer relationships	Total
2021	$12,336	$11,704	$24,040
2022	9,377	11,704	21,081
2023	6,372	11,158	17,530
2024	767	8,700	9,467
2025	66	7,560	7,626
Thereafter	—	—	—
Total	$28,918	$50,826	$79,744

Note 9. Goodwill

Goodwill
(in thousands)
Balance at January 1, 2019	$312,881
Additions to goodwill	5,277
Currency translation adjustment	(1,058)
Balance at December 31, 2019	317,100
Additions to goodwill	2,807
Currency translation adjustment	5,898
Balance at December 31, 2020	$325,805

Additions to goodwill in 2020 and 2019, were due to one business combination, and two business combination, respectively considered as not material to our consolidated financial statements.
In addition, on the basis of our impairment assessment as of December 31, 2020, no impairment has been detected.

Note 10. Non-Current Financial Assets
Non-current financial assets are mainly composed of (i) an interest-bearing bank deposit amounting to $6.9 million, which is pledged to the benefit of a bank in order to secure the first-demand bank guarantee in connection with our headquarters premises, and (ii) guarantee deposits for office rentals in France, Spain, the United Kingdom, the United States, Japan and Singapore.
Note 11. Contingencies
Changes in provisions during the presented periods are summarized below:

	Provision for employee- related litigation	Other provisions	Total
	(in thousands)
Balance at January 1, 2019	$244	$2,396	$2,640
Charges	461	3,797	4,258
Provision used	(82)	—	(82)
Provision released not used	—	(402)	(402)
Currency translation adjustments	(3)	(26)	(29)
Balance at January 1, 2020	$620	$5,765	$6,385
Charges	507	994	1,501
Provision used	—	(831)	(831)
Provision released not used (*)	(33)	(2,207)	(2,240)
Currency translation adjustments	85	26	111
Other (**)	—	(2,676)	(2,676)
Balance at December 31, 2020	$1,179	$1,071	$2,250
- of which current	$1,179	$1,071	$2,250
- of which non-current	$—	$—	$—

*Due to changes in management's best estimates of the future outflow
**Transfer to Other liabilities due to tax notification received confirming the amount owed
The amount of the provisions represents management’s best estimate of the future outflow.

Note 12. Financial Liabilities
We are party to several loan agreements and a revolving credit facility, or RCF, with third-party financial institutions. Our loans and RCF agreements are presented in the table below:

	Nominal/ Authorized amounts (RCF Only)	Amount drawn as of December 31, 2020 (RCF only)	Amount Outstanding as of December 31, 2020
Nature	(in thousands)			Interest rate	Settlement date

BPI Loan - February 2014	NA	NA	$368.1	Fixed: 2.09%	May 2021
Other BPI Loans	NA	NA	$912.0	—%	2023 and after
Other Loans	NA	NA	$224.8	—%	2024
Bank Syndicate RCF - September 2015 (1)	€350,000	$—	$—	Floating rate: EURIBOR / LIBOR + margin depending on leverage ratio	March 2022
(1) Subsequent to the settlement date of March 2022, the authorized amount of €350 million is reduced to €294 million through to a new settlement date of March 2023

In September 2015, Criteo entered into a 5 year revolving credit facility for general corporate purposes, including acquisitions, for a maximum amount of €250 million ($306.8 million), with a bank syndicate composed of Natixis (coordinator and documentation agent), Le Credit Lyonnais (LCL) (facility agent), HSBC France, Société Générale Corporate & Investment Banking and BNP Paribas (each acting individually as bookrunners and mandated lead arrangers). In 2017, this agreement was amended by, among other things, increasing the amount of facility to €350.0 million ($429.4 million) and extending the term of the contract from 2020 to 2022.
In 2020, the parties to the RCF agreement have agreed to extend the term of the agreement for one additional year, from March 2022 to March 2023, composed of a €350 million ($429.4 million) commitment through March 2022, and a €294 million ($360.8 million) commitment from the end of March 2022 through March 2023. This multi-currency revolving credit facility bears interest rate at Euribor or the relevant Libor plus a margin to be adjusted on the basis of the leverage ratio.
Besides this RCF agreement, Criteo is part of many credit lines it entered into or maintained following acquisitions. Criteo specifically has agreements with Bpifrance Financement (French Public Investment Bank) for a total amount outstanding as of December 31, 2020 of €1.0 million ($1.3 million).
All of these loans and revolving credit facilities are unsecured and contain customary events of default but do not contain any affirmative, financial or negative covenants, with the exception of the September 2015 revolving credit facility which contains covenants, including compliance with a total net debt to adjusted EBITDA ratio and restrictions on the incurrence of additional indebtedness. At December 31, 2020, we were in compliance with the required leverage ratio. Criteo intends to repay the BPI bank loans in 2021, prior to their settlement date.
The following table shows the maturity of our financial liabilities:

		Maturity
	Carrying value	2021	2022	2023	2024	2025	2026
	(in thousands)
Borrowings	$1,505	$1,505
Other financial liabilities	845	459	45	—	—	341	—
Financial derivatives	925	925	—	—	—	—	—
Financial liabilities	3,275	2,889	45	—	—	341	—

Note 13. Leases

The components of lease expense are as follows:

	Three Months Ended			Twelve Months Ended
	December 31, 2020
	Offices	Data Centers	Total	Offices	Data Centers	Total

Lease expense	$8,413	$5,331	$13,744	$29,183	$25,850	$55,033
Short term lease expense	487	335	822	819	335	1,154
Variable lease expense	124	(110)	14	444	—	444
Sublease income	(242)	—	(242)	(756)	—	(756)
Total operating lease expense	$8,782	$5,556	$14,338	$29,690	$26,185	$55,875

	Three Months Ended			Twelve Months Ended
	December 31, 2019
	Offices	Data Centers	Total	Offices	Data Centers	Total

Lease expense	$11,833	$7,169	$19,002	$38,910	$24,596	$63,506
Short term lease expense	352	253	605	2,296	1,826	4,122
Variable lease expense	141	(958)	(817)	599	—	599
Sublease income	(378)	—	(378)	(2,916)	—	(2,916)
Total operating lease expense	$11,948	$6,464	$18,412	$38,889	$26,422	$65,311

As of December 31, 2020, we had future minimum lease payments as follows:

	December 31, 2020
	Offices	Data Centers	Total
	(in thousands)
2021	$29,463	$24,102	$53,565
2022	27,737	11,656	39,393
2023	17,818	4,427	22,245
2024	8,424	2,274	10,698
2025	7,211	380	7,591
Thereafter	2,424	—	2,424
Total minimum lease payments	93,077	42,839	135,916
Impact of Discount Rate	(3,103)	(1,418)	(4,521)
Total Lease Liability	$89,974	$41,421	$131,395
The weighted average remaining lease term and discount rates as of December 31, 2020 and 2019 are as follows:

	December 31, 2020	December 31, 2019
Weighted average remaining lease term (years)
Offices	3.59	4.52
Data Centers	2.18	2.52
Weighted average discount rate
Offices	1.97%	2.47%
Data Centers	1.51%	1.85%

Supplemental cash flow information related to our operating leases is as follows for the period December 31, 2020 and 2019:

	Twelve Months Ended
	December 31,
	2020	2019
	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities
Cash flow for operating activities	$(61,343)	$(54,259)
Right of use assets obtained in exchange for new operating lease liabilities	$57,550	$15,714

As of December 31, 2020, we have additional operating leases, that have not yet commenced which will result in additional operating lease liabilities and right of use assets:

	Offices	Data Centers
	(in thousands)
Additional operating lease liabilities	$—	$7,900
Additional right of use assets	$—	$7,900
These operating leases will commence during the fiscal year ending December 31, 2021.
During the three months period ended  December 31, 2020 and December 31, 2019, we incurred an impairment loss of $0.0 million and $8.9 million, respectively, on certain right of use assets due to the implementation of management's facilities right sizing program. We used market quotes in determining the fair value of the right of use assets. The impairment loss was classified between Research and Development expenses of $0.0 million, and $0.7 million, Sales and Operations expenses of $0.0 million and $6.4 million, and General and Administrative expenses of $0.0 million and $1.8 million.
During the year ended  December 31, 2020 and December 31, 2019, we incurred an impairment loss of $1.6 million, and $8.9 million, respectively, on certain right of use assets due to the implementation of management's facilities right sizing program. We used market quotes in determining the fair value of the right of use assets. The impairment loss was classified between Research and Development expenses of $0.2 million and $0.7 million, Sales and Operations expenses of $1.1 million and $6.4 million, and General and Administrative expenses of $0.3 million and $1.8 million.
Note 14. Other Current Liabilities
Other current liabilities are presented in the following table:

	Year Ended December 31,
	2020	2019
	(in thousands)
Clients' prepayments	$12,234	$13,618
Credit notes	14,433	16,420
Accounts payable relating to capital expenditures	4,721	4,408
Other creditors	1,918	1,213
Deferred revenue	84	227
Total	$33,390	$35,886

Note 15. Employee Benefits
Defined Benefit Plans
According to the French law and the Syntec Collective Agreement, French employees are entitled to compensation paid on retirement.
The following table summarizes the changes in the projected benefit obligation:

	Year Ended December 31,
	2020	2019	2018
	(in thousands)
Projected benefit obligation present value - beginning of period	$8,485	$5,537	$5,149
Service cost	2,232	1,556	1,690
Interest cost	95	113	86
Actuarial losses (gains)	(5,214)	1,374	(1,235)
Change in consolidation scope	—	—	98
Currency translation adjustment	569	(95)	(251)
Projected benefit obligation present value - end of period	$6,167	$8,485	$5,537

The Company does not hold any plan assets for any of the periods presented.
The main assumptions used for the purposes of the actuarial valuations are listed below:

	Year Ended December 31,
	2020	2019	2018
Discount rate (Corp AA)	0.85%	1.1%	2.1%
Expected rate of salary increase	5.0%	5.0%	5.0%
Expected rate of social charges	49.0% - 50.0%	49.0% - 50.0%	49.0% - 50.0%
Expected staff turnover	—% - 17.8%	—% - 10.5%	—% - 10.5%
Estimated retirement age	Progressive table	Progressive table	Progressive table
Life table	TH-TF 2000-2002 shifted	TH-TF 2000-2002 shifted	TH-TF 2000-2002 shifted
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

	Year Ended December 31,
	2020	2019	2018
	(in thousands)
Defined contributions plans included in personnel expenses	$(16,211)	$(15,686)	$(16,912)

Note 16. Common shares and Treasury stock
Change in Number of Shares

Number of ordinary shares
Balance at January 1, 2019	64,249,084
of which Common shares	67,708,203
of which Treasury stock	(3,459,119)

Issuance of shares under share option and free share plans (1)	83,266
Treasury shares retired (2)	(1,594,288)
Share repurchase program (see Note 2)	(444,554)

Balance at December 31, 2019	62,293,508
of which Common shares	66,197,181
of which Treasury stock	(3,903,673)

Issuance of shares under share option and free share plans (3)	231,784
Storetail deferred consideration	(156,859)
Share repurchase program (see Note 2)	(1,728,863)

Balance at December 31, 2020	60,639,570
of which Common shares	66,272,106
of which Treasury stock	(5,632,536)

(1) Adopted by the Board of Directors on March 1, 2019, April 25, 2019, June 25, 2019, July 25, 2019, October 24, 2019 and December 11, 2019.
(2) On February 8th, 2019, the Board acknowledged the share capital decrease resulting from the cancellation of 1,594,288 shares and approved the related amendment of Article 6 of the Company’s by-laws reflecting such decrease.
(3) Adopted by the Board of Directors on March 3, 2020, April 23, 2020, June 22, 2020, July 23, 2020, October 23, 2020 and December 9, 2020

Note 17. Nature of Expenses Allocated by Function
Nature of Expenses Allocated to Cost of Revenue

	Year Ended December 31,
	2020	2019	2018
	(in thousands)
Traffic acquisition costs	$(1,247,571)	$(1,314,947)	$(1,334,334)
Other cost of revenue	(137,028)	(117,533)	(131,744)
Hosting costs	(61,458)	(57,139)	(54,764)
Depreciation and amortization	(55,935)	(44,866)	(67,346)
Data acquisition	(4,961)	(2,410)	(282)
Other cost of sales	(14,674)	(13,118)	(9,352)
Total cost of revenue	$(1,384,599)	$(1,432,480)	$(1,466,078)
Nature of Expenses Allocated to Research and Development

	Year Ended December 31,
	2020	2019	2018
	(in thousands)
Personnel expenses	$(90,525)	$(116,803)	$(130,696)
Personnel expense excluding equity awards compensation expense and research tax credit	(97,396)	(123,696)	(120,024)
Equity awards compensation expense	(9,771)	(9,320)	(21,359)
Research tax credit	16,642	16,213	10,687
Other cash operating expenses	(30,115)	(37,820)	(37,119)
Subcontracting and other headcount related costs	(10,706)	(16,343)	(15,129)
Rent and facilities costs	(12,196)	(14,009)	(14,201)
Consulting and professional fees	(4,782)	(4,416)	(3,320)
Marketing costs	(2,135)	(3,818)	(4,976)
Other	(296)	766	507
Other non-cash operating expenses	(11,873)	(17,968)	(11,448)
Depreciation and amortization	(10,759)	(17,208)	(10,602)
Net change in other provisions	(1,114)	(760)	(846)
Total research and development expenses	$(132,513)	$(172,591)	$(179,263)

Nature of Expenses Allocated to Sales and Operations

	Year Ended December 31,
	2020	2019	2018
	(in thousands)
Personnel expenses	$(222,370)	$(243,733)	$(244,256)
Personnel expense excluding equity awards compensation expense	(212,081)	(226,849)	(215,615)
Equity awards compensation expense	(10,289)	(16,884)	(28,641)
Other cash operating expenses	(70,680)	(109,268)	(104,960)
Subcontracting and other headcount related costs	(13,338)	(24,655)	(25,706)
Rent and facilities costs	(29,713)	(32,353)	(32,398)
Marketing costs	(2,882)	(20,804)	(17,864)
Consulting and professional fees	(9,660)	(6,988)	(5,330)
Operating taxes	(4,268)	(6,197)	(11,788)
Other including bad debt expense	(10,819)	(18,271)	(11,874)
Other non-cash operating expenses	(37,235)	(22,476)	(23,491)
Depreciation and amortization	(18,495)	(30,620)	(18,245)
Net change in provisions for doubtful receivables	(19,264)	9,740	(5,453)
Net change in other provisions	524	(1,596)	207
Total sales and operations expenses	$(330,285)	$(375,477)	$(372,707)
Nature of Expenses Allocated to General and Administrative

	Year Ended December 31,
	2020	2019	2018
	(in thousands)
Personnel expenses	$(66,062)	$(75,815)	$(76,476)
Personnel expense excluding equity awards compensation expense	(57,351)	(61,020)	(59,876)
Equity awards compensation expense	(8,711)	(14,795)	(16,600)
Other cash operating expenses	(47,950)	(52,057)	(48,687)
Subcontracting and other headcount related costs	(9,576)	(14,781)	(16,638)
Rent and facilities costs	(11,228)	(11,951)	(11,081)
Marketing costs	(1,645)	(3,130)	(1,061)
Consulting and professional fees	(20,081)	(19,329)	(18,163)
Other	(5,420)	(2,866)	(1,744)
Other non-cash operating expenses	(2,383)	(11,882)	(9,996)
Depreciation and amortization	(4,153)	(8,825)	(7,306)
Net change in other provisions	1,770	(3,057)	(2,690)
Total general and administrative expenses	$(116,395)	$(139,754)	$(135,159)

Note 18. Allocation of Personnel Expenses
Allocation of Personnel Expenses By Function

	Year Ended December 31,
	2020	2019	2018
	(in thousands)
Research and development expenses	$(90,525)	$(116,803)	$(130,696)
Sales and operations expenses	(222,370)	(243,733)	(244,256)
General and administrative expenses	(66,062)	(75,815)	(76,476)
Total personnel expenses	$(378,957)	$(436,351)	$(451,428)
Allocation of Personnel Expenses by Nature

	Year Ended December 31,
	2020	2019	2018
	(in thousands)
Wages and salaries	$(278,934)	$(306,862)	$(296,336)
Severance pay	(5,251)	(12,504)	(6,922)
Social charges	(75,552)	(76,594)	(77,284)
Other social expenses	(7,091)	(15,513)	(14,375)
Equity awards compensation expense	(28,771)	(40,999)	(66,600)
Profit sharing	—	(92)	(598)
Research tax credit (classified as a reduction of R&D expenses)	16,642	16,213	10,687
Total personnel expenses	$(378,957)	$(436,351)	$(451,428)

Note 19. Share-Based Compensation
Share Options Plans and Employee Warrants Grants (BSPCE)
The Board of Directors has been authorized by the general meeting of the shareholders to grant employee warrants (Bons de Souscription de Parts de Créateur d’Entreprise or “BSPCE”) and to implement share options, free shares plans as follows:
•Issuance of 2,112,000 BSPCE, authorized at the General Meeting of Shareholders on October 24, 2008, making available up to 2,112,000 BSPCE until April 24, 2010 (“Plan 1”);
•Issuance of 1,472,800 BSPCE, authorized at the General Meeting of Shareholders on April 16, 2009, making available up to 1,472,800 BSPCE until October 16, 2010 (“Plan 2”);
•1,584,000 Share Options, authorized at the General Meeting of Shareholders on September 9, 2009, making available up to 1,584,000 share options until November 8, 2012. This Plan has been amended at the General Meeting of Shareholders on November 16, 2010, making available up to 2,700,000 share options or BSPCE (“Plan 3”);
•Issuance of 361,118 BSPCE, granted to Criteo co-founders at the General Meeting of Shareholders on April 23, 2010 (“Plan 4”);
•2,800,000 BSPCE or Share Options (Options de Souscription d'Actions or “OSA”), authorized at the General Meeting of Shareholders on November 18, 2011, making available up to 2,800,000 share options or BSPCE (“Plan 5”);
•1,654,290 BSPCE or Share Options, authorized at the General Meeting of Shareholders on September 14, 2012, making available up to 1,654,290 share options or BSPCE (“Plan 6”).
•6,627,237 BSPCE or Share Options, authorized at the General Meeting of Shareholders on August 2, 2013, making available up to 6,627,237 share options or BSPCE (“Plan 7”).
•9,935,710 Share Options, authorized at the General Meeting of Shareholders on June 18, 2014, making available up to 9,935,710 share options (“Plan 8”). The Board of Directors has also authorized free shares/restricted stock units ("RSUs") to Criteo employees under presence condition and to certain senior managers, employees and members of the Management, subject to the achievement of internal performance objectives and presence condition.
•4,600,000 Share Options or RSUs, authorized at the General Meeting of Shareholders on June 29, 2016 and 100,000 BSAs (any BSA granted will also be deducted from the 4,600,000 limit), such authorizations collectively referred to as “Plan 9”. The Board of Directors has authorized RSUs to Criteo employees subject to a presence condition and to certain senior managers, employees and members of management, subject to the achievement of internal performance objectives and a presence condition.
•4,600,000 Share Options or RSUs, authorized at the General Meeting of Shareholders on June 28, 2017 and 120,000 BSAs (any BSA granted will also be deducted from the 4,600,000 limit), such authorizations collectively referred to as “Plan 10”. The Board of Directors has authorized RSUs to Criteo employees subject to a presence condition and to certain senior managers, employees and members of management, subject to the achievement of internal performance objectives and a presence condition.
•4,200,000 Share Options or RSUs, authorized at the General Meeting of Shareholders on June 27, 2018 and 150,000 BSAs (any BSA granted will also be deducted from the limit), such authorizations collectively referred to as “Plan 11”. The Board of Directors has authorized RSUs to Criteo employees subject to a presence condition and to certain senior managers, employees and members of management, subject to the achievement of internal performance objectives and a presence condition.
•6,200,000 Share Options or RSUs, authorized at the General Meeting of Shareholders on May 16, 2019 and 175,000 BSAs (any BSA granted will also be deducted from the limit), such authorizations collectively referred to as “Plan 12”. The Board of Directors has authorized RSUs to Criteo employees subject to a presence condition and to members of management, subject to the achievement of internal performance objectives and a presence condition.

•6,463,000 Share Options or RSUs, authorized at the General Meeting of Shareholders on June 25, 2020, such authorizations collectively referred to as “Plan 13”. The Board of Directors has authorized RSUs to Criteo employees subject to a presence condition and to members of management, subject to the achievement of internal performance objectives and a presence condition.

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

The vesting schedule for the BSPCEs and OSAs is the following for the Plans 1, 2 and 3:
•up to one third (1/3) of the BSPCEs on the first anniversary of the date of grant;
•up to one twelfth (1/12) at the expiration of each quarter following the first anniversary of the date of grant, and this during twenty-four (24) months thereafter.
•The BSPCEs and OSAs may be exercised at the latest within ten (10) years from the date of grant.
For the Plan 3 amended to Plan 13, the vesting schedule is as follows:
•up to one fourth (1/4) of the BSPCEs/share options on the first anniversary of the date of grant;
•up to one-sixteenth (1/16) at the expiration of each quarter following the first anniversary of the date of grant, and this during thirty-six (36) months thereafter.
•The BSPCEs and OSAs may be exercised at the latest within ten (10) years from the date of grant.
The vesting schedule for the RSUs is as follows:
•50% at the expiration of a two year period
•6.25% at the expiration of each quarter following the first two years-period during twenty four (24) months.
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

Details of BSPCE / OSA / RSU plans

	Plans 1 & 2	Plan 3	Plan 5	Plan 6		Plan 7	Plan 8		Plan 9		Plan 10		Plan 11		Plan 12		Plan 13
Dates of grant (Boards of Directors)	Oct 24, 2008 - Sept 14, 2010	Sept 9, 2009 - Sept 21, 2011	Nov 18, 2011 - May 22, 2012	Oct 25, 2012	Oct 25, 2012 - April 18, 2013	Sept 3, 2013 - April 23, 2014	July 30, 2014 - June 28, 2016		July 28, 2016 - June 27, 2017		July 27, 2017 - June 26, 2018		July 26, 2018 - June 25, 2019		July 25, 2019 - June 24, 2020		June 25, 2020 - December 15, 2020
Vesting period	3.0 years	3.0 - 4.0 years	4.0 years	1.0 year	4.0 - 5.0 years	4.0 years	4.0 years	4.0 years	4.0 years	4.0 years	4.0 years	4.0 years	4.0 years	4.0 years	4.0 years	4.0 years	4.0 years
Contractual life	10.0 years	10.0 years	10.0 years	10.0 years	10.0 years	10.0 years	10.0 years	0.0 years	10.0 years	0.0 years	10.0 years	0.0 years	10.0 years	0.0 years	10.0 years	0.0 years	0.0 years
Expected option life	8.0 years	8.0 years	8.0 years	8.0 years	8.0 years	6.0 - 8.0 years	6.0 years	0.0 years	6.0 years	0.0 years	6.0 years	0.0 years	6.0 years	0.0 years	6.0 years	0.0 years	0.0 years
Number of instruments granted	1,819,120	4,289,940	1,184,747	257,688	1,065,520	2,317,374	4,318,551	2,534,262	502,410	2,556,315	947,565	2,150,498	128,380	2,712,014	515,980	3,733,588	858,467
Type : Share Option (S.O.) / BSPCE / RSU	BSPCE	BSPCE & OSA	BSPCE & OSA	BSPCE	BSPCE & OSA	BSPCE & OSA	OSA	RSU	OSA	RSU	OSA	RSU	OSA	RSU	OSA	RSU	RSU
Share entitlement per option	1	1	1	1	1	1	1	1	1	1	1	1	1	1	1	1	1
Exercise price	€0.45- €2.1	€0.2- €5.95	€5.95	€8.28	€8.28 - €10.43	€12.08 - €38.81	€22.95 - €47.47	—	€38.2 - €43.45	—	€24.63 - €28.69	—	€15.86 - €17.98	—	€8.66 - €15.67	—	—
Valuation method	Black & Scholes
Grant date share fair value	€0.2 - €0.7	€0.20 - €4.98	€4.98	€6.43	€5.45 - €6.43	€12.08 - €38.81	€22.50- €47.47	€35.18- €35.58	€38.20 - €43.45	€33.98- €49.08	€24.63 - €28.69	€22.92 - €44.37	€15.86 - €17.98	€24.92 - €44.37	€8.66 - €15.67	€3.29- €17.44	€10.79- €15.57
Expected volatility (1)	53.0% - 55.7%	55.2% - 57.8%	52.1% - 52.9%	50.2%	49.6% - 50.2%	44.2% - 50.1%	39.4% - 44.5%	—	40.6% - 41.3%	—	41.0% - 41.5%	—	40.7% - 41.2%	—	39.2% - 39.9%	—	—
Discount rate (2)	2.74% - 4.10%	2.62% - 3.76%	2.79% - 3.53%	2.20%	1.80% - 2.27%	1.20% - 2.40%	—% - 0.71%	N/A	N/A	N/A	0.60% - 0.70%	N/A	0.10% - 0.90%	N/A	—% - 0.25%	N/A	N/A
Performance conditions	No	Yes (A)	No	Yes (B)	No	No	No	Yes (C)	No	Yes (D) (E)	No	No	No	Yes (F)	No	Yes (G) (H)	Yes (H)
Fair value per option / RSU	€0.08- €0.45	€0.08 - €2.88	€2.75 - €2.85	€3.28	€3.28 - €5.83	€6.85 - €16.90	€9.47 - €17.97	€26.16 - €37.10	€14.49 - €16.82	€33.98 - €49.08	€9.85 - €11.40	€22.92 - €44.37	€6.15 - €6.94	€15.86 - €30.80	€3.29 -€5.78	€8.66-€17.44	€10.79 - €15.57
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
(H) On March 3, 2020, October 23, 2020 and December 9, 2020 the Board of Directors of the Parent granted a total of 272,600 RSUs to members of the management, subject to the achievement of internal performance objectives and condition of presence. Based on the assumptions known at December 31, 2020, we determined the share-based compensation expense by applying a probability ratio on performance objectives completion.

Change in Number of outstanding BSPCE / OSA / RSU

	OSAs	RSUs	Total
Balance at January 1, 2018	3,192,708	4,212,508	7,405,216
Granted	1,013,065	3,133,644	4,146,709
Exercised (BSPCE and OSA)	(137,348)	—	(137,348)
Vested (RSU)	—	(1,362,873)	(1,362,873)
Forfeited	(880,960)	(1,203,142)	(2,084,102)
Expired	—	—	—
Balance at December 31, 2018	3,187,465	4,780,137	7,967,602
Granted	438,347	3,147,751	3,586,098
Exercised (BSPCE and OSA)	(83,266)	—	(83,266)
Vested (RSU)	—	(1,219,112)	(1,219,112)
Forfeited	(983,012)	(1,729,789)	(2,712,801)
Expired	—	—	—
Balance at December 31, 2019	2,559,534	4,978,987	7,538,521
Granted	140,513	2,684,402	2,824,915
Exercised (BSPCE and OSA)	(223,934)	—	(223,934)
Vested (RSU)	—	(1,478,894)	(1,478,894)
Forfeited	(370,355)	(1,230,404)	(1,600,759)
Expired	(3,600)	—	(3,600)
Balance at December 31, 2020	2,102,158	4,954,091	7,056,249

Breakdown of the Closing Balance

	Plans 1 & 2	Plan 3	Plan 5	Plan 6	Plan 7	Plan 8	Plan 9	Plan 10	Plan 11	Plan 12	RSUs	Total
Balance at December 31, 2018
Number outstanding	$3,600	$67,751	$242,613	$41,338	$306,172	$1,599,033	$328,726	$532,732	$65,500	$—	$4,780,137	$7,967,602
Weighted-average exercise price	€0.70	€4.43	€5.95	€9.26	€17.95	€30.99	€41.75	€25.79	€18.72	€—	€—	€26.94
Number exercisable	3,600	67,751	242,613	41,338	306,172	1,417,904	161,658	—	—	—	—	2,241,036
Weighted-average exercise price	€0.70	€4.43	€5.95	€9.26	€17.95	€30.04	€41.37	€—	€—	€—	€—	€25.39
Weighted-average remaining contractual life	1.2 years	2.4 years	3.3 years	4.0 years	4.9 years	6.2 years	8.2 years	9.3 years	9.8 years	—	—	6.7 years

Balance at December 31, 2019
Number outstanding	3,600	63,544	230,673	26,350	216,157	1,080,017	116,580	318,766	128,380	375,467	4,978,987	7,538,521
Weighted-average exercise price	€0.70	€4.37	€5.95	€9.28	€17.70	€29.69	€41.50	€26.58	€17.32	€15.67	€—	€23.09
Number exercisable	3,600	63,544	230,673	26,350	216,157	1,066,670	80,966	129,908	16,375	—	—	1,834,243
Weighted-average exercise price	€0.70	€4.37	€5.95	€9.28	€17.70	€29.58	€41.17	€26.42	€—	€—	€—	€24.12
Weighted-average remaining contractual life	0.2 years	1.4 years	2.3 years	3.0 years	3.9 years	5.1 years	7.1 years	8.3 years	9.1 years	9.9 years	—	6.2 years

Balance at December 31, 2020
Number outstanding	—	42,644	101,852	20,870	104,131	921,534	97,013	169,754	128,380	515,980	4,954,091	7,056,249
Weighted-average exercise price	€—	€5.31	€5.95	€9.36	€20.05	€29.82	€41.18	€26.46	€17.32	€13.76	€—	€26.81
Number exercisable	—	42,644	101,852	20,870	104,131	921,534	97,013	169,754	56,330	93,867	—	1,607,995
Weighted-average exercise price	€—	€5.31	€5.95	€9.36	€20.05	€29.82	€41.18	€26.46	€17.52	€—	€—	€24.87
Weighted-average remaining contractual life	—	0.5 years	1.3 years	2.1 years	2.9 years	4.2 years	6.1 years	7.3 years	8.1 years	9.0 years	—	5.8 years

Non-Employee Warrants (Bons de Souscription d’Actions or BSA)
In addition to the RSUs, share options and BSPCE grants, the shareholders of the Parent also authorized the grant of non-employee warrants or Bons de Souscription d’Actions (“BSA”), as indicated below:
•Plan A : up to one-eighth (1/8) at the expiration of each quarter following the date of grant, and this during twenty-four (24) months; and at the latest within ten (10) years as from the date of grant.
•Plan B : up to one third (1/3) of the non-employee warrants on the first anniversary of the date of grant; then up to one twelfth (1/12) at the expiration of each quarter following the first anniversary of the beginning of the vesting period, and this during twenty-four (24) months thereafter; and at the latest within ten (10) years as from the date of grant.
•Plan C : up to one-twenty fourth (1/24) at the expiration of each month following the date of grant, and this during twenty-four (24) months, and at the latest within ten (10) years as from the date of grant.
•Plan D (member of the advisory board) : up to one-twenty fourth (1/24) at the expiration of each month following the date of grant, and this during twenty-four (24) months; and at the latest within ten (10) years as from the date of grant.
•Plan D (not member of the advisory board): one-third (1/3) at the date of grant; one third (1/3) at the first anniversary of the date of grant; one third (1/3) at the second anniversary of the date of grant; and at the latest within ten (10) years as from the date of grant.
•Plans E, F, G, H and I: up to one fourth (1/4) of the non-employee warrants on the first anniversary of the date of grant; up to one-sixteenth (1/16) at the expiration of each quarter following the first anniversary of the date of grant, and this during thirty-six (36) months thereafter; and at the latest within ten (10) years from the date of grant.
Upon exercise of the non-employee warrants, we offer settlement of the warrants in newly issued ordinary shares of the Parent.

Details of Non-Employee Warrants

	Plan A	Plan B	Plan C	Plan D	Plan E	Plan F	Plan G	Plan H	Plan I
Dates of grant (Boards of Directors)	November 17, 2009	March 11, 2010	November 16, 2010 - September 21, 2011	October 25, 2012 - March 6, 2013	March 19, 2015 - October 29, 2015	April 20, 2016 - March 1, 2017	July 27, 2017 - October 26, 2017	October 25, 2018	October 24, 2019
Vesting period	2 years	3 years	2 years	2 years	1 - 4 years	1 - 4 years	1- 4 years	1 - 4 years	1- 4 years
Contractual life	10 years	10 years	10 years	10 years	10 years	10 years	10 years	10 years	10 years
Number of warrants granted	231,792	277,200	192,000	125,784	38,070	59,480	46,465	125,000	105,680
Share entitlement per warrant	1	1	1	1	1	1	1	1	1
Share warrant price	€0.02	€0.07 - €0.11	€0.04 - €0.30	€0.43 - €0.48	€9.98- €16.82	€13.89 - €17.44	€13.88 - €17.55	€6.91	€6.81
Exercise price	€0.70	€0.70	€0.70 - €5.95	€8.28 - €9.65	€35.18 - €41.02	€33.98 - €43.42	€35.80- €44.37	€19.71	€17.44
Valuation method	Binomial method
Grant date share fair value	€0.2	€0.7	€0.7 - €4.98	€6.43 - €9.65	€35.18 - €41.02	€33.98 - €44.33	€35.8 - €44.37	€19.71	€17.44
Expected volatility (1)	55.7%	55.2%	53.5%- 55%	50%- 50.2%	39.9%	40.6% - 40.9%	41%- 41.3%	40.7%	37.2%
Discount rate (2)	3.58%	3.44%	2.62% - 3.38%	2.13% - 2.27%	—%- 0.52%	0.1% - 0.66%	0.54% - 0.6%	0.6%	(0.2)%
Performance conditions	No	Yes (A)	No	No	No	No	No	No	No
Fair value per warrant	€0.05	€0.33 - €0.38	€0.40 - €2.58	€2.85 - €4.98	€9.98 - €16.82	€13.89 - €14.55	€13.88 - €17.55	€6.91	€6.81
(1)  Based on similar listed entities.
(2) Based on Obligations Assimilables du Trésor, i.e. French government bonds with a ten-year maturity (“TEC 10 OAT floating-rate bonds”).
(A) All the performance conditions were achieved during the period ended December 31, 2010.

Changes in Number of Non-Employee Warrants

Balance at January 1, 2018	186,276
Granted	125,000
Exercised	—
Forfeited	(19,606)
Balance at December 31, 2018	291,670
Granted	105,680
Exercised	—
Forfeited	(33,583)
Balance at December 31, 2019	363,767
Granted	—
Exercised	(7,250)
Forfeited	(12,742)
Expired	—
Balance at December 31, 2020	343,775

Breakdown of the Closing Balance

Non-employee warrants
Balance at December 31, 2018
Number outstanding	291,670
Weighted-average exercise price	€13.02
Number exercisable	108,780
Weighted-average exercise price	€18.95
Weighted-average remaining contractual life	7.9 years
Balance at December 31, 2019
Number outstanding	363,767
Weighted-average exercise price	€14.83
Number exercisable	156,604
Weighted-average exercise price	€17.52
Weighted-average remaining contractual life	7.6 years
Balance at December 31, 2020
Number outstanding	343,775
Weighted-average exercise price	$15.12
Number exercisable	205,890
Weighted-average exercise price	$17.33
Weighted-average remaining contractual life	6.8 years

Reconciliation with the Consolidated Statements of Income

	Balance for the year ended December 31, 2020				Balance for the year ended December 31, 2019				Balance for the year ended December 31, 2018
	(in thousands)
	R&D	S&O	G&A	Total	R&D	S&O	G&A	Total	R&D	S&O	G&A	Total
RSUs	(9,771)	(9,891)	(6,619)	(26,281)	(9,742)	(17,282)	(11,109)	(38,133)	(20,499)	(27,025)	(12,179)	(59,703)
Share options / BSPCE	—	(398)	(422)	(820)	422	398	(2,300)	(1,480)	(860)	(1,616)	(2,938)	(5,414)
Plan 7	—	—	—	—	—	—	—	—	(2)	(1)	(1)	(4)
Plan 8	—	—	(20)	(20)	131	90	(187)	34	169	(553)	(493)	(877)
Plan 9	—	—	231	231	202	258	(314)	146	(495)	(461)	(902)	(1,858)
Plan 10	—	—	874	874	89	178	(1,454)	(1,187)	(532)	(601)	(1,485)	(2,618)
Plan 11	—	(190)	(118)	(308)	—	(128)	(269)	(397)	—	—	(57)	(57)
Plan 12	—	(208)	(1,389)	(1,597)	—	—	(76)	(76)	—	—	—	—
Total share-based compensation	(9,771)	(10,289)	(7,041)	(27,101)	(9,320)	(16,884)	(13,409)	(39,613)	(21,359)	(28,641)	(15,117)	(65,117)
BSAs	—	—	(1,670)	(1,670)	—	—	(1,386)	(1,386)	—	—	(1,483)	(1,483)
Total equity awards compensation expense	$(9,771)	$(10,289)	$(8,711)	$(28,771)	$(9,320)	$(16,884)	$(14,795)	$(40,999)	$(21,359)	$(28,641)	$(16,600)	$(66,600)

Note 20. Financial expense
The Consolidated Statements of Income line item “Financial income (expense)” can be broken down as follows:

	Year Ended December 31,
	2020	2019	2018
	(in thousands)

Financial income from cash equivalents	$1,117	$1,528	$1,055
Interest and fees	(2,811)	(2,383)	(2,107)
Interest on debt	(2,381)	(1,756)	(1,796)
Fees	(430)	(627)	(311)
Foreign exchange loss	(150)	(4,425)	(3,945)
Other financial expense	(95)	(469)	(87)
Total financial expense	$(1,939)	$(5,749)	$(5,084)

The $1.9 million financial expense for the period ended December 31, 2020 was mainly driven by the financial expense relating to the €140 million drawing from May 2020 to November 2020 as part of our available Revolving Credit Facility (RCF) financing, the up-front fees amortization, the non-utilization costs, partially offset by income from cash & cash equivalent. At December 31, 2020, our exposure to foreign currency risk was centralized at Criteo S.A. and hedged using foreign currency swaps or forward purchases or sales of foreign currencies.
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

Note 21. Income Taxes
Breakdown of Income Taxes
The Consolidated Statements of Income line item “Provision for income taxes” can be broken down as follows:

	Year Ended December 31,
	2020	2019	2018
	(in thousands)
Current income tax	$(28,477)	$(24,078)	$(54,301)
France	(16,379)	(8,410)	(37,223)
International	(12,098)	(15,668)	(17,078)
Net change in deferred taxes	(3,720)	(15,418)	8,157
France	4,548	(14,109)	11,155
International	(8,268)	(1,309)	(2,998)
Provision for income tax	$(32,197)	$(39,496)	$(46,144)

As mentioned in Note 1 (Principles and Accounting Methods), the French Research Tax Credit is not included in the line item “Provision for income taxes” but is deducted from “Research and development expenses” (see Note 18 - Allocation of Personnel Expenses) unlike the U.S. Research Tax Credit for an amount of nil, $5.3 million and $6.4 million and for the year ended December 31, 2020, 2019 and 2018, respectively. French business tax, CVAE, is included in the current tax balance for an amount of $5.1 million, $5.5 million and $5.9 million, for the years ended December 31, 2020 , 2019 and 2018, respectively.

Income before taxes included income from France of $114.4 million, $122.7 million and $130.7 million for the periods ended 2020, 2019 and 2018 respectively. Income (loss) before taxes from countries outside of France totaled $(7.5) million, $12.8 million and $11.3 million for the periods ended December 31, 2020, 2019 and 2018, respectively.

Reconciliation between the Effective and Nominal Tax Expense
The following table shows the reconciliation between the effective and nominal tax expense at the nominal standard French rate of 32.02% (excluding additional contributions):

	Year Ended December 31,
	2020	2019	2018

	(in thousands)

Income before taxes	$106,886	$135,465	$142,023
Theoretical group tax-rates	32.02%	34.43%	34.43%
Nominal tax expense	(34,225)	(46,641)	(48,899)

Increase / decrease in tax expense arising from:
Research tax credit (1)	5,298	10,851	10,211
Net effect of shared-based compensation (2)	(11,604)	(13,432)	(17,674)
BEAT waiver election (3)	(18,640)	(15,962)	—
Other permanent differences (4)	8,979	(7,667)	(11,982)
Non recognition of deferred tax assets related to tax losses and temporary differences (5)	(6,026)	(2,713)	(11,664)
Utilization or recognition of previously unrecognized tax losses (6)	2,511	20,636	4,461
French CVAE included in income taxes	(3,464)	(3,632)	(3,849)
Special tax deductions (7)	13,402	15,946	38,577
Effect of different tax rates	3,963	5,441	(377)
Other differences	7,609	(2,323)	(4,948)
Effective tax expense	$(32,197)	$(39,496)	$(46,144)
Effective tax rate	30.1%	29.2%	32.5%
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

Deferred Tax Assets and Liabilities
The following table shows the changes in the major sources of deferred tax assets and liabilities:

(in thousands)	Year ended December 31, 2018	Change recognized in profit or loss	Change recognized in OCI	Change in consolidation scope	Other	Currency translation adjustments	Year ended December 31, 2019

Net deferred tax assets :
Net operating loss carryforwards	$55,358	$(27,680)	$—	$(330)	$—	$(371)	$26,977
Intangibles	(25,345)	7,214	—	—	—	91	(18,040)
Stock compensation	14,400	(3,515)	—	—	—	—	10,885
Bad debt allowance	3,879	(1,871)	—	—	—	(19)	1,989
Personnel-related accruals	7,317	219	—	—	—	(24)	7,512
Other accruals	3,901	290	—	—	—	(74)	4,117
Projected benefit obligation	1,907	575	473	—	—	(32)	2,923
Financial instruments	(586)	1,014	—	—	—	15	443
Other	5,479	(9,472)	—	—	11,105	84	7,196

Valuation allowance	(43,186)	17,808	(310)	330	—	69	(25,289)

Net Deferred Income Taxes	23,124	(15,418)	163	—	11,105	(261)	18,713

(in thousands)	Year ended December 31, 2019	Change recognized in profit or loss	Change recognized in OCI	Change in consolidation scope	Other	Currency translation adjustments	Year ended December 31, 2020

Net deferred tax assets :
Net operating loss carryforwards	$26,977	$(3,991)	$—	$1,150	$—	$443	$24,579
Intangibles	(18,040)	4,646	—	(34)	—	(527)	(13,955)
Stock compensation	10,885	(4,173)	—	—	—	—	6,712
Bad debt allowance	1,989	3,256	—	(21)	—	(6)	5,218
Personnel-related accruals	7,512	(679)	—	—	—	20	6,853
Other accruals	4,117	888	—	—	—	(86)	4,919
Projected benefit obligation	2,923	205	(1,508)	—	—	164	1,784
Financial instruments	443	(199)	—	—	—	25	269
Other	7,196	8,856	—	63	—	(182)	15,933

Valuation allowance	(25,289)	(12,529)	986	(1,206)	—	305	(37,733)

Net Deferred Income Taxes	18,713	(3,720)	(522)	(48)	—	156	14,579

Amounts recognized in our Consolidated Financial Statements are calculated at the level of each subsidiary within our Consolidated Financial Statements. As at December 31, 2020, 2019 and 2018, the valuation allowance against net deferred income taxes amounted to $37.3 million, $25.3 million and $43.2 million, which related mainly to Criteo Corp. ($13.3 million, $12.8 million and $18.6 million, respectively), Criteo Brazil ($2.8 million, $3.2 million and $3.6 million, respectively), Criteo Ltd ($7.4 million, $7.5 million and $7.2 million, respectively), Criteo China ($3.3 million, $3.3 million and $3.5 million, respectively), Criteo Singapore ($3.3 million, $2.8 million and $2.9 million), Criteo Pty ($2.8 million, $2.6 million and $2.5 million) and Criteo France ($1.0 million, $(7.7) million and $3.9 million, respectively).
In accordance with ASC 740 - Income taxes, no uncertain tax positions were identified as of December 31, 2020.
The Company has various net operating loss carryforwards in the U.S. and China for $4.2 million and $3.3 million, respectively, which begin to expire in 2030 and in 2021, respectively. The Company has net operating loss carryforwards in the United Kingdom of $7.7 million which have no expiration date.
Current tax assets and liabilities
The total amount of current tax assets mainly consists of prepayments of incomes taxes and credits of Criteo SA, Criteo Corp., and Criteo Gmbh. The current tax liabilities mainly refer to the corporate tax payables of Criteo K.K.
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

	Year Ended December 31,
	2020	2019	2018

	(in thousands, except share data)

Net income attributable to shareholders of Criteo S.A.	$71,679	$90,745	$88,644
Weighted average number of shares outstanding (note 16)	60,876,480	64,305,965	66,456,890
Basic earnings per share	$1.18	$1.41	$1.33
Diluted Earnings Per Share
We calculate diluted earnings per share by dividing the net income attributable to shareholders of the Parent by the weighted average number of shares outstanding plus any potentially dilutive shares not yet issued from share-based compensation plans (see note 19). There were no other potentially dilutive instruments outstanding as of December 31, 2020, 2019 and 2018. Consequently all potential dilutive effects from shares are considered.
For each period presented, a contract to issue a certain number of shares (i.e. share option, share warrant, restricted share award or BSPCE contracts) is assessed as potentially dilutive, if it is “in the money” (i.e., the exercise or settlement price is inferior to the average market price).

	Year Ended December 31,
	2020	2019	2018

	(in thousands, except share data)

Net income attributable to shareholders of Criteo S.A.	$71,679	$90,745	$88,644
Weighted average number of shares outstanding of Criteo S.A.	60,876,480	64,305,965	66,456,890
Dilutive effect of :
Restricted share awards	796,609	978,521	786,932
Share options and BSPCE	133,177	279,270	382,512
Share warrants	12,327	34,832	36,570
Weighted average number of shares outstanding used to determine diluted earnings per share	61,818,593	65,598,588	67,662,904
Diluted earnings per share	$1.16	$1.38	$1.31

The weighted average number of securities that were anti-dilutive for diluted EPS for the periods presented but which could potentially dilute EPS in the future are as follows:

	Year Ended December 31,
	2020	2019	2018

Restricted share awards	1,726,506	1,120,439	1,464,145
Share options and BSPCE	70,257	142,380	40,573
Share warrants	—	—	—
Weighted average number of anti-dilutive securities excluded from diluted earnings per share	1,796,763	1,262,819	1,504,718

Note 23. Commitments and contingencies
Purchase Obligations
As of December 31, 2020, we had $6.2 million of other non-cancellable contractual obligations, primarily related to software licenses, maintenance and $0.5 million bandwidth for our servers.

Revolving Credit Facilities, Credit Lines Facilities and Bank Overdrafts
As mentioned in Note 12, we are party to one RCF with a syndicate of banks which allow us to draw up to €350.0 million ($429.4 million).
We are also party to short-term credit lines and overdraft facilities with HSBC plc, BNP Paribas and LCL. We are authorized to draw up to a maximum of €21.5 million ($26.4 million) in the aggregate under the short-term credit lines and overdraft facilities. As of December 31, 2020, we had not drawn on any of these facilities. Any loans or overdraft under these short-term facilities bear interest based on the one month EURIBOR rate or three month EURIBOR rate. As these facilities are exclusively short-term credit and overdraft facilities, our banks have the ability to terminate such facilities on short notice.
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

Note 24. Related Parties
On March 2, 2020, the Group announced that Chief Financial Officer Benoit Fouilland planned to depart from Criteo at the end of the second quarter 2020.
On May 15, 2020, the Group announced the appointment of Dave Anderson as the Company’s Interim Chief Financial Officer for a six-month term in replacement of Benoit Fouilland, effective May 18, 2020. During his engagement, Mr. Anderson was also the Company’s Principal Financial Officer and Principal Accounting Officer. Mr. Fouilland departed Criteo on June 30, 2020.
On August 31, 2020, the Group announced that Jean-Baptiste Rudelle, Criteo's co-founder and former CEO, had stepped down from Criteo's Board of Directors effective August 27, 2020. Mr. Rudelle had previously stepped down from the day to day activities as CEO in November 2019, and as Chairman of the Board in July 2020. Also effective August 27, 2020, CEO Megan Clarken was appointed to the Board of Directors.
On September 3, 2020, the Group announced the appointment of Sarah Glickman as the Company's Chief Financial Officer and Principal Accounting Officer, effective September 8, 2020, replacing Dave Anderson who served as interim Chief Financial Officer for four months.

The Executive Officers as of December 31, 2020 were:

•Megan Clarken - Chief Executive Officer
•Sarah Glickman - Chief Financial Officer and Principal Accounting Officer
•Ryan Damon - General Counsel and Corporate Secretary
Total compensation for the Executive Officers, including social contributions, is summarized in the following table:

	Year Ended December 31,
	2020	2019	2018

	(in thousands)

Short-term benefits (1)	$(3,380)	$(3,830)	$(3,150)
Long-term benefits (2)	(23)	(44)	(47)
Shared-based compensation	(2,103)	(4,605)	(8,016)
Total	$(5,506)	$(8,479)	$(11,213)
(1) wages, bonuses and other compensations
(2) pension defined benefit plan
For the year ended December 31, 2020, 2019 and 2018, there were no material related party transactions.
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

	Americas	EMEA	Asia-Pacific	Total
	(in thousands)

December 31, 2018	$954,073	$839,825	$506,416	$2,300,314
December 31, 2019	952,154	806,197	503,165	2,261,516
December 31, 2020	$894,854	$749,672	$428,091	$2,072,617

Revenue generated in France amounted to $132.7 million, $144.3 million and $153.3 million for the periods ended December 31, 2020, 2019 and 2018, respectively.
Revenue generated in other significant countries where we operate is presented in the following table:

	Year Ended December 31,
	2020	2019	2018
	(in thousands)

Americas
United States	$815,476	$861,099	$848,378
EMEA
Germany	184,183	200,025	203,020
United Kingdom	93,319	88,928	97,849
Asia-Pacific
Japan	$301,183	$342,298	$351,441

Other Information
For each reported period, non-current assets (corresponding to the net book value of tangible and intangible assets) are presented in the table below. The geographical information results from the locations of legal entities.

			Of which			Of which
	Holding	Americas	United States	EMEA	Asia-Pacific	Japan	Singapore	Total
(in thousands)

December 31, 2019	$136,621	$104,389	$100,107	$20,336	$19,701	$9,617	$5,970	$281,047
December 31, 2020	$135,516	$93,389	$93,030	$8,746	$31,598	$20,532	$7,003	$269,249

Note 26. Subsequent Events
On February 5, 2021 Criteo announced that its Board of Directors has authorized a share repurchase program of up to $100 million of the Company’s outstanding American Depositary Shares. The Company intends to use any repurchased shares under this new authorization to satisfy employee equity obligations in lieu of issuing new shares, which would limit future dilution for its shareholders.