Form 10-Q
period 2021-03-31
Criteo S.A.
filed 2021-05-05
CIK 1576427

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended March 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes  ☐      No ☒
          As of May 5, 2021, the registrant had 60,727,589 ordinary shares, nominal value €0.025 per share, outstanding.

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
•our ability to predict and adapt to changes in widely adopted industry platforms and other new technologies, including without limitation the proposed changes to and enhancements of the Chrome browser announced by Google;
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

    You should also refer to Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2020, and to Part II, Item 1A "Risk Factors" of this Form 10-Q, for a discussion of important factors that may cause our actual results to differ materially from those expressed or implied by our forward-looking statements. As a result of these factors, we cannot assure you that the forward-looking statements in this Form 10-Q will prove to be accurate. Furthermore, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified time frame or at all. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.
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

PART I
Item 1. Financial Statements

CRITEO S.A. CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION (UNAUDITED)

	Notes	March 31, 2021	December 31, 2020
		(in thousands)
Assets
Current assets:
Cash and cash equivalents	3	$520,060	$488,011
Trade receivables, net of allowances of $38.7 million and $39.9 million at March 31, 2021 and December 31, 2020, respectively	4	416,910	474,055
Income taxes		12,750	11,092
Other taxes		69,692	69,987
Other current assets	5	22,494	21,405
Marketable securities - current portion	3	17,586	—
Total current assets		1,059,492	1,064,550
Property, plant and equipment, net		168,036	189,505
Intangible assets, net		79,440	79,744
Goodwill		322,821	325,805
Right of use assets - operating lease	7	96,266	114,012
Marketable securities - non current portion	3	28,281	41,809
Non-current financial assets		14,788	18,109
Deferred tax assets		13,511	19,876
Total non-current assets		723,143	788,860
Total assets		$1,782,635	$1,853,410

Liabilities and shareholders' equity
Current liabilities:
Trade payables		$347,209	$367,025
Contingencies	14	1,773	2,250
Income taxes		1,201	2,626
Financial liabilities - current portion	3	2,114	2,889
Operating lease liabilities - current portion	7	44,501	48,388
Other taxes		56,192	58,491
Employee - related payables		71,450	85,272
Other current liabilities	6	32,693	33,390
Total current liabilities		557,133	600,331
Deferred tax liabilities		4,066	5,297
Retirement benefit obligation	8	5,621	6,167
Financial liabilities - non-current portion	3	371	386
Operating lease liabilities - non-current portion	7	61,874	83,007
Other non-current liabilities		9,807	5,535
Total non-current liabilities		81,739	100,392
Total liabilities		638,872	700,723
Commitments and contingencies
Shareholders' equity:
Common shares, €0.025 par value, 66,391,906 and 66,272,106 shares authorized, issued and outstanding at March 31, 2021, and December 31, 2020, respectively.		2,164	2,161
Treasury stock, 5,597,601 and 5,632,536 shares at cost as of March 31, 2021 and December 31, 2020, respectively.		(87,263)	(85,570)
Additional paid-in capital		702,022	693,164
Accumulated other comprehensive loss		(17,825)	16,028
Retained earnings		510,528	491,359
Equity-attributable to shareholders of Criteo S.A.		1,109,626	1,117,142
Non-controlling interests		34,137	35,545
Total equity		1,143,763	1,152,687
Total equity and liabilities		$1,782,635	$1,853,410
The accompanying notes form an integral part of these unaudited condensed consolidated financial statements.

CRITEO S.A.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

		Three Months Ended
	Notes	March 31, 2021	March 31, 2020
		(in thousands, except share per data)

Revenue	9	$541,077	$503,376

Cost of revenue:
Traffic acquisition costs		(327,667)	(297,364)
Other cost of revenue		(34,712)	(33,806)

Gross profit		178,698	172,206

Operating expenses:
Research and development expenses		(31,697)	(37,515)
Sales and operations expenses		(79,354)	(84,974)
General and administrative expenses		(33,428)	(25,915)
Total operating expenses		(144,479)	(148,404)
Income from operations		34,219	23,802
Financial expense	11	(718)	(334)
Income before taxes		33,501	23,468
Provision for income taxes	12	(10,051)	(7,040)
Net income		$23,450	$16,428

Net income available to shareholders of Criteo S.A.		$22,406	$15,459
Net income available to non-controlling interests		$1,044	$969

Weighted average shares outstanding used in computing per share amounts:
Basic	13	$60,741,674	$61,691,001
Diluted	13	$64,077,409	$62,125,582

Net income allocated to shareholders per share:
Basic	13	0.37	0.25
Diluted	13	0.35	0.25
The accompanying notes form an integral part of these unaudited condensed consolidated financial statements.

CRITEO S.A.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended
	March 31, 2021	March 31, 2020
	(in thousands)

Net income	$23,450	$16,428
Foreign currency translation differences, net of taxes	(36,983)	(15,932)
Actuarial (losses) gains on employee benefits, net of taxes	629	1,734
Other comprehensive income (loss)	$(36,354)	$(14,198)
Total comprehensive income (loss)	$(12,904)	$2,230
Attributable to shareholders of Criteo S.A.	$(11,446)	$1,281
Attributable to non-controlling interests	$(1,458)	$949
The accompanying notes form an integral part of these unaudited condensed consolidated financial statements.

CRITEO S.A.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)

	Share capital		Treasury Stock		Additional paid-in capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Equity - attributable to shareholders of Criteo S.A.	Non controlling interest	Total equity
	Common shares		Shares
	(in thousands, except share amounts )
Balance at December 31, 2019	66,197,181	$2,158	(3,903,673)	$(74,900)	$668,389	$(40,105)	$451,725	$1,007,267	$30,721	$1,037,988
Net income	—	—	—	—	—	—	15,459	15,459	969	16,428
Other comprehensive income (loss)	—	—	—	—	—	(14,178)	—	(14,178)	(20)	(14,198)
Issuance of ordinary shares	5,700	—	—	—	39	—	—	39	—	39
Change in treasury stocks	—	—	(629,977)	(4,934)	—	—	(13,305)	(18,239)	—	(18,239)
Share-Based Compensation	—	—	—	—	8,082	—	—	8,082	49	8,131
Other changes in equity	—	—	—	—	—	—	(3,399)	(3,399)	(142)	(3,541)
Balance at March 31, 2020	66,202,881	$2,158	(4,533,650)	$(79,834)	$676,510	$(54,283)	$450,480	$995,031	$31,577	$1,026,608

	Share capital		Treasury Stock		Additional paid-in capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Equity - attributable to shareholders of Criteo S.A.	Non controlling interest	Total equity
	Common shares		Shares
	(in thousands, except share amounts )
Balance at December 31, 2020	66,272,106	$2,161	(5,632,536)	$(85,570)	$693,164	$16,027	$491,359	$1,117,142	$35,545	$1,152,687
Net income	—	—	—	—	—	—	22,406	22,406	1,044	23,450
Other comprehensive income (loss)	—	—	—	—	—	(33,852)	—	(33,852)	(2,502)	(36,354)
Issuance of ordinary shares	119,800	3	—	—	2,148	—	—	2,151	—	2,151
Change in treasury stocks(*)	—	—	34,935	(1,693)	—	—	(3,237)	(4,930)	—	(4,930)
Share-Based Compensation	—	—	—	—	6,710	—	—	6,710	50	6,760
Other changes in equity	—	—	—	—	—	—	—	—	—	—
Balance at March 31, 2021	66,391,906	$2,164	(5,597,601)	$(87,263)	$702,022	$(17,825)	$510,528	$1,109,626	$34,137	$1,143,763
(*) On February 5, 2021, Criteo's Board of Directors authorized a share repurchase program of up to $100.0 million of the Company's outstanding American Depositary Shares. The change in treasury stocks is comprised of 149,960 shares repurchased at an average price of $32.9 offset by 184,895 treasury shares used for RSUs vesting.

The accompanying notes form an integral part of these unaudited condensed consolidated financial statements.

CRITEO S.A.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended
	March 31, 2021	March 31, 2020
	(in thousands)
Net income	$23,450	$16,428
Non-cash and non-operating items	30,017	32,828
- Amortization and provisions	17,225	27,044
- Net gain or loss on disposal of non-current assets	3,945	2,266
- Equity awards compensation expense (1)	7,215	8,502
- Change in deferred taxes	4,998	(2,678)
- Change in income taxes	(3,379)	(2,329)
- Other	13	23
Changes in working capital related to operating activities	23,895	7,487
- (Increase) / Decrease in trade receivables	47,226	99,388
- Increase / (Decrease) in trade payables	(10,640)	(81,679)
- (Increase) / Decrease in other current assets	(5,050)	(10,398)
- Increase/ (Decrease) in other current liabilities	(4,527)	(945)
- Change in operating lease liabilities and right of use assets	(3,114)	1,121
Cash from operating activities	77,362	56,743
Acquisition of intangible assets, property, plant and equipment	(11,953)	(11,258)
Change in accounts payable related to intangible assets, property, plant and equipment	(1,827)	(479)
Change in other non-current financial assets	(3,252)	889
Cash used for investing activities	(17,032)	(10,848)
Repayment of borrowings	(182)	(170)
Proceeds from capital increase	2,074	4
Repurchase of treasury stocks	(4,930)	(18,241)
Change in other financial liabilities	(378)	(354)
Cash used for financing activities	(3,416)	(18,761)
Effect of exchange rates changes on cash and cash equivalents	(24,865)	(9,391)
Net increase in cash and cash equivalents	32,049	17,743
Net cash and cash equivalents at beginning of period	488,011	418,763
Net cash and cash equivalents at end of period	$520,060	$436,506

Supplemental disclosures of cash flow information
Cash paid for taxes, net of refunds	(8,432)	(12,047)
Cash paid for interest	(367)	(349)
(1) Of which $6.8 million and $8.1 million of equity awards compensation expense consisted of share-based compensation expense according to ASC 718 Compensation - stock compensation for the quarter ended March 31, 2021 and 2020, respectively.

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

Note 1. Summary of Significant Accounting Policies

Basis of Presentation

The unaudited condensed consolidated financial statements included herein (the "Unaudited Condensed Consolidated Financial Statements") have been prepared by Criteo S.A. pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on February 26, 2021. The unaudited condensed consolidated financial statements included herein reflect all adjustments (consisting of normal, recurring adjustments) which are, in the opinion of management, necessary to state fairly the results for the interim periods presented. The results of operations for the interim periods presented are not necessarily indicative of the operating results to be expected for any subsequent interim period or for the fiscal year.

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
The severity, magnitude, duration and after-effects of the COVID-19 pandemic on general economic conditions increase uncertainty associated with these estimates, in particular those related to allowance for credit losses, assumptions used in the valuation of goodwill and estimates relating to income taxes.
There have been no changes to our significant accounting policies described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, except for the update to our existing accounting policy described below:

Revenue Recognition

Principal vs Agent:

For certain customer arrangements, related to transactions using our Retail Media Platform, a new self-service solution providing transparency, measurement and control to our brand and retailer customers, we act as agent, because we (i) do not control the advertising inventory before it is transferred to our clients, (ii) do not have inventory risks because we do not purchase the inventory upfront and (iii) have limited discretion in establishing prices as we charge a platform fee based on a percentage of the digital advertising inventory purchased through the use of the platform. Therefore, based on these and other factors, we report the revenue earned and related costs incurred by the Retail Media Platform solution on a net basis.

Accounting Pronouncements Adopted in 2021

Effective January 1, 2021, we have adopted the Financial Accounting Standards Board ("FASB") Accounting Standards Update ("ASU") No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (ASU 2019-12), which simplifies the accounting for income taxes. The adoption of this new standard did not have a material impact on our consolidated financial statements.

Effective January 1, 2021, we have adopted the Financial Accounting Standards Board ("FASB") Accounting Standards Update ("ASU") No. 2018-14, Compensation - Retirement Benefits - Defined Benefit Plans - General. The purpose of this update is to modify disclosure requirements for Defined Benefit Plans. It removes requirements to disclose the amounts in accumulated other comprehensive income expected to be recognized as components of net periodic benefit cost over the next fiscal year among others. It adds disclosure requirements for the items such as an explanation of the reasons for significant gains and losses related to changes in the benefit obligation for the period. The adoption of this new standard did not have a material impact on our consolidated financial statements.

Recent Accounting Pronouncements
Accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s Consolidated Financial Statements upon adoption.

Note 2. Significant Events and Transactions of the Period

Restructuring

On February 1, 2021, the Company announced a plan to restructure its workforce across functions and regions to better align with the Company's evolution. We expect the plan will be completed by the end of 2021. The Company recorded $5.2 million of restructuring charges for severance related to this plan in the period ended March 31, 2021. For the three months ended March 31, 2021, $4.0 million was included in Sales and Operations expenses, $1.1 million was included in General and Administrative expenses and $0.1 million was included in Research and Development expenses.

The following table presents the breakdown of restructuring liability as of March 31, 2021, presented as part of employees related payables on the balance sheet:

(in thousands)
Restructuring liability - January 1, 2021	$510
Restructuring costs	5,152
Amount paid	(84)
Restructuring liability - March 31, 2021	5,578

Note 3. Financial Instruments
Financial assets
The maximum exposure to credit risk at the end of each reported period is represented by the carrying amount of financial assets and summarized in the following table:

	March 31, 2021	December 31, 2020
	(in thousands)
Trade receivables, net of allowances	416,910	474,055
Other taxes	69,692	69,987
Other current assets	22,494	21,405
Non-current financial assets	14,788	18,109
Marketable Securities	45,867	41,809
Total	$569,751	$625,365

For our financial assets, other than trade receivables, net of allowances, the fair value approximates the carrying amount, given the nature of the financial assets and the maturity of the expected cash flows.

Financial Liabilities

	March 31, 2021	December 31, 2020

	(in thousands)
Trade payables	$347,209	$367,025
Other taxes	56,192	58,491
Employee-related payables	71,450	85,272
Other current liabilities	32,693	33,390
Financial liabilities	2,485	3,275
Total	$510,029	$547,453

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

	March 31, 2021	December 31, 2020

	(in thousands)
Derivative Liabilities:
Included in financial liabilities - current portion	$394	$925

The fair value of derivative financial instruments approximates the notional amount, given the nature of the derivative financial instruments and the maturity of the expected cash flows.

Cash and Cash Equivalents
The following table presents for each reporting period, the breakdown of cash and cash equivalents:

	March 31, 2021	December 31, 2020

	(in thousands)
Cash equivalents	$154,885	$162,457
Cash on hand	365,175	325,554
Total cash and cash equivalents	$520,060	$488,011

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
Marketable Securities

The following table presents for each reporting period, the breakdown of the fair value of marketable securities:

	March 31, 2021	December 31, 2020

	(in thousands)
Securities Available-for-sale
Term Deposits	$23,281	$24,538
Securities Held-to-maturity
Term Deposits	$22,586	$17,271
Total	$45,867	$41,809

The gross unrealized gains on our marketable securities were not material as of March 31, 2021.
Term deposits are considered a level 2 financial instrument as they are measured using valuation techniques based on observable market data.
The following table classifies our marketable securities by contractual maturities:

	Held-to-maturity	Available-for-sale
	March 31, 2021

	(in thousands)
Due in one year	$17,586	$—
Due in one to five years	$5,000	$23,281
Total	$22,586	$23,281

Note 4. Trade Receivables
The following table shows the breakdown in trade receivables net book value for the presented periods:

	March 31, 2021	December 31, 2020

	(in thousands)
Trade accounts receivables	$455,604	$513,954
(Less) Allowance for credit losses	(38,694)	(39,899)
Net book value at end of period	$416,910	$474,055
Changes in allowance for credit accounts are summarized below:

	2021	2020

	(in thousands)
Balance at January 1	$(39,899)	$(16,068)
Allowance for credit losses through retained earnings (*)	—	(3,498)
Allowance for credit losses	(2,759)	(6,997)
Reversal of provision	3,306	2,989
Currency translation adjustment	658	490
Balance at March 31	$(38,694)	$(23,084)
(*) On January 1, 2020, we adopted ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost issued by the Financial Accounting Standards Board (FASB). ASU 2016-13 replaces the existing incurred loss impairment model with an expected loss model which requires the use of forward-looking information to calculate credit loss estimates. This results in earlier recognition of credit losses. We adopted ASU 2016-13 effective January 1, 2020 with the cumulative effect of adoption recorded as an adjustment to retained earnings.
We write off accounts receivable balances once the receivables are no longer deemed collectible. During the three month period ended March 31, 2021, and March 31, 2020, the Company recovered $0.5 million, and $0.6 million, respectively, previously written off, and accounted for as a reversal of provision.
As of March 31, 2021 and December 31, 2020 no customer accounted for 10% or more of trade receivables.

Note 5. Other Current Assets
The following table shows the breakdown in other current assets net book value for the presented periods:

	March 31, 2021	December 31, 2020

	(in thousands)
Prepayments to suppliers	$4,362	$5,613
Other debtors	3,725	5,991
Prepaid expenses	14,407	9,801
Net book value at end of period	$22,494	$21,405

Prepaid expenses mainly consist of costs related to SaaS arrangements and office rental advance payments.

Note 6. Other Current Liabilities
Other current liabilities are presented in the following table:

	March 31, 2021	December 31, 2020

	(in thousands)
Clients' prepayments	$11,575	$12,234
Credit notes	15,529	14,433
Accounts payable relating to capital expenditures	2,366	4,721
Other creditors	2,235	1,918
Deferred revenue	988	84
Total	$32,693	$33,390

Note 7. Leases
The components of lease expense are as follows:

	Three Months Ended
	March 31, 2021			March 31, 2020
	Offices	Data Centers	Total	Offices	Data Centers	Total
	(in thousands)
Lease expense	$6,543	$6,398	$12,941	$6,314	$6,536	$12,850
Short term lease expense	76	7	83	286	56	342
Variable lease expense	144	73	217	9	516	525
Sublease income	(188)	—	(188)	(202)	—	(202)
Total operating lease expense	$6,575	$6,478	$13,053	$6,407	$7,108	$13,515

As of March 31, 2021, we have additional operating leases, that have not yet commenced which will result in additional operating lease liabilities and right of use assets:

	Offices	Data Centers
	(in thousands)
Additional operating lease liabilities	$—	$7,893
Additional right of use assets	$—	$7,893
These operating leases will commence during the year ending December 31, 2021.

Note 8. Employee Benefits

Defined Benefit Plans
According to the French law and the Syntec Collective Agreement, French employees are entitled to compensation paid on retirement.
The following table summarizes the changes in the projected benefit obligation:

Projected benefit obligation
(in thousands)
Projected benefit obligation present value at January 1, 2020	$8,485
Service cost	2,232
Interest cost	95
Actuarial losses (gains)	(5,214)
Currency translation adjustment	569
Projected benefit obligation present value at December 31, 2020	$6,167
Service cost	337
Interest cost	13
Actuarial losses (gains)	(629)
Currency translation adjustment	(267)
Projected benefit obligation present value at March 31, 2021	$5,621

The Company does not hold any plan assets for any of the periods presented.
The main assumptions used for the purposes of the actuarial valuations are listed below:

	Three months ended	Year ended
	March 31, 2021	December 31, 2020
Discount rate (Corp AA)	1.25%	0.85%
Expected rate of salary increase	5%	5%
Expected rate of social charges	49% - 50%	49% - 50%
Expected staff turnover	—% - 17.8%	—% - 17.8%
Estimated retirement age	Progressive table	Progressive table
Life table	TH-TF 2000-2002 shifted	TH-TF 2000-2002 shifted

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

	Three Months Ended
	March 31, 2021	March 31, 2020
	(in thousands)
Defined contributions plans included in personnel expenses	$(5,553)	$(3,429)

Note 9. Revenue

Disaggregation of revenue
The following table presents our disaggregated revenues:

	Marketing Solutions	Retail Media	Total
For the three months ended	(in thousands)

March 31, 2021	$483,190	$57,887	$541,077
March 31, 2020	$469,773	$33,603	$503,376

Note 10. Share-Based Compensation
The board of directors has been authorized by the general meeting of the shareholders to grant employee warrants (Bons de Souscription de Parts de Créateur d’Entreprise or "BSPCEs"), share options (Options de Souscription d'Actions or "OSAs"), restricted share units ("RSUs") and non-employee warrants (Bons de Souscription d'Actions or "BSAs").
During the three months ended March 31, 2021, there was one grant of RSUs under the Employee Share Option Plan 13 as defined in Note 19 to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2020.
On February 25, 2021, 96,450 RSUs were granted to Criteo employees subject to continued employment and 235,850 RSUs and 235,848 PSUs were granted to members of the management subject to continued employment.
There have been no changes in the vesting and method of valuation of the BSPCEs, OSAs, RSUs, or BSAs from what was disclosed in Note 19 to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on February 26, 2021.

Change in number of outstanding BSPCE / OSA / RSU / BSA

	OSA/BSPCE	RSU/PSU	BSA	Total
Balance at January 1, 2021	2,102,158	4,954,091	343,775	7,400,024
Granted	—	568,148	—	568,148
Exercised (OSA/BSPCE/BSA)	(101,710)	—	—	(101,710)
Vested (RSU)	—	(181,505)	—	(181,505)
Forfeited	(9,564)	(215,956)	—	(225,520)
Expired	(700)	—	—	(700)
Balance at March 31, 2021	1,990,184	5,124,778	343,775	7,458,737

Breakdown of the Closing Balance

	OSA/BSPCE	RSU	BSA
Number outstanding	1,990,184	5,124,778	343,775
Weighted-average exercise price	€23.33	NA	€15.12
Number vested	1,527,511	—	221,562
Weighted-average exercise price	€26.23	NA	€17.00
Weighted-average remaining contractual life of options outstanding, in years	5.50	NA	6.54

Reconciliation with the Unaudited Consolidated Statements of Income

	Three Months Ended
	March 31, 2021				March 31, 2020
	(in thousands)
	R&D	S&O	G&A	Total	R&D	S&O	G&A	Total
RSUs	$(2,496)	$(1,649)	$(2,288)	$(6,433)	$(2,369)	$(3,619)	$(1,988)	$(7,976)
Share options / BSPCE	—	(105)	(222)	(327)	—	(61)	(94)	(155)
Total share-based compensation	(2,496)	(1,754)	(2,510)	(6,760)	(2,369)	(3,680)	(2,082)	(8,131)
BSAs	—	—	(455)	(455)	—	—	(371)	(371)
Total equity awards compensation expense	$(2,496)	$(1,754)	$(2,965)	$(7,215)	$(2,369)	$(3,680)	$(2,453)	$(8,502)

Note 11. Financial Income and Expenses
The condensed consolidated statements of income line item “Financial income (expense)” can be broken down as follows:

	Three Months Ended
	March 31, 2021	March 31, 2020
	(in thousands)

Financial income from cash equivalents	$128	$382
Interest and fees	(540)	(432)
Interest on debt	(417)	(380)
Fees	(123)	(52)
Foreign exchange gain (loss)	(798)	(1,628)
Other financial expense	492	1,344
Total financial expense	$(718)	$(334)

The $0.7 million and the $0.3 million financial expenses for the three months ended March 31, 2021 and March 31, 2020, respectively, were driven by the up-front fees amortization, the non-utilization costs and the financial expense relating to our available Revolving Credit Facility (RCF) financing and the recognition of a negative impact of foreign exchange reevaluations net of related hedging. At March 31, 2021, our exposure to foreign currency risk was centralized at Criteo S.A. and hedged using foreign currency swaps or forward purchases or sales of foreign currencies.

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
The condensed consolidated statements of income line item “Provision for income taxes” can be broken down as follows:

	Three Months Ended
	March 31, 2021	March 31, 2020
	(in thousands)
Current income tax	$(5,053)	$(9,718)
Net change in deferred taxes	(4,998)	2,678
Provision for income taxes	$(10,051)	$(7,040)

For the three months ended March 31, 2021 and March 31, 2020, we used an annual estimated tax rate of 30% to calculate the provision for income taxes. The effective tax rate was 30% for the three months ended March 31, 2021 and 2020, respectively.
Current tax assets and liabilities
The total amount of current tax assets consists mainly of prepayments of income taxes and credits of Criteo S.A, Criteo Corp., and Criteo GmbH and Criteo K.K.

Note 13. Earnings Per Share
Basic Earnings Per Share
We calculate basic earnings per share by dividing the net income for the period attributable to shareholders of the Parent by the weighted average number of shares outstanding.

	Three Months Ended
	March 31, 2021	March 31, 2020
Net income attributable to shareholders of Criteo S.A.	$22,406	$15,459
Weighted average number of shares outstanding	60,741,674	61,691,001
Basic earnings per share	$0.37	$0.25
Diluted Earnings Per Share
We calculate diluted earnings per share by dividing the net income attributable to shareholders of the Parent by the weighted average number of shares outstanding plus any potentially dilutive shares not yet issued from share-based compensation plans (see Note 10). There were no other potentially dilutive instruments outstanding as of March 31, 2020 and March 31, 2021. Consequently, all potential dilutive effects from shares are considered.
For each period presented, a contract to issue a certain number of shares (i.e. share option, non-employee warrant, employee warrant ("BSPCE")) is assessed as potentially dilutive if it is “in the money” (i.e., the exercise or settlement price is lower than the average market price).

	Three Months Ended
	March 31, 2021	March 31, 2020
Net income attributable to shareholders of Criteo S.A.	$22,406	$15,459
Weighted average number of shares outstanding of Criteo S.A.	60,741,674	61,691,001
Dilutive effect of :
Restricted share awards ("RSUs")	2,972,382	264,309
Share options and BSPCE	296,071	153,786
Share warrants	67,282	16,486
Weighted average number of shares outstanding used to determine diluted earnings per share	64,077,409	62,125,582
Diluted earnings per share	$0.35	$0.25

The weighted average number of securities that were anti-dilutive for diluted EPS for the periods presented but which could potentially dilute EPS in the future are as follows:

	Three Months Ended
	March 31, 2021	March 31, 2020

Restricted share awards	332,300	2,241,223
Share options and BSPCE	—	—
Weighted average number of anti-dilutive securities excluded from diluted earnings per share	332,300	2,241,223

Note 14. Commitments and contingencies
Commitments
Revolving Credit Facilities "RCF", Credit Line Facilities and Bank Overdrafts
We are party to an RCF with a syndicate of banks which allows us to draw up to €350.0 million ($410.4 million).
We are also party to short-term credit lines and overdraft facilities with HSBC plc, BNP Paribas and LCL with an authorization to draw up to a maximum of €21.5 million ($25.2 million) in the aggregate under the short-term credit lines and overdraft facilities. As of March 31, 2021, we had not drawn on any of these facilities. Any loans or overdrafts under these short-term facilities bear interest based on the one month EURIBOR rate or three month EURIBOR rate. As these facilities are exclusively short-term credit and overdraft facilities, our banks have the ability to terminate such facilities on short notice.
Contingencies
Changes in provisions during the presented periods are summarized below:

	Provision for employee-related litigation	Other provisions	Total
	(in thousands)
Balance at January 1, 2021	$1,179	$1,071	$2,250
Increase	265	—	265
Provision used	(247)	—	(247)
Provision released not used*	(400)	—	(400)
Currency translation adjustments	(47)	(48)	(95)
Balance at March 31, 2021	$750	$1,023	$1,773
- of which current	750	1,023	1,773

*Due to changes in management's best estimates of the future outflow
The amount of the provisions represents management’s best estimate of the future outflow.

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

	Americas	EMEA	Asia-Pacific	Total
For the three months ended:	(in thousands)

March 31, 2021	$203,900	$212,096	$125,081	$541,077
March 31, 2020	$191,745	$190,114	$121,517	$503,376
Revenue generated in France amounted to $37.7 million and $32.0 million for the three month ended March 31, 2021 and March 31, 2020, respectively.
Revenue generated in other significant countries where we operate is presented in the following table:

	Three Months Ended
	March 31, 2021	March 31, 2020
	(in thousands)
Americas
United States	$184,084	$173,027
EMEA
Germany	$53,596	$50,618
United Kingdom	$23,292	$20,820
Asia-Pacific
Japan	$84,212	$84,637

Other Information
For each reported period, non-current assets (corresponding to the net book value of tangible and intangible assets, excluding right of use assets related to lease agreements) are presented in the table below. The geographical information includes results from the locations of legal entities.

			Of which			Of which
	Holding	Americas	United States	EMEA	Asia-Pacific	Japan	Total
(in thousands)

March 31, 2021	$123,930	$85,900	$85,408	$8,040	$29,606	$19,580	$247,476
December 31, 2020	$135,516	$93,389	$93,030	$8,746	$31,598	$20,532	$269,249

Note 16. Related Parties
There were no significant related-party transactions during the period nor any change in the nature of the transactions as described in Note 24 to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2020 except as follows:

The Executive Officers as of March 31, 2021 were:

•Megan Clarken - Chief Executive Officer
•Sarah Glickman - Chief Financial Officer and Principal Accounting Officer
•Ryan Damon - General Counsel and Corporate Secretary

Note 17. Subsequent Events
The Company evaluated all subsequent events that occurred after March 31, 2021 through the date of issuance of the unaudited condensed consolidated financial statements and determined there are no significant events that require adjustments or disclosure.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the Securities and Exchange Commission, or "SEC", on February 26, 2021.

Critical Accounting Policies and Estimates

There have been no material changes to our critical accounting policies and estimates from the information provided in Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations," included in our Annual Report filed on Form 10-K for the year ended December 31, 2020.

Recently Issued Pronouncements

See "Recently Issued Accounting Standards" under Note 1, "Summary of Significant Accounting Policies," of the Notes to Unaudited Condensed Consolidated Financial Statements for a discussion of certain accounting standards that have been issued during 2021.

Use of Non-GAAP Financial Measures

This Form 10-Q includes the following financial measures defined as non-GAAP financial measures by the SEC: Revenue ex-TAC, Adjusted EBITDA and Adjusted Net Income. These measures are not calculated in accordance with U.S. GAAP.

Revenue ex-TAC is our revenue excluding traffic acquisition costs ("TAC") generated over the applicable measurement period and Revenue ex-TAC by Region reflects our Revenue ex-TAC by our core geographies. Revenue ex-TAC, Revenue ex-TAC by Region and Revenue ex-TAC margin are key measures used by our management and board of directors to evaluate our operating performance, generate future operating plans and make strategic decisions regarding the allocation of capital. In particular, we believe that the elimination of TAC from revenue can provide a useful measure for period-to-period comparisons of our core business and across our core geographies. Accordingly, we believe that Revenue ex-TAC, Revenue ex-TAC by Region, and Revenue ex-TAC margin provide useful information to investors and the market generally in understanding and evaluating our operating results in the same manner as our management and board of directors.

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

Condensed Consolidated Statements of Income Data (Unaudited):

	Three Months Ended
	March 31, 2021	March 31, 2020
	(in thousands, except share and per share data)

Revenue	$541,077	$503,376

Cost of revenue (2)
Traffic acquisition costs	(327,667)	(297,364)
Other cost of revenue	(34,712)	(33,806)
Gross profit	178,698	172,206

Operating expenses
Research and development expenses (1)	(31,697)	(37,515)
Sales and operations expenses (1)	(79,354)	(84,974)
General and administrative expenses (1)	(33,428)	(25,915)
Total operating expenses	(144,479)	(148,404)
Income from operations	34,219	23,802
Financial expense	(718)	(334)
Income before taxes	33,501	23,468
Provision for income taxes	(10,051)	(7,040)
Net income	$23,450	$16,428
Net income available to shareholders of Criteo S.A.	$22,406	$15,459
Net income available to non-controlling interests	1,044	969

Net income allocated to shareholders per share:
Basic	$0.37	$0.25
Diluted	$0.35	$0.25

Weighted average shares outstanding used in computing per share amounts:
Basic	60,741,674	61,691,001
Diluted	64,077,409	62,125,582
(1) Cost of revenue and operating expenses include equity awards compensation expense, pension service costs, depreciation and amortization expense, restructuring related and transformation costs, acquisition-related costs and deferred price consideration as follows:

Detailed Information on Selected Items (unaudited):

	Three Months Ended
	March 31, 2021	March 31, 2020
	(in thousands)
Equity awards compensation expense
Research and development expenses	$2,496	$2,370
Sales and operations expenses	2,369	3,618
General and administrative expenses	3,017	2,515
Total equity awards compensation expense	$7,882	$8,503

Pension service costs
Research and development expenses	175	269
Sales and operations expenses	53	95
General and administrative expenses	110	174
Total pension service costs (a)	$338	$538

Depreciation and amortization expense
Cost of revenue	15,244	12,771
Research and development expenses (b)	1,753	5,650
Sales and operations expenses (c)	3,954	4,340
General and administrative expenses	903	1,377
Total depreciation and amortization expense	$21,854	$24,138

Restructuring related and transformation costs
Research and development expenses	1,436	995
Sales and operations expenses	7,367	1,021
General and administrative expenses	2,833	193
Total Restructuring related and transformation costs (1)	$11,636	$2,209
(a) Effective January 1, 2012, actuarial gains and losses are recognized in other comprehensive income.
(b) Includes acquisition-related amortization of intangible assets of $0.7 million and $4.7 million for the three months ended March 31, 2021 and 2020, respectively.
(c) Includes acquisition-related amortization of intangible assets of $2.2 million and $2.2 million for the three months ended March 31, 2021 and 2020, respectively.
(1) For the three months ended March 31, 2021, and March 31, 2020, respectively, the Company recognized restructuring-related and transformation charges following its new organizational structure implemented to support its multi-product platform strategy and office right sizing policy:

	Three Months Ended
	March 31, 2021	March 31, 2020
	(in thousands)
(Gain) from forfeitures of share-based compensation awards	(666)	—
Facilities and impairment related costs	6,616	987
Payroll related costs	5,152	1,222
Consulting costs related to transformation	534	—
Total restructuring related and transformation costs	11,636	2,209

For the three months ended March 31, 2021 and March 31, 2020, respectively, the cash outflows related to restructuring related and transformation costs were $6.1 million, and $4.5 million respectively, and were mainly comprised of payroll costs and broker and termination penalties related to facilities and other consulting fees.
Consolidated Statements of Financial Position Data (unaudited):

	March 31, 2021	December 31, 2020

	(in thousands)
Cash and cash equivalents	$520,060	$488,011
Total assets	1,782,635	1,853,410
Trade receivables, net of credit losses	416,910	474,055
Total financial liabilities	2,485	3,275
Total liabilities	638,872	700,723
Total equity	$1,143,763	$1,152,687

Other Financial and Operating Data (unaudited):

	Three Months Ended
	March 31, 2021	March 31, 2020
	(in thousands, except client data)
Number of clients	20,626	20,360
Revenue ex-TAC (3)	$213,410	$206,012
Adjusted Net Income (4)	$43,152	$32,028
Adjusted EBITDA (5)	$75,929	$59,190

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

	Three Months Ended
	March 31, 2021	March 31, 2020

	(in thousands)
Revenue	$541,077	$503,376
Adjustment:
Traffic acquisition costs	(327,667)	(297,364)
Revenue ex-TAC	$213,410	$206,012

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

	Three Months Ended
	March 31, 2021	March 31, 2020
	(in thousands)
Net income	$23,450	$16,428
Adjustments:
Equity awards compensation expense	7,882	8,503
Amortization of acquisition-related intangible assets	2,935	6,848
Restructuring related and transformation costs	11,636	2,209
Tax impact of the above adjustments	(2,751)	(1,960)
Adjusted Net Income	$43,152	$32,028

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

	Three Months Ended
	March 31, 2021	March 31, 2020
	(in thousands)
Net income	$23,450	$16,428
Adjustments:
Financial expense	718	334
Provision for income taxes	10,051	7,040
Equity awards compensation expense	7,882	8,503
Pension service costs	338	538
Depreciation and amortization expense	21,854	24,138
Restructuring related and transformation costs	11,636	2,209
Total net adjustments	52,479	42,762
Adjusted EBITDA	$75,929	$59,190

Results of Operations for the Periods Ended March 31, 2021 and March 31, 2020 (Unaudited)

Revenue breakdown by region
Three months ended March 31, 2021 compared to the three months ended March 31, 2020

	Three Months Ended
	March 31, 2021	March 31, 2020	2021 vs 2020
	(in thousands)
Revenue as reported	$541,077	$503,376	7%
Conversion impact U.S. dollar/other currencies	$(16,747)
Revenue at constant currency (1)	524,330	503,376	4%
Americas
Revenue as reported	203,900	191,745	6%
Conversion impact U.S. dollar/other currencies	$2,306
Revenue at constant currency (1)	206,206	191,745	8%
EMEA
Revenue as reported	212,096	190,114	12%
Conversion impact U.S. dollar/other currencies	$(14,220)
Revenue at constant currency (1)	197,876	190,114	4%
Asia-Pacific
Revenue as reported	125,081	121,517	3%
Conversion impact U.S. dollar/other currencies	$(4,833)
Revenue at constant currency(1)	$120,248	$121,517	(1)%

Revenue breakdown by solution
Three months ended March 31, 2021 compared to the three months ended March 31, 2020

	Three Months Ended
	March 31, 2021	March 31, 2020	2021 vs 2020
	(in thousands)
Revenue as reported	$541,077	$503,376	7%
Conversion impact U.S. dollar/other currencies	$(16,747)
Revenue at constant currency (1)	$524,330	$503,376	4%

Marketing Solutions as reported	$483,190	$469,773	3%
Conversion impact U.S. dollar/other currencies	$(15,653)
Marketing Solutions at constant currency (1)	467,537	469,773	(0.5)%

Retail Media as reported (2)	57,887	33,603	72%
Conversion impact U.S. dollar/other currencies	$(1,094)
Retail Media at constant currency (1)	56,793	33,603	69%

(1) Growth at constant currency excludes the impact of foreign currency fluctuations and is computed by applying the 2020 average exchange rates for the relevant period to 2021 figures. We have included revenue at constant currency in this Form 10-Q because it is a key measure used by our management and board of directors to evaluate operating performance. Management reviews and analyzes business results excluding the effect of foreign currency translation because they believe this better represents our underlying business trends.
(2) Criteo operates as one operating segment. From January 1,2021 we have disaggregated revenues between Marketing Solutions and Retail Media. A strategic building block of Criteo’s Commerce Media Platform, the Retail Media Platform, introduced in June 2020, is a self-service solution providing transparency, measurement and control to brands and retailers. In all arrangements running on this platform, Criteo recognizes revenue on a net basis, whereas revenue from arrangements running on legacy Retail Media solutions are accounted for on a gross basis. Over time, we expect most clients using Criteo’s legacy Retail Media solutions to transition to this platform. As new clients onboard and existing clients transition to the Retail Media Platform, Revenue may decline but Revenue ex-TAC margin will increase. Revenue ex-TAC will not be impacted by this transition.

Revenue for the three months ended March 31, 2021 increased 7% or 4% on a constant currency basis, (as defined in footnote 1 directly above) to $541.1 million, compared to the three months ended March 31, 2020.

The COVID-19 pandemic impacted our business during most of the quarter, with an estimated net negative impact on revenue of approximately $46 million for the three months ended March 31, 2021, or approximately 9 points of year-over-year growth, as some clients decided to temporarily pause or reduce their campaigns with us.

In the quarter, 81% of the year-over-year increase in revenue was driven by the higher contribution from our existing clients while 19% came from new client additions. We added 266 net new clients year-over-year across regions, while revenue from existing clients increased by 8% at constant currency over the period.

The year-over-year increase in revenue on a constant currency basis was 88% attributable to volume-based drivers of our business (increasing number of impressions delivered and clicks delivered on the advertising banners displayed), and 12% attributable to price-based drivers (increasing average price charged to advertisers).

Marketing Solutions revenue increased 3% (or decreased (0.5)% on a constant currency basis) to $483.2 million for the three months ended March 31, 2021, as increased spend from Retail clients, in particular in our retargeting solution, was partially offset by the negative impact from continued lower spend from Travel clients.

Retail Media revenue increased 72% (or 69% on a constant currency basis) to $57.9 million for the three months ended March 31, 2021, driven by strong performance with large retailers across the U.S. and EMEA, supported by continued solid trends in ecommerce shopping sustained through the COVID-19 pandemic.

Our revenue in the Americas region increased 6% (or 8% on a constant currency basis), including 6% in the U.S., to $203.9 million for the three months ended March 31, 2021 compared to the three months ended March 31, 2020, driven by positive Retail trends, in particular with large customers across our retargeting and new solutions, continued strong performance of Retail Media, in particular with CPG brands and existing retailers, partially offset by continued negative impact from COVID-19 on Travel and Classifieds clients.

Our revenue in EMEA increased 12% (or 4% on a constant currency basis) to $212.1 million for the three months ended March 31, 2021 compared to the three months ended March 31, 2020, driven by positive Retail trends, in particular with large customers across our retargeting and new solutions, continued strong performance of Retail Media, partially offset by continued negative impact from COVID-19 on Travel and Classifieds clients.

Our revenue in the Asia-Pacific region increased 3% (or (1)% decrease on a constant currency basis) to $125.1 million for the three months ended March 31, 2021 compared to the three months ended March 31, 2020, as the continued negative impact from the COVID-19 pandemic on Travel and Classifieds more than offset the recovery of Retail accounts in the region.

Additionally, our $541.1 million of revenue for the three months ended March 31, 2021 was positively impacted by $16.7 million of currency fluctuations, particularly as a result of the depreciation of the Turkish Lira, Russian Ruble, the Brazilian real, partially offset by the appreciation of the Euro and the Japanese Yen, compared to the U.S. dollar.

Cost of Revenue
Three months ended March 31, 2021 compared to the three months ended March 31, 2020

	Three Months Ended		% change
	March 31, 2021	March 31, 2020	2021 vs 2020

	(in thousands, except percentages)
Traffic acquisition costs*	$(327,667)	$(297,364)	10%
Other cost of revenue	$(34,712)	$(33,806)	3%
Total Cost of Revenue	$(362,379)	$(331,170)	9%
% of revenue	(67)%	(66)%
Gross profit %	33%	34%
*Traffic acquisition costs breakdown by solution:

	Three Months Ended		% change
	March 31, 2021	March 31, 2020	2021 vs 2020

	(in thousands, except percentages)
Marketing Solutions	$(290,873)	$(273,057)	7%
Retail Media (1)	$(36,794)	$(24,307)	51%
Traffic Acquisition Costs	$(327,667)	$(297,364)	10%
(1) Criteo operates as one operating segment. From January 1,2021 we have disaggregated revenues between Marketing Solutions and Retail Media. A strategic building block of Criteo’s Commerce Media Platform, the Retail Media Platform, introduced in June 2020, is a self-service solution providing transparency, measurement and control to brands and retailers. In all arrangements running on this platform, Criteo recognizes revenue on a net basis, whereas revenue from arrangements running on legacy Retail Media solutions are accounted for on a gross basis. Over time, we expect most clients using Criteo’s legacy Retail Media solutions to transition to this platform. As new clients onboard and existing clients transition to the Retail Media Platform, Revenue may decline but Revenue ex-TAC margin will increase. Revenue ex-TAC will not be impacted by this transition.

Cost of revenue for the three months ended March 31, 2021 increased $31.2 million, or 9%, compared to the three months ended March 31, 2020. This increase was primarily the result of an increase of $30.3 million, or 10% (or 7% on a constant currency basis) in traffic acquisition costs, and an increase of $0.9 million, or 3% (or 2% on a constant currency basis) in other cost of revenue.
The increase in traffic acquisition costs on a constant currency basis related primarily to the 13% increase in the number of impressions we purchased, reflecting our expanding relationships with existing and new publisher partners, in particular through direct connections, to support client demand for advertising campaigns. This increase was partially offset by the (3)% decrease (and (3)% decrease on a constant currency basis) in the average CPM for inventory purchased. This was partly driven by the effectiveness of our Criteo Direct Bidder and direct publisher integrations, which allows us to buy quality inventory directly from large publishers and remove intermediary fees in the process.
Traffic acquisition costs in Marketing Solutions increased by 7%, driven by a 12% increase in the number of impressions we purchased, partially offset by a 5% decrease in the average CPM for inventory purchased.
Traffic acquisition costs in Retail Media increased by 51%, driven by a 53% increase in the number of impressions we purchased, partially offset by a 1% decrease in the average CPM for inventory purchased. As we recognize revenue on a net basis in all arrangements running on the Retail Media platform, we expect our Traffic acquisition costs for Retail Media to decrease over time as our clients are transitioned to the Criteo Retail Media Platform.

The increase in other cost of revenue includes a $1.3 million increase in allocated depreciation and amortization expense following the acquisitions of servers and other equipment used in our data centers offset by a $0.4 million decrease in other costs.
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

	Three Months Ended
Region	March 31, 2021	March 31, 2020	Year over Year Change

Revenue	(amounts in thousands, except percentages)
Americas	$203,900	$191,745	6%
EMEA	212,096	190,114	12%
Asia-Pacific	125,081	121,517	3%
Total	541,077	503,376	7%

Traffic Acquisition Costs
Americas	(127,628)	(120,022)	6%
EMEA	(126,648)	(108,397)	17%
Asia-Pacific	(73,391)	(68,945)	6%
Total	(327,667)	(297,364)	10%

Revenue ex-TAC (1)
Americas	76,272	71,723	6%
EMEA	85,448	81,717	5%
Asia-Pacific	51,690	52,572	(2)%
Total	$213,410	$206,012	4%

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

Constant Currency Reconciliation
Information in this Form 10-Q with respect to results presented on a constant currency basis was calculated by applying the 2020 average exchange rates for the relevant period to 2021 figures. We have included information with respect to our results presented on a constant currency basis because it is a key measure used by our management and board of directors to evaluate operating performance. Management reviews and analyzes business results excluding the effect of foreign currency translation because they believe this better represents our underlying business trends. Below is a table which reconciles the actual results presented in this section with the results presented on a constant currency basis:

	Three Months Ended
	March 31, 2021	March 31, 2020	YoY Change
	(amounts in thousands, except percentages)

Revenue as reported	$541,077	$503,376	7%
Conversion impact U.S. dollar/other currencies	(16,747)
Revenue at constant currency	$524,330	$503,376	4%

Traffic acquisition costs as reported	$(327,667)	$(297,364)	10%
Conversion impact U.S. dollar/other currencies	$10,317
Traffic Acquisition Costs at constant currency	$(317,350)	$(297,364)	7%

Revenue ex-TAC as reported	$213,410	$206,012	4%
Conversion impact U.S. dollar/other currencies	$(6,430)
Revenue ex-TAC at constant currency	$206,980	$206,012	0.5%
Revenue ex-TAC/Revenue as reported	39%	41%

Other cost of revenue as reported	$(34,712)	$(33,806)	3%
Conversion impact U.S. dollar/other currencies	322
Other cost of revenue at constant currency	$(34,390)	$(33,806)	2%

Adjusted EBITDA as reported	$75,929	$59,190	28%
Conversion impact U.S. dollar/other currencies	(4,591)
Adjusted EBITDA at constant currency	$71,338	$59,190	21%

Research and Development Expenses
Three months ended March 31, 2021 compared to the three months ended March 31, 2020

	Three Months Ended		% change
	March 31, 2021	March 31, 2020	2021 vs 2020

	(in thousands, except percentages)
Research and development expenses	$(31,697)	$(37,515)	(16)%
% of revenue	(6)%	(7)%

Research and development expenses for the three months ended March 31, 2021, decreased $(5.8) million or (16)%, compared to the three months ended March 31, 2020. This decrease mainly relates to a decrease in headcount-related costs, and a decrease in depreciation and amortization following the full depreciation of Manage technology in 2020.

Sales and Operations Expenses
Three months ended March 31, 2021 compared to the three months ended March 31, 2020

	Three Months Ended		% change
	March 31, 2021	March 31, 2020	2021 vs 2020

	(in thousands, except percentages)
Sales and operations expenses	$(79,354)	$(84,974)	(7)%
% of revenue	(15)%	(17)%

Sales and operations expenses for the three months ended March 31, 2021, decreased $(5.6) million or (7)%, compared to the three months ended March 31, 2020. This decrease is mainly driven by lower bad debt expense, a reduction in headcount-related costs and a lower share-based compensation expense, partially offset by an increase in facilities costs due to early termination of a lease agreement as part of the right-sizing of our real estate footprint.

General and Administrative Expenses
Three months ended March 31, 2021 compared to the three months ended March 31, 2020

	Three Months Ended		% change
	March 31, 2021	March 31, 2020	2021 vs 2020

	(in thousands, except percentages)
General and administrative expenses	$(33,428)	$(25,915)	29%
% of revenue	(6)%	(5)%
General and administrative expenses for the three months ended March 31, 2021 increased $7.5 million or 29%, compared to the three months ended March 31, 2020. This increase is mainly related to an increase in third-party services as part of our on-going transformation program, a favorable one-time accounting impact in Q1 2020 which lowered the comparable basis, as well as the negative impact of our growing stock price on social charges related to people costs.

Financial Expense
Three months ended March 31, 2021 compared to the three months ended March 31, 2020

	Three Months Ended		% change
	March 31, 2021	March 31, 2020	2021 vs 2020

	(in thousands, except percentages)
Financial expense	$(718)	$(334)	NM
% of revenue	(0.1)%	(0.1)%

Financial expense for the three months ended March 31, 2021, respectively, increased by $(0.4) million, compared to the three months ended March 31, 2020. The $0.7 million financial expense for the three months ended March 31, 2021 was driven by the up-front fees amortization, the non-utilization costs and the financial expense relating to our available Revolving Credit Facility (RCF) financing and the recognition of a negative impact of foreign exchange reevaluations net of related hedging. At March 31, 2021, our exposure to foreign currency risk was centralized at Criteo S.A. and hedged using foreign currency swaps or forward purchases or sales of foreign currencies.

Provision for Income Taxes
Three months ended March 31, 2021 compared to the three months ended March 31, 2020

	Three Months Ended		% change
	March 31, 2021	March 31, 2020	2021 vs 2020

	(in thousands, except percentages)
Provision for income taxes	$(10,051)	$(7,040)	43%
% of revenue	(2)%	(1)%
Effective tax rate	30%	30%

For the three ended months March 31, 2021 and March 31, 2020, respectively, we used an annual estimated tax rate of 30% to calculate the provision for income taxes. The effective tax rate was 30% for both the three months ended March 31, 2021 and March 31, 2020.

Net Income
Three months ended March 31, 2021 compared to the three months ended March 31, 2020

	Three Months Ended		% change
	March 31, 2021	March 31, 2020	2021 vs 2020

	(in thousands, except percentages)
Net income	$23,450	16,428	43%
% of revenue	4%	3%
Net income for the three months ended March 31, 2021, increased $7.0 million, or 43%, compared to the three months ended March 31, 2020. This increase was the result of the factors discussed above, in particular, a $10.4 million increase in income from operations partially offset by a $(0.4) million increase in financial expense and a $(3.0) million increase in provision for income taxes compared to the three months ended March 31, 2020.

Liquidity and Capital Resources
Our principal sources of liquidity are our cash and cash equivalents and cash generated from operating activities. We have never declared or paid any cash dividends on our ordinary shares. We do not anticipate paying cash dividends on our equity securities in the foreseeable future. In 2018, we completed an $80 million share repurchase program. In July 2019, the Board of Directors authorized a new share repurchase program of up to $80 million of the Company’s outstanding American Depositary Shares, which we completed in February 2020. In April 2020, the Board of Directors authorized a new share repurchase program of up to $30 million of the Company's outstanding American Depositary Shares, which we completed in July 2020. In February 2021, the Board of Directors approved a new, long-term share repurchase program of up $100 million of the Company's outstanding American Depositary Shares, for which the duration is estimated to be until February, 2023. Other than these repurchase programs, we intend to retain all available funds from any future earnings to fund our growth. As discussed in Note 14 to the unaudited condensed consolidated financial statements in Item 1 to this Form 10-Q, we are party to several loan agreements and revolving credit facilities with third-party financial institutions.
Our cash and cash equivalents are invested primarily in demand deposit accounts that are currently providing only a minimal return. Our cash and cash equivalents at March 31, 2021 were held for working capital and general corporate purposes, which could include acquisitions, and amounted to $520.1 million as of March 31, 2021. The $32.0 million increase in cash and cash equivalents compared with December 31, 2020 primarily resulted from $77.4 million in cash from operating activities, partially offset by $(17.0) million in cash used for investing activities and $(3.4) million in cash used for financing activities over the period. The cash used for financing activities is mainly related to $(4.9) million cash used for the share repurchase programs. In addition, the increase in cash includes a $(24.9) million negative impact of changes in foreign exchange rates on our cash position over the period. We do not enter into investments for trading or speculative purposes. Our policy is to invest any cash in excess of our immediate requirements in investments designed to preserve the principal balance and provide liquidity. Accordingly, our cash and cash equivalents are invested primarily in demand deposit accounts that are currently providing only a minimal return.
Furthermore, the Company has immediate access to an additional €350 million from the Revolving Credit Facility, which, combined with its cash position, marketable securities and treasury shares as of March 31, 2021, provides total liquidity in excess of $1.0 billion. Overall, we believe that our current financial liquidity, combined with our expected cash-flow generation in 2021, enables financial flexibility.
Operating and Capital Expenditure Requirements
For the three months ended March 31, 2021 and 2020, our capital expenditures were $13.8 million and $11.7 million, respectively. During the three months ended March 31, 2021, these capital expenditures were primarily related to the acquisition of data center and server equipment, and IT systems. We expect our capital expenditures to remain at, or slightly above, 3% of revenue for 2021, as we plan to continue to build and maintain additional data center equipment capacity in all regions and significantly increase our redundancy capacity to strengthen our infrastructure.
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
Historical Cash Flows
The following table sets forth our cash flows for the three month period ended March 31, 2021 and 2020:

	Three Months Ended
	March 31, 2021	March 31, 2020

	(in thousands)
Cash from operating activities	$77,362	$56,743
Cash used for investing activities	$(17,032)	$(10,848)
Cash used for financing activities	$(3,416)	$(18,761)
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
For the three months ended March 31, 2021, net cash provided by operating activities was $77.4 million and consisted of net income of $23.5 million, $30.0 million in adjustments for certain non-cash and non-operating items and changes in working capital of $23.9 million. Adjustments for certain non-operating items primarily consisted of depreciation and amortization expense of $17.2 million, equity awards compensation expense of $7.2 million, $3.9 million on disposal of non-current assets and $5.0 million changes in deferred tax assets, partially offset by a $3.4 million change in income taxes. The $23.9 million increase in cash from changes in working capital primarily consisted of a $47.2 million decrease in trade receivables, partially offset by a $5.1 million increase in other current assets including prepaid expenses and VAT receivables, a $3.1 million change in lease liabilities and right of use assets, a $10.6 million decrease in trade payables, and a $4.5 million decrease in other current liabilities such as payroll and payroll related expenses and value-added tax ("VAT") payables.
Investing Activities
Our investing activities to date have consisted primarily of purchases of servers and other data-center equipment. For the three months ended March 31, 2021, net cash used for investing activities was $17.0 million and primarily consisted of $13.8 million in capital expenditures, mainly comprised of purchases of servers and other data-center equipment and capitalized costs, and a $3.3 million change in other non-current financial assets.
Financing Activities
For the three months ended March 31, 2021, net cash used for financing activities was $3.4 million, resulting mainly from a $4.9 million payment for our share repurchase program, $0.4 million change in other financial liabilities and a $0.2 million repayment of borrowings partially offset by $2.1 million of proceeds from capital increase.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Market Risk

We are mainly exposed to foreign currency exchange rate fluctuations. There have been no material changes to our exposure to market risk during the three months ended March 31, 2021.

For a description of our foreign exchange risk, please see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - B. Liquidity and Capital Resources" in our Annual Report on Form 10-K for the year ended December 31, 2020.
A 10% increase or decrease of the Pound Sterling, the Euro, the Japanese yen or the Brazilian real against the U.S. dollar would have impacted the Condensed Consolidated Statements of Income as follows:

	Three Months Ended
	March 31, 2021		March 31, 2020

	(in thousands)
GBP/USD	+10%	-10%	+10%	-10%
Net income impact	$(14)	$14	$(34)	$34

	Three Months Ended
	March 31, 2021		March 31, 2020

	(in thousands)
BRL/USD	+10%	-10%	+10%	-10%
Net income impact	$44	$(44)	$(4)	$4

	Three Months Ended
	March 31, 2021		March 31, 2020

	(in thousands)
JPY/USD	+10%	-10%	+10%	-10%
Net income impact	$203	$(203)	$194	$(194)

	Three Months Ended
	March 31, 2021		March 31, 2020

	(in thousands)
EUR/USD	+10%	-10%	+10%	-10%
Net income impact	$3,033	$(3,033)	$3,195	$(3,195)

Credit Risk and Trade receivables
For a description of our credit risk and trade receivables, please see "Note 3. Financial instruments" and "Note 4. Trade Receivables" in the Notes to the Consolidated Financial Statements.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Based on their evaluation as of March 31, 2021, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective to provide reasonable assurance that (i) the information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and (ii) such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Item 1A. Risk Factors.

You should carefully consider the risks described under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020. These risks and uncertainties are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, also may become important factors that affect us. If any such risks materialize, our business, financial condition and results of operations could be materially harmed and the trading price of our American Depositary Shares could decline. These risks are not exclusive and additional risks and uncertainties that we are unaware of, or that we currently believe are not material, also may become important factors that affect us. There have been no material changes to the Risk Factors described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Purchases of Equity Securities by the issuer and Affiliated Purchasers
The following table provides certain information with respect to our purchases of our ADSs during the first fiscal quarter of 2021:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs(1)
January 1 to 31, 2021	—	$—	—	$—
February 1 to 28, 2021	—	—	—	$—
March 1 to 31, 2021	149,960	$32.87	149,960	$95,069,508
Total	149,960	$32.87	149,960	—
(1) On February 5, 2021, Criteo's Board of Directors authorized a share repurchase program of up to $100.0 million of the Company's outstanding American Depositary Shares. The Company intends to use repurchased shares to satisfy employee equity plan vesting in lieu of issuing new shares, and potentially in connection with M&A transactions. The repurchase program commenced in March 2021 and will be concluded in March 2023.
(2) Average price paid per share excludes any broker commissions paid.

Item 6. Exhibits.
Exhibit Index

Incorporated by Reference
Exhibit	Description	Schedule/ Form	File Number	Exhibit	File Date
10.1#	Amendment to Offer Letter between Criteo Corp. and Sarah Glickman dated August 27, 2020
31.1#	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended
31.2#	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended
32.1*	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File, formatted in Inline XBRL and contained in Exhibit 101.

#    Filed herewith.
*    Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CRITEO S.A.
(Registrant)

	By:	/s/ Sarah Glickman
Date: May 5, 2021	Name:	Sarah Glickman
	Title:	Chief Financial Officer
(Principal financial officer and duly authorized signatory)