Form 10-Q
period 2021-06-30
Criteo S.A.
filed 2021-08-04
CIK 1576427

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended June 30, 2021
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes  ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,”“accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☒	Accelerated Filer	☐
Non-accelerated Filer	☐	Smaller reporting company	☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes  ☐      No ☒
          As of July 30, 2021, the registrant had 61,005,559 ordinary shares, nominal value €0.025 per share, outstanding.

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
Special Note Regarding Forward-Looking Statements
    This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are based on our management’s beliefs and assumptions and on information currently available to our management. All statements other than present and historical facts and conditions contained in this Form 10-Q, including statements regarding our future results of operations and financial position, business strategy, plans and objectives for future operations, are forward-looking statements. When used in this Form 10-Q, the words “anticipate,” “believe,” “can,” “could,” “estimate,” “expect,” “intend,” “is designed to,” “may,” “might,” “plan,” “potential,” “predict,” “objective,” “should,” or the negative of these and similar expressions identify forward-looking statements. Forward-looking statements include, but are not limited to, statements about:
•the ongoing effect of the novel coronavirus pandemic ("COVID-19"), including its macroeconomic effects, on our business, operations, and financial results, and the effect of governmental lockdowns, restrictions and new regulations on our operations and processes;
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

PART I
Item 1. Financial Statements
CRITEO S.A. CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION (UNAUDITED)

	Notes	June 30, 2021	December 31, 2020
		(in thousands)
Assets
Current assets:
Cash and cash equivalents	3	$489,521	$488,011
Trade receivables, net of allowances of $42.6 million and $39.9 million at June 30, 2021 and December 31, 2020, respectively	4	438,703	474,055
Income taxes		13,055	11,092
Other taxes		71,866	69,987
Other current assets	5	21,841	21,405
Marketable securities - current portion	3	53,471	—
Total current assets		1,088,457	1,064,550
Property, plant and equipment, net		161,971	189,505
Intangible assets, net		88,558	79,744
Goodwill		332,295	325,805
Right of use assets - operating lease	7	130,104	114,012
Marketable securities - non current portion	3	10,000	41,809
Non-current financial assets		14,766	18,109
Deferred tax assets		16,291	19,876
Total non-current assets		753,985	788,860
Total assets		$1,842,442	$1,853,410

Liabilities and shareholders' equity
Current liabilities:
Trade payables	3	$341,047	$367,025
Contingencies	14	1,945	2,250
Income taxes		3,105	2,626
Financial liabilities - current portion	3	3,219	2,889
Lease liability - operating - current portion	7	37,243	48,388
Other taxes		54,697	58,491
Employee - related payables		74,491	85,272
Other current liabilities	6	40,988	33,390
Total current liabilities		556,735	600,331
Deferred tax liabilities		4,176	5,297
Defined benefit plans	8	6,014	6,167
Financial liabilities - non-current portion	3	375	386
Lease liability - operating - non-current portion	7	103,888	83,007
Other non-current liabilities		13,185	5,535
Total non-current liabilities		127,638	100,392
Total liabilities		684,373	700,723
Commitments and contingencies
Shareholders' equity:
Common shares, €0.025 par value, 66,697,360 and 66,272,106 shares authorized, issued and outstanding at June 30, 2021, and December 31, 2020, respectively.		2,173	2,161
Treasury stock, 6,080,008 and 5,632,536 shares at cost as of June 30, 2021 and December 31, 2020, respectively.		(111,823)	(85,570)
Additional paid-in capital		720,762	693,164
Accumulated other comprehensive income (loss)		(7,438)	16,028
Retained earnings		519,893	491,359
Equity-attributable to shareholders of Criteo S.A.		1,123,567	1,117,142
Non-controlling interests		34,502	35,545
Total equity		1,158,069	1,152,687
Total equity and liabilities		$1,842,442	$1,853,410
The accompanying notes form an integral part of these unaudited condensed consolidated financial statements.

CRITEO S.A.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

		Three Months Ended		Six Months Ended
	Notes	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
		(in thousands, except share per data)

Revenue	9	$551,311	$437,614	$1,092,388	$940,990

Cost of revenue:
Traffic acquisition costs		(331,078)	(257,698)	(658,745)	(555,062)
Other cost of revenue		(37,364)	(33,914)	(72,076)	(67,720)

Gross profit		182,869	146,002	361,567	318,208

Operating expenses:
Research and development expenses		(41,915)	(31,247)	(73,612)	(68,762)
Sales and operations expenses		(80,751)	(75,781)	(160,105)	(160,755)
General and administrative expenses		(40,474)	(29,185)	(73,902)	(55,100)
Total operating expenses		(163,140)	(136,213)	(307,619)	(284,617)
Income from operations		19,729	9,789	53,948	33,591
Financial expense	11	(519)	(1,003)	(1,237)	(1,337)
Income before taxes		19,210	8,786	52,711	32,254
Provision for income taxes	12	(4,181)	(2,636)	(14,232)	(9,676)
Net income		$15,029	$6,150	$38,479	$22,578

Net income available to shareholders of Criteo S.A.		$14,804	$5,716	$37,210	$21,175
Net income available to non-controlling interests		$225	$434	$1,269	$1,403

Weighted average shares outstanding used in computing per share amounts:
Basic	13	$60,663,301	$61,415,467	$60,702,780	$61,553,875
Diluted	13	$64,665,212	$61,790,135	$64,371,603	$61,958,499

Net income allocated to shareholders per share:
Basic	13	0.24	0.09	0.61	0.34
Diluted	13	0.23	0.09	0.58	0.34
The accompanying notes form an integral part of these unaudited condensed consolidated financial statements.

CRITEO S.A.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
	(in thousands)

Net income	$15,029	$6,150	$38,479	$22,578
Foreign currency translation differences, net of taxes	10,443	11,584	(26,540)	(4,348)
Actuarial (losses) gains on employee benefits, net of taxes	29	(1,357)	658	377
Other comprehensive income (loss)	$10,472	$10,227	$(25,882)	$(3,971)
Total comprehensive income	$25,501	$16,377	$12,597	$18,607
Attributable to shareholders of Criteo S.A.	$25,191	$15,702	$13,745	$16,983
Attributable to non-controlling interests	$310	$675	$(1,148)	$1,624
The accompanying notes form an integral part of these unaudited condensed consolidated financial statements.

CRITEO S.A.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)

	Share capital		Treasury Stock		Additional paid-in capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Equity - attributable to shareholders of Criteo S.A.	Non controlling interest	Total equity
	Common shares		Shares
	(in thousands, except share amounts )
Balance at December 31, 2019	66,197,181	$2,158	(3,903,673)	$(74,900)	$668,389	$(40,105)	$451,725	$1,007,267	$30,721	$1,037,988
Net income	—	—	—	—	—	—	15,459	15,459	969	16,428
Other comprehensive income (loss)	—	—	—	—	—	(14,178)	—	(14,178)	(20)	(14,198)
Issuance of ordinary shares	5,700	—	—	—	39	—	—	39	—	39
Change in treasury stocks	—	—	(629,977)	(4,934)	—	—	(13,305)	(18,239)	—	(18,239)
Share-Based Compensation	—	—	—	—	8,082	—	—	8,082	49	8,131
Other changes in equity	—	—	—	—	—	—	(3,399)	(3,399)	(142)	(3,541)
Balance at March 31, 2020	66,202,881	$2,158	(4,533,650)	$(79,834)	$676,510	$(54,283)	$450,480	$995,031	$31,577	$1,026,608
Net income	—	—	—	—	—	—	5,716	5,716	434	6,150
Other comprehensive income (loss)	—	—	—	—	—	9,986	—	9,986	241	10,227
Issuance of ordinary shares	2,000	—	—	—	13	—	—	13	—	13
Change in treasury stocks	—	—	(1,055,758)	(10,880)	—	—	(3,981)	(14,861)	—	(14,861)
Share-Based Compensation	—	—	—	—	6,765	—	—	6,765	39	6,804
Other changes in equity	—	—	—	—	—	—	32	32	24	56
Balance at June 30, 2020	66,204,881	$2,158	(5,589,408)	$(90,714)	$683,288	$(44,297)	$452,247	$1,002,682	$32,315	$1,034,997

	Share capital		Treasury Stock		Additional paid-in capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Equity - attributable to shareholders of Criteo S.A.	Non controlling interest	Total equity
	Common shares		Shares
	(in thousands, except share amounts )
Balance at December 31, 2020	66,272,106	$2,161	(5,632,536)	$(85,570)	$693,164	$16,027	$491,359	$1,117,142	$35,545	$1,152,687
Net income	—	—	—	—	—	—	22,406	22,406	1,044	23,450
Other comprehensive income (loss)	—	—	—	—	—	(33,852)	—	(33,852)	(2,502)	(36,354)
Issuance of ordinary shares	119,800	3	—	—	2,148	—	—	2,151	—	2,151
Change in treasury stocks(*)	—	—	34,935	(1,693)	—	—	(3,237)	(4,930)	—	(4,930)
Share-Based Compensation	—	—	—	—	6,710	—	—	6,710	50	6,760
Other changes in equity	—	—	—	—	—	—	—	—	—	—
Balance at March 31, 2021	66,391,906	$2,164	(5,597,601)	$(87,263)	$702,022	$(17,825)	$510,528	$1,109,626	$34,137	$1,143,763
Net income	—	—	—	—	—	—	14,804	14,804	225	15,029
Other comprehensive income (loss)	—	—	—	—	—	10,387	—	10,387	85	10,472
Issuance of ordinary shares	305,454	9	—	—	7,568	—	—	7,577	—	7,577
Change in treasury stocks	—	—	(482,407)	(24,560)	—	—	(5,439)	(29,999)	—	(29,999)
Share-Based Compensation	—	—	—	—	11,172	—	—	11,172	55	11,227
Other changes in equity	—	—	—	—	—	—	—	—	—	—
Balance at June 30, 2021	66,697,360	$2,173	(6,080,008)	$(111,823)	$720,762	$(7,438)	$519,893	$1,123,567	$34,502	$1,158,069
(*) On February 5, 2021, Criteo's Board of Directors authorized a share repurchase program of up to $100.0 million of the Company's outstanding American Depositary Shares. The change in treasury stocks is comprised of 943,492 shares repurchased at an average price of $37.3 offset by 496,020 treasury shares used for RSUs vesting.
The accompanying notes form an integral part of these unaudited condensed consolidated financial statements.

CRITEO S.A.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended
	June 30, 2021	June 30, 2020
	(in thousands)
Net income	$38,479	$22,578
Non-cash and non-operating items	65,905	65,911
- Amortization and provisions	42,386	54,951
- Net gain or loss on disposal of non-current assets	3,959	2,143
- Equity awards compensation expense (1)	18,885	15,662
- Change in deferred taxes	2,305	(7,617)
- Change in income taxes	(1,655)	727
- Other	25	45
Changes in working capital related to operating activities	(662)	1,631
- (Increase) / Decrease in trade receivables	26,195	126,706
- Increase / (Decrease) in trade payables	(19,906)	(103,797)
- (Increase) / Decrease in other current assets	(5,187)	5,050
- Increase/ (Decrease) in other current liabilities	(1,069)	(26,448)
- Change in operating lease liabilities and right of use assets	(695)	120
Cash from operating activities	103,722	90,120
Acquisition of intangible assets, property, plant and equipment	(27,616)	(40,729)
Change in accounts payable related to intangible assets, property, plant and equipment	708	10,460
(Payment for) Disposal of a business, net of cash acquired (disposed)	(9,598)	—
Change in other non-current financial assets	(20,308)	(20,349)
Cash used for investing activities	(56,814)	(50,618)
Proceeds from borrowings under line-of-credit agreement	—	154,310
Repayment of borrowings	(1,272)	(169)
Proceeds from exercise of stock options	9,575	(16)
Repurchase of treasury stocks	(34,929)	(33,101)
Change in other financial liabilities	(748)	(927)
Cash (used for) from financing activities	(27,374)	120,097
Effect of exchange rates changes on cash and cash equivalents	(18,024)	(181)
Net increase (decrease) in cash and cash equivalents	1,510	159,418
Net cash and cash equivalents at beginning of period	488,011	418,763
Net cash and cash equivalents at end of period	$489,521	$578,181

Supplemental disclosures of cash flow information
Cash paid for taxes, net of refunds	(13,582)	(16,566)
Cash paid for interest	(736)	(666)
(1) Of which $11.2 million and $6.8 million of equity awards compensation expense consisted of share-based compensation expense according to ASC 718 Compensation - stock compensation for the quarter ended June 30, 2021 and 2020, respectively, and $18.0 million and $14.9 million for the six months ended June 30, 2021 and 2020, respectively.

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
We are a global technology company that enables marketers and media owners to drive better commerce outcomes through the world’s leading Commerce Media Platform. We bring richer experiences to every consumer by supporting a fair and open internet that enables discovery, innovation, and choice — powered by trusted and impactful advertising from the world’s marketers and media owners.

We are leading the way of commerce media—a new approach to advertising that combines commerce data and machine learning to target consumers throughout their shopping journey and help marketers and media owners drive commerce outcomes (sales, leads, advertising revenue).

We help marketers and media owners activate 1st-party, privacy-safe data and drive better commerce outcomes through our Commerce Media Platform, a suite of products:
•that offer marketers (brands, retailers, and agencies) the ability to activate and measure their advertising campaigns
•that offer media owners (publishers and retailers) the ability to sell their advertising and promotions inventory
•sitting on top of a dataset and technology that power our entire offering.

In these notes, Criteo S.A. is referred to as the "Parent" company and together with its subsidiaries, collectively, as "Criteo," the "Company," the "Group," or "we".

Note 1. Summary of Significant Accounting Policies

Basis of Presentation

The unaudited condensed consolidated financial statements included herein (the "Unaudited Condensed Consolidated Financial Statements") have been prepared by Criteo pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on February 26, 2021. The unaudited condensed consolidated financial statements included herein reflect all adjustments (consisting of normal, recurring adjustments) which are, in the opinion of management, necessary to state fairly the results for the interim periods presented. The results of operations for the interim periods presented are not necessarily indicative of the operating results to be expected for any subsequent interim period or for the fiscal year.

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

Note 2. Significant Events and Transactions of the Period

Restructuring

On February 1, 2021, the Company announced a plan to restructure its workforce across functions and regions to better align with the Company's evolution. We expect the plan will be completed by the end of 2021. The Company recorded $5.0 million of restructuring charges for severance related to this plan in the period ended June 30, 2021. For the six months ended June 30, 2021, $3.5 million was included in Sales and Operations expenses, $1.3 million was included in General and Administrative expenses and $0.1 million was included in Research and Development expenses.

The following table presents the breakdown of restructuring liability as of June 30, 2021, presented as part of employees related payables on the balance sheet:

(in thousands)
Restructuring liability - January 1, 2021	$510
Restructuring costs	4,971
Amount paid	(3,087)
Restructuring liability - June 30, 2021	2,394

Acquisition of Doobe In Site Inc. ("Mabaya")
On May 18, 2021, we completed the acquisition of all of the outstanding shares of Doobe In Site Inc. ("Mabaya"), a leading retail media technology company that powers sponsored products and retail media monetization for major ecommerce marketplaces globally. The total consideration paid was $9.9 million for the acquisition of shares. The acquisition was financed by available cash resources. The transaction has been accounted for as a business combination under the acquisition method of accounting. The purchase price allocation is in progress. A preliminary valuation of the fair value of Mabaya's assets acquired and liabilities assumed has been performed as of June 30, 2021, resulting in the identification of technology of $8.0 million, a $5.1 million employee related payable and a $2.5 million liability relating to a redemption fee payable to a governmental agency. Provisional goodwill amounted to $8.5 million, subject to post-closing purchase price adjustments. Once this valuation analysis is finalized, the estimate of the fair value of the assets acquired and liabilities assumed may be adjusted. The Company will finalize these amounts no later than one year from the acquisition date. In addition, acquisition costs amounting to $0.4 million were fully expensed as incurred.

Note 3. Financial Instruments
Financial assets
The maximum exposure to credit risk at the end of each reported period is represented by the carrying amount of financial assets and summarized in the following table:

	June 30, 2021	December 31, 2020
	(in thousands)
Trade receivables, net of allowances	438,703	474,055
Other taxes	71,866	69,987
Other current assets	21,841	21,405
Non-current financial assets	14,766	18,109
Marketable Securities	63,471	41,809
Total	$610,647	$625,365

For our financial assets, other than trade receivables, net of allowances, the fair value approximates the carrying amount, given the nature of the financial assets and the maturity of the expected cash flows.

Financial Liabilities

	June 30, 2021	December 31, 2020
	(in thousands)
Trade payables	$341,047	$367,025
Other taxes	54,697	58,491
Employee-related payables	74,491	85,272
Other current liabilities	40,988	33,390
Financial liabilities	3,594	3,275
Total	$514,817	$547,453

The fair value of financial liabilities approximates the carrying amount, given the nature of the financial liabilities and the maturity of the expected cash outflows.

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

	June 30, 2021	December 31, 2020

	(in thousands)
Derivative Liabilities:
Included in financial liabilities - current portion	$81	$925

The fair value of derivative financial instruments approximates the notional amount, given the nature of the derivative financial instruments and the maturity of the expected cash flows.

Cash and Cash Equivalents
The following table presents for each reporting period, the breakdown of cash and cash equivalents:

	June 30, 2021	December 31, 2020

	(in thousands)
Cash equivalents	$165,937	$162,457
Cash on hand	323,584	325,554
Total cash and cash equivalents	$489,521	$488,011

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

Marketable Securities
The following table presents for each reporting period, the breakdown of the fair value of marketable securities:

	June 30, 2021	December 31, 2020

	(in thousands)
Securities Available-for-sale
Term Deposits	$23,768	$24,538
Securities Held-to-maturity
Term Deposits	$39,703	$17,271
Total	$63,471	$41,809

The gross unrealized gains on our marketable securities were not material as of June 30, 2021.
Term deposits are considered a level 2 financial instrument as they are measured using valuation techniques based on observable market data.
The following table classifies our marketable securities by contractual maturities:

	Held-to-maturity	Available-for-sale
	June 30, 2021

	(in thousands)
Due in one year	$29,703	$23,768
Due in one to five years	$10,000	$—
Total	$39,703	$23,768

Note 4. Trade Receivables
The following table shows the breakdown in trade receivables net book value for the presented periods:

	June 30, 2021	December 31, 2020

	(in thousands)
Trade accounts receivables	$481,296	$513,954
(Less) Allowance for credit losses	(42,593)	(39,899)
Net book value at end of period	$438,703	$474,055
Changes in allowance for credit accounts are summarized below:

	2021	2020

	(in thousands)
Balance at January 1	$(39,899)	$(16,068)
Allowance for credit losses through retained earnings (*)	—	(3,483)
Allowance for credit losses	(6,617)	(21,040)
Reversal of provision	3,469	6,974
Currency translation adjustment	454	323
Balance at June 30	$(42,593)	$(33,294)
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
We write off accounts receivable balances once the receivables are no longer deemed collectible. During the six month period ended June 30, 2021, and June 30, 2020, the Company recovered $1.7 million, and $2.3 million, respectively, previously written off, and accounted for as a reversal of provision.
As of June 30, 2021 and December 31, 2020 no customer accounted for 10% or more of trade receivables.

Note 5. Other Current Assets
The following table shows the breakdown in other current assets net book value for the presented periods:

	June 30, 2021	December 31, 2020

	(in thousands)
Prepayments to suppliers	$6,040	$5,613
Other debtors	4,746	5,991
Prepaid expenses	11,055	9,801
Net book value at end of period	$21,841	$21,405
Prepaid expenses mainly consist of costs related to SaaS arrangements.

Note 6. Other Current Liabilities
Other current liabilities are presented in the following table:

	June 30, 2021	December 31, 2020

	(in thousands)
Clients' prepayments	$14,054	$12,234
Credit notes	18,368	14,433
Accounts payable relating to capital expenditures	4,936	4,721
Other creditors	2,832	1,918
Deferred revenue	798	84
Total	$40,988	$33,390

Note 7. Leases
The components of lease expense are as follows:

	Three Months Ended
	June 30, 2021			June 30, 2020
	Offices	Data Centers	Total	Offices	Data Centers	Total
	(in thousands)
Lease expense	$6,874	$6,460	$13,334	$7,487	$6,784	$14,271
Short term lease expense	125	7	132	(69)	(56)	(125)
Variable lease expense	100	129	229	4	(428)	(424)
Sublease income	(288)	—	(288)	26	—	26
Total operating lease expense	$6,811	$6,596	$13,407	$7,448	$6,300	$13,748

	Six Months Ended
	June 30, 2021			June 30, 2020
	Offices	Data Centers	Total	Offices	Data Centers	Total
	(in thousands)
Lease expense	$13,417	$12,858	$26,275	$13,801	$13,320	$27,121
Short term lease expense	201	14	215	217	—	217
Variable lease expense	244	202	446	13	88	101
Sublease income	(476)	—	(476)	(176)	—	(176)
Total operating lease expense	$13,386	$13,074	$26,460	$13,855	$13,408	$27,263

As of June 30, 2021, we have no additional operating leases, that have not yet commenced which will result in additional operating lease liabilities and right of use assets.

Note 8. Employee Benefits

Defined Benefit Plans
According to the French law and the Syntec Collective Agreement, French employees are entitled to compensation paid on retirement.
The following table summarizes the changes in the projected benefit obligation:

Projected benefit obligation
(in thousands)
Projected benefit obligation present value at January 1, 2020	$8,485
Service cost	2,232
Interest cost	95
Actuarial losses (gains)	(5,214)
Currency translation adjustment	569
Projected benefit obligation present value at December 31, 2020	$6,167
Service cost	675
Interest cost	25
Actuarial losses (gains)	(658)
Currency translation adjustment	(195)
Projected benefit obligation present value at June 30, 2021	$6,014
The Company does not hold any plan assets for any of the periods presented.
The main assumptions used for the purposes of the actuarial valuations are listed below:

	Six months ended	Year ended
	June 30, 2021	December 31, 2020
Discount rate (Corp AA)	1.25%	0.85%
Expected rate of salary increase	5%	5%
Expected rate of social charges	49% - 50%	49% - 50%
Expected staff turnover	—% - 17.8%	—% - 17.8%
Estimated retirement age	Progressive table	Progressive table
Life table	TH-TF 2000-2002 shifted	TH-TF 2000-2002 shifted

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

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
	(in thousands)
Defined contributions plans included in personnel expenses	$(3,447)	$(4,442)	$(9,000)	$(7,872)

Note 9. Revenue

Disaggregation of revenue
The following table presents our disaggregated revenues:

	Marketing Solutions	Retail Media	Total
For the three months ended	(in thousands)

June 30, 2021	$487,465	$63,846	$551,311
June 30, 2020	$381,270	$56,344	$437,614

	Marketing Solutions	Retail Media	Total
For the six months ended	(in thousands)

June 30, 2021	$970,655	$121,733	$1,092,388
June 30, 2020	$851,043	$89,947	$940,990

Note 10. Share-Based Compensation
The board of directors has been authorized by the general meeting of the shareholders to grant employee warrants (Bons de Souscription de Parts de Créateur d’Entreprise or "BSPCEs"), share options (Options de Souscription d'Actions or "OSAs"), restricted share units ("RSUs") and non-employee warrants (Bons de Souscription d'Actions or "BSAs").
During the six months ended June 30, 2021, there were four grants of RSUs under the Employee Share Option Plan 13 as defined in Note 19 to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2020.
On February 25, 2021, 96,450 RSUs were granted to Criteo employees subject to continued employment and 235,850 RSUs and 235,848 PSUs were granted to members of the management subject to continued employment.
On April 29, 2021, 758,979 RSUs were granted to Criteo employees subject to continued employment.
On June 14, 2021, 858,511 RSUs were granted to Criteo employees subject to continued employment and 14,421 PSUs were granted to members of the management subject to continued employment.
On June 24, 2021, 56,500 RSUs were granted to Criteo employees subject to continued employment.

There have been no changes in the vesting and method of valuation of the BSPCEs, OSAs, RSUs, or BSAs from what was disclosed in Note 19 to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on February 26, 2021.

Change in number of outstanding BSPCE / OSA / RSU / BSA

	OSA/BSPCE	RSU/PSU	BSA	Total
Balance at January 1, 2021	2,102,158	4,954,091	343,775	7,400,024
Granted	—	2,256,559	—	2,256,559
Exercised (OSA/BSPCE/BSA)	(425,254)	—	—	(425,254)
Vested (RSU)	—	(471,172)	—	(471,172)
Forfeited	(16,362)	(305,114)	—	(321,476)
Expired	—	—	—	—
Balance at June 30, 2021	1,660,542	6,434,364	343,775	8,438,681

Breakdown of the Closing Balance

	OSA/BSPCE	RSU	BSA
Number outstanding	1,660,542	6,434,364	343,775
Weighted-average exercise price	€23.84	NA	€15.12
Number vested	1,264,490	—	343,775
Weighted-average exercise price	€26.91	NA	€15.12
Weighted-average remaining contractual life of options outstanding, in years	5.19	NA	6.29

Reconciliation with the Unaudited Consolidated Statements of Income

	Three Months Ended
	June 30, 2021				June 30, 2020
	(in thousands)
	R&D	S&O	G&A	Total	R&D	S&O	G&A	Total
RSUs	$(4,218)	$(3,559)	$(3,183)	$(10,960)	$(2,068)	$(1,516)	$(2,586)	$(6,170)
Share options / BSPCE	—	(77)	(189)	(266)	—	(56)	(579)	(635)
Total share-based compensation	(4,218)	(3,636)	(3,372)	(11,226)	(2,068)	(1,572)	(3,165)	(6,805)
BSAs	—	—	(444)	(444)	—	—	(355)	(355)
Total equity awards compensation expense	$(4,218)	$(3,636)	$(3,816)	$(11,670)	$(2,068)	$(1,572)	$(3,520)	$(7,160)

	Six Months Ended
	June 30, 2021				June 30, 2020
	(in thousands)
	R&D	S&O	G&A	Total	R&D	S&O	G&A	Total
RSUs	$(6,714)	$(5,208)	$(5,471)	$(17,393)	$(4,438)	$(5,135)	$(4,573)	$(14,146)
Share options / BSPCE	—	(182)	(411)	(593)	—	(55)	(734)	(789)
Total share-based compensation	(6,714)	(5,390)	(5,882)	(17,986)	(4,438)	(5,190)	(5,307)	(14,935)
BSAs	—	—	(899)	(899)	—	—	(727)	(727)
Total equity awards compensation expense	$(6,714)	$(5,390)	$(6,781)	$(18,885)	$(4,438)	$(5,190)	$(6,034)	$(15,662)

Note 11. Financial Income and Expenses
The condensed consolidated statements of income line item “Financial income (expense)” can be broken down as follows:

	Three Months Ended
	June 30, 2021	June 30, 2020
	(in thousands)

Financial income from cash equivalents	$198	$61
Interest and fees	(506)	(811)
Interest on debt	(464)	(638)
Fees	(42)	(173)
Foreign exchange gain (loss)	(521)	(235)
Other financial expense	310	(18)
Total financial expense	$(519)	$(1,003)

	Six Months Ended
	June 30, 2021	June 30, 2020
	(in thousands)

Financial income from cash equivalents	$326	$443
Interest and fees	(1,046)	(1,243)
Interest on debt	(881)	(1,018)
Fees	(165)	(225)
Foreign exchange gain (loss)	(1,319)	(496)
Other financial expense	802	(41)
Total financial expense	$(1,237)	$(1,337)

The $0.5 million and the $1.2 million financial expenses for the three and six month periods ended June 30, 2021 respectively, were driven by the up-front fees amortization, the non-utilization costs, the financial expense relating to our available Revolving Credit Facility (RCF) financing and the recognition of a negative impact of foreign exchange reevaluations net of related hedging. At June 30, 2021, our exposure to foreign currency risk was centralized at Criteo S.A. and hedged using foreign currency swaps or forward purchases or sales of foreign currencies.

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
The condensed consolidated statements of income line item “Provision for income taxes” can be broken down as follows:

	Six Months Ended
	June 30, 2021	June 30, 2020
	(in thousands)
Current income tax	$(11,927)	$(17,293)
Net change in deferred taxes	(2,305)	7,617
Provision for income taxes	$(14,232)	$(9,676)

For the six months ended June 30, 2021 and June 30, 2020, we used an annual estimated tax rate of 27% and 30%, respectively, to calculate the provision for income taxes. The effective tax rate was 27% and 30% for the six months ended June 30, 2021 and 2020, respectively.
Current tax assets and liabilities
The total amount of current tax assets and liabilities consists mainly of prepayments of income taxes and credits of Criteo S.A, Criteo Corp., and Criteo GmbH and Criteo K.K.

Note 13. Earnings Per Share
Basic Earnings Per Share
We calculate basic earnings per share by dividing the net income for the period attributable to shareholders of the Parent by the weighted average number of shares outstanding.

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Net income attributable to shareholders of Criteo S.A.	$14,804	$5,716	$37,210	$21,175
Weighted average number of shares outstanding	60,663,301	61,415,467	60,702,780	61,553,875
Basic earnings per share	$0.24	$0.09	$0.61	$0.34
Diluted Earnings Per Share
We calculate diluted earnings per share by dividing the net income attributable to shareholders of the Parent by the weighted average number of shares outstanding plus any potentially dilutive shares not yet issued from share-based compensation plans (see Note 10). There were no other potentially dilutive instruments outstanding as of June 30, 2020 and June 30, 2021. Consequently, all potential dilutive effects from shares are considered.
For each period presented, a contract to issue a certain number of shares (i.e. share option, non-employee warrant, employee warrant ("BSPCE")) is assessed as potentially dilutive if it is “in the money” (i.e., the exercise or settlement price is lower than the average market price).

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Net income attributable to shareholders of Criteo S.A.	$14,804	$5,716	$37,210	$21,175
Weighted average number of shares outstanding of Criteo S.A.	60,663,301	61,415,467	60,702,780	61,553,875
Dilutive effect of :
Restricted share awards ("RSUs")	3,384,757	247,062	3,178,570	255,685
Share options and BSPCE	495,536	119,516	395,803	136,651
Share warrants	121,618	8,090	94,450	12,288
Weighted average number of shares outstanding used to determine diluted earnings per share	64,665,212	61,790,135	64,371,603	61,958,499
Diluted earnings per share	$0.23	$0.09	$0.58	$0.34
The weighted average number of securities that were anti-dilutive for diluted EPS for the periods presented but which could potentially dilute EPS in the future are as follows:

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020

Restricted share awards	858,511	4,183,514	595,406	3,212,368
Share options and BSPCE	—	140,513	—	70,257
Weighted average number of anti-dilutive securities excluded from diluted earnings per share	858,511	4,324,027	595,406	3,282,625

Note 14. Commitments and contingencies
Commitments
Revolving Credit Facilities "RCF", Credit Line Facilities and Bank Overdrafts
We are party to an RCF with a syndicate of banks which allows us to draw up to €350.0 million ($415.9 million).
We are also party to short-term credit lines and overdraft facilities with HSBC plc, BNP Paribas and LCL with an authorization to draw up to a maximum of €21.5 million ($25.6 million) in the aggregate under the short-term credit lines and overdraft facilities. As of June 30, 2021, we had not drawn on any of these facilities. Any loans or overdrafts under these short-term facilities bear interest based on the one month EURIBOR rate or three month EURIBOR rate. As these facilities are exclusively short-term credit and overdraft facilities, our banks have the ability to terminate such facilities on short notice.
Contingencies
Changes in provisions during the presented periods are summarized below:

	Provision for employee-related litigation	Other provisions	Total
	(in thousands)
Balance at January 1, 2021	$1,179	$1,071	$2,250
Increase	417	—	417
Provision used	(247)	—	(247)
Provision released not used*	(400)	—	(400)
Currency translation adjustments	(41)	(34)	(75)
Balance at June 30, 2021	$908	$1,037	$1,945
- of which current	908	1,037	1,945
*Due to changes in management's best estimates of future cash outflows
The amount of the provisions represents management’s best estimate of the future outflow.

Regulatory matters

As indicated in our Annual Report on Form- 10-K for the year ended December 31, 2020, in November 2018, Privacy International filed a complaint with certain data protection authorities, including France's Commission Nationale de l'Informatique et des Libertés ("CNIL"), against Criteo and a number of other similarly situated advertising technology companies, arguing that certain of these companies' practices do not comply with the European Union's General Data Protection Regulation ("GDPR"). In January 2020, CNIL opened a formal investigation into Criteo in response to this complaint, which is still ongoing as per CNIL’s notification to Criteo dated June 23, 2021, which notified the Company of the appointment of an investigator (rapporteur). There can be no assurance that actions by the Company will not be required as a result of the investigation. However, at the current phase of the investigation, due to the absence of any specific grievance or sanction and the lack of any legal grounds therefor, we consider this to be an unasserted claim for which an unfavorable outcome is only reasonably possible, and the amount of the potential loss cannot be reasonably estimated in accordance with "ASC 450 Contingencies”, therefore, we have not accrued a loss contingency.

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

	Americas	EMEA	Asia-Pacific	Total
For the three months ended:	(in thousands)

June 30, 2021	$221,227	$209,303	$120,781	$551,311
June 30, 2020	$185,674	$159,621	$92,319	$437,614
Revenue generated in France, the country of incorporation of the Parent, amounted to $39.1 million and $27.3 million for the three months ended June 30, 2021 and 2020, respectively.

	Americas	EMEA	Asia-Pacific	Total
For the six months ended:	(in thousands)

June 30, 2021	$425,127	$421,399	$245,862	$1,092,388
June 30, 2020	$377,419	$349,735	$213,836	$940,990
Revenue generated in France amounted to $76.8 million and $59.3 million for the six month ended June 30, 2021 and June 30, 2020, respectively.
Revenue generated in other significant countries where we operate is presented in the following table:

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
	(in thousands)
Americas
United States	$196,579	$169,879	$380,663	$342,906
EMEA
Germany	$53,051	$39,621	$106,647	$90,239
United Kingdom	$22,112	$20,857	$45,404	$41,677
Asia-Pacific
Japan	$74,791	$67,782	$159,003	$152,419

Other Information
For each reported period, non-current assets (corresponding to the net book value of tangible and intangible assets, excluding right of use assets related to lease agreements) are presented in the table below. The geographical information includes results from the locations of legal entities.

			Of which			Of which
	Holding	Americas	United States	EMEA	Asia-Pacific	Japan	Total
(in thousands)

June 30, 2021	$122,066	$83,474	$82,738	$15,486	$29,503	$19,376	$250,529
December 31, 2020	$135,516	$93,389	$93,030	$8,746	$31,598	$20,532	$269,249

Note 16. Related Parties
There were no significant related-party transactions during the period nor any change in the nature of the transactions as described in Note 24 to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

Note 17. Subsequent Events
The Company evaluated all subsequent events that occurred after June 30, 2021 through the date of issuance of the unaudited condensed consolidated financial statements and determined there are no significant events that require adjustments or disclosure.

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

Adjusted EBITDA is our consolidated earnings before financial income (expense), income taxes, depreciation and amortization, adjusted to eliminate the impact of equity awards compensation expense, pension service costs, restructuring related and transformation costs and, acquisition-related costs. Adjusted EBITDA is a key measure used by our management and board of directors to understand and evaluate our core operating performance and trends, to prepare and approve our annual budget and to develop short- and long-term operational plans. In particular, we believe that by eliminating equity awards compensation expense, pension service costs, restructuring related and transformation costs and, acquisition-related costs, Adjusted EBITDA can provide useful measures for period-to-period comparisons of our business. Accordingly, we believe that Adjusted EBITDA provides useful information to investors and the market generally in understanding and evaluating our results of operations in the same manner as our management and board of directors.

Adjusted Net Income is our net income adjusted to eliminate the impact of equity awards compensation expense, amortization of acquisition-related intangible assets, restructuring related and transformation costs and,, acquisition-related costs, and the tax impact of these adjustments. Adjusted Net Income and Adjusted Net Income per diluted share are key measures used by our management and board of directors to evaluate operating performance, generate future operating plans and make strategic decisions regarding the allocation of capital. In particular, we believe that by eliminating equity awards compensation expense, amortization of acquisition-related intangible assets, restructuring related and transformation costs and, acquisition-related costs and the tax impact of these adjustments, Adjusted Net Income and Adjusted Net Income per diluted share can provide useful measures for period-to-period comparisons of our business. Accordingly, we believe that Adjusted Net Income and Adjusted Net Income per diluted share provide useful information to investors and the market generally in understanding and evaluating our results of operations in the same manner as our management and board of directors.

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

Condensed Consolidated Statements of Income Data (Unaudited):

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
	(in thousands, except share and per share data)

Revenue	$551,311	$437,614	$1,092,388	$940,990

Cost of revenue (1)
Traffic acquisition costs	(331,078)	(257,698)	(658,745)	(555,062)
Other cost of revenue	(37,364)	(33,914)	(72,076)	(67,720)
Gross profit	182,869	146,002	361,567	318,208

Operating expenses
Research and development expenses (1)	(41,915)	(31,247)	(73,612)	(68,762)
Sales and operations expenses (1)	(80,751)	(75,781)	(160,105)	(160,755)
General and administrative expenses (1)	(40,474)	(29,185)	(73,902)	(55,100)
Total operating expenses	(163,140)	(136,213)	(307,619)	(284,617)
Income from operations	19,729	9,789	53,948	33,591
Financial expense	(519)	(1,003)	(1,237)	(1,337)
Income before taxes	19,210	8,786	52,711	32,254
Provision for income taxes	(4,181)	(2,636)	(14,232)	(9,676)
Net income	$15,029	$6,150	$38,479	$22,578
Net income available to shareholders of Criteo S.A.	$14,804	$5,716	$37,210	$21,175
Net income allocated to shareholders per share:
Basic	$0.24	$0.09	$0.61	$0.34
Diluted	$0.23	$0.09	$0.58	$0.34

Weighted average shares outstanding used in computing per share amounts:
Basic	60,663,301	61,415,467	60,702,780	61,553,875
Diluted	64,665,212	61,790,135	64,371,603	61,958,499
(1)Cost of revenue and operating expenses include equity awards compensation expense, pension service costs, depreciation and amortization expense, restructuring related and transformation costs and, acquisition-related costs:

Detailed Information on Selected Items (unaudited):

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
	(in thousands)
Equity awards compensation expense
Research and development expenses	$4,218	$2,068	$6,714	$4,438
Sales and operations expenses	3,636	1,572	6,005	5,190
General and administrative expenses	3,815	3,519	6,832	6,034
Total equity awards compensation expense	$11,669	$7,159	$19,551	$15,662

Pension service costs
Research and development expenses	175	269	350	538
Sales and operations expenses	53	95	106	190
General and administrative expenses	109	175	219	349
Total pension service costs (a)	$337	$539	$675	$1,077

Depreciation and amortization expense
Cost of revenue	15,744	13,098	30,988	25,869
Research and development expenses (b)	2,207	1,658	3,960	7,308
Sales and operations expenses (c)	3,702	4,221	7,656	8,561
General and administrative expenses	838	1,231	1,741	2,608
Total depreciation and amortization expense	$22,491	$20,208	$44,345	$44,346

Acquisition-related costs
General and administrative expenses	3,047	—	3,047	—
Total acquisition-related costs	$3,047	$—	$3,047	$—

Restructuring related and transformation costs
Research and development expenses	4,831	513	6,267	1,508
Sales and operations expenses	1,551	415	8,918	1,436
General and administrative expenses	3,614	288	6,447	481
Total Restructuring related and transformation costs (1)	$9,996	$1,216	$21,632	$3,425
(a) Effective January 1, 2012, actuarial gains and losses are recognized in other comprehensive income.
(b) Includes acquisition-related amortization of intangible assets of $0.7 million and $0.7 million for the three months ended June 30, 2021 and 2020, respectively and $1.5 million and $5.4 million for the six months ended June 2021 and, 2020, respectively.
(c) Includes acquisition-related amortization of intangible assets of $2.2 million and $2.2 million for the three months ended June 30, 2021 and 2020, respectively and $4.4 million and $4.3 million for the six months ended June 30, 2021 and 2020, respectively.
(1) For the three months ended and six months ended June 30, 2021, and June 30, 2020, the Company recognized restructuring-related and transformation charges following its new organizational structure implemented to support its multi-product platform strategy and office right sizing policy:

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
	(in thousands)
(Gain) from forfeitures of share-based compensation awards	—	—	(666)	—
Facilities related costs	9,721	807	16,337	1,794
Payroll related (gain) costs	(181)	409	4,971	1,631
Consulting costs related to transformation	456	—	990	—
Total restructuring related and transformation costs	$9,996	$1,216	$21,632	$3,425

For the three months ended June 30, 2021 and June 30, 2020, respectively, the cash outflows related to restructuring related and transformation costs were $10.3 million, and $2.1 million respectively, and were mainly comprised of payroll costs and broker and termination penalties related to real-estate facilities and other consulting fees.

Consolidated Statements of Financial Position Data (unaudited):

	June 30, 2021	December 31, 2020

	(in thousands)
Cash and cash equivalents	$489,521	$488,011
Total assets	1,842,442	1,853,410
Trade receivables, net of credit losses	438,703	474,055
Total financial liabilities	3,594	3,275
Total liabilities	684,373	700,723
Total equity	$1,158,069	$1,152,687

Other Financial and Operating Data (unaudited):

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
	(in thousands, except client data)
Number of clients	21,332	20,359	21,332	20,359
Revenue ex-TAC (3)	$220,233	$179,916	$433,643	$385,928
Adjusted Net Income (4)	$40,856	$16,707	$84,008	$48,735
Adjusted EBITDA (5)	$67,269	$38,911	$143,198	$98,101

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

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020

	(in thousands)
Revenue	$551,311	$437,614	$1,092,388	$940,990
Adjustment:
Traffic acquisition costs	(331,078)	(257,698)	(658,745)	(555,062)
Revenue ex-TAC	$220,233	$179,916	$433,643	$385,928

(4) We define Adjusted Net Income as our net income adjusted to eliminate the impact of equity awards compensation expense, amortization of acquisition-related intangible assets, restructuring related and transformation costs and, acquisition-related costs, and the tax impact of the foregoing adjustments. Adjusted Net Income is not a measure calculated in accordance with U.S. GAAP. We have included Adjusted Net Income in this Form 10-Q because it is a key measure used by our management and board of directors to evaluate operating performance, generate future operating plans and make strategic decisions regarding the allocation of capital. In particular, we believe that the elimination of equity awards compensation expense, amortization of acquisition-related intangible assets, restructuring related and transformation costs and, acquisition-related costs, and the tax impact of the foregoing adjustments in calculating Adjusted Net Income can provide a useful measure for period-to-period comparisons of our core business. Accordingly, we believe that Adjusted Net Income provides useful information to investors and others in understanding and evaluating our results of operations in the same manner as our management and board of directors. Our use of Adjusted Net Income has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our financial results as reported under U.S. GAAP. Some of these limitations are: (a) Adjusted Net Income does not reflect the potentially dilutive impact of equity-based compensation or the impact of certain acquisition related costs; and (b) other companies, including companies in our industry, may calculate Adjusted Net Income or similarly titled measures differently, which reduces their usefulness as a comparative measure. Because of these and other limitations, you should consider Adjusted Net Income alongside our other U.S. GAAP financial results, including net income. The following table presents a reconciliation of Adjusted Net Income to net income, the most directly comparable U.S. GAAP measure, for each of the periods indicated:

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
	(in thousands)
Net income	$15,029	$6,150	$38,479	$22,578
Adjustments:
Equity awards compensation expense	11,669	7,159	19,551	15,662
Amortization of acquisition-related intangible assets	2,936	2,847	5,871	9,695
Acquisition-related costs	3,047	—	3,047	—
Restructuring related and transformation costs	9,996	1,216	21,632	3,425
Tax impact of the above adjustments	(1,821)	(665)	(4,572)	(2,625)
Adjusted Net Income	$40,856	$16,707	$84,008	$48,735

(5) We define Adjusted EBITDA as our consolidated earnings before financial income (expense), income taxes, depreciation and amortization, adjusted to eliminate the impact of equity awards compensation expense, pension service costs, restructuring related and transformation costs and, acquisition-related costs. Adjusted EBITDA is not a measure calculated in accordance with U.S. GAAP. We have included Adjusted EBITDA in this Form 10-Q because it is a key measure used by our management and board of directors to understand and evaluate our core operating performance and trends to prepare and approve our annual budget and to develop short and long-term operational plans. In particular, we believe that the elimination of equity awards compensation expense, pension service costs, restructuring related and transformation costs and, acquisition-related costs in calculating Adjusted EBITDA can provide a useful measure for period-to-period comparisons of our core business. Accordingly, we believe that Adjusted EBITDA provides useful information to investors and others in understanding and evaluating our results of operations in the same manner as our management and board of directors. Our use of Adjusted EBITDA has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our financial results as reported under U.S. GAAP. Some of these limitations are: (a) although depreciation and amortization are non-cash charges, the assets being depreciated and amortized may have to be replaced in the future, and Adjusted EBITDA does not reflect cash capital expenditure requirements for such replacements or for new capital expenditure requirements; (b) Adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs; (c) Adjusted EBITDA does not reflect the potentially dilutive impact of equity-based compensation; (d) Adjusted EBITDA does not reflect tax payments that may represent a reduction in cash available to us; and (e) other companies, including companies in our industry, may calculate Adjusted EBITDA or similarly titled measures differently, which reduces their usefulness as a comparative measure. Because of these and other limitations, you should consider Adjusted EBITDA alongside our other U.S. GAAP financial results, including net income. The following table presents a reconciliation of Adjusted EBITDA to net income, the most directly comparable U.S. GAAP measure, for each of the periods indicated:

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
	(in thousands)
Net income	$15,029	$6,150	$38,479	$22,578
Adjustments:
Financial expense	519	1,003	1,237	1,337
Provision for income taxes	4,181	2,636	14,232	9,676
Equity awards compensation expense	11,669	7,159	19,551	15,662
Pension service costs	337	539	675	1,077
Depreciation and amortization expense	22,491	20,208	44,345	44,346
Acquisition-related costs	3,047	—	3,047	—
Restructuring related and transformation costs	9,996	1,216	21,632	3,425
Total net adjustments	52,240	32,761	104,719	75,523
Adjusted EBITDA	$67,269	$38,911	$143,198	$98,101

Results of Operations for the Periods Ended June 30, 2021 and June 30, 2020 (Unaudited)
Revenue breakdown by region
Three months ended June 30, 2021 compared to the three months ended June 30, 2020

	Three Months Ended
	June 30, 2021	June 30, 2020	2021 vs 2020
	(in thousands)
Revenue as reported	$551,311	$437,614	26%
Conversion impact U.S. dollar/other currencies	$(18,569)
Revenue at constant currency (1)	532,742	437,614	22%
Americas
Revenue as reported	221,227	185,674	19%
Conversion impact U.S. dollar/other currencies	$(612)
Revenue at constant currency (1)	220,615	185,674	19%
EMEA
Revenue as reported	209,303	159,621	31%
Conversion impact U.S. dollar/other currencies	$(16,098)
Revenue at constant currency (1)	193,205	159,621	21%
Asia-Pacific
Revenue as reported	120,781	92,319	31%
Conversion impact U.S. dollar/other currencies	$(1,859)
Revenue at constant currency(1)	$118,922	$92,319	29%
Revenue breakdown by solution
Three months ended June 30, 2021 compared to the three months ended June 30, 2020

	Three Months Ended
	June 30, 2021	June 30, 2020	2021 vs 2020
	(in thousands)
Revenue as reported	$551,311	$437,614	26%
Conversion impact U.S. dollar/other currencies	$(18,569)
Revenue at constant currency (1)	$532,742	$437,614	22%

Marketing Solutions as reported	$487,465	$381,270	28%
Conversion impact U.S. dollar/other currencies	$(16,846)
Marketing Solutions at constant currency (1)	470,619	381,270	23%

Retail Media as reported (2)	63,846	56,344	13%
Conversion impact U.S. dollar/other currencies	$(1,722)
Retail Media at constant currency (1)	62,124	56,344	10%
(1) Revenue at constant currency excludes the impact of foreign currency fluctuations and is computed by applying the 2020 average exchange rates for the relevant period to 2021 figures. We have included revenue at constant currency in this Form 10-Q because it is a key measure used by our management and board of directors to evaluate operating performance. Management reviews and analyzes business results excluding the effect of foreign currency translation because they believe this better represents our underlying business trends.

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
While we clearly benefited from digital marketing tailwinds in the second quarter 2021, Revenue for the three months ended June 30, 2021 increased 26% or (22% on a constant currency basis, as defined in footnote 1 directly above) to $551.3 million compared to the three months ended June 30, 2020.

In the quarter, 72% of the year-over-year revenue increase was driven by the higher contribution from our existing clients while 28% came from new client additions. We added 973 net new clients year-over-year across regions, while revenue from existing clients increased by 22% at constant currency over the period.

Marketing Solutions revenue increased 28% (or 23% on a constant currency basis), to $487.5 million for the three months ended June 30, 2021, driven by strong performance of Retail across retargeting and audience targeting.

Retail Media revenue increased 13% (or 10% on a constant currency basis), to $63.8 million for the three months ended June 30, 2021, driven by strong traction with our preferred deals offering in EMEA and good execution around Prime Day in North America. Criteo's Retail Media Platform accounts for a fast-growing share of Retail Media revenue and its revenue is accounted for on a net basis. In the prior year period, a larger share of revenue was still accounted for on a gross basis, and as a result of this transition to a full Retail Media Platform business, the growth of Retail Media revenue is temporarily impacted. Reflecting the underlying economic performance, Retail Media's Revenue ex-TAC increased 53% (or 49% on a constant currency basis) in the second quarter 2021.

Our revenue in the Americas region increased 19% (or 19% on a constant currency basis), including 16% in the U.S., to $221.2 million for the three months ended June 30, 2021 compared to the three months ended June 30, 2020, driven by positive Retail trends across retargeting, audience targeting and Retail Media momentum with large retailers and brands.

Our revenue in EMEA increased 31% (or 21% on a constant currency basis), to $209.3 million for the three months ended June 30, 2021 compared to the three months ended June 30, 2020, driven by strong business in Retail and solid traction in Retail Media, offsetting continued weakness in Travel because of the COVID-19 pandemic.

Our revenue in the Asia-Pacific region increased 31% (or 29% on a constant currency basis), to $120.8 million for the three months ended June 30, 2021 compared to the three months ended June 30, 2020, driven by the return to growth of our Retail business in Japan and Korea, improving Classifieds trends, offset by a still soft Travel business.

Additionally, our $551.3 million of revenue for the three months ended June 30, 2021 was positively impacted by $(18.6) million of currency fluctuations, particularly as a result of the depreciation of the Turkish Lira, Swedish Krona, Russian Ruble, and the Brazilian real, partially offset by the appreciation of the Euro and the South Korean Won, compared to the U.S. dollar.

Six months ended June 30, 2021 compared to the six months ended June 30, 2020
Revenue breakdown by region

	Six Months Ended
	June 30, 2021	June 30, 2020	2021 vs 2020
	(in thousands)
Revenue as reported	$1,092,388	$940,990	16%
Conversion impact U.S. dollar/other currencies	$(35,316)
Revenue at constant currency (1)	1,057,072	940,990	12%
Americas
Revenue as reported	425,127	377,419	13%
Conversion impact U.S. dollar/other currencies	$1,694
Revenue at constant currency (1)	426,821	377,419	13%
EMEA
Revenue as reported	421,399	349,735	20%
Conversion impact U.S. dollar/other currencies	$(30,318)
Revenue at constant currency (1)	391,081	349,735	12%
Asia-Pacific
Revenue as reported	245,862	213,836	15%
Conversion impact U.S. dollar/other currencies	$(6,692)
Revenue at constant currency(1)	$239,170	$213,836	12%
Revenue breakdown by solution
Six months ended June 30, 2021 compared to the six months ended June 30, 2020

	Six Months Ended
	June 30, 2021	June 30, 2020	2021 vs 2020
	(in thousands)
Revenue as reported	$1,092,388	$940,990	16%
Conversion impact U.S. dollar/other currencies	$(35,316)
Revenue at constant currency (1)	$1,057,072	$940,990	12%

Marketing Solutions as reported	$970,655	$851,043	14%
Conversion impact U.S. dollar/other currencies	$(32,500)
Marketing Solutions at constant currency (1)	938,155	851,043	10%

Retail Media as reported (2)	121,733	89,947	35%
Conversion impact U.S. dollar/other currencies	$(2,816)
Retail Media at constant currency (1)	118,917	89,947	32%
(1) Revenue at constant currency excludes the impact of foreign currency fluctuations and is computed by applying the 2020 average exchange rates for the relevant period to 2021 figures. We have included revenue at constant currency in this Form 10-Q because it is a key measure used by our management and board of directors to evaluate operating performance. Management reviews and analyzes business results excluding the effect of foreign currency translation because they believe this better represents our underlying business trends.

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

Revenue for the six months ended June 30, 2021 increased 16% (or 12% on a constant currency basis, as defined in footnote 1 directly above) to $1,092.4 million, compared to the six months ended June 30, 2020.

In the first half of 2021, 81% of the year-over-year increase in revenue was driven by the higher contribution from our existing clients while 19% came from new client additions. We added 973 net new clients year-over-year across regions.

Marketing Solutions revenue increased 14% (or 10% on a constant currency basis) to $970.7 million for the six months ended June 30, 2021, as increased spend from Retail clients, both on our retargeting and audience targeting solutions, was partially offset by the negative impact from continued lower spend from Travel clients.

Retail Media revenue increased 35% (or 32% on a constant currency basis) to $121.7 million for the six months ended June 30, 2021, driven by strong performance with large retailers across the U.S. and EMEA. Criteo's Retail Media Platform accounts for a fast-growing share of Retail Media revenue and its revenue is accounted for on a net basis. In the prior year period, a larger share of revenue was still accounted for on a gross basis, and as a result of this transition to a full Retail Media Platform business, the growth of Retail Media revenue is temporarily impacted. Reflecting the underlying economic performance, Retail Media's Revenue ex-TAC increased 78% (or 74% on a constant currency basis) in the first half 2021.

Our revenue in the Americas region increased 13% (or 13% on a constant currency basis), including 11% in the U.S., to $425.1 million for the six months ended June 30, 2021 compared to the six months ended June 30, 2020, driven by positive Retail trends, in particular with large customers across our retargeting and audience targeting solutions, and continued strong performance of Retail Media, in particular with consumer brands and existing retailers.

Our revenue in EMEA increased 20% (or 12% on a constant currency basis) to $421.4 million for the six months ended June 30, 2021 compared to the six months ended June 30, 2020, driven by positive Retail trends, in particular with large customers across our retargeting and new solutions, with continued strong performance of Retail Media.

Our revenue in the Asia-Pacific region increased 15% (or 12% on a constant currency basis) to $245.9 million for the six months ended June 30, 2021 compared to the six months ended June 30, 2020, mainly driven by the recovery of Retail accounts in the region.

Additionally, our $1,092.4 million of revenue for the six months ended June 30, 2021 was positively impacted by $(35.3) of currency fluctuations, particularly as a result of the depreciation of the Turkish Lira, Swedish Krona, Russian Ruble, and the Brazilian real, partially offset by the appreciation of the Euro and the South Korean Won, compared to the U.S. dollar.

Cost of Revenue
Three months ended June 30, 2021 compared to the three months ended June 30, 2020

	Three Months Ended		% change
	June 30, 2021	June 30, 2020	2021 vs 2020

	(in thousands, except percentages)
Traffic acquisition costs*	$(331,078)	$(257,698)	28%
Other cost of revenue	$(37,364)	$(33,914)	10%
Total Cost of Revenue	$(368,442)	$(291,612)	26%
% of revenue	(67)%	(67)%
Gross profit %	33%	33%
*Traffic acquisition costs breakdown by solution:

	Three Months Ended		% change
	June 30, 2021	June 30, 2020	2021 vs 2020

	(in thousands, except percentages)
Marketing Solutions	$(294,132)	$(218,990)	34%
Retail Media (1)	$(36,946)	$(38,708)	(5)%
Traffic Acquisition Costs	$(331,078)	$(257,698)	28%
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

Cost of revenue for the three months ended June 30, 2021 increased $76.8 million, or 26%, compared to the three months ended June 30, 2020. This increase was primarily the result of an increase of $73.4 million, or 28% (or 24% on a constant currency basis) in traffic acquisition costs, and an increase of $3.5 million, or 10% (or 9% on a constant currency basis) in other cost of revenue.
Traffic acquisition costs in Marketing Solutions increased by 34%. This was driven by a 25% increase (or 21% at constant currency) in the average cost per thousand impressions ("CPM") for inventory purchased, primarily caused by the year-over-year recovery in the digital advertising market compared with the trough of the pandemic-related recession and our preferred relationships with media owners, and a 7% increase in the number of impressions we purchased, reflecting our expanding relationships with existing and new publisher partners, in particular through direct connections, to support client demand for advertising campaigns.
Traffic acquisition costs in Retail Media decreased by (5)%, despite a 6% increase in the number of impressions we purchased. Because we recognize revenue on a net basis in all arrangements running on the Retail Media platform, we expect our Traffic acquisition costs for Retail Media to decrease over time as our clients are transitioned to the Criteo Retail Media Platform.
The increase in other cost of revenue included a $(2.6) million increase in allocated depreciation and amortization expense following the acquisitions of servers and other equipment used in our data centers and a $(2.8) million increase in other costs of sales mainly due to the digital tax, offset by a $1.9 million decrease in hosting costs.
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
Six months ended June 30, 2021 compared to the six months ended June 30, 2020

	Six Months Ended		% change
	June 30, 2021	June 30, 2020	2021 vs 2020

	(in thousands, except percentages)
Traffic acquisition costs*	$(658,745)	$(555,062)	19%
Other cost of revenue	$(72,076)	$(67,720)	6%
Total Cost of Revenue	$(730,821)	$(622,782)	17%
% of revenue	(67)%	(66)%
Gross profit %	33%	34%
*Traffic acquisition costs breakdown by solution:

	Six Months Ended		% change
	June 30, 2021	June 30, 2020	2021 vs 2020

	(in thousands, except percentages)
Marketing Solutions	$(585,005)	$(492,047)	19%
Retail Media (1)	$(73,740)	$(63,015)	17%
Traffic Acquisition Costs	$(658,745)	$(555,062)	19%
(1) Criteo operates as one operating segment. From January 1,2021 we have disaggregated revenues between Marketing Solutions and Retail Media. A strategic building block of Criteo’s Commerce Media Platform, the Retail Media Platform, introduced in June 2020, is a self-service solution providing transparency, measurement and control to brands and retailers. In all arrangements running on this platform, Criteo recognizes revenue on a net basis, whereas revenue from arrangements running on legacy Retail Media solutions are accounted for on a gross basis. Over time, we expect most clients using Criteo’s legacy Retail Media solutions to transition to this platform. As new clients onboard and existing clients transition to the Retail Media Platform, Revenue may decline but Revenue ex-TAC margin will increase. Revenue ex-TAC will not be impacted by
Cost of revenue for the six months ended June 30, 2021 increased $108.0 million, or 17%, compared to the six months ended June 30, 2020. This increase was primarily the result of an increase of $103.7 million, or 19% (or 15% on a constant currency basis) in traffic acquisition costs and an increase of $4.4 million, or 6% (or 5% on a constant currency basis) in other cost of revenue.
Traffic acquisition costs in Marketing Solutions increased by 19%, driven by a 8% increase (or 5% at constant currency) in the average CPM for inventory purchased, primarily caused by the year-over-year recovery in the digital advertising market compared with the trough of the pandemic-related recession and our preferred relationships with media owners, as well as a 10% increase in the number of impressions we purchased, reflecting our expanding relationships with existing and new publisher partners, in particular through direct connections, to support client demand for advertising campaigns.
Traffic acquisition costs in Retail Media increased by 17%, driven by a 6% increase in the number of impressions we purchased.

The increase in other cost of revenue included a $(5.1) million increase in allocated depreciation and amortization expense following the acquisitions of servers and other equipments used in our data centers and a $(2.5) million increase in other costs, including the provision for digital taxes offset by a $3.2 million decrease in Hosting Costs.
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

	Three Months Ended			Six Months Ended
Region	June 30, 2021	June 30, 2020	Year over Year Change	June 30, 2021	June 30, 2020	Year over Year Change

Revenue	(amounts in thousands, except percentages)
Americas	$221,227	$185,674	19%	$425,127	$377,419	13%
EMEA	209,303	159,621	31%	421,399	349,735	20%
Asia-Pacific	120,781	92,319	31%	245,862	213,836	15%
Total	551,311	437,614	26%	1,092,388	940,990	16%

Traffic Acquisition Costs
Americas	(134,332)	(115,317)	16%	(261,960)	(235,339)	11%
EMEA	(124,747)	(90,153)	38%	(251,395)	(198,550)	27%
Asia-Pacific	(71,999)	(52,228)	38%	(145,390)	(121,173)	20%
Total	(331,078)	(257,698)	28%	(658,745)	(555,062)	19%

Revenue ex-TAC (1)
Americas	86,895	70,357	24%	163,167	142,080	15%
EMEA	84,556	69,468	22%	170,004	151,185	12%
Asia-Pacific	48,782	40,091	22%	100,472	92,663	8%
Total	$220,233	$179,916	22%	$433,643	$385,928	12%

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

	Three Months Ended			Six Months Ended
	June 30, 2021	June 30, 2020	YoY Change	June 30, 2021	June 30, 2020	YoY Change
	(amounts in thousands, except percentages)

Revenue as reported	$551,311	$437,614	26%	$1,092,388	$940,990	16%
Conversion impact U.S. dollar/other currencies	(18,569)	—		(35,316)	—
Revenue at constant currency	$532,742	$437,614	22%	$1,057,072	$940,990	12%

Traffic acquisition costs as reported	$(331,078)	$(257,698)	28%	$(658,745)	$(555,062)	19%
Conversion impact U.S. dollar/other currencies	$11,283	—		$21,600	—
Traffic Acquisition Costs at constant currency	$(319,795)	$(257,698)	24%	$(637,145)	$(555,062)	15%

Revenue ex-TAC as reported	$220,233	$179,916	22%	$433,643	$385,928	12%
Conversion impact U.S. dollar/other currencies	$(7,285)	—		$(13,715)	—
Revenue ex-TAC at constant currency	$212,948	$179,916	18%	$419,928	$385,928	9%
Revenue ex-TAC/Revenue as reported	40%	41%		40%	41%

Other cost of revenue as reported	$(37,364)	$(33,914)	10%	$(72,076)	$(67,720)	6%
Conversion impact U.S. dollar/other currencies	559	—		881	—
Other cost of revenue at constant currency	$(36,805)	$(33,914)	9%	$(71,195)	$(67,720)	5%

Adjusted EBITDA as reported	$67,269	$38,911	73%	$143,198	$98,101	46%
Conversion impact U.S. dollar/other currencies	(4,433)	—		(9,024)	—
Adjusted EBITDA at constant currency	$62,836	$38,911	61%	$134,174	$98,101	37%

Research and Development Expenses
Three months ended June 30, 2021 compared to the three months ended June 30, 2020

	Three Months Ended		% change
	June 30, 2021	June 30, 2020	2021 vs 2020

	(in thousands, except percentages)
Research and development expenses	$(41,915)	$(31,247)	34%
% of revenue	(8)%	(7)%

Six months ended June 30, 2021 compared to the six months ended June 30, 2020

	Six Months Ended		% change
	June 30, 2021	June 30, 2020	2021 vs 2020

	(in thousands, except percentages)
Research and development expenses	$(73,612)	$(68,762)	7%
% of revenue	(7)%	(7)%

Research and development expenses for the three months ended and the six months ended June 30, 2021, respectively, increased $10.7 million and $4.9 million or 34% and 7%, compared to the three months ended and the six months ended June 30, 2020. This increase mainly relates to the negative impact of our increasing stock price on social charges related to people costs, a higher share-based compensation expense as well as increased rent and facilities costs.

Sales and Operations Expenses
Three months ended June 30, 2021 compared to the three months ended June 30, 2020

	Three Months Ended		% change
	June 30, 2021	June 30, 2020	2021 vs 2020

	(in thousands, except percentages)
Sales and operations expenses	$(80,751)	$(75,781)	7%
% of revenue	(15)%	(17)%

Sales and operations expenses for the three months ended June 30, 2021 increased $5.0 million or 7% compared to the three months ended June 30, 2020. This increase mainly related to a reversal of a provision due to a change in management estimates which lowered the comparable basis in 2020, a higher share-based compensation expense and the negative impact of our increasing stock price on social charges, offset by a decrease of net bad debt expense.

Six months ended June 30, 2021 compared to the six months ended June 30, 2020

	Six Months Ended		% change
	June 30, 2021	June 30, 2020	2021 vs 2020

	(in thousands, except percentages)
Sales and operations expenses	$(160,105)	$(160,755)	(0.4)%
% of revenue	(15)%	(17)%

Sales and operations expenses for the six months ended June 30, 2021, decreased $(0.7) million or (0.4)%, compared to the six months ended June 30, 2020. This decrease was mainly driven by lower net bad debt expense, lower depreciation and amortization costs and, lower rent and facilities costs due to the right-sizing of our real estate footprint, partially offset by a reversal of a provision due to a change in management estimates in 2020 which lowered the comparable basis.

General and Administrative Expenses
Three months ended June 30, 2021 compared to the three months ended June 30, 2020

	Three Months Ended		% change
	June 30, 2021	June 30, 2020	2021 vs 2020

	(in thousands, except percentages)
General and administrative expenses	$(40,474)	$(29,185)	39%
% of revenue	(7)%	(7)%
Six months ended June 30, 2021 compared to the six months ended June 30, 2020

	Six Months Ended		% change
	June 30, 2021	June 30, 2020	2021 vs 2020

	(in thousands, except percentages)
General and administrative expenses	$(73,902)	$(55,100)	34%
% of revenue	(7)%	(6)%
General and administrative expenses for the three months ended and the six months ended June 30, 2021, respectively, increased $11.3 million and $18.8 million or 39% and 34%, compared to the three months ended and the six months ended June 30, 2020. This increase was mainly related to an increase in third-party services as part of our on-going transformation program and, and an increase in headcount related costs including the negative impact of our increasing stock price on social charges.

Financial Expense
Three months ended June 30, 2021 compared to the three months ended June 30, 2020

	Three Months Ended		% change
	June 30, 2021	June 30, 2020	2021 vs 2020

	(in thousands, except percentages)
Financial expense	$(519)	$(1,003)	(48)%
% of revenue	(0.1)%	(0.2)%
Six months ended June 30, 2021 compared to the six months ended June 30, 2020

	Six Months Ended		% change
	June 30, 2021	June 30, 2020	2021 vs 2020

	(in thousands, except percentages)
Financial expense	$(1,237)	$(1,337)	(7)%
% of revenue	(0.1)%	(0.1)%
Financial expense for the three months ended and the six months ended June 30, 2021, decreased by $(0.5) million and $(0.1) million or (48)% and (7)%, respectively, compared to the three months ended and the six months ended period June 30, 2020. The $0.5 million and $1.2 million financial expense for the three months ended and six months ended June 30, 2021, respectively, was driven by the up-front fees amortization, the non-utilization costs and the financial expense relating to our available Revolving Credit Facility (RCF) financing and the negative impact of foreign exchange reevaluations net of related hedging. At June 30, 2021, our exposure to foreign currency risk was centralized at Criteo S.A. and hedged using foreign currency swaps or forward purchases or sales of foreign currencies.

Provision for Income Taxes
Three months ended June 30, 2021 compared to the three months ended June 30, 2020

	Three Months Ended		% change
	June 30, 2021	June 30, 2020	2021 vs 2020

	(in thousands, except percentages)
Provision for income taxes	$(4,181)	$(2,636)	59%
% of revenue	(1)%	(1)%
Effective tax rate	22%	30%
Six months ended June 30, 2021 compared to the six months ended June 30, 2020

	Six Months Ended		% change
	June 30, 2021	June 30, 2020	2021 vs 2020

	(in thousands, except percentages)
Provision for income taxes	$(14,232)	$(9,676)	47%
% of revenue	(1)%	(1)%
Effective tax rate	27%	30%

For the six months ended June 30, 2021 and June 30, 2020, we used an annual estimated tax rate of 27% and 30%, respectively, to calculate the provision for income taxes. The effective tax rate was 27% and 30% for the six months ended June 30, 2021 and 2020, respectively.

Net Income
Three months ended June 30, 2021 compared to the three months ended June 30, 2020

	Three Months Ended		% change
	June 30, 2021	June 30, 2020	2021 vs 2020

	(in thousands, except percentages)
Net income	$15,029	6,150	144%
% of revenue	3%	1%
Net income for the three months ended June 30, 2021, increased $8.9 million, or 144%, compared to the three months ended June 30, 2020. This increase was the result of the factors discussed above, in particular, a $9.9 million increase in income from operations partially offset by a $0.5 million decrease in financial expense and a $(1.5) million increase in provision for income taxes compared to the three months ended June 30, 2020.
Six months ended June 30, 2021 compared to the six months ended June 30, 2020

	Six Months Ended		% change
	June 30, 2021	June 30, 2020	2021 vs 2020

	(in thousands, except percentages)
Net income	$38,479	22,578	70%
% of revenue	4%	2%
Net income for the six months ended June 30, 2021, increased $15.9 million, or 70%, compared to the six months ended June 30, 2020. This increase was the result of the factors discussed above, in particular, a $20.4 million increase in income from operations partially offset by a $0.1 million decrease in financial expense and a $(4.6) million increase in provision for income taxes compared to the six months ended June 30, 2020.

Liquidity and Capital Resources
Our principal sources of liquidity are our cash and cash equivalents and cash generated from operating activities. We have never declared or paid any cash dividends on our ordinary shares. We do not anticipate paying cash dividends on our equity securities in the foreseeable future. In 2018, we completed an $80 million share repurchase program. In July 2019, the Board of Directors authorized a new share repurchase program of up to $80 million of the Company’s outstanding American Depositary Shares, which we completed in February 2020. In April 2020, the Board of Directors authorized a new share repurchase program of up to $30 million of the Company's outstanding American Depositary Shares, which we completed in July 2020. In February 2021, the Board of Directors approved a new, long-term share repurchase program of up to $100 million of the Company's outstanding American Depositary Shares, for which the duration is estimated to be until November, 2021. Other than these repurchase programs, we intend to retain all available funds from any future earnings to fund our growth. As discussed in Note 14 to the unaudited condensed consolidated financial statements in Item 1 to this Form 10-Q, we are party to several loan agreements and revolving credit facilities with third-party financial institutions.
Our cash and cash equivalents are invested primarily in demand deposit accounts that currently provide only a minimal return. Our cash and cash equivalents at June 30, 2021 were held for working capital and general corporate purposes, which could include acquisitions, and amounted to $489.5 million as of June 30, 2021. The $1.5 million increase in cash and cash equivalents compared with December 31, 2020 primarily resulted from $103.7 million in cash from operating activities, partially offset by $(56.8) million in cash used for investing activities and $(27.4) million in cash used for financing activities over the period. The cash used for financing activities was mainly related to $(34.9) million in cash used for the share repurchase programs, offset by a $9.6 million in proceeds from a capital increase following the exercises of stock options. In addition, the increase in cash includes an $(18.0) million negative impact of changes in foreign exchange rates on our cash position over the period. We do not enter into investments for trading or speculative purposes. Our policy is to invest any cash in excess of our immediate requirements in investments designed to preserve the principal balance and provide liquidity. Accordingly, our cash and cash equivalents are invested primarily in demand deposit accounts that are currently providing only a minimal return.
Furthermore, the Company has immediate access to an additional €350 million from the Revolving Credit Facility, which, combined with our cash position, marketable securities and treasury shares as of June 30, 2021, provides total liquidity in excess of $1.0 billion. Overall, we believe that our current financial liquidity, combined with our expected cash-flow generation in 2021, enables financial flexibility.
Operating and Capital Expenditure Requirements
For the six months ended June 30, 2021 and 2020, our capital expenditures were $26.9 million and $30.3 million, respectively. During the six months ended June 30, 2021, these capital expenditures were primarily related to the acquisition of data center and server equipment, and IT systems. We expect our capital expenditures to remain at, or slightly above, 3% of revenue for 2021, as we plan to continue to build and maintain additional data center equipment capacity in all regions and significantly increase our redundancy capacity to strengthen our infrastructure.
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

Historical Cash Flows
The following table sets forth our cash flows for the six month period ended June 30, 2021 and June 30, 2020:

	Six Months Ended
	June 30, 2021	June 30, 2020

	(in thousands)
Cash from operating activities	$103,722	$90,120
Cash used for investing activities	$(56,814)	$(50,618)
Cash (used for) from financing activities	$(27,374)	$120,097
Operating Activities
Cash from operating activities is primarily impacted by the increase in the number of clients using our solutions and by the amount of cash we invest in personnel to support the anticipated growth of our business. Cash from operating activities has typically been generated from net income and by changes in our operating assets and liabilities, particularly in the areas of accounts receivable, accounts payable and accrued expenses, adjusted for certain non-cash and non-operating items such as depreciation, amortization and share-based compensation, deferred tax assets and income taxes.
For the six months ended June 30, 2021, net cash provided by operating activities was $103.7 million and consisted of net income of $38.5 million, $65.9 million in adjustments for certain non-cash and non-operating items and changes in working capital of $(0.7) million. Adjustments for certain non-operating items primarily consisted of depreciation and amortization expense of $42.4 million, equity awards compensation expense of $18.9 million, $4.0 million on disposal of non-current assets and $2.3 million changes in deferred tax assets, partially offset by a $(1.7)million change in income taxes. The $(0.7) million decrease in cash used for changes in working capital primarily consisted of a $26.2 million decrease in trade receivables, partially offset by a $(5.2) million increase in other current assets including prepaid expenses and value-added tax ("VAT") receivables, a $(0.7) million change in lease liabilities and right of use assets, a $(19.9) million decrease in trade payables, and a $(1.1) million decrease in other current liabilities such as payroll and payroll related expenses and VAT payables and change in fair value of derivatives.
Investing Activities
Our investing activities to date have consisted primarily of purchases of servers and other data-center equipment. For the six months ended June 30, 2021, net cash used for investing activities was $56.8 million and primarily consisted of $26.9 million in capital expenditures, mainly comprised of purchases of servers and other data-center equipment and capitalized costs, a $20.3 million change in other non-current financial assets resulting from the investments in Marketable Securities and a $9.6 million payment net of cash acquired for the Mabaya acquisition.
Financing Activities
For the six months ended June 30, 2021, net cash used for financing activities was $27.4 million, resulting mainly from a $34.9 million payment for our share repurchase program, a $0.7 million change in other financial liabilities and a $1.3 million repayment of borrowings partially offset by $9.6 million of proceeds from capital increase following the exercises of stock options.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Market Risk

We are mainly exposed to foreign currency exchange rate fluctuations. There have been no material changes to our exposure to market risk during the six months ended June 30, 2021.

For a description of our foreign exchange risk, please see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - B. Liquidity and Capital Resources" in our Annual Report on Form 10-K for the year ended December 31, 2020.
A hypothetical 10% increase or decrease of the Pound Sterling, the Euro, the Japanese yen or the Brazilian real against the U.S. dollar would have impacted the Condensed Consolidated Statements of Income as follows:

	Six Months Ended
	June 30, 2021		June 30, 2020

	(in thousands)
GBP/USD	+10%	-10%	+10%	-10%
Net income impact	$(193)	$193	$(108)	$108

	Six Months Ended
	June 30, 2021		June 30, 2020

	(in thousands)
BRL/USD	+10%	-10%	+10%	-10%
Net income impact	$97	$(97)	$(31)	$31

	Six Months Ended
	June 30, 2021		June 30, 2020

	(in thousands)
JPY/USD	+10%	-10%	+10%	-10%
Net income impact	$246	$(246)	$287	$(287)

	Six Months Ended
	June 30, 2021		June 30, 2020

	(in thousands)
EUR/USD	+10%	-10%	+10%	-10%
Net income impact	$4,811	$(4,811)	$4,885	$(4,885)

Credit Risk and Trade receivables
For a description of our credit risk and trade receivables, please see "Note 3. Financial instruments" and "Note 4. Trade Receivables" in the Notes to the Consolidated Financial Statements.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Based on their evaluation as of June 30, 2021, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective to provide reasonable assurance that (i) the information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and (ii) such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Limitation on Effectiveness of Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within Criteo have been detected. These inherent limitations include the realities that judgments in decision making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies and procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error of fraud may occur and may not be detected.

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

Item 1A. Risk Factors.

You should carefully consider the risks described under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020 and in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2021. These risks and uncertainties are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, also may become important factors that affect us. If any such risks materialize, our business, financial condition and results of operations could be materially harmed and the trading price of our American Depositary Shares could decline. These risks are not exclusive and additional risks and uncertainties that we are unaware of, or that we currently believe are not material, also may become important factors that affect us. There have been no material changes to the Risk Factors described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 and in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Purchases of Equity Securities by the issuer and Affiliated Purchasers
The following table provides certain information with respect to our purchases of our ADSs during the second fiscal quarter of 2021:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs(1)
April 1 to 30, 2021	310,494	$36.99	310,494	$83,582,141.50
May 1 to 31, 2021	295,552	$37.26	295,552	$72,566,730.44
June 1 to 30, 2021	187,486	$39.97	187,486	$65,070,860.08
Total	793,532	$38.07	793,532	—
(1) On February 5, 2021, Criteo's Board of Directors authorized a share repurchase program of up to $100.0 million of the Company's outstanding American Depositary Shares. The Company intends to use repurchased shares to satisfy employee equity plan vesting in lieu of issuing new shares, and potentially in connection with M&A transactions. The repurchase program commenced in March 2021 and will in the duration is estimated to be until November 2021.
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

CRITEO S.A.
(Registrant)

	By:	/s/ Sarah Glickman
Date: August 4, 2021	Name:	Sarah Glickman
	Title:	Chief Financial Officer
(Principal financial officer and duly authorized signatory)