Form 10-Q
period 2021-09-30
Criteo S.A.
filed 2021-11-03
CIK 1576427

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended September 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes  ☐      No ☒
          As of October 29, 2021, the registrant had 60,722,263 ordinary shares, nominal value €0.025 per share, outstanding.

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
Special Note Regarding Forward-Looking Statements
    This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are based on our management’s beliefs and assumptions and on information currently available to our management. All statements other than present and historical facts and conditions contained in this Form 10-Q, including statements regarding our future results of operations and financial position, business strategy, plans and objectives for future operations, are forward-looking statements. When used in this Form 10-Q, the words “anticipate,” “believe,” “can,” “could,” “estimate,” “expect,” “intend,” “is designed to,” “may,” “might,” “plan,” “potential,” “predict,” “objective,” “should,” or the negative of these and similar expressions identify forward-looking statements. Forward-looking statements include, but are not limited to, statements about:
•the ongoing effect of the COVID-19 pandemic, including its macroeconomic effects, on our business, operations, and financial results, and the effect of governmental restrictions and regulations on our operations and processes;
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

    You should also refer to Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2020, and to Part II, Item 1A "Risk Factors" of our subsequent quarterly reports on Form 10-Q for a discussion of important factors that may cause our actual results to differ materially from those expressed or implied by our forward-looking statements. As a result of these factors, we cannot assure you that the forward-looking statements in this Form 10-Q will prove to be accurate. Furthermore, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified time frame or at all. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.
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

PART I
Item 1. Financial Statements
CRITEO S.A. CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION (UNAUDITED)

	Notes	September 30, 2021	December 31, 2020
		(in thousands)
Assets
Current assets:
Cash and cash equivalents	3	$497,458	$488,011
Trade receivables, net of allowances of $44.7 million and $39.9 million at September 30, 2021 and December 31, 2020, respectively	4	439,493	474,055
Income taxes		14,276	11,092
Other taxes		75,214	69,987
Other current assets	5	23,185	21,405
Marketable securities - current portion	3	46,311	—
Total current assets		1,095,937	1,064,550
Property, plant and equipment, net		150,112	189,505
Intangible assets, net		89,288	79,744
Goodwill		330,561	325,805
Right of use assets - operating lease	7	117,273	114,012
Marketable securities - non current portion	3	10,000	41,809
Non-current financial assets		7,371	18,109
Deferred tax assets		13,951	19,876
Total non-current assets		718,556	788,860
Total assets		$1,814,493	$1,853,410

Liabilities and shareholders' equity
Current liabilities:
Trade payables	3	$349,985	$367,025
Contingencies	14	2,828	2,250
Income taxes		489	2,626
Financial liabilities - current portion	3	489	2,889
Lease liability - operating - current portion	7	31,309	48,388
Other taxes		53,249	58,491
Employee - related payables		72,679	85,272
Other current liabilities	6	38,818	33,390
Total current liabilities		549,846	600,331
Deferred tax liabilities		4,138	5,297
Defined benefit plans	8	6,167	6,167
Financial liabilities - non current portion	3	367	386
Lease liability - operating - non current portion	7	92,859	83,007
Other non-current liabilities		9,864	5,535
Total non-current liabilities		113,395	100,392
Total liabilities		663,241	700,723
Commitments and contingencies
Shareholders' equity:
Common shares, €0.025 par value, 66,315,019 and 66,272,106 shares authorized, issued and outstanding at September 30, 2021, and December 31, 2020, respectively.		2,162	2,161
Treasury stock, 5,544,527 and 5,632,536 shares at cost as of September 30, 2021 and December 31, 2020, respectively.		(122,390)	(85,570)
Additional paid-in capital		727,613	693,164
Accumulated other comprehensive income (loss)		(25,349)	16,028
Retained earnings		534,320	491,359
Equity-attributable to shareholders of Criteo S.A.		1,116,356	1,117,142
Non-controlling interests		34,896	35,545
Total equity		1,151,252	1,152,687
Total equity and liabilities		$1,814,493	$1,853,410

The accompanying notes form an integral part of these unaudited condensed consolidated financial statements.

CRITEO S.A.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

		Three Months Ended		Nine Months Ended
	Notes	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
		(in thousands, except share per data)

Revenue	9	$508,580	$470,345	$1,600,968	$1,411,335

Cost of revenue:
Traffic acquisition costs		(297,619)	(284,401)	(956,364)	(839,463)
Other cost of revenue		(34,935)	(34,608)	(107,011)	(102,328)

Gross profit		176,026	151,336	537,593	469,544

Operating expenses:
Research and development expenses		(33,345)	(30,954)	(106,957)	(99,716)
Sales and operations expenses		(75,619)	(83,659)	(235,724)	(244,414)
General and administrative expenses		(34,877)	(28,672)	(108,779)	(83,772)
Total operating expenses		(143,841)	(143,285)	(451,460)	(427,902)
Income from operations		32,185	8,051	86,133	41,642
Financial expense	11	(154)	(491)	(1,391)	(1,828)
Income before taxes		32,031	7,560	84,742	39,814
Provision for income taxes	12	(7,801)	(2,267)	(22,033)	(11,943)
Net income		$24,230	$5,293	$62,709	$27,871

Net income available to shareholders of Criteo S.A.		$23,481	$5,227	$60,691	$26,402
Net income available to non-controlling interests		$749	$66	$2,018	$1,469

Weighted average shares outstanding used in computing per share amounts:
Basic	13	60,873,594	60,080,598	60,759,613	61,059,345
Diluted	13	64,197,686	61,027,795	64,313,526	61,644,827

Net income allocated to shareholders per share:
Basic	13	$0.39	$0.09	$1.00	$0.43
Diluted	13	$0.37	$0.09	$0.94	$0.43
The accompanying notes form an integral part of these unaudited condensed consolidated financial statements.

CRITEO S.A.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
	(in thousands)

Net income	$24,230	$5,293	$62,709	$27,871
Foreign currency translation differences, net of taxes	(18,394)	25,660	(44,934)	21,312
Actuarial (losses) gains on employee benefits, net of taxes	25	(377)	683	—
Other comprehensive income (loss)	$(18,369)	$25,283	$(44,251)	$21,312
Total comprehensive income	$5,861	$30,576	$18,458	$49,183
Attributable to shareholders of Criteo S.A.	$5,569	$29,866	$19,314	$46,849
Attributable to non-controlling interests	$292	$710	$(856)	$2,334
The accompanying notes form an integral part of these unaudited condensed consolidated financial statements.

CRITEO S.A.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)

	Share capital		Treasury Stock		Additional paid-in capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Equity - attributable to shareholders of Criteo S.A.	Non controlling interest	Total equity
	Common shares		Shares
	(in thousands, except share amounts )
Balance at December 31, 2019	66,197,181	$2,158	(3,903,673)	$(74,900)	$668,389	$(40,105)	$451,725	$1,007,267	$30,721	$1,037,988
Net income	—	—	—	—	—	—	15,459	15,459	969	16,428
Other comprehensive income (loss)	—	—	—	—	—	(14,178)	—	(14,178)	(20)	(14,198)
Issuance of ordinary shares	5,700	—	—	—	39	—	—	39	—	39
Change in treasury stocks	—	—	(629,977)	(4,934)	—	—	(13,305)	(18,239)	—	(18,239)
Share-Based Compensation	—	—	—	—	8,082	—	—	8,082	49	8,131
Other changes in equity (*)	—	—	—	—	—	—	(3,399)	(3,399)	(142)	(3,541)
Balance at March 31, 2020	66,202,881	$2,158	(4,533,650)	$(79,834)	$676,510	$(54,283)	$450,480	$995,031	$31,577	$1,026,608
Net income	—	—	—	—	—	—	5,716	5,716	434	6,150
Other comprehensive income (loss)	—	—	—	—	—	9,986	—	9,986	241	10,227
Issuance of ordinary shares	2,000	—	—	—	13	—	—	13	—	13
Change in treasury stocks	—	—	(1,055,758)	(10,880)	—	—	(3,981)	(14,861)	—	(14,861)
Share-Based Compensation	—	—	—	—	6,765	—	—	6,765	39	6,804
Other changes in equity	—	—	—	—	—	—	32	32	24	56
Balance at June 30, 2020	66,204,881	$2,158	(5,589,408)	$(90,714)	$683,288	$(44,297)	$452,247	$1,002,682	$32,315	$1,034,997
Net income	—	—	—	—	—	—	5,227	5,227	66	5,293
Other comprehensive income (loss)	—	—	—	—	—	24,639	—	24,639	644	25,283
Issuance of ordinary shares	35,150	—	—	—	167	—	—	167	—	167
Change in treasury stocks	—	—	(399,850)	(5,636)	—	—	(4,851)	(10,487)	—	(10,487)
Share-Based Compensation	—	—	—	—	6,391	—	—	6,391	67	6,458
Other changes in equity (**)	(156,859)	(3)	—	3,900	(4,005)	—	309	201	—	201
Balance at September 30, 2020	66,083,172	$2,155	(5,989,258)	$(92,450)	$685,841	$(19,658)	$452,932	$1,028,820	$33,092	$1,061,912
(*) From January 1, 2020, we adopted ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost issued by the Financial Accounting Standards Board (FASB).
(**) Deferred consideration in the context of Storetail Marketing SAS acquisition in 2018.

	Share capital		Treasury Stock		Additional paid-in capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Equity - attributable to shareholders of Criteo S.A.	Non controlling interest	Total equity
	Common shares		Shares
	(in thousands, except share amounts )
Balance at December 31, 2020	66,272,106	$2,161	(5,632,536)	$(85,570)	$693,164	$16,027	$491,359	$1,117,142	$35,545	$1,152,687
Net income	—	—	—	—	—	—	22,406	22,406	1,044	23,450
Other comprehensive income (loss)	—	—	—	—	—	(33,852)	—	(33,852)	(2,502)	(36,354)
Issuance of ordinary shares	119,800	3	—	—	2,148	—	—	2,151	—	2,151
Change in treasury stocks(*)	—	—	34,935	(1,693)	—	—	(3,237)	(4,930)	—	(4,930)
Share-Based Compensation	—	—	—	—	6,710	—	—	6,710	50	6,760
Balance at March 31, 2021	66,391,906	$2,164	(5,597,601)	$(87,263)	$702,022	$(17,825)	$510,528	$1,109,626	$34,137	$1,143,763
Net income	—	—	—	—	—	—	14,804	14,804	225	15,029
Other comprehensive income (loss)	—	—	—	—	—	10,387	—	10,387	85	10,472
Issuance of ordinary shares	305,454	9	—	—	7,568	—	—	7,577	—	7,577
Change in treasury stocks	—	—	(482,407)	(24,560)	—	—	(5,439)	(29,999)	—	(29,999)
Share-Based Compensation	—	—	—	—	11,172	—	—	11,172	55	11,227
Balance at June 30, 2021	66,697,360	$2,173	(6,080,008)	$(111,823)	$720,762	$(7,438)	$519,893	$1,123,567	$34,502	$1,158,069
Net income	—	—	—	—	—	—	23,481	23,481	749	24,230
Other comprehensive income (loss)	—	—	—	—	—	(17,911)	—	(17,911)	(458)	(18,369)
Issuance of ordinary shares	(382,341)	16	—	—	12,167	—	—	12,183	—	12,183
Change in treasury stocks	—	(27)	535,481	(10,567)	(18,036)	—	(9,054)	(37,684)	—	(37,684)
Share-Based Compensation	—	—	—	—	12,720	—	—	12,720	103	12,823
Balance at September 30, 2021	66,315,019	$2,162	(5,544,527)	$(122,390)	$727,613	$(25,349)	$534,320	$1,116,356	$34,896	$1,151,252
(*) On February 5, 2021, Criteo's Board of Directors authorized a share repurchase program of up to $100.0 million of the Company's outstanding American Depositary Shares. The change in treasury stocks is comprised of 1,923,860 shares repurchased at an average price of $37.9 offset by 1,144,982 treasury shares used for RSUs vesting and 866,887 treasury shares cancelled.
The accompanying notes form an integral part of these unaudited condensed consolidated financial statements.

CRITEO S.A.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended
	September 30, 2021	September 30, 2020
	(in thousands)
Net income	$62,709	$27,871
Non-cash and non-operating items	103,573	105,742
- Amortization and provisions	67,919	79,631
- Net gain or (loss) on disposal of non-current assets	4,694	2,734
- Equity awards compensation expense (1)	32,174	22,465
- Change in deferred taxes	4,568	(7,697)
- Change in income taxes	(5,820)	7,411
- Other	38	1,198
Changes in working capital related to operating activities	(11,381)	7,663
- (Increase) / Decrease in trade receivables	16,654	122,529
- Increase / (Decrease) in trade payables	(5,693)	(95,303)
- (Increase) / Decrease in other current assets	(12,710)	2,288
- Increase/ (Decrease) in other current liabilities	(5,774)	(20,145)
- Change in operating lease liabilities and right of use assets	(3,858)	(1,706)
Cash from operating activities	154,901	141,276
Acquisition of intangible assets, property, plant and equipment	(44,383)	(57,037)
Change in accounts payable related to intangible assets, property, plant and equipment	1,518	13,870
Payment for a business, net of cash acquired	(9,527)	(3)
Change in other non-current financial assets	(13,803)	(20,629)
Cash used for investing activities	(66,195)	(63,799)
Proceeds from borrowings under line-of-credit agreement	—	157,503
Repayment of borrowings	(1,262)	(181)
Proceeds from exercise of stock options	21,688	101
Repurchase of treasury stocks	(72,611)	(43,655)
Change in other financial liabilities	(3,636)	(2,010)
Cash (used for) from financing activities	(55,821)	111,758
Effect of exchange rates changes on cash and cash equivalents	(23,438)	18,746
Net increase in cash and cash equivalents	9,447	207,981
Net cash and cash equivalents at beginning of period	488,011	418,763
Net cash and cash equivalents at end of period	$497,458	$626,744

Supplemental disclosures of cash flow information
Cash paid for taxes, net of refunds	(23,285)	(12,229)
Cash paid for interest	(1,139)	(819)
(1) Of which $30.8 million and $21.4 million of equity awards compensation expense consisted of share-based compensation expense according to ASC 718 Compensation - stock compensation for the nine months ended September 30, 2021 and 2020, respectively.

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

Conformity with U.S. GAAP requires the use of estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses in the condensed consolidated financial statements and accompanying notes. We base our estimates and judgments on historical information and on various other assumptions that we believe are reasonable under the circumstances. Our actual results may differ from these estimates. U.S. GAAP requires us to make estimates and judgments in several areas, including, but not limited to: (1) revenue recognition criteria, (2) allowances for credit losses, (3) research tax credits, (4) income taxes, including (i) recognition of deferred tax assets arising from the subsidiaries projected taxable profit for future years, (ii) evaluation of uncertain tax positions associated with our transfer pricing policy and (iii) recognition of income tax position in respect with tax reforms recently enacted in countries we operate, (5) assumptions used in valuing acquired assets and assumed liabilities in business combinations, (6) assumptions used in the valuation of goodwill, intangible assets and right of use assets - operating lease, and (7) assumptions used in the valuation model to determine the fair value of share-based compensation plan.
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

Effective January 1, 2021, we have adopted the FASB ASU No. 2018-14, Compensation - Retirement Benefits - Defined Benefit Plans - General. The purpose of this update is to modify disclosure requirements for Defined Benefit Plans. It removes requirements to disclose the amounts in accumulated other comprehensive income expected to be recognized as components of net periodic benefit cost over the next fiscal year among others. It adds disclosure requirements for the items such as an explanation of the reasons for significant gains and losses related to changes in the benefit obligation for the period. The adoption of this new standard did not have a material impact on our consolidated financial statements.

Recent Accounting Pronouncements
Accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s Consolidated Financial Statements upon adoption.

Note 2. Significant Events and Transactions of the Period

Restructuring

On February 1, 2021, the Company announced a plan to restructure its workforce across functions and regions to better align with the Company's evolution. We expect the plan will be completed by the end of 2021. The Company recorded $4.6 million of restructuring charges for severance related to this plan during the nine months ended September 30, 2021. For the period ended September 30, 2021, $3.4 million was included in Sales and Operations expenses, $1.1 million was included in General and Administrative expenses and $0.1 million was included in Research and Development expenses.

The following table presents the breakdown of restructuring liability as of September 30, 2021, presented as part of employees related payables on the balance sheet:

(in thousands)
Restructuring liability - January 1, 2021	$510
Restructuring costs	4,637
Amount paid	(3,600)
Restructuring liability - September 30, 2021	1,547

Acquisition of Doobe In Site Ltd.
On May 18, 2021, we completed the acquisition of all of the outstanding shares of Doobe In Site Ltd. ("Mabaya"), a leading retail media technology company that powers sponsored products and retail media monetization for major ecommerce marketplaces globally. The total consideration paid was $9.9 million for the acquisition of shares. The acquisition was financed by available cash resources. The transaction has been accounted for as a business combination under the acquisition method of accounting. The purchase price allocation is in progress. A preliminary valuation of the fair value of Mabaya's assets acquired and liabilities assumed resulted in the identification of technology of $8.0 million, a $5.1 million employee related payable and a $2.5 million liability relating to a redemption fee payable to a governmental agency. Provisional goodwill amounted to $8.5 million, subject to post-closing purchase price adjustments. Once this valuation analysis is finalized, the estimate of the fair value of the assets acquired and liabilities assumed may be adjusted. The Company will finalize these amounts no later than one year from the acquisition date. In addition, acquisition costs amounting to $0.5 million were fully expensed as incurred.

Note 3. Financial Instruments
Financial assets
The maximum exposure to credit risk at the end of each reported period is represented by the carrying amount of financial assets and summarized in the following table:

	September 30, 2021	December 31, 2020
	(in thousands)
Trade receivables, net of allowances	439,493	474,055
Other taxes	75,214	69,987
Other current assets	23,185	21,405
Non-current financial assets	7,371	18,109
Marketable securities	56,311	41,809
Total	$601,574	$625,365

For our financial assets, other than trade receivables, net of allowances, the fair value approximates the carrying amount, given the nature of the financial assets and the maturity of the expected cash flows.

Financial Liabilities

	September 30, 2021	December 31, 2020
	(in thousands)
Trade payables	$349,985	$367,025
Other taxes	53,249	58,491
Employee-related payables	72,679	85,272
Other current liabilities	38,818	33,390
Financial liabilities	856	3,275
Total	$515,587	$547,453

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

	September 30, 2021	December 31, 2020

	(in thousands)
Derivative Liabilities:
Included in financial liabilities - current portion	$(155)	$925

The fair value of derivative financial instruments approximates the notional amount, given the nature of the derivative financial instruments and the maturity of the expected cash flows.

Cash and Cash Equivalents
The following table presents for each reporting period, the breakdown of cash and cash equivalents:

	September 30, 2021	December 31, 2020

	(in thousands)
Cash equivalents	$116,834	$162,457
Cash on hand	380,624	325,554
Total cash and cash equivalents	$497,458	$488,011

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

Marketable Securities
The following table presents for each reporting period, the breakdown of the fair value of marketable securities:

	September 30, 2021	December 31, 2020

	(in thousands)
Securities Available-for-sale
Term Deposits	$23,158	$24,538
Securities Held-to-maturity
Term Deposits	$33,153	$17,271
Total	$56,311	$41,809

The gross unrealized gains on our marketable securities were not material as of September 30, 2021.
Term deposits are considered a level 2 financial instrument as they are measured using valuation techniques based on observable market data.
The following table classifies our marketable securities by contractual maturities:

	Held-to-maturity	Available-for-sale
	September 30, 2021

	(in thousands)
Due in one year	$23,153	$23,158
Due in one to five years	$10,000	$—
Total	$33,153	$23,158

Note 4. Trade Receivables
The following table shows the breakdown in trade receivables net book value for the presented periods:

	September 30, 2021	December 31, 2020

	(in thousands)
Trade accounts receivables	$484,223	$513,954
(Less) Allowance for credit losses	(44,730)	(39,899)
Net book value at end of period	$439,493	$474,055
Changes in allowance for credit accounts are summarized below:

	2021	2020

	(in thousands)
Balance at January 1	$(39,899)	$(16,068)
Allowance for credit losses through retained earnings (*)	—	(3,503)
Allowance for credit losses	(9,765)	(26,465)
Reversal of provision	3,895	7,944
Currency translation adjustment	1,039	(185)
Balance at September 30	$(44,730)	$(38,277)
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
We write off accounts receivable balances once the receivables are no longer deemed collectible. During the nine month period ended September 30, 2021, and September 30, 2020, the Company recovered $2.0 million, and $2.8 million, respectively, previously reserved for, and accounted for this as a reversal of provision.
As of September 30, 2021 and December 31, 2020 no customer accounted for 10% or more of trade receivables.

Note 5. Other Current Assets
The following table shows the breakdown in other current assets net book value for the presented periods:

	September 30, 2021	December 31, 2020

	(in thousands)
Prepayments to suppliers	$8,151	$5,613
Other debtors	4,785	5,991
Prepaid expenses	10,249	9,801
Net book value at end of period	$23,185	$21,405
Prepaid expenses mainly consist of costs related to SaaS arrangements.

Note 6. Other Current Liabilities
Other current liabilities are presented in the following table:

	September 30, 2021	December 31, 2020

	(in thousands)
Current liabilities to clients	$15,144	$12,234
Rebates	16,080	14,433
Accounts payable relating to capital expenditures	4,056	4,721
Other creditors	3,158	1,918
Deferred revenue	380	84
Total	$38,818	$33,390

Note 7. Leases
The components of lease expense are as follows:

	Three Months Ended
	September 30, 2021			September 30, 2020
	Offices	Data Centers	Total	Offices	Data Centers	Total
	(in thousands)
Lease expense	$2,383	$5,703	$8,086	$6,969	$7,199	$14,168
Short term lease expense	141	26	167	115	—	115
Variable lease expense	63	66	129	307	22	329
Sublease income	(233)	—	(233)	(338)	—	(338)
Total operating lease expense	$2,354	$5,795	$8,149	$7,053	$7,221	$14,274

	Nine Months Ended
	September 30, 2021			September 30, 2020
	Offices	Data Centers	Total	Offices	Data Centers	Total
	(in thousands)
Lease expense	$15,800	$18,561	$34,361	$20,770	$20,519	$41,289
Short term lease expense	342	40	382	332	—	332
Variable lease expense	307	268	575	320	110	430
Sublease income	(709)	—	(709)	(514)	—	(514)
Total operating lease expense	$15,740	$18,869	$34,609	$20,908	$20,629	$41,537

Note 8. Employee Benefits

Defined Benefit Plans
According to the French law and the Syntec Collective Agreement, French employees are entitled to compensation paid on retirement.
The following table summarizes the changes in the projected benefit obligation:

Projected benefit obligation
(in thousands)
Projected benefit obligation present value at January 1, 2020	$8,485
Service cost	2,232
Interest cost	95
Actuarial losses (gains)	(5,214)
Currency translation adjustment	569
Projected benefit obligation present value at December 31, 2020	$6,167
Service cost	1,005
Interest cost	38
Actuarial losses (gains)	(683)
Currency translation adjustment	(360)
Projected benefit obligation present value at September 30, 2021	$6,167
The Company does not hold any plan assets for any of the periods presented.
The main assumptions used for the purposes of the actuarial valuations are listed below:

	Nine Months Ended	Year ended
	September 30, 2021	December 31, 2020
Discount rate (Corp AA)	1.25%	0.85%
Expected rate of salary increase	5%	5%
Expected rate of social charges	49% - 50%	49% - 50%
Expected staff turnover	—% - 17.8%	—% - 17.8%
Estimated retirement age	Progressive table	Progressive table
Life table	TH-TF 2000-2002 shifted	TH-TF 2000-2002 shifted

Defined Contribution Plans
The total expense represents contributions payable to these plans by us at specified rates.
In some countries, the Group’s employees are eligible for pension payments and similar financial benefits. The Group provides these benefits via defined contribution plans. Under defined contribution plans, the Group has no obligation other than to pay the agreed contributions, with the corresponding expense charged to income for the year. The main contributions concern France, the United States (for 401k plans), and the United Kingdom.

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
	(in thousands)
Defined contributions plans included in personnel expenses	$(3,638)	$(3,637)	$(12,638)	$(11,508)

Note 9. Revenue

Disaggregation of revenue
The following table presents our disaggregated revenues:

	Marketing Solutions	Retail Media	Total
For the three months ended	(in thousands)

September 30, 2021	$458,622	$49,958	$508,580
September 30, 2020	$412,126	$58,219	$470,345

	Marketing Solutions	Retail Media	Total
For the nine months ended	(in thousands)

September 30, 2021	$1,429,277	$171,691	$1,600,968
September 30, 2020	$1,263,169	$148,166	$1,411,335

Note 10. Share-Based Compensation
The board of directors has been authorized by the general meeting of the shareholders to grant employee warrants (Bons de Souscription de Parts de Créateur d’Entreprise or "BSPCEs"), share options (Options de Souscription d'Actions or "OSAs"), restricted share units ("RSUs") and non-employee warrants (Bons de Souscription d'Actions or "BSAs").
During the nine months ended September 30, 2021, there were five grants of RSUs under the Employee Share Option Plan 13 as defined in Note 19 to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2020.
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
On July 29, 2021, 75,080 RSUs were granted to Criteo employees subject to continued employment.
There have been no changes in the vesting and method of valuation of the BSPCEs, OSAs, RSUs, or BSAs from what was disclosed in Note 19 to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on February 26, 2021.

Change in number of outstanding BSPCE / OSA / RSU / BSA

	OSA/BSPCE	RSU/PSU	BSA	Total
Balance at January 1, 2021	2,102,158	4,954,091	343,775	7,400,024
Granted	—	2,331,639	—	2,331,639
Exercised (OSA/BSPCE/BSA)	(898,627)	—	—	(898,627)
Vested (RSU)	—	(1,118,523)	—	(1,118,523)
Forfeited	(389,149)	(464,052)	—	(853,201)
Expired	—	—	—	—
Balance at September 30, 2021	814,382	5,703,155	343,775	6,861,312

Breakdown of the Closing Balance

	OSA/BSPCE	RSU	BSA
Number outstanding	814,382	5,703,155	343,775
Weighted-average exercise price	€19.82	NA	€15.12
Number vested	458,600	—	343,775
Weighted-average exercise price	€24.38	NA	€15.12
Weighted-average remaining contractual life of options outstanding, in years	6.07	NA	6.04

Reconciliation with the Unaudited Consolidated Statements of Income

	Three Months Ended
	September 30, 2021				September 30, 2020
	(in thousands)
	R&D	S&O	G&A	Total	R&D	S&O	G&A	Total
RSUs	$(4,858)	$(3,818)	$(3,931)	$(12,607)	$(3,333)	$(2,957)	$(595)	$(6,885)
Share options / BSPCE	—	(58)	(157)	(215)	—	(233)	661	428
Total share-based compensation	(4,858)	(3,876)	(4,088)	(12,822)	(3,333)	(3,190)	66	(6,457)
BSAs	—	—	(467)	(467)	—	—	(346)	(346)
Total equity awards compensation expense	$(4,858)	$(3,876)	$(4,555)	$(13,289)	$(3,333)	$(3,190)	$(280)	$(6,803)

	Nine Months Ended
	September 30, 2021				September 30, 2020
	(in thousands)
	R&D	S&O	G&A	Total	R&D	S&O	G&A	Total
RSUs	$(11,572)	$(9,026)	$(9,402)	$(30,000)	$(7,771)	$(8,092)	$(5,168)	$(21,031)
Share options / BSPCE	—	(240)	(568)	(808)	—	(288)	(73)	(361)
Total share-based compensation	(11,572)	(9,266)	(9,970)	(30,808)	(7,771)	(8,380)	(5,241)	(21,392)
BSAs	—	—	(1,366)	(1,366)	—	—	(1,073)	(1,073)
Total equity awards compensation expense	$(11,572)	$(9,266)	$(11,336)	$(32,174)	$(7,771)	$(8,380)	$(6,314)	$(22,465)

Note 11. Financial Income and Expenses
The condensed consolidated statements of income line item “Financial income (expense)” can be broken down as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
	(in thousands)

Financial income from cash equivalents	$179	$108	$505	$551
Interest and fees	(445)	(677)	(1,491)	(1,920)
Interest on debt	(361)	(437)	(1,242)	(1,455)
Fees	(84)	(240)	(249)	(465)
Foreign exchange gain (loss)	952	107	(367)	(389)
Other financial expense	(840)	(29)	(38)	(70)
Total financial expense	$(154)	$(491)	$(1,391)	$(1,828)
The $0.2 million and the $1.4 million financial expenses for the three and nine month periods ended September 30, 2021, respectively, were driven by the up-front fees amortization, the non-utilization costs, the financial expense relating to our available Revolving Credit Facility ("RCF") financing and the recognition of a negative impact of foreign exchange reevaluations net of related hedging. At September 30, 2021, our exposure to foreign currency risk was centralized at Criteo S.A. and hedged using foreign currency swaps or forward purchases or sales of foreign currencies.

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
The condensed consolidated statements of income line item “Provision for income taxes” can be broken down as follows:

	Nine Months Ended
	September 30, 2021	September 30, 2020
	(in thousands)
Current income tax	$(17,465)	$(19,640)
Net change in deferred taxes	(4,568)	7,697
Provision for income taxes	$(22,033)	$(11,943)

For the nine months ended September 30, 2021 and September 30, 2020, we used an annual estimated tax rate of 26% and 30%, respectively, to calculate the provision for income taxes.
Current tax assets and liabilities
The total amount of current tax assets and liabilities consists mainly of prepayments of income taxes and credits of Criteo S.A, Criteo Corp, and Criteo GmbH.

Note 13. Earnings Per Share
Basic Earnings Per Share
We calculate basic earnings per share by dividing the net income for the period attributable to shareholders of the Parent by the weighted average number of shares outstanding.

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Net income attributable to shareholders of Criteo S.A.	$23,481	$5,227	$60,691	$26,402
Weighted average number of shares outstanding	60,873,594	60,080,598	60,759,613	61,059,345
Basic earnings per share	$0.39	$0.09	$1.00	$0.43
Diluted Earnings Per Share
We calculate diluted earnings per share by dividing the net income attributable to shareholders of the Parent by the weighted average number of shares outstanding plus any potentially dilutive shares not yet issued from share-based compensation plans (see Note 10). There were no other potentially dilutive instruments outstanding as of September 30, 2021 and September 30, 2020. Consequently, all potential dilutive effects from shares are considered.
For each period presented, a contract to issue a certain number of shares (i.e, share option, non-employee warrant, employee warrant ("BSPCE")) is assessed as potentially dilutive if it is “in the money” (i.e., the exercise or settlement price is lower than the average market price).

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Net income attributable to shareholders of Criteo S.A.	$23,481	$5,227	$60,691	$26,402
Weighted average number of shares outstanding of Criteo S.A.	60,873,594	60,080,598	60,759,613	61,059,345
Dilutive effect of :
Restricted share awards ("RSUs")	2,865,581	811,136	3,074,241	440,835
Share options and BSPCE	334,028	128,291	375,211	133,865
Share warrants	124,483	7,770	104,461	10,782
Weighted average number of shares outstanding used to determine diluted earnings per share	64,197,686	61,027,795	64,313,526	61,644,827
Diluted earnings per share	$0.37	$0.09	$0.94	$0.43
The weighted average number of securities that were anti-dilutive for diluted EPS for the periods presented but which could potentially dilute EPS in the future are as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020

Restricted share awards	—	428,949	396,937	2,284,562
Share options and BSPCE	—	140,513	—	93,675
Weighted average number of anti-dilutive securities excluded from diluted earnings per share	—	569,462	396,937	2,378,237

Note 14. Commitments and contingencies
Commitments
Revolving Credit Facilities, Credit Line Facilities and Bank Overdrafts
We are party to an RCF with a syndicate of banks which allows us to draw up to €350.0 million ($405.3 million).
We are also party to short-term credit lines and overdraft facilities with HSBC plc, BNP Paribas and LCL with an authorization to draw up to a maximum of €21.5 million ($24.9 million) in the aggregate under the short-term credit lines and overdraft facilities. As of September 30, 2021, we had not drawn on any of these facilities. Any loans or overdrafts under these short-term facilities bear interest based on the one month EURIBOR rate or three month EURIBOR rate. As these facilities are exclusively short-term credit and overdraft facilities, our banks have the ability to terminate such facilities on short notice.
Contingencies
Changes in provisions during the presented periods are summarized below:

	Provision for employee-related litigation	Other provisions	Total
	(in thousands)
Balance at January 1, 2021	$1,179	$1,071	$2,250
Increase	739	785	1,524
Provision used	(388)	—	(388)
Provision released not used*	(398)	—	(398)
Currency translation adjustments	(69)	(91)	(160)
Balance at September 30, 2021	$1,063	$1,765	$2,828
- of which current	1,063	1,765	2,828
*Due to changes in management's latest estimates
The amount of the provisions represents management’s latest estimate of the expected impact.

Regulatory matters

As indicated in our Annual Report on Form 10-K for the year ended December 31, 2020, in November 2018, Privacy International filed a complaint with certain data protection authorities, including France's Commission Nationale de l'Informatique et des Libertés ("CNIL"), against Criteo and a number of other similarly situated advertising technology companies, arguing that certain of these companies' practices do not comply with the European Union's General Data Protection Regulation ("GDPR"). In January 2020, CNIL opened a formal investigation into Criteo in response to this complaint, which is still ongoing as per CNIL’s notification to Criteo dated June 23, 2021, which notified the Company of the appointment of an investigator (rapporteur). There can be no assurance that actions by the Company will not be required as a result of the investigation. However, at the current phase of the investigation, due to the absence of any specific grievance or sanction and the lack of any legal grounds therefor, we consider this to be an unasserted claim for which an unfavorable outcome is only reasonably possible, and the amount of the potential loss cannot be reasonably estimated in accordance with "ASC 450 Contingencies”, therefore, we have not accrued a loss contingency.

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

	Americas	EMEA	Asia-Pacific	Total
For the three months ended:	(in thousands)

September 30, 2021	$204,428	$188,354	$115,798	$508,580
September 30, 2020	$204,618	$167,800	$97,927	$470,345
Revenue generated in France, the country of incorporation of the Parent, amounted to $33.5 million and $30.7 million for the three months ended September 30, 2021 and 2020, respectively.

	Americas	EMEA	Asia-Pacific	Total
For the nine months ended:	(in thousands)

September 30, 2021	$629,555	$609,753	$361,660	$1,600,968
September 30, 2020	$582,037	$517,535	$311,763	$1,411,335
Revenue generated in France amounted to $110.3 million and $90.0 million for the nine month ended September 30, 2021 and September 30, 2020, respectively.
Revenue generated in other significant countries where we operate is presented in the following table:

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
	(in thousands)
Americas
United States	$179,302	$185,547	$559,965	$528,453
EMEA
Germany	$49,927	$39,246	$156,574	$129,485
United Kingdom	$18,936	$21,597	$64,340	$63,274
Asia-Pacific
Japan	$72,437	$68,459	$231,440	$220,878

Other Information
For each reported period, non-current assets (corresponding to the net book value of tangible and intangible assets, excluding right of use assets related to lease agreements) are presented in the table below. The geographical information includes results from the locations of legal entities.

			Of which			Of which
	Holding	Americas	United States	EMEA	Asia-Pacific	Japan	Total
(in thousands)

September 30, 2021	$112,974	$78,950	$78,093	$14,071	$33,405	$13,060	$239,400
December 31, 2020	$135,516	$93,389	$93,030	$8,746	$31,598	$20,532	$269,249

Note 16. Related Parties
There were no significant related-party transactions during the period nor any change in the nature of the transactions as described in Note 24 to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

Note 17. Subsequent Events
The Company evaluated all subsequent events that occurred after September 30, 2021 through the date of issuance of the unaudited condensed consolidated financial statements and determined there are no significant events that require adjustments or disclosure.

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

Adjusted Net Income is our net income adjusted to eliminate the impact of equity awards compensation expense, amortization of acquisition-related intangible assets, restructuring related and transformation costs and, acquisition-related costs, and the tax impact of these adjustments. Adjusted Net Income and Adjusted Net Income per diluted share are key measures used by our management and board of directors to evaluate operating performance, generate future operating plans and make strategic decisions regarding the allocation of capital. In particular, we believe that by eliminating equity awards compensation expense, amortization of acquisition-related intangible assets, restructuring related and transformation costs and, acquisition-related costs and the tax impact of these adjustments, Adjusted Net Income and Adjusted Net Income per diluted share can provide useful measures for period-to-period comparisons of our business. Accordingly, we believe that Adjusted Net Income and Adjusted Net Income per diluted share provide useful information to investors and the market generally in understanding and evaluating our results of operations in the same manner as our management and board of directors.

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

Condensed Consolidated Statements of Income Data (Unaudited):

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
	(in thousands, except share and per share data)

Revenue	$508,580	$470,345	$1,600,968	$1,411,335

Cost of revenue (1)
Traffic acquisition costs	(297,619)	(284,401)	(956,364)	(839,463)
Other cost of revenue	(34,935)	(34,608)	(107,011)	(102,328)
Gross profit	176,026	151,336	537,593	469,544

Operating expenses
Research and development expenses (1)	(33,345)	(30,954)	(106,957)	(99,716)
Sales and operations expenses (1)	(75,619)	(83,659)	(235,724)	(244,414)
General and administrative expenses (1)	(34,877)	(28,672)	(108,779)	(83,772)
Total operating expenses	(143,841)	(143,285)	(451,460)	(427,902)
Income from operations	32,185	8,051	86,133	41,642
Financial expense	(154)	(491)	(1,391)	(1,828)
Income before taxes	32,031	7,560	84,742	39,814
Provision for income taxes	(7,801)	(2,267)	(22,033)	(11,943)
Net income	$24,230	$5,293	$62,709	$27,871
Net income available to shareholders of Criteo S.A.	$23,481	$5,227	$60,691	$26,402
Net income allocated to shareholders per share:
Basic	$0.39	$0.09	$1.00	$0.43
Diluted	$0.37	$0.09	$0.94	$0.43

Weighted average shares outstanding used in computing per share amounts:
Basic	60,873,594	60,080,598	60,759,613	61,059,345
Diluted	64,197,686	61,027,795	64,313,526	61,644,827
(1)Cost of revenue and operating expenses include equity awards compensation expense, pension service costs, depreciation and amortization expense, restructuring related and transformation costs, and acquisition-related costs:

Detailed Information on Selected Items (unaudited):

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
	(in thousands)
Equity awards compensation expense
Research and development expenses	$4,858	$3,333	$11,572	$7,771
Sales and operations expenses	3,875	3,190	9,880	8,380
General and administrative expenses	4,557	280	11,389	6,314
Total equity awards compensation expense	$13,290	$6,803	$32,841	$22,465

Pension service costs
Research and development expenses	170	286	520	824
Sales and operations expenses	52	101	158	291
General and administrative expenses	108	185	327	534
Total pension service costs (a)	$330	$572	$1,005	$1,649

Depreciation and amortization expense
Cost of revenue (data center equipment)	15,520	14,712	46,508	40,581
Research and development expenses (b)	2,557	1,721	6,517	9,029
Sales and operations expenses (c)	3,545	4,176	11,201	12,737
General and administrative expenses	679	1,143	2,420	3,751
Total depreciation and amortization expense	$22,301	$21,752	$66,646	$66,098

Acquisition-related costs
General and administrative expenses	2,091	112	5,138	112
Total acquisition-related costs	$2,091	$112	$5,138	$112

Restructuring related and transformation (gain) costs
Research and development expenses	(1,029)	1,985	5,238	3,493
Sales and operations expenses	(106)	5,357	8,812	6,793
General and administrative expenses	(632)	4,839	5,815	5,320
Total Restructuring related and transformation (gain) costs	$(1,767)	$12,181	$19,865	$15,606
(a) Effective January 1, 2012, actuarial gains and losses are recognized in other comprehensive income.
(b) Includes acquisition-related amortization of intangible assets of $1.1 million and $0.7 million for the three months ended September 30, 2021 and 2020, respectively and $2.6 million and $6.1 million for the nine months ended September 2021 and, 2020, respectively.
(c) Includes acquisition-related amortization of intangible assets of $2.2 million and $2.2 million for the three months ended September 30, 2021 and 2020, respectively and $6.6 million and $6.5 million for the nine months ended September 30, 2021 and 2020, respectively.

Detailed Information on Restructuring related and Transformation costs (unaudited):

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
	(in thousands)
(Gain) from forfeitures of share-based compensation awards	—	—	(666)	—
Facilities related (gain) costs	(1,645)	7,023	14,692	8,817
Payroll related (gain) costs	(334)	2,858	4,637	4,489
Consulting costs related to transformation	212	2,300	1,202	2,300
Total restructuring related and transformation (gain) costs	$(1,767)	$12,181	$19,865	$15,606
The $(1.8) million restructuring related and transformation gain for the three month period ended September 30, 2021 almost entirely related to the reversal of certain expenses on the right-sizing of our office footprint.
For the three months ended and the nine months ended September 30, 2021 and September 30, 2020, respectively, the cash outflows related to restructuring related and transformation costs were $4.4 million and $ 6.2 million, and $20.9 million and $13.0 million respectively, and were mainly comprised of payroll costs, broker and termination penalties related to real-estate facilities and other consulting fees.

Consolidated Statements of Financial Position Data (unaudited):

	September 30, 2021	December 31, 2020

	(in thousands)
Cash and cash equivalents	$497,458	$488,011
Total assets	1,814,493	1,853,410
Trade receivables, net of credit losses	439,493	474,055
Total financial liabilities	856	3,275
Total liabilities	663,241	700,723
Total equity	$1,151,252	$1,152,687

Other Financial and Operating Data (unaudited):

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
	(in thousands, except client data)
Number of clients	21,747	20,565	21,747	20,565
Revenue ex-TAC (3)	$210,961	$185,944	$644,604	$571,872
Adjusted Net Income (4)	$41,033	$24,302	$125,041	$73,037
Adjusted EBITDA (5)	$68,430	$49,471	$211,628	$147,572

(3) We define Revenue ex-TAC (Traffic Acquisition Costs) as our revenue excluding traffic acquisition costs, or TAC, generated over the applicable measurement period. Revenue ex-TAC is not a measure calculated in accordance with U.S. GAAP. We have included Revenue ex-TAC in this Form 10-Q because it is a key measure used by our management and board of directors to evaluate operating performance, generate future operating plans and make strategic decisions regarding the allocation of capital. In particular, we believe that the elimination of TAC from revenue can provide a useful measure for period-to-period comparisons of our core business. Accordingly, we believe that Revenue ex-TAC provides useful information to investors and others in understanding and evaluating our results of operations in the same manner as our management and board of directors. Our use of Revenue ex-TAC has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our financial results as reported under U.S. GAAP. Some of these limitations are: (a) other companies, including companies in our industry which have similar business arrangements, may address the impact of TAC differently; (b) other companies may report Revenue ex-TAC or similarly titled measures but calculate them differently, which reduces their usefulness as a comparative measure. Because of these and other limitations, you should consider Revenue ex-TAC alongside our other U.S. GAAP financial results, including revenue. The following table presents a reconciliation of Gross Profit to revenue, the most directly comparable U.S. GAAP measure, for each of the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020

Revenue	$508,580	$470,345	$1,600,968	$1,411,335
Adjustment:
Traffic acquisition costs	(297,619)	(284,401)	(956,364)	(839,463)
Revenue ex-TAC	$210,961	$185,944	$644,604	$571,872

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

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
	(in thousands)
Net income	$24,230	$5,293	$62,709	$27,871
Adjustments:
Equity awards compensation expense	13,290	6,803	32,841	22,465
Amortization of acquisition-related intangible assets	3,303	2,899	9,174	12,594
Acquisition-related costs	2,091	112	5,138	112
Restructuring related and transformation (gain) costs	(1,767)	12,181	19,865	15,606
Tax impact of the above adjustments	(114)	(2,986)	(4,686)	(5,611)
Adjusted Net Income	$41,033	$24,302	$125,041	$73,037

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

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
	(in thousands)
Net income	$24,230	$5,293	$62,709	$27,871
Adjustments:
Financial expense	154	491	1,391	1,828
Provision for income taxes	7,801	2,267	22,033	11,943
Equity awards compensation expense	13,290	6,803	32,841	22,465
Pension service costs	330	572	1,005	1,649
Depreciation and amortization expense	22,301	21,752	66,646	66,098
Acquisition-related costs	2,091	112	5,138	112
Restructuring related and transformation (gain) costs	(1,767)	12,181	19,865	15,606
Total net adjustments	44,200	44,178	148,919	119,701
Adjusted EBITDA	$68,430	$49,471	$211,628	$147,572

Results of Operations for the Periods Ended September 30, 2021 and September 30, 2020 (Unaudited)
Revenue breakdown by region
Three months ended September 30, 2021 compared to the three months ended September 30, 2020

	Three Months Ended
	September 30, 2021	September 30, 2020	2021 vs 2020
	(in thousands)
Revenue as reported	$508,580	$470,345	8%
Conversion impact U.S. dollar/other currencies	$1,050
Revenue at constant currency (1)	509,630	470,345	8%
Americas
Revenue as reported	204,428	204,618	(0.1)%
Conversion impact U.S. dollar/other currencies	$(538)
Revenue at constant currency (1)	203,890	204,618	(0.4)%
EMEA
Revenue as reported	188,354	167,800	12%
Conversion impact U.S. dollar/other currencies	$(686)
Revenue at constant currency (1)	187,668	167,800	12%
Asia-Pacific
Revenue as reported	115,798	97,927	18%
Conversion impact U.S. dollar/other currencies	$2,274
Revenue at constant currency(1)	$118,072	$97,927	21%
Revenue breakdown by solution
Three months ended September 30, 2021 compared to the three months ended September 30, 2020

	Three Months Ended
	September 30, 2021	September 30, 2020	2021 vs 2020
	(in thousands)
Revenue as reported	$508,580	$470,345	8%
Conversion impact U.S. dollar/other currencies	$1,050
Revenue at constant currency (1)	$509,630	$470,345	8%

Marketing Solutions as reported	$458,622	$412,126	11%
Conversion impact U.S. dollar/other currencies	$1,404
Marketing Solutions at constant currency (1)	460,026	412,126	12%

Retail Media as reported (2)	49,958	58,219	(14)%
Conversion impact U.S. dollar/other currencies	$(354)
Retail Media at constant currency (1)	49,604	58,219	(15)%
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

(2) Criteo operates as one operating segment. From January 1,2021 we have disaggregated revenues between Marketing Solutions and Retail Media. A strategic building block of Criteo’s Commerce Media Platform, the Retail Media Platform, introduced in June 2020, is a self-service solution providing transparency, measurement and control to brands and retailers. In all arrangements running on this platform, Criteo recognizes revenue on a net basis, whereas revenue from arrangements running on legacy Retail Media solutions are accounted for on a gross basis. We expect most clients using Criteo’s legacy Retail Media solutions to transition to this platform by the second half of 2022. As new clients onboard and existing clients transition to the Retail Media Platform, Revenue may decline but Revenue ex-TAC margin will likely increase. Revenue ex-TAC will not be impacted by this transition.

Revenue for the three months ended September 30, 2021 increased 8% or (8% on a constant currency basis) to $508.6 million compared to the three months ended September 30, 2020.

In the quarter, 72% of the year-over-year revenue increase was driven by the higher contribution from our existing clients while 28% came from new client additions. We added 1,182 net new clients year-over-year across regions, while revenue from existing clients increased by 5% at constant currency over the period.
Revenue by region

Our revenue in the Americas region was flat (or declined (0.4)% on a constant currency basis), including a decrease of (3)% in the U.S., to $204.4 million for the three months ended September 30, 2021 compared to the three months ended September 30, 2020, reflecting the impact of recognizing revenue on a net basis for clients transitioning to the Retail Media Platform ("RMP"). On a Revenue ex-TAC basis, our Americas business was up 19% year-over-year (or 18% on a constant currency basis), driven by positive retail trends across Marketing Solutions with strong performance among strategic accounts and continued momentum in Omnichannel, as well as continued strength in Retail Media reflecting scaling of the RMP with large retailers and brands.

Our revenue in EMEA increased 12% (or 12% on a constant currency basis), to $188.4 million for the three months ended September 30, 2021 compared to the three months ended September 30, 2020, driven by strength in retail in our main markets, in particular in Germany, and solid traction in Retail Media, especially in the U.K. and France, offsetting continued softness from a well-known large travel client.

Our revenue in the Asia-Pacific region increased 18% (or 21% on a constant currency basis), to $115.8 million for the three months ended September 30, 2021 compared to the three months ended September 30, 2020, driven by the strong recovery of our retail business in the region, in particular among strategic accounts, and improving Classifieds trends.

Revenue by solution

Marketing Solutions revenue increased 11% (or 12% on a constant currency basis), to $458.6 million for the three months ended September 30, 2021, driven by healthy demand from retail clients, both on our retargeting and audience targeting solutions, partially offset by continued identity and privacy changes, as expected, and continued softness from a well-known large travel client.

Retail Media revenue decreased (14)% (or (15)% on a constant currency basis), to $50.0 million for the three months ended September 30, 2021, reflecting the impact of recognizing revenue on a net basis for clients transitioning to the RMP. Criteo's RMP accounts for a fast-growing share of Retail Media revenue, or about 62% in the third quarter of 2021, and its revenue is accounted for on a net basis. In the prior year period, less than 5% of retail media revenue was accounted for on a net basis, and as a result of this transition to a full RMP business, the growth of Retail Media revenue is temporarily impacted. Reflecting the underlying economic performance, Retail Media's Revenue ex-TAC increased 65% (or 65% on a constant currency basis) in the third quarter of 2021, driven by continued strength in Retail Media onsite, in particular in the U.S. market, and growing network effects of the RMP.

Additionally, our $508.6 million of revenue for the three months ended September 30, 2021 was negatively impacted by $1.1 million of currency fluctuations, particularly as a result of the depreciation of the Turkish Lira, Russian Ruble, Japanese Yen and the Brazilian real, partially offset by the appreciation of the Euro and the British pound sterling, compared to the U.S. dollar.

Revenue breakdown by region
Nine months ended September 30, 2021 compared to the nine months ended September 30, 2020

	Nine Months Ended
	September 30, 2021	September 30, 2020	2021 vs 2020
	(in thousands)
Revenue as reported	$1,600,968	$1,411,335	13%
Conversion impact U.S. dollar/other currencies	$(34,266)
Revenue at constant currency (1)	1,566,702	1,411,335	11%
Americas
Revenue as reported	629,555	582,037	8%
Conversion impact U.S. dollar/other currencies	$1,156
Revenue at constant currency (1)	630,711	582,037	8%
EMEA
Revenue as reported	609,753	517,535	18%
Conversion impact U.S. dollar/other currencies	$(31,004)
Revenue at constant currency (1)	578,749	517,535	12%
Asia-Pacific
Revenue as reported	361,660	311,763	16%
Conversion impact U.S. dollar/other currencies	$(4,418)
Revenue at constant currency(1)	$357,242	$311,763	15%
Revenue breakdown by solution
Nine months ended September 30, 2021 compared to the nine months ended September 30, 2020

	Nine Months Ended
	September 30, 2021	September 30, 2020	2021 vs 2020
	(in thousands)
Revenue as reported	$1,600,968	$1,411,335	13%
Conversion impact U.S. dollar/other currencies	$(34,266)
Revenue at constant currency (1)	$1,566,702	$1,411,335	11%

Marketing Solutions as reported	$1,429,277	$1,263,169	13%
Conversion impact U.S. dollar/other currencies	$(31,096)
Marketing Solutions at constant currency (1)	1,398,181	1,263,169	11%

Retail Media as reported (2)	171,691	148,166	16%
Conversion impact U.S. dollar/other currencies	$(3,170)
Retail Media at constant currency (1)	168,521	148,166	14%
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

(2) Criteo operates as one operating segment. From January 1,2021 we have disaggregated revenues between Marketing Solutions and Retail Media. A strategic building block of Criteo’s Commerce Media Platform, the Retail Media Platform, introduced in June 2020, is a self-service solution providing transparency, measurement and control to brands and retailers. In all arrangements running on this platform, Criteo recognizes revenue on a net basis, whereas revenue from arrangements running on legacy Retail Media solutions are accounted for on a gross basis. We expect most clients using Criteo’s legacy Retail Media solutions to transition to this platform by the second half of 2022. As new clients onboard and existing clients transition to the Retail Media Platform, Revenue may decline but Revenue ex-TAC margin will likely increase. Revenue ex-TAC will not be impacted by this transition.

Revenue for the nine months ended September 30, 2021 increased 13% (or 11% on a constant currency basis, as defined in footnote 1 above) to $1,601.0 million, compared to the nine months ended September 30, 2020.

In the first nine months of 2021, 84% of the year-over-year increase in revenue was driven by the higher contribution from our existing clients while 16% came from new client additions. We added 1,182 net new clients year-over-year across regions.
Revenue by region

Our revenue in the Americas region increased 8% (or 8% on a constant currency basis), including 6% in the U.S., to $629.6 million for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020, driven by positive retail trends, in particular with large customers across Marketing Solutions, and continued strong performance of Retail Media, as the RMP continues to scale with consumer brands and large retailers, and reflecting the impact of recognizing revenue on a net basis for clients transitioning to the RMP.

Our revenue in EMEA increased 18% (or 12% on a constant currency basis) to $609.8 million for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020, driven by positive retail trends in our main markets, in particular in Germany, positive traction with large customers across our retargeting and new solutions, and continued strong performance of Retail Media.

Our revenue in the Asia-Pacific region increased 16% (or 15% on a constant currency basis) to $361.7 million for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020, mainly driven by the recovery of retail accounts in the region.
Revenue by solution

Marketing Solutions revenue increased 13% (or 11% on a constant currency basis) to $1,429.3 million for the nine months ended September 30, 2021, reflecting increased spend from Retail clients, both on our retargeting and audience targeting solutions, partially offset by continued identity and privacy changes, as expected, and continued softness from a large travel client.

Retail Media revenue increased 16% (or 14% on a constant currency basis) to $171.7 million for the nine months ended September 30, 2021, driven by strong performance with large retailers across the U.S. and EMEA, partially offset by the technical and transitory impact related to the ongoing client migration to the RMP. Criteo's RMP accounts for a fast-growing share of Retail Media revenue, or about 39% for the first nine months ended September 30, 2021, and its revenue is accounted for on a net basis. In the prior year period, less than 5% of Retail Media revenue was accounted for on a net basis, and as a result of this transition to a full RMP business, the growth of Retail Media revenue is temporarily impacted. Reflecting the underlying economic performance, Retail Media's Revenue ex-TAC increased 73% (or 70% on a constant currency basis) in the nine months ended September 30, 2021, driven by continued strength in Retail Media onsite, in particular in the U.S. market, and growing network effects of the RMP.

Additionally, our $1,601.0 million of revenue for the nine months ended September 30, 2021 was positively impacted by $(34.3) of currency fluctuations, particularly as a result of the depreciation of the Turkish Lira, Russian Ruble, Japanese Yen and the Brazilian real, partially offset by the appreciation of the Euro and the British pound sterling, compared to the U.S. dollar.

Cost of Revenue
Three months ended September 30, 2021 compared to the three months ended September 30, 2020

	Three Months Ended		% change
	September 30, 2021	September 30, 2020	2021 vs 2020

	(in thousands, except percentages)
Traffic acquisition costs*	$(297,619)	$(284,401)	5%
Other cost of revenue	$(34,935)	$(34,608)	1%
Total Cost of Revenue	$(332,554)	$(319,009)	4%
% of revenue	(65)%	(68)%
Gross profit %	35%	32%
*Traffic acquisition costs breakdown by solution:

	Three Months Ended		% change
	September 30, 2021	September 30, 2020	2021 vs 2020

	(in thousands, except percentages)
Marketing Solutions	$(276,498)	$(243,616)	13%
Retail Media (1)	$(21,121)	$(40,785)	(48)%
Traffic Acquisition Costs	$(297,619)	$(284,401)	5%

Cost of revenue for the three months ended September 30, 2021 increased $13.5 million, or 4%, compared to the three months ended September 30, 2020. This increase was primarily the result of an increase of $13.2 million, or 5% (or 5% on a constant currency basis) in traffic acquisition costs driven by higher volume, and an increase of $0.3 million, or 1% (or 2% on a constant currency basis) in other cost of revenue.
Traffic acquisition costs in Marketing Solutions increased by 13%. This was driven by an 8% increase (or 9% at constant currency) in the average cost per thousand impressions ("CPM") for inventory purchased, reflecting the year-over-year recovery in the digital advertising market following the trough of the pandemic-related recession in the second quarter of 2020 and our preferred relationships with media owners, and a 5% increase in the number of impressions we purchased, reflecting our expanding relationships with existing and new publisher partners, in particular through direct connections, to support client demand for advertising campaigns.
Traffic acquisition costs in Retail Media(1) decreased by (48)%, reflecting the technical and transitory impact related to the ongoing client migration due to the transitioning of our RMP. Because we recognize revenue on a net basis in all arrangements running on the RMP, we expect our Traffic acquisition costs for Retail Media to decrease over time as all of our clients are transitioned to the RMP.
The increase in other cost of revenue included a $(0.8) million increase in allocated depreciation and amortization expense following the acquisitions of servers and other equipment used in our data centers and a $(0.6) million increase in other costs of sales mainly due to the digital tax, offset by a $1.1 million decrease in hosting and data acquisition costs.

(1) Criteo operates as one operating segment. From January 1,2021 we have disaggregated revenues between Marketing Solutions and Retail Media. A strategic building block of Criteo’s Commerce Media Platform, the Retail Media Platform, introduced in June 2020, is a self-service solution providing transparency, measurement and control to brands and retailers. In all arrangements running on this platform, Criteo recognizes revenue on a net basis, whereas revenue from arrangements running on legacy Retail Media solutions are accounted for on a gross basis. We expect most clients using Criteo’s legacy Retail Media solutions to transition to this platform by the second half of 2022. As new clients onboard and existing clients transition to the Retail Media Platform, Revenue may decline but Revenue ex-TAC margin will likely increase. Revenue ex-TAC will not be impacted by this transition.

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
Our performance-based business model allows us to control our level of Revenue ex-TAC margin.
Nine months ended September 30, 2021 compared to the nine months ended September 30, 2020

	Nine Months Ended		% change
	September 30, 2021	September 30, 2020	2021 vs 2020

	(in thousands, except percentages)
Traffic acquisition costs*	$(956,364)	$(839,463)	14%
Other cost of revenue	$(107,011)	$(102,328)	5%
Total Cost of Revenue	$(1,063,375)	$(941,791)	13%
% of revenue	(66)%	(67)%
Gross profit %	34%	33%
*Traffic acquisition costs breakdown by solution:

	Nine Months Ended		% change
	September 30, 2021	September 30, 2020	2021 vs 2020

	(in thousands, except percentages)
Marketing Solutions	$(861,503)	$(735,663)	17%
Retail Media (1)	$(94,861)	$(103,800)	(9)%
Traffic Acquisition Costs	$(956,364)	$(839,463)	14%
Cost of revenue for the nine months ended September 30, 2021 increased $121.6 million, or 13%, compared to the nine months ended September 30, 2020. This increase was primarily the result of an increase of $116.9 million, or 14% (or 11% on a constant currency basis), in traffic acquisition costs and an increase of $4.7 million, or 5% (or 4% on a constant currency basis), in other cost of revenue.
Traffic acquisition costs in Marketing Solutions increased by 17%, driven by a 8% increase (or 6% at constant currency) in the average CPM for inventory purchased, reflecting the year-over-year recovery in the digital advertising market following the trough of the pandemic-related recession in the second quarter of 2020 and our preferred relationships with media owners, as well as a 8% increase in the number of impressions we purchased, reflecting our expanding relationships with existing and new publisher partners, in particular through direct connections, to support client demand for advertising campaigns.
(1) Criteo operates as one operating segment. From January 1,2021 we have disaggregated revenues between Marketing Solutions and Retail Media. A strategic building block of Criteo’s Commerce Media Platform, the Retail Media Platform, introduced in June 2020, is a self-service solution providing transparency, measurement and control to brands and retailers. In all arrangements running on this platform, Criteo recognizes revenue on a net basis, whereas revenue from arrangements running on legacy Retail Media solutions are accounted for on a gross basis. We expect most clients using Criteo’s legacy Retail Media solutions to transition to this platform by the second half of 2022. As new clients onboard and existing clients transition to the Retail Media Platform, Revenue may decline but Revenue ex-TAC margin will likely increase. Revenue ex-TAC will not be impacted by this transition.

Traffic acquisition costs in Retail Media(1) decreased by (9)%, reflecting the technical and transitory impact related to the ongoing client migration due to the transitioning of our RMP. Because we recognize revenue on a net basis in all arrangements running on the RMP, we expect our Traffic acquisition costs for Retail Media to decrease over time as all of our clients are transitioned to the RMP.
The increase in other cost of revenue included a $(5.9) million increase in allocated depreciation and amortization expense following the acquisitions of servers and other equipment used in our data centers, a $(3.2) million increase in other costs, including the provision for digital taxes offset by a $3.8 million decrease in hosting costs and a $0.8 million decrease in data acquisition costs.
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
Our performance-based business model allows us to control our level of Revenue ex-TAC margin.

(1) Criteo operates as one operating segment. From January 1,2021 we have disaggregated revenues between Marketing Solutions and Retail Media. A strategic building block of Criteo’s Commerce Media Platform, the Retail Media Platform, introduced in June 2020, is a self-service solution providing transparency, measurement and control to brands and retailers. In all arrangements running on this platform, Criteo recognizes revenue on a net basis, whereas revenue from arrangements running on legacy Retail Media solutions are accounted for on a gross basis. We expect most clients using Criteo’s legacy Retail Media solutions to transition to this platform by the second half of 2022. As new clients onboard and existing clients transition to the Retail Media Platform, Revenue may decline but Revenue ex-TAC margin will likely increase. Revenue ex-TAC will not be impacted by this transition.

Revenue, Traffic Acquisition Costs and Revenue ex-TAC by Region
The following table sets forth our revenue, traffic acquisition costs and Revenue ex-TAC by geographic region, including the Americas (North and South America), Europe, Middle East and Africa, or EMEA, and Asia-Pacific.

	Three Months Ended				Nine Months Ended
Region	September 30, 2021	September 30, 2020	YoY Change	YoY Change at Constant Currency	September 30, 2021	September 30, 2020	YoY Change	YoY Change at Constant Currency

Revenue	(amounts in thousands, except percentages)
Americas	$204,428	$204,618	—%	—%	$629,555	$582,037	8%	8%
EMEA	188,354	167,800	12%	12%	609,753	517,535	18%	12%
Asia-Pacific	115,798	97,927	18%	21%	361,660	311,763	16%	15%
Total	508,580	470,345	8%	8%	1,600,968	1,411,335	13%	11%

Traffic Acquisition Costs
Americas	(116,796)	(130,756)	(11)%	(11)%	(378,756)	(366,095)	3%	4%
EMEA	(111,869)	(97,272)	15%	15%	(363,264)	(295,822)	23%	16%
Asia-Pacific	(68,954)	(56,373)	22%	25%	(214,344)	(177,546)	21%	19%
Total	(297,619)	(284,401)	5%	5%	(956,364)	(839,463)	14%	11%

Revenue ex-TAC (1)
Americas	87,632	73,862	19%	18%	250,799	215,942	16%	16%
EMEA	76,485	70,528	8%	8%	246,489	221,713	11%	6%
Asia-Pacific	46,844	41,554	13%	15%	147,316	134,217	10%	8%
Total	$210,961	$185,944	13%	14%	$644,604	$571,872	13%	10%

	Three Months Ended				Nine Months Ended
Solution	September 30, 2021	September 30, 2020	YoY Change	YoY Change at Constant Currency	September 30, 2021	September 30, 2020	YoY Change	YoY Change at Constant Currency

Revenue	(amounts in thousands, except percentages)
Marketing Solutions	$458,622	$412,126	11%	12%	$1,429,277	$1,263,169	13%	11%
Retail Media	49,958	58,219	(14)%	(15)%	171,691	148,166	16%	14%
Total	508,580	470,345	8%	8%	1,600,968	1,411,335	13%	11%

Traffic Acquisition Costs
Marketing Solutions	(276,498)	(243,616)	13%	14%	(861,503)	(735,663)	17%	15%
Retail Media	(21,121)	(40,785)	(48)%	(49)%	(94,861)	(103,800)	(9)%	(10)%
Total	(297,619)	(284,401)	5%	5%	(956,364)	(839,463)	14%	11%

Revenue ex-TAC (1)
Marketing Solutions	182,124	168,510	8%	8%	567,774	527,506	8%	5%
Retail Media	28,837	17,434	65%	65%	76,830	44,366	73%	70%
Total	210,961	185,944	13%	14%	644,604	571,872	13%	10%

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

	Three Months Ended			Nine Months Ended
	September 30, 2021	September 30, 2020	YoY Change	September 30, 2021	September 30, 2020	YoY Change
	(amounts in thousands, except percentages)

Revenue as reported	$508,580	$470,345	8%	$1,600,968	$1,411,335	13%
Conversion impact U.S. dollar/other currencies	1,050	—		(34,266)	—
Revenue at constant currency	$509,630	$470,345	8%	$1,566,702	$1,411,335	11%

Traffic acquisition costs as reported	$(297,619)	$(284,401)	5%	$(956,364)	$(839,463)	14%
Conversion impact U.S. dollar/other currencies	(771)	—		20,829	—
Traffic Acquisition Costs at constant currency	$(298,390)	$(284,401)	5%	$(935,535)	$(839,463)	11%

Revenue ex-TAC as reported	$210,961	$185,944	13%	$644,604	$571,872	13%
Conversion impact U.S. dollar/other currencies	279	—		(13,436)	—
Revenue ex-TAC at constant currency	$211,240	$185,944	14%	$631,168	$571,872	10%
Revenue ex-TAC/Revenue as reported	41%	40%		40%	41%

Other cost of revenue as reported	$(34,935)	$(34,608)	1%	$(107,011)	$(102,328)	5%
Conversion impact U.S. dollar/other currencies	(334)	—		547	—
Other cost of revenue at constant currency	$(35,269)	$(34,608)	2%	$(106,464)	$(102,328)	4%

Adjusted EBITDA as reported	$68,430	$49,471	38%	$211,628	$147,572	43%
Conversion impact U.S. dollar/other currencies	(674)	—		(9,698)	—
Adjusted EBITDA at constant currency	$67,756	$49,471	37%	$201,930	$147,572	37%

Research and Development Expenses
Three months ended September 30, 2021 compared to the three months ended September 30, 2020

	Three Months Ended		% change
	September 30, 2021	September 30, 2020	2021 vs 2020

	(in thousands, except percentages)
Research and development expenses	$(33,345)	$(30,954)	8%
% of revenue	(7)%	(7)%

Nine months ended September 30, 2021 compared to the nine months ended September 30, 2020

	Nine Months Ended		% change
	September 30, 2021	September 30, 2020	2021 vs 2020

	(in thousands, except percentages)
Research and development expenses	$(106,957)	$(99,716)	7%
% of revenue	(7)%	(7)%

Research and development expenses for the three months ended and the nine months ended September 30, 2021, respectively, increased $(2.4) million and $(7.2) million or 8% and 7%, compared to the three months ended and the nine months ended September 30, 2020. This increase mainly relates to the negative impact of our increasing stock price on compensation expense.

Sales and Operations Expenses
Three months ended September 30, 2021 compared to the three months ended September 30, 2020

	Three Months Ended		% change
	September 30, 2021	September 30, 2020	2021 vs 2020

	(in thousands, except percentages)
Sales and operations expenses	$(75,619)	$(83,659)	(10)%
% of revenue	(15)%	(18)%

Sales and operations expenses for the three months ended September 30, 2021 decreased $8.0 million or (10)% compared to the three months ended September 30, 2020. This decrease mainly related to a decrease of net bad debt expense, lower rent and facilities and depreciation and amortization costs, offset by a higher share-based compensation expense and marketing costs.

Nine months ended September 30, 2021 compared to the nine months ended September 30, 2020

	Nine Months Ended		% change
	September 30, 2021	September 30, 2020	2021 vs 2020

	(in thousands, except percentages)
Sales and operations expenses	$(235,724)	$(244,414)	(4)%
% of revenue	(15)%	(17)%

Sales and operations expenses for the nine months ended September 30, 2021, decreased $8.7 million or (4)%, compared to the nine months ended September 30, 2020. This decrease was mainly driven by lower net bad debt expense, lower depreciation and amortization costs and lower rent and facilities costs due to the right-sizing of our real estate footprint, partially offset by the reversal of a provision that was settled in 2020 and the negative impact of our increasing stock price on compensation expense.

General and Administrative Expenses
Three months ended September 30, 2021 compared to the three months ended September 30, 2020

	Three Months Ended		% change
	September 30, 2021	September 30, 2020	2021 vs 2020

	(in thousands, except percentages)
General and administrative expenses	$(34,877)	$(28,672)	22%
% of revenue	(7)%	(6)%
Nine months ended September 30, 2021 compared to the nine months ended September 30, 2020

	Nine Months Ended		% change
	September 30, 2021	September 30, 2020	2021 vs 2020

	(in thousands, except percentages)
General and administrative expenses	$(108,779)	$(83,772)	30%
% of revenue	(7)%	(6)%
General and administrative expenses for the three months ended and the nine months ended September 30, 2021, respectively, increased $(6.2) million and $(25.0) million or 22% and 30%, compared to the three months ended and the nine months ended September 30, 2020. This increase was mainly related to an increase in third-party services as part of our on-going transformation program and an increase in headcount related costs including the negative impact of our increasing stock price on compensation expense.

Financial Expense
Three months ended September 30, 2021 compared to the three months ended September 30, 2020

	Three Months Ended		% change
	September 30, 2021	September 30, 2020	2021 vs 2020

	(in thousands, except percentages)
Financial expense	$(154)	$(491)	(69)%
% of revenue	—%	(0.1)%
Nine months ended September 30, 2021 compared to the nine months ended September 30, 2020

	Nine Months Ended		% change
	September 30, 2021	September 30, 2020	2021 vs 2020

	(in thousands, except percentages)
Financial expense	$(1,391)	$(1,828)	(24)%
% of revenue	(0.1)%	(0.1)%
Financial expense for the three months ended and the nine months ended September 30, 2021, decreased by $(0.3) million and $(0.4) million or (69)% and (24)%, respectively, compared to the three months ended and the nine months ended period September 30, 2020. The $0.2 million and $1.4 million financial expense for the three months ended and nine months ended September 30, 2021, respectively, was driven by the up-front fees amortization, the non-utilization costs and the financial expense relating to our available Revolving Credit Facility financing and the negative impact of foreign exchange reevaluations net of related hedging. At September 30, 2021, our exposure to foreign currency risk was centralized at Criteo S.A. and hedged using foreign currency swaps or forward purchases or sales of foreign currencies.

Provision for Income Taxes
Three months ended September 30, 2021 compared to the three months ended September 30, 2020

	Three Months Ended		% change
	September 30, 2021	September 30, 2020	2021 vs 2020

	(in thousands, except percentages)
Provision for income taxes	$(7,801)	$(2,267)	244%
% of revenue	(2)%	(0.5)%
Effective tax rate	24%	30%
Nine months ended September 30, 2021 compared to the nine months ended September 30, 2020

	Nine Months Ended		% change
	September 30, 2021	September 30, 2020	2021 vs 2020

	(in thousands, except percentages)
Provision for income taxes	$(22,033)	$(11,943)	84%
% of revenue	(1)%	(1)%
Effective tax rate	26%	30%

For the nine months ended September 30, 2021 and September 30, 2020, we used an annual estimated tax rate of 26% and 30%, respectively, to calculate the provision for income taxes.

Net Income
Three months ended September 30, 2021 compared to the three months ended September 30, 2020

	Three Months Ended		% change
	September 30, 2021	September 30, 2020	2021 vs 2020

	(in thousands, except percentages)
Net income	$24,230	5,293	358%
% of revenue	5%	1%
Net income for the three months ended September 30, 2021, increased $18.9 million, or 358%, compared to the three months ended September 30, 2020. This increase was the result of the business dynamics discussed above, in particular, a $24.1 million increase in income from operations and a $0.3 million decrease in financial expense, partially offset by a $(5.5) million increase in provision for income taxes compared to the three months ended September 30, 2020.
Nine months ended September 30, 2021 compared to the nine months ended September 30, 2020

	Nine Months Ended		% change
	September 30, 2021	September 30, 2020	2021 vs 2020

	(in thousands, except percentages)
Net income	$62,709	27,871	125%
% of revenue	4%	2%
Net income for the nine months ended September 30, 2021, increased $34.8 million, or 125%, compared to the nine months ended September 30, 2020. This increase was the result of the business dynamics discussed above, in particular, a $44.5 million increase in income from operations and a $0.4 million decrease in financial expense partially offset by a $(10.1) million increase in provision for income taxes compared to the nine months ended September 30, 2020.

Liquidity and Capital Resources
Our principal sources of liquidity are our cash and cash equivalents and cash generated from operating activities. We have never declared or paid any cash dividends on our ordinary shares. We do not anticipate paying cash dividends on our equity securities in the foreseeable future. In 2018, we completed an $80 million share repurchase program. In July 2019, the Board of Directors authorized a new share repurchase program of up to $80 million of the Company’s outstanding American Depositary Shares, which we completed in February 2020. In April 2020, the Board of Directors authorized a new share repurchase program of up to $30 million of the Company's outstanding American Depositary Shares, which we completed in July 2020. In February 2021, the Board of Directors approved a new, long-term share repurchase program of up to $100 million of the Company's outstanding American Depositary Shares, for which the duration is estimated to be until December, 2021. Other than these repurchase programs, we intend to retain all available funds from any future earnings to fund our growth. As discussed in Note 14 to the unaudited condensed consolidated financial statements in Item 1 to this Form 10-Q, we are party to several loan agreements and revolving credit facilities with third-party financial institutions.
Our cash and cash equivalents are invested primarily in demand deposit accounts that currently provide only a minimal return. Our cash and cash equivalents at September 30, 2021 were held for working capital and general corporate purposes, which could include acquisitions, and amounted to $497.5 million as of September 30, 2021. The $9.4 million increase in cash and cash equivalents compared with December 31, 2020 primarily resulted from $154.9 million in cash from operating activities, partially offset by $(66.2) million in cash used for investing activities and $(55.8) million in cash used for financing activities over the period. The cash used for financing activities was mainly related to $(72.6) million in cash used for the share repurchase programs, partially offset by $21.7 million in proceeds from a capital increase following the exercises of stock options. In addition, the increase in cash includes an $(23.4) million negative impact of changes in foreign exchange rates on our cash position over the period. We do not enter into investments for trading or speculative purposes. Our policy is to invest any cash in excess of our immediate requirements in investments designed to preserve the principal balance and provide liquidity. Accordingly, our cash and cash equivalents are invested primarily in demand deposit accounts that are currently providing only a minimal return.
Furthermore, the Company has immediate access to an additional €350 ($405.3 million) from the Revolving Credit Facility, which, combined with our cash position, marketable securities and treasury shares as of September 30, 2021, provides total liquidity in excess of $1.0 billion. Overall, we believe that our current financial liquidity, combined with our expected cash-flow generation in 2021, enables financial flexibility.
Operating and Capital Expenditure Requirements
For the nine months ended September 30, 2021 and 2020, our capital expenditures were $42.9 million and $43.2 million, respectively. During the nine months ended September 30, 2021, these capital expenditures were mainly comprised of purchases of servers and other data-center equipment and capitalized software development costs. We expect our capital expenditures to remain at, or slightly above, 3% of revenue for 2021, as we plan to continue to build and maintain additional data center equipment capacity in all regions and significantly increase our redundancy capacity to strengthen our infrastructure.
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

Historical Cash Flows
The following table sets forth our cash flows for the nine month period ended September 30, 2021 and September 30, 2020:

	Nine Months Ended
	September 30, 2021	September 30, 2020

	(in thousands)
Cash (used for) from operating activities	$154,901	$141,276
Cash (used for) from investing activities	$(66,195)	$(63,799)
Cash (used for) from financing activities	$(55,821)	$111,758
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
For the nine months ended September 30, 2021, net cash provided by operating activities was $154.9 million and consisted of net income of $62.7 million, $103.6 million in adjustments for certain non-cash and non-operating items and changes in working capital of $(11.4) million. Adjustments for certain non-operating items primarily consisted of amortization and provision expense of $67.9 million, equity awards compensation expense of $32.2 million, $4.7 million on disposal of non-current assets and $4.6 million changes in deferred tax assets, partially offset by a $(5.8)million change in income taxes. The $(11.4) million decrease in cash used for changes in working capital primarily consisted of a $16.7 million decrease in trade receivables, partially offset by a $(12.7) million increase in other current assets including prepaid expenses and value-added tax ("VAT") receivables, a $(3.9) million change in lease liabilities and right of use assets, a $(5.7) million decrease in trade payables, and a $(5.8) million decrease in other current liabilities such as payroll and payroll related expenses and VAT payables and change in fair value of derivatives.
Investing Activities
Our investing activities to date have consisted primarily of purchases of servers and other data-center equipment. For the nine months ended September 30, 2021, net cash used for investing activities was $66.2 million and primarily consisted of $42.9 million in capital expenditures, mainly comprised of purchases of servers and other data-center equipment and capitalized software development costs, a $13.8 million negative change in other non-current financial assets resulting from the investments in Marketable Securities and a $9.5 million payment net of cash acquired for the Mabaya acquisition.
Financing Activities
For the nine months ended September 30, 2021, net cash used for financing activities was $55.8 million, resulting mainly from a $72.6 million payment for our share repurchase program, a $3.6 million change in other financial liabilities and a $1.3 million repayment of borrowings partially offset by $21.7 million of proceeds from capital increase following the exercises of stock options.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Market Risk

We are mainly exposed to foreign currency exchange rate fluctuations. There have been no material changes to our exposure to market risk during the nine months ended September 30, 2021.

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
A hypothetical 10% increase or decrease of the Pound Sterling, the Euro, the Japanese yen or the Brazilian real against the U.S. dollar would have impacted the Condensed Consolidated Statements of Income as follows:

	Nine Months Ended
	September 30, 2021		September 30, 2020

	(in thousands)
GBP/USD	+10%	-10%	+10%	-10%
Net income impact	$(278)	$278	$(10)	$10

	Nine Months Ended
	September 30, 2021		September 30, 2020

	(in thousands)
BRL/USD	+10%	-10%	+10%	-10%
Net income impact	$180	$(180)	$(37)	$37

	Nine Months Ended
	September 30, 2021		September 30, 2020

	(in thousands)
JPY/USD	+10%	-10%	+10%	-10%
Net income impact	$392	$(392)	$302	$(302)

	Nine Months Ended
	September 30, 2021		September 30, 2020

	(in thousands)
EUR/USD	+10%	-10%	+10%	-10%
Net income impact	$8,075	$(8,075)	$7,416	$(7,416)

Credit Risk and Trade receivables
For a description of our credit risk and trade receivables, please see "Note 3. Financial instruments" and "Note 4. Trade Receivables" in the Notes to the Consolidated Financial Statements.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Based on their evaluation as of September 30, 2021, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective to provide reasonable assurance that (i) the information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and (ii) such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

PART II
Item 1.    Legal Proceedings.
From time to time, we may become involved in legal proceedings or be subject to claims arising in the ordinary course of our business. We are not presently a party to any legal proceedings that, if determined adversely to us, would individually or taken together have a material adverse effect on our business, financial condition, results of operations or cash flows. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

Item 1A. Risk Factors.

You should carefully consider the risks described under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020 and in our subsequent quarterly reports on Form 10-Q. These risks and uncertainties are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, also may become important factors that affect us. If any such risks materialize, our business, financial condition and results of operations could be materially harmed and the trading price of our American Depositary Shares could decline. These risks are not exclusive and additional risks and uncertainties that we are unaware of, or that we currently believe are not material, also may become important factors that affect us. There have been no material changes to the Risk Factors described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Purchases of Equity Securities by the issuer and Affiliated Purchasers
The following table provides certain information with respect to our purchases of our ADSs during the third fiscal quarter of 2021:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs(1)
July 1 to 31, 2021	310,220	$42.07	310,220	$52,027,085.50
August 1 to 31, 2021	328,373	$38.01	328,373	$39,541,084.50
September 1 to 30, 2021	341,775	$35.63	341,775	$27,388,888.50
Total	980,368	$38.56	980,368	—
(1) On February 5, 2021, Criteo's Board of Directors authorized a share repurchase program of up to $100.0 million of the Company's outstanding American Depositary Shares. The Company intends to use repurchased shares to satisfy employee equity plan vesting in lieu of issuing new shares, and potentially in connection with M&A transactions. The repurchase program commenced in March 2021 and the duration is estimated to be until December 2021.
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

CRITEO S.A.
(Registrant)

	By:	/s/ Sarah Glickman
Date: November 3, 2021	Name:	Sarah Glickman
	Title:	Chief Financial Officer
(Principal financial officer and duly authorized signatory)