Form 10-K
period 2021-12-31
Criteo S.A.
filed 2022-02-25
CIK 1576427

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
for the Fiscal Year Ended December 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
          The aggregate market value of voting stock held by non-affiliates of the registrant as of the last business day of the registrant's most recently completed second fiscal quarter was $2,716 million, based on the closing sale price of the American Depositary Shares as reported by the Nasdaq Global Select Market on June 30, 2021. Ordinary shares, nominal value €0.025 per share, held by each officer and director and by each person who owns or may be deemed to own 10% or more of the outstanding ordinary shares have been excluded since such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
          As of February 24, 2022, the registrant had 60,757,635 ordinary shares, nominal value €0.025 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates certain information by reference from the registrant’s proxy statement for the 2022 Annual Meeting of Shareholders. Such proxy statement will be filed no later than 120 days after the close of the registrant’s fiscal year ended December 31, 2021.

CRITEO S.A.
ANNUAL REPORT ON FORM 10-K
For The Fiscal Year Ended December 31, 2021

General
Except where the context otherwise requires, all references in this Annual Report on Form 10-K ("Form 10-K") to the "Company," "Criteo," "we," "us," "our" or similar words or phrases are to Criteo S.A. and its subsidiaries, taken together. In this Form 10-K, references to "$" and "US$" are to United States dollars. Our audited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, or U.S. GAAP. Unless otherwise indicated, the statistical and financial data contained in this Form 10-K are presented as of December 31, 2021.
Trademarks
"Criteo," the Criteo logo and other trademarks or service marks of Criteo appearing in this Form 10-K are the property of Criteo. Trade names, trademarks and service marks of other companies appearing in this Form 10-K are the property of their respective holders.
Special Note Regarding Forward-Looking Statements
This Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), that are based on our management’s beliefs and assumptions and on information currently available to our management. All statements other than present and historical facts and conditions contained in this Form 10-K, including statements regarding our future results of operations and financial position, business strategy, plans and our objectives for future operations, are forward-looking statements. When used in this Form 10-K, the words "anticipate," "believe," "can," "could," "estimate," "expect," "intend," "is designed to," "may," "might," "objective," "plan," "potential," "predict," "project," "seek," "should," "will," "would" or the negative of these and similar expressions identify forward-looking statements. Forward-looking statements include, but are not limited to, statements about:
•the ongoing effect of the COVID-19 pandemic, including its macroeconomic effects, on our business, operations, and financial results, and the effect of governmental lockdowns, restrictions and new regulations on our operations and processes;
•our pending acquisition of IPONWEB;
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
•the effects of increased competition in our market, including the increased prevalence of walled gardens and retail media networks;
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

Summary Risk Factors
Investing in our securities involves a high degree of risk. You should carefully consider the risks and uncertainties described in “Item 1A. Risk Factors”, which are summarized below:
•If we fail to innovate, enhance our brand, adapt and respond effectively to rapidly changing technology, our offerings may become less competitive or obsolete. Our investments in new solutions and technologies to address new marketing goals for our clients are inherently risky and may not be successful.
•Failure to complete the IPONWEB Acquisition could have an adverse effect on our business, financial condition and results of operations and could negatively impact our stock price.
•Our business, including our global operations and sales, faces risk related to public health developments, and has been, and we expect will continue to be, negatively impacted by the ongoing COVID-19 pandemic and the global attempt to contain it.
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
•The failure by Criteo AI Engine to accurately predict engagement by users could result in significant costs to us, lost revenue and diminished business opportunities.
•Regulatory, legislative or self-regulatory developments regarding internet or online matters could adversely affect our ability to conduct our business.
•Our success depends on our ability to implement our business transformation and achieve our global business strategies.
•Our international operations and expansion expose us to several risks.
•Our future success will depend in part on our ability to expand into new industry verticals.
•We operate in a rapidly evolving industry, which makes it difficult to evaluate our future prospects and may increase the risk that we will not be successful. Our historical growth rates may not be indicative of our future growth, and we expect our operating and capital investments to continue to increase in the foreseeable future. Accordingly, we may have difficulty sustaining profitability.
•We derive a significant portion of our revenue from companies in the retail, travel and classified industries, and any downturn in these industries or any changes in regulations affecting these industries could harm our business.
•Our ability to generate revenue depends on our collection of significant amounts of data from various sources, which may be restricted by consumer choice, clients, publishers, browsers or other software, changes in technology, and new developments in laws, regulations and industry standards.
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
•The rights of shareholders in companies subject to French corporate law differ in material respects from the rights of shareholders of corporations incorporated in the U.S.
•In periods of economic uncertainty, businesses may delay or reduce their spending on advertising, and we are exposed to the credit risk of some of our clients and customers, which could materially harm our business.

PART I

Item 1.    Business
History and Development of the Company
Criteo S.A. was initially incorporated as a société par actions simplifiée, or S.A.S., under the laws of the French Republic on November 3, 2005, for a period of 99 years and subsequently converted to a société anonyme, or S.A. We are registered at the Paris Commerce and Companies Register under the number 484 786 249. Our agent for service of process in the United States ("U.S.") is National Registered Agents, Inc.
Business Overview
We are a global technology company driving superior commerce outcomes for marketers and media owners through the world’s leading Commerce Media Platform. We operate in commerce media, the future of digital advertising, leveraging commerce data and artificial intelligence ("AI") to connect ecommerce, digital marketing and media monetization to reach consumers throughout their shopping journey. Our vision is to bring richer experiences to every consumer by supporting a fair and open internet that enables discovery, innovation, and choice – powered by trusted and impactful advertising. Since 2018, and accelerating since 2020, we have deeply transformed the Company from a single-product to a multi-solution platform provider, fast diversifying our business into new solutions.

We enable brands', retailers' and media owners’ growth by providing best-in-class marketing and monetization services and infrastructure on the open Internet, driving approximately $40 billion of commerce outcomes for our customers – in the form of product sales for retailers, brands and marketers and advertising revenues for media owners. We differentiate ourselves by delivering the best performing commerce audiences at scale and we deliver this value by activating commerce data in a privacy-by-design way through proprietary AI technology to reach and engage consumers in real time with highly relevant digital advertisements ("ads") across all stages of the consumer journey. Our data offers deep insights into consumer intent and purchasing habits.

Our focus is on commerce media. Our clients include many of the largest and most sophisticated consumer brands, commerce companies and media owners in the world. We partner with them to capture user activity on their websites and mobile applications ("apps"), which we define as digital properties, and leverage that data to deliver superior ad performance to help marketers, brands and agencies reach their campaign objectives from top to bottom of the funnel. This includes powering the retail media ecosystem as we enable brands to reach shoppers with relevant ads near the digital point of sale on retailer and marketplace websites while enabling retailers to add a new revenue stream.

Demonstrating the depth and scale of our data, we have exposure to over $1 trillion in online sales transactions on our clients' digital properties in the year ended December 31, 2021. Based on this data and other assets, we activated about $3 billion of media spend on behalf of our customers and delivered 1.8 trillion targeted ads in the year ended December 31, 2021. As of December 31, 2021, we served approximately 22,000 clients and, in each of the last three years, our average client retention rate, as measured on a quarterly basis, was approximately 90%.

We have established our leading market position in commerce media by focusing on three key assets that differentiate us in the marketplace: actionable commerce data, extensive media access, and world-class predictive AI technology. Our large dataset is uniquely focused on commerce and shoppers, our media access across our broad direct network of media owner partners provides large consumer reach, and our purpose-built AI technology activates this data and media to drive multiple commerce outcomes for our customers. We continuously improve our technology, broaden our reach and leverage and strengthen Criteo’s Buyer Index, a highly differentiated pool of data built through collaboration within our open ecosystem of marketer and media owner customers. Criteo's Buyer Index is one of the world's biggest privacy-compliant data sets focused on shoppers, retailers and brands.

Each day, we are presented with billions of opportunities to connect consumers with relevant advertising messages from our commerce and consumer brand customers in compliance with the highest privacy standards, including the General Data Protection Regulation ("GDPR") and California Consumer Privacy Act ("CCPA"). For each of these opportunities, our algorithms analyze massive volumes of shopping data to predict consumer preferences and intent, and deliver specific messaging for products or services that are likely to engage that particular consumer. The accuracy of our algorithms improves with every ad we deliver, as they incorporate new data while continuing to learn from prior interactions.

Historically, the legacy Criteo model had focused solely on converting our clients' website visitors into customers, enabling us to charge our clients when users engage with an ad we deliver, usually by clicking on it. This pay-for-performance pricing model clearly links the cost of an advertising campaign to its effectiveness and performance in driving conversions, and continues to be valued as such by our clients. We have since expanded our solutions to address a broader range of marketing and monetization goals for our clients, including audience targeting and brand awareness. We leverage pricing models consistent with industry standards that include cost-per click, cost-per-impression and cost-per-install, as well as volume-based fees for brands and large retailers using our Retail Media solutions, and, in certain cases, a set fee for the use of our platform capabilities.

In May 2021, we acquired Doobe In Site Ltd. ("Mabaya"), a leading retail media technology company that powers sponsored products and retail media monetization for major ecommerce marketplaces globally (the “Mabaya Acquisition”). This acquisition immediately enhanced our retail media capabilities to better meet the unique needs of marketplaces and marketplace sellers.

In December 2021, we executed a purchase agreement to acquire the business of IPONWEB Holding Limited ("IPONWEB"), a market-leading AdTech company with world-class media trading capabilities, for $380 million comprised of a mix of cash and treasury shares of the Company, subject to certain adjustments including for working capital, other current assets and current liabilities and net indebtedness, with the transaction expected to close in the first quarter of 2022 (the "IPONWEB Acquisition"). The transaction is subject to customary closing conditions. This strategic acquisition is expected to accelerate our Commerce Media Platform vision by adding scale, complementary products, and stronger first-party data capabilities, further reducing our reliance on third-party cookies and other identifiers.
During 2021, we operated in 96 countries.

Our financial results include:
•Revenue of $2,254.2 million, $2,072.6 million and $2,261.5 million for the years ended December 31, 2021, 2020 and 2019, respectively;
•Gross profit of $781.9 million, $688.0 million and $829.0 million for the years ended December 31, 2021, 2020 and 2019, respectively;
•Contribution excluding Traffic Acquisition Costs, or Contribution ex-TAC, previously called Revenue ex-TAC, which is a non-U.S. GAAP financial measure, of $920.8 million, $825.0 million and $946.6 million for the years ended December 31, 2021, 2020 and 2019, respectively;
•Net income of $137.6 million, $74.7 million and $96.0 million for the years ended December 31, 2021, 2020 and 2019, respectively; and
•Adjusted EBITDA, which is a non-U.S. GAAP financial measure, of $322.5 million, $251.0 million and $299.0 million for the years ended December 31, 2021, 2020 and 2019, respectively.

Please see the Non-GAAP Financial Measure Reconciliation, included in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Form 10-K for reconciliations from Gross Profit to Contribution ex-TAC and net income to Adjusted EBITDA, in each case the most directly comparable financial measures calculated and presented in accordance with generally accepted accounting principles in the United States or "U.S. GAAP".

Industry Trends

We operate in commerce media, a new approach to advertising at the intersection of ecommerce, digital marketing and media monetization, that uses commerce data and machine learning to reach consumers throughout their shopping journey.
The ability to engage consumers across the various steps of the consumer journey is critical for businesses in the broader commerce and consumer brand sectors, who often dedicate a significant portion of their cost base to developing such an ability. We believe the following trends are relevant in assessing our current and future business.
E-commerce is Booming: According to eMarketer, global retail ecommerce (excluding travel and event tickets and food services) amounted to close to $5 trillion in 2021 or 19% of global retail sales in 2021 and is forecast to represent 23% by 2024, or $7 trillion. The COVID-19 pandemic has accelerated the boom of ecommerce as brands and retailers rapidly transform their ecommerce presence, and gain share from ecommerce giants. As a result of new habits developed by consumers, and as the pandemic has brought in older and less tech-savvy demographics to online shopping, we expect this trend to continue. 81% of online buyers who tried a new retailer indicate that they expect to continue to shop with them in the future2, creating a shift in brand loyalty towards open Internet retailers, which today represent approximately 88% of global e-commerce sales done outside of Amazon3.
First-Party Data Unlocks Huge Potential: Amazon opened the way in the commerce media category, and other large retailers also leverage their shoppers’ first-party data to drive momentum to their advertising revenue. Many more retailers are now following suit in creating media experiences around their content assets utilizing their first-party data to curate and monetize their audiences. Driving advertising spend to their content requires AdTech and a huge network of shared data.
Trade Marketing Shifts to Digital: Brands have been taking advantage of this surge in ecommerce and accelerating the shift of their trade marketing budgets to online. We believe digital trade marketing represents a market opportunity of approximately $80 billion. This potential of digital trade marketing is feeding growth in the supply of retail media, available for brands to bid on to promote their products directly at the point of sale. A Forrester Research report published in 2020, indicated that 92% of EU brand advertisers say their growth depends on retail media.
Brands, Retailers and Publishers Increasingly Depend on AdTech Partners: As technology quickly evolves in today's highly competitive environment, advertising technology (“AdTech”) becomes increasingly critical for marketers. According to Merkle research published in 2020, 34% of retailers see creating deeper partnerships with technology companies and media platforms as their largest opportunity. Consumers' shopping journeys increasingly remain fragmented across multiple environments, websites, apps, devices, and physical stores, and we believe most marketers increasingly look at diversifying their significant reliance on walled-garden digital advertising partners. Changes in online identity make the environment more complex for both marketers and media owners around addressability and measurement, and require brands and retailers to better leverage AdTech providers to solve these problems for them. The ability for media owners, retailers, brands and agencies to identify users, create and monetize commerce audiences, and drive sales and customer loyalty, today relies on having the right technology partner, able to activate the right data in an efficient way and measure the results in a transparent way across channels.

Addressable Market
We estimate that the total addressable market for the marketing and monetization services provided by our Commerce Media Platform on the open Internet represents $100 billion in advertising spend that we can activate on behalf of our customers by 2024. In addition, traditional trade marketing dollars used for brick and mortar in-store promotions are rapidly moving to digital, which represents an additional market opportunity of approximately $80 billion. When adding the full potential of online trade marketing our total addressable market reaches $180 to $200 billion.

___________________________________________________
1 Question Asked: “When you want to buy a new product online, where do you typically start your search?”
1,2 Sources: Activate Consumer Tech & Media Viewpoint Study April 14, 2020 (n = 2,027), ComScore, Freedive, Marketing Dive, Activate analysis
3 Source: eMarketer

Criteo's Transformation
Since 2018, and accelerating since 2020, Criteo has deeply transformed itself from a single-product to a multi-solution platform provider, fast diversifying the business into new solutions.

We Are Fast Transforming and Diversifying

Global Leader in Retargeting
Display
Retargeting
Media arbitrage business model
2005-2016
Leading Performance Advertising Platform
Display / Native
Video / CTV
Retail Media
Retargeting
Audience Targeting
Omnichannel
Share of media spend
2017-2020
Criteo Commerce Media Platform
Analytics & Insights
Measurement
Display / Native
Video, OTT, CTV
Social
Retail Media
Retail Media Extension
Third Party Demand
Retargeting
Audience Targeting
Omnichannel
Contextual Targeting
Cohort Targeting
1P
Media
Network
Platform
2021

The Criteo Commerce Media Platform
We have made significant strides in transforming our company to meet the needs of brands, marketers, retailers, and media owners in the evolving commerce landscape. With the Criteo Commerce Media Platform, we offer our marketer and media owner customers a single platform for first-party data-based marketing and monetization, that provides a holistic suite of solutions, powered by AI technology and activates the world’s largest set of commerce data.

Our technology is optimized to efficiently and effectively drive trusted and impactful business outcomes for our brand, retailer and media owner customers. These include, for example, driving engagement for our customers' brand, shop, app, products and services, driving product sales, driving app installs and consumer visits, driving product consideration from targeted commerce audiences, or driving advertising revenue for media owners and retailers by monetizing their data and audiences with consumer brands.

The Criteo Commerce Media Platform is comprised of:
•Criteo’s large-scale First-Party Media Network
•Criteo’s advanced AI Engine
•Criteo’s powerful solutions: Marketing Solutions and Retail Media

Criteo's solutions work seamlessly across digital devices (desktops, laptops, smartphones and tablets), commerce and advertising environments (browsers, apps, connected TV and physical retail stores), platforms and operating systems (Windows, Android, iOS/MacOS), advertising channels and formats (display, including social and native, online video, connected TV and ads on retailers' properties) and media environments (retail media, thousands of direct publishers and mobile app developers in the open Internet, and all major real-time bidding exchanges).

The Criteo Commerce Media Platform is made available as individual products and services as part of our offering.

Criteo First-Party Media Network

Our First-Party Media Network is a component of our Commerce Media Platform and represents the combination of our unique data and media assets. It is the powerful combination of our network of direct relationships with media owners, including retailers, together with our Buyer Index dataset focused on commerce and shoppers that powers Criteo's First-Party Media Network.

Our Data assets: our first-party data-based Buyer Index

Our data assets include privacy-safe insights derived from our customers' proprietary commerce data about their own consumers, such as transaction activity on their digital properties, giving us exposure to over $1 trillion in online sales on a combined basis in 2021, representing approximately 40% of the global retail ecommerce sales excluding China1, or $2.7 billion worth of transactions per day on average.

Through direct integration with our clients' digital properties, we obtain large volumes of consented first-party data, expressed consumer shopping intent and engagement, and transactional data at individual product or service levels, which do not rely on cross-site tracking technologies, such as third-party cookies. The information we collect is anonymized and does not enable us to personally identify any particular consumer.

Our high quality first-party data assets help fuel the accuracy of our algorithms, which improve with the increasing quantity and quality of the data we obtain from our marketer and media owner customers and partners, as well as insights gained through our own extensive operational history. The combination of marketer data, media owner data and proprietary metadata gives us powerful insights into consumer purchasing habits that we use to price media inventory and create relevant ads to drive user engagement and impactful commerce outcomes for our customers. In addition to commerce data at the granular product SKU level, we seek to use as much relevant information as possible about the context and intent of a given user, collected from customers and media owner partners, to further refine our prediction accuracy.

We believe our access to highly granular first-party commerce data validates the trust that our clients place in us. Most of our clients typically provide real-time access to the products or services a visitor has viewed, researched, added to their shopping cart, or bought from them, and continuously receive updated information on over 4 billion products or services across 3,500 product categories, including pricing, images and descriptions. A large number of our clients also provide us with their customers' purchase history data in formats that preserve privacy.

Over the years, we have built data collectives through data pooling among many of our marketer and media owner customers and partners. The combination of these data collectives forms Criteo’s Buyer Index. For each of these data collectives, we ask our clients to grant us the permission to mutualize a significant portion of their proprietary data in an anonymized way with other clients who also contribute data to this collective data pool. With Criteo’s Buyer Index, we have built one of the world's largest and most open data sets focused on shoppers and their commerce activity across retailers and brands, and their activity on media owners’ properties.

The Criteo Buyer Index is comprised of the following data collectives:

•The Identity Graph allows us to match user identifiers provided by clients and publishers across devices and environments, both online and offline. Our algorithms link user identifiers together when they are deemed to belong to the same user. Examples of user identifiers, collected from our customers and partners, and included in the Identity Graph include: hashed customer logins and hashed emails, first-party and third-party cookies, app identifiers such as Apple's IDFA and Android's AAID, in addition to linkages such as LiveRamp's IdentityLink. The graph has billions of identifiers, which we believe cover about 685 million unique Daily Active Users globally, for whom we collect commerce data in real time. In addition, the Identity Graph allows us to leverage offline CRM data of our clients' physical stores to match it with online user profiles, based on their offline shopping history.

•The Interest Map collects and organizes consumer intent and purchasing data across the products available in our network of commerce clients, in order to build a comprehensive and accurate non-identifying shopper profile for all consumers on whom we have collected data. Our Interest Map applications include the Universal Catalog, which provides category and/or brand enrichment, as well as a unified view of the 4 billion products SKUs, across 3,500 product categories, available across the combined catalogs of our 22,000 commerce clients2. Every day, we have exposure to data on close to $3 billion in online sales on average through 75 million buyer journeys. With the Interest Map, we seek our clients' permission to use their data, on an aggregated and anonymized basis, to power products that are jointly offered to our clients in the collective.

The design and governance of Criteo’s Buyer Index are based on strict and differentiated guiding principles:
•Openness: we commit to a two-way exchange of data with our marketer and media owner customers and partners, whereby all parties contributing data to the collectives, in return for their contribution, benefit from the collective dataset via the Commerce Media Platform, and access cross-device user IDs and relevant Key Performance Indicators to better inform and optimize their advertising with us.
•Transparency: our clients' contribution and sharing of data within the data pools are based on a clear and permission-based usage by Criteo for the mutual benefits of all participants in the data collectives.
•Security: we apply high levels of data security and user privacy standards to the data we hold and manage for ourselves and our clients.
•Fairness: our data collectives are designed and governed in ways such that the value gained by each participant largely exceeds the individual contribution to the collectives, irrespective of the participant’s size.
Consistent with our data minimization principles, our technologies only rely on categories of data that are strictly necessary for the purpose of our services. This means that the user information we collect relates primarily to purchase intent. In addition, we provide consumers with easy-to-use and easy-to-access mechanisms to control their advertising experience and opt out of receiving targeted ads we deliver. This transparent, consumer-centric, and controllable approach to privacy empowers consumers to make better-informed decisions about our use of their data. We also actively encourage our customers and media owner partners to provide transparent and clear information to consumers about our collection and use of data relating to the ads we deliver and monitor.

___________________________________________________
1 Source: eMarketer.
2 Products are not unique and may appear in the catalogs of different customers.

Our Media assets: our first-party media integrations and media buying scale
We provide our marketer customers with extensive real-time access to advertising inventory through direct relationships with thousands of media owner partners, as well as selective supply side partnerships. We define inventory as the combination of desktop web, mobile web, mobile in-app display, including social and native, online video displays, connected TV, and ad inventory on major retail ecommerce properties, including standard banners, native and sponsored product formats.
In some cases, we have negotiated direct and privileged access with publishers, giving us the opportunity to select, buy and price, on an impression-per-impression basis and in real time: (1) inventory that a publisher might otherwise only sell subject to minimum volume commitments; and/or (2) particular ad impressions before such impressions are made available to other potential buyers. Among their multiple benefits, these direct relationships can give us privileged access to first-party publisher data which allow us to bid on impressions without using third-party cookies or other third-party identifiers.
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
We price and buy inventory in real time and typically do not pre-buy any impression. In addition, in some instances, we may commit to buying minimum volumes of impressions to certain publishers partners. Across both our direct publisher relationships and inventory purchasing done on Real-Time Bidding (RTB) exchanges, we leverage Criteo AI Engine's ability to quickly and accurately value available advertising inventory, and utilize that information to bid for inventory on a programmatic, automated basis.
Alongside our existing technologies to integrate directly with publishers, we have developed Criteo Direct Bidder, our header-bidding technology. Header-bidding allows publishers to make their inventory simultaneously available for public auction to several competitive bidders, including RTB exchanges. Thanks to our large scale, Criteo Direct Bidder allows us to connect directly to the ad server of publishers in situations where publishers use header bidding to monetize their inventory, allowing us, among other advantages, to bypass RTB exchanges in the bidding process and to save publishers the take-rate RTBs would typically charge them. As a result, Criteo Direct Bidder helps publishers increase the average monetization of their inventory sold through Criteo Direct Bidder, relative to our overall spend through all channels. Using Criteo Direct Bidder, we were connected to publishers globally, on both web and apps, including: IBM Watson Advertising (The Weather Channel), Globo, OLX, NBC, Forbes, The Wall Street Journal, Leboncoin, Daily Mail, Viber, Axel Springer's websites, Marktplaats, M6, AJA Japan and EstSoft.
We take a variety of brand safety measures to ensure that the brand equity of our clients is preserved at all possible times. These measures include determining that each publisher's inventory meets our content requirements and those of our clients to ensure that their ads are not shown in inappropriate content categories, such as, for example, adult, violent or sensitive political content. In addition, we are an active member of the Coalition for Better Ads, supported by Google, and are compliant with their recommendations for user-friendly advertising formats. In 2020, we entered into a partnership with Oracle Advertising to strengthen our existing brand safety offering. Criteo’s AI Engine is now integrated with Oracle Contextual Intelligence, a solution providing real-time content review and page-level pre-bid classification to clients across 11 standard brand safety categories. In recognition of our efforts to combat fraud and ensure a brand safe digital ecosystem for our advertisers, Criteo has been independently certified by the Trustworthy Accountability Group for the Certification Against Fraud and the Brand Safety Certification.
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
For Criteo Retail Media, we historically pay for the inventory of retailer partners based on a revenue share, effectively paying the retailer a portion of the click-based revenue generated by customers clicking on the ads displaying the products of our consumer brand clients. This means that, with these Criteo Retail Media solutions, retailer publishers only get paid if a user effectively clicks on the ad that is displayed on their site. We may also buy inventory on a CPM basis. For our Retail Media Platform (RMP), which represents the majority of our Retail Media Contribution ex-TAC and growing fast, we do not incur our own media cost as retailers use our Retail Media Platform as a technology platform to sell their inventory directly to consumer brands and we bill and collect media cost on their behalf.

We believe that our ability to efficiently access, value and monetize inventory at scale results in a deeply liquid marketplace for both buyers and sellers of advertising, allowing us to deliver effective ads at the right price for our clients, even as the size and complexity of the marketing campaign increases.

Criteo AI Engine
Criteo AI Engine consists of multiple artificial intelligence algorithms, and the proprietary global hardware and software infrastructure that enables the Commerce Media Platform to operate in real time at significant scale, and activate our commerce datasets and unique media for effective marketing and monetization.
Criteo AI Engine leverages the Buyer Index, with the goal of maximizing consumer engagement to drive impactful business outcomes for clients through the delivery of highly relevant and personalized ads in real time.
Criteo AI Engine consists of:
•Lookalike finder algorithms. These algorithms create user audiences, or groups of consumers likely to be interested in and engage with a specific category of our clients’ products or services, from a predetermined audience seed based on other clients’ audiences that were already targeted and exposed to similar products or services in the context of previous advertising campaigns. Once created, these audiences are used by Criteo AI Engine as targets to reach and be exposed to tailored ads for relevant products or services for the purpose of a dedicated campaign. This set of algorithms typically supports campaign types addressing Audience Targeting objectives, i.e. driving new prospects to consider brands, products or services with which they have not yet engaged in the past.
•Recommendation algorithms. These algorithms create ads tailored to specific consumer interest and intent by determining the specific products or services to include in the ad. These products and services may be ones that the consumer has already been exposed to, or that the algorithms predict the customer could be interested in. Alternatively, these may be products and services that other consumers within Criteo Buyer Index have been interested in.
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
•Predictive bidding algorithms. These algorithms predict the probability and nature of a user's engagement with a given ad. Such predicted user engagement can take the form of, for example, customer site visits, clicks, conversions, shopping basket value, specific product categories purchased, or even the gross margin of the purchased product or service that our client generates from such purchase. This prediction of engagement incorporates data from our marketer customers, our media owner customers and partners, including user intent, who our customer is, the products offered in the ad, as well as data on the creative content of the ad and the media context in which the ad is displayed, as well as third-party sources. Together with our recommendation algorithms, the prediction algorithms allow us to determine the most appropriate price to pay for an ad impression, based on an individual user's predicted engagement, what our customer is willing to pay for that engagement, as well as Criteo's own target margin (or economic "take rate" retained by Criteo) from placing that individual ad. Our bidding engine executes campaigns based on certain objectives set by our clients (such as cost-per-click, cost-per-order, cost-of-sales, cost-per-visit, cost-per-impression, cost-per-install or total campaign budget). After a bid for an ad impression is placed and won, Criteo AI Engine assembles and delivers individualized ads, and provides campaign reporting in near-real time.
•Software systems and processes. Our algorithms are supported by robust software infrastructure that allows us to operate seamlessly at a large scale through our network of more than 45,000 servers as of the end of 2021. The architecture and processing capabilities of this technology have been designed to match the massive computational demands and complexity of our algorithms in real time. This technology enables data synchronization, storage and analysis across a large-scale distributed computing infrastructure in multiple geographies, as well as fast data collection and retrieval using multi-layered caching infrastructure.

•Experimentation platform. Our Research & Development team continuously tunes Criteo AI Engine via experimentation and A/B tests. For example, in 2021, we performed about 800 online A/B tests and over 100,000 offline experiments and tests. We use an online/offline testing platform to improve the capabilities and effectiveness of our prediction models by measuring the correlation of specific parameters with user engagement, usually measured by consumer visits, clicks and conversions, typically in the form of sales. A dedicated team is constantly testing new types and sources of data, as well as new variables, to determine whether they help diminish the gap between, for example, predicted visits, click-throughs and conversions, and actual visits, click-throughs and conversions over the course of a live campaign.

A key attribute of Criteo AI Engine is the vast metadata of learnings on marketing and commerce effectiveness that we have accumulated from having delivered and measured responses to close to 11 trillion advertising impressions since our Company's inception.
We have long established and adopted Privacy-by-design as a central element of our technology and product design and development cycles, with a strong commitment to ensuring best practices in privacy, security and safety for consumers and our marketer and media owner customers. Since 2013, we have had a designated Data Privacy Officer along with a team of privacy experts. These experts are integrated within our R&D and Product organizations and processes, and consider all facets of user privacy as key elements in the design of any new technology, solution or feature of the Commerce Media Platform. They also perform ongoing Privacy Impact Assessments to monitor potential risks during the product lifecycle and proactively mitigate those risks. The Data Privacy team delivers company-wide privacy training, enforces our privacy policies and is integral to ensuring that we build the best solutions and services. We regularly review and document our internal privacy policies, amend existing policies as necessary and enforce these policies with our clients, media owner partners and vendors.
Our Solutions
Criteo reports its business results for two operating and reportable segments: Marketing Solutions and Retail Media.
•Criteo Marketing Solutions allow commerce companies to engage consumers with personalized ads across the full marketing funnel, leveraging online and offline store data.
◦Examples of expected business outcomes driven by Criteo Marketing Solutions include:
▪Awareness: creating and building brand awareness for a client's existing or new product or service, by targeting relevant high-quality consumer audiences showing intent for that particular product or service and reaching these audiences, for example, through online video ads across the breadth of our premium publisher network on the open Internet;
▪Audience Targeting: driving visits from new prospects on the website of our clients, or driving installations of our clients' apps by new consumers, by engaging such prospect visitors online (either on the web, in apps or on connected TV), with personalized ads offering products or services tailored to their predicted interest through our audience targeting capabilities, based on our Buying Index data and/or contextual signals;
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

▪In addition to self-service access to Criteo Management Center, we also offer a managed-service approach to our larger clients, providing deep business intelligence and analytics services. Our teams of advisers aid our larger customers in setting goals for, extracting insights from, and evaluating trends and performance of their various advertising campaigns with us across multiple marketing goals, sources of inventory, advertising channels and formats, and the multiple digital devices that consumers may use.
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
In Marketing Solutions, our new solutions are focused on the following areas:
•Brand awareness: We are extending our offering to allow for more brand awareness campaigns for both brands and retailers on the open Internet, including in online video formats and through the Connected TV channel.
•Audience-first Targeting: We already address customer acquisition as a marketing objective and intend to continue growing it, along with similar use cases building on audiences based on our shopper data. In addition, we are investing resources in enhancing the efficacy and impact of cohort advertising on our ecosystem and help shape the end solution which will replace third-party cookies in the Google Chrome browser environment.
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
•Omnichannel: We are fast growing our Omnichannel capabilities that help bridge offline consumer identities and shopping habits with ecommerce and online shopping. While a large portion of our commerce client base operates physical stores and still generates a significant percentage of their sales from these stores, extracting massive amounts of sales data from their physical stores, they often lack the sophisticated technology necessary to activate this dataset for sales generation, both online and offline. As a result, retailers are increasingly interested in accessing a set of differentiated omnichannel advertising solutions that allow them to target their customers everywhere they are and bridge the gap between online and offline. We believe our Omnichannel offering is highly differentiated compared to traditional digital advertising players in the marketplace. We intend to further expand our solutions for omnichannel advertising, including by feeding our clients' offline CRM data into our Identity Graph, in order to further grow the match rate of offline consumers with their online profile.
•Criteo Retail Media assists retailers in generating high-margin advertising revenues from consumer brands looking to address multiple marketing goals, and to drive sales for themselves, by monetizing their audiences through personalized ads, either on their own digital store or on media owner properties on the open Internet.
◦Examples of expected business outcomes driven by Criteo Retail Media include:
▪generating advertising revenue for retailers on their online store, by providing retailers with self-service access to our technology platform for them to monetize their commerce data, traffic and audiences directly with consumer brands across various marketing goals;
▪driving sales for consumer brand clients on the site of retailer partners, by connecting consumer brands and retailers and engaging consumers on the retailer's digital property with personalized ads offering specific brand products available on the retailer's digital store and for which consumers have expressed interest (also called "onsite");

▪driving sales for consumer brand clients on the site of retailer partners, by connecting consumer brands and retailers and engaging consumers outside of the retailer property on the open Internet with personalized ads offering specific brand products available on the retailer's digital store and for which consumers have expressed interest (also called "offsite");
◦Our retailer and brand customers respectively manage their Retail Media revenues and budgets using a self-service interface called the Retail Media Platform. The Retail Media Platform provides flexible pricing options to brands: guaranteed placement (cost-per-impression) and auction-based (cost-per-click). We charge retailers a negotiated supply-side platform fee and sometimes a technology fee, while brands pay us a negotiated demand-side platform fee. In addition, we may charge brands a managed-service fee and other fees for accessing additional insights.
In 2021, Criteo Retail Media accounted for more than 10% of our total consolidated revenue.
We believe Criteo Retail Media is a particularly differentiated offering in the marketplace with significant potential opportunities. We will continue to roll out the Retail Media Platform to new markets and move all our Retail Media campaigns to the platform, making the digital stores of large retailers a key advertising channel to generate high gross margin revenue from consumer brands. In addition, we intend to grow the number of retailers we work with in the U.S. and Europe, deepen our share of wallets with existing retailer and brand customers, accelerate our geographic expansion in Europe and enter new markets in the APAC region, grow our offsite advertising capabilities for brands across our premium publisher network on the open Internet, grow Retail Media for retailer marketplaces, bring more commerce insights to brands as a key value-added service and provide brands with an integrated view on the Retail Media spend on Walled Garden retailers.
Our Competitive Strengths
We believe the Commerce Media Platform is transforming digital marketing and media monetization for our customers. We enable brands' and retailers' growth by making their marketing and monetization efforts more efficient, effective and measurable by driving trusted and impactful business outcomes across multiple marketing goals. We believe the following competitive strengths, supported by our first-mover advantage, have enabled us and will continue to enable us to capture a significant share of our commerce media opportunity:
Shopper Data. Our First Party Media Network leverages massive amounts of granular first-party data focused on commerce and shopping behaviors, through data sharing among our clients. With an estimated 685 million unique Daily Active Users in our Identity Graph, we are building one of the largest data sets focused on shoppers, with a scope and scale among the largest in the industry. Close to $3 billion worth of daily transactions across 4 billion product SKUs from 3,500 product categories are incorporated into our graph, allowing us to analyze about 75 million daily buyer journeys. Our Buyer Index offers a comprehensive, accurate and non-identifying shopper profile for all consumers on whom we have collected information, and is the foundation for the development of compelling advertising solutions - existing and new - that help our customers span the full marketing funnel across brand awareness, audience targeting and conversion marketing goals.
Consumer Reach, Scale and Network Effects. Our large and loyal base of customers and first-party media owner partners provide for stability and positive network effects. As of December 31, 2021, we had approximately 22,000 clients, including some of the largest ecommerce companies in the world, and our client retention rate was approximately 90%. In parallel, as of the same date, we were working with direct publishers on both web and apps, in addition to all of our large global and local RTB partners. These direct integrations on both the demand and supply sides ensure privacy-compliant access to first-party data, shielding from the consequences of third-party cookie limitations. As we continue to grow our client base, we continue to grow the number of users who interact with our ads, increasing our consumer reach and allowing us to benefit from greater scale when buying inventory from publisher partners, many of whom have granted us preferred access to portions of their advertising inventory. Beyond the stability in our business that our large and loyal base of customers and media owner partners provides us, significant opportunities exist to cross-sell and up-sell our product portfolio within our large existing customer base. As clients spend more with us and we attract more media inventory and deliver more ads, our data assets grow, enabling us to deliver even more precisely targeted and personalized ads and generate a greater impact for our customers, both marketers and media owners. As a result, we believe more brands, commerce marketers and media owners may use our offering and potentially increase their spend with us. This, in turn, may enable us to increase monetization for media owners and retailers, further expanding our media network and enhancing our ability to drive performance for all customers. This cycle of self-reinforcing network effects, based on our large scale and loyal base of marketer and media owner customers and partners, may continue to fuel our business in the future.

Retail Media. Our Retail Media offering provides unique opportunities to both brands and retailers. Our Retail Media value proposition, helping retailers to monetize their data and inventory with brands, is quite unique in the marketplace outside of Amazon. It provides opportunities for brands to advertise on retailers' on-site media, while creating a new source of profitable revenues for large retailers. With the acquisition of Mabaya in 2021, we have also enhanced our retail media capabilities to best meet the unique needs of marketplaces and marketplace sellers. Criteo's Retail Media Platform is the industry's first self-service and transparent software providing an easy way for brands to manage their online marketing budgets to drive immediate, measurable commerce outcome directly where shoppers search and buy their products. We enable brands, agencies, and multiple retailers to buy and sell retail media using a common platform, thus benefiting from meaningful network effects due to our unique position as the technology supporting a multi-retailer ecosystem, whereas most competitors in the retail media space focus on supporting siloed retailer Walled Gardens. Brands and their agencies use our platform to access unique inventory at meaningful scale, and retailers get access to brand marketing budgets at a scale they would not be able to access on their own. This creates a network effect where the value for customers only increases as more brand and retailer participants join the ecosystem. In addition, our deep technical integrations with retailers, requiring meaningful engineering investment from the retailer, make us very sticky with them and enable us to offer preferred or exclusive inventory to brands and agencies, as well as a superior shopper experience to consumers. We primarily use a server-side technology to integrate our platform with retailer sites and apps. In addition, we require multi-year commitments and product ads exclusivity as part of our standard retailer services agreements. Both our unique inventory access and increasingly deep technical integrations with other advertising technology and reporting platforms provide defensible relationships with brands and agencies. For example, our API partner program embeds our technology into ad platforms that brands and agencies already use to buy search, social, and other large platforms' ad inventory. Additionally, with many major brand and agency clients, we directly connect our reporting data directly into client analytics and reporting platforms via our APIs.
Superior Insights and Measurement. We believe we have superior capabilities for Commerce Insights and measurement. Our technology provides our clients with the unique ability to measure against product sales at the product SKU level. For example, our commerce insights can bring together organic shopping data with paid media metrics for brands.
Scaled Global Presence. We do business in 96 countries and have a direct operating presence through 29 offices in 15 countries. We have achieved this global presence by replicating and scaling our effective business model across all geographic markets. Large businesses are increasingly seeking global advertising partners able to provide comprehensive offerings that are effective across multiple geographies. We believe we are able to meet this demand by leveraging our scalable AI technology and global network of relationships and are well positioned to serve our clients in virtually every market in which they seek to drive trusted, impactful and measurable business results and commerce outcomes.
Strong Financial Model. Our profitable, cash-generative financial model allows us to invest for growth while maintaining healthy profitability. Our company has a sustainable, robust profitability margin. In the year ended December 31, 2021, our operating profit margin was 6.7% of revenue and our Adjusted EBITDA as a percentage of Contribution ex-TAC was 35%. In addition, we manage our expense base in a disciplined way and focus on driving productivity through operational excellence and automation across the organization. Productivity and efficiency gains enable us to reinvest into strategic growth areas, while maintaining healthy profitability, with the goal to driving Adjusted EBITDA of 32% of Contribution ex-TAC or above. Our financial model generates a sustainable and significant amount of free cash flow. In 2021, net cash flows provided by operating activities were $220.9 million and consisted of net income of $137.6 million, $124.9 million in adjustments for non-cash and non-operating items and $(41.6) million of cash flows used for working capital. For the year ended December 31, 2021, we generated free cash flow of $167.9 million. In addition, our company maintained a strong cash position of $515.5 million at the end of fiscal 2021, which, together with marketable securities and our Revolving Credit Facility, provides for financial liquidity of about $967 million, offering flexibility for executing on our strategic roadmap. We believe having a profitable, cash-generative financial model providing for financial flexibility and investment capacity is a strong competitive advantage, in particular compared to multiple sub-scale companies in our industry.

Our Business & Growth Opportunities
Our mission is to power the world's marketers and media owners with trusted and impactful advertising. We enable our customers’ business growth through commerce media, by providing best-in-class marketing and monetization services and driving measurable business outcomes at scale. As described throughout, our vision is to bring richer experiences to every consumer by supporting a fair and open internet that enables discovery, innovation, and choice – powered by trusted and impactful advertising for the world’s marketers and media owners.
As part of our transformation, we have expanded our business through several opportunities, both within our existing suite of solutions and in new areas, always focused on driving trusted and impactful business outcomes for clients. Our overarching priority is to drive sustainable and profitable growth for our business. This involves increasing our focus even more on the fast-growing ecommerce space and broadening our value proposition to cover all commerce media marketing goals on our single Commerce Media Platform in a holistic way, while always driving measurable business outcomes to our marketer and media owner customers, including sales. In parallel, we are focused on investing into our strategic growth priorities and self-funding for these investments by driving efficiency across the organization.
While our strategic priorities focus on the three key areas of integration, differentiation and scale, the core elements of our broader business strategy include:
Strengthen the Core. We continuously strengthen our retargeting product, aimed at converting our clients' customers in both the web and apps. We intend to achieve this by leveraging our strong differentiators, including around Criteo Buyer Index and user identification thanks to our first-party media network, continuously improving Criteo's AI Engine technology and the strong performance of our core product in all environments, providing more transparency on our value proposition, and adding new clients and media owner partners. We are also adding multiple capabilities, like third-party measurement, through industry partnerships to enhance our core solution.

Over the past four years, the growth of retargeting has been slowing down and turned negative in 2019 and 2020, before stabilizing in 2021 despite incremental privacy headwinds. Over this period, cookie restrictions on several browsers have had a significant negative impact on our business on the web, including on retargeting. The COVID-19 pandemic was an additional headwind to this business in 2020 and continued to impact our clients in the Travel and Classifieds verticals in 2021. Beyond these headwinds, retargeting has proven resilient and continued to grow in the Retail vertical, which is central to our business.

We are taking several measures as part of our strategy to stabilize our retargeting business over time, including:
•Maintaining a high level of preferred direct relationships with media owners, allowing us to grow our first-party media network and reduce our exposure to third-party cookies. We expect to continue to expand our first-party media network, sheltered from cookie restriction, including by increasing the deployment of Criteo Direct Bidder with large publishers, both on the web and on mobile apps, as well as by leveraging our Supply-Side Platform, including through the pending acquisition of IPONWEB;
•Encouraging our clients and publishers to adopt OpenPass, our open-sourced identity framework dedicated to digital advertising and respectful of users' privacy, providing a replacement to third-party cookie bearing users' consent;
•Growing our capabilities as a differentiated Demand-Side-Platform specifically for commerce, including for upper-funnel marketing on top of our strengths in lower funnel, offering more flexibility throughout the stack, and adjusting our pricing model to increase the transparency of our value proposition for our core product;
•Further expanding our global client base across customer categories. We have a track-record of entering new geographic markets, adding new clients successfully and rapidly gaining commercial traction. We intend to continue to grow our client base across the Strategic, Core and Tail customer categories. We believe opportunities also remain to grow our business with large customers in markets where we already operate, including in Western Europe, the U.S. and Japan; and
•Providing even more transparency and control to advertisers and their agencies through our self-service platform.
Expand Our Product Portfolio. We intend to continue to leverage our existing assets to diversify and strengthen our business outside of retargeting, continue to build and expand our suite of fast-growing marketing and monetization solutions, and build further competitive moats around our core assets.

In fiscal year 2021, our non-retargeting solutions already represented close to 30% of our total business, as measured on a Contribution ex-TAC basis, including 32% in the fourth quarter 2021. We are investing in the growth of these non-retargeting solutions and expect them to represent close to 40% of our overall business in 2022, including the pending acquisition of IPONWEB.
Explore Strategic Game Changers. We look for opportunities to extend and accelerate the growth of our business by exploring and bringing strategic assets and capabilities through partnerships and M&A, in addition to executing organically.
For example, in 2021, we entered and expanded a number of partnerships.
•We migrated our partners to the new and improved Criteo API framework and launched the Criteo Partner Marketplace, an app marketplace that empowers our partner solutions to be discovered by our global customer base;

•We built a Criteo destination within the Adobe Real-Time Customer Data Platform (CDP) to enable advertisers to onboard first party data;

•We implemented the capability to bid natively on incremental traffic from auctions with Liveramp’s RampID pseudonymous identifier;

•We built pipelines to receive the European Foundation’s netID single sign-on;

•We formed a strategic partnership with Bluecore, to provide Criteo advertisers access to Bluecore’s predictive audience capabilities to engage key shoppers through performance display across the open web;

•We extended our relationship with Oracle Advertising to leverage Oracle Contextual Intelligence, a solution providing real-time content review and pre-bid classification to clients across brand-suitable categories as we continue to scale their tools for brand safety across joint clients.

In the future, we intend to continue to collaborate with existing and new industry partners to extend the capabilities and functionalities of the Criteo Commerce Media Platform, beyond what we currently offer on a standalone basis. This may include partnerships with other Demand-Side-Platforms and other ecosystem players to extend our customer reach to new client categories or agencies. In addition, we may look at further expanding our access to video inventory, both in the Web and mobile apps, as well as extending our access to Connected TV inventory on a much larger scale.

We continue to evaluate and execute on M&A transactions, with a critical assessment on technologies and businesses that have the potential to accelerate our Commerce Media Platform strategy by enhancing, complementing or expanding our strategic capabilities, including our technology, our marketing and monetization solutions, go-to-market, or R&D team. We target acquisitions that, over time, can be efficiently integrated into the Criteo Commerce Media Platform, including into our AI technology, global operations and company culture, while preserving the quality and performance of our offering. Key criteria for acquisitions include demonstrated revenue traction and a proven value proposition for clients and partners and are easy to integrate. We believe our entrepreneurial culture, growth opportunity, global scale, financial profile, strong brand and market position enable us to be an attractive acquirer.

•In May 2021, we acquired Mabaya, a leading retail media technology company that powers sponsored products and retail media monetization for major ecommerce marketplaces globally. The Mabaya Acquisition immediately enhanced our retail media capabilities to better meet the unique needs of marketplaces and marketplace sellers;
•In December 2021, we executed a purchase agreement to acquire IPONWEB, a market-leading AdTech company with world-class media trading capabilities, for $380 million comprised of a mix of cash and treasury shares of the Company, subject to certain adjustments including for working capital, other current assets and current liabilities and net indebtedness, with the transaction expected to close in the first quarter of 2022. The IPONWEB Acquisition is subject to customary closing conditions. This strategic acquisition is expected to accelerate our Commerce Media Platform vision by adding scale, complementary products, and stronger first-party data capabilities, further reducing our reliance on third-party cookies and other identifiers.
Drive Technology and Operations Excellence. We take a portfolio management approach to managing our business, organization and expense base: right-sizing or streamlining the parts of the business with stabilizing revenue in order to enable investments on the growing parts of our business into technology innovation and other strategic priorities. We intend to continue to invest in growing our business, while driving productivity and efficiency gains through operational excellence across the company and maintaining healthy profitability. We believe these investments will feed the long-term sustainable growth of Criteo. We intend to continue to make investments in our technology innovation and new product development, including in Retail Media, our first-party media network, Contextual advertising, online video, Connected TV and Commerce Insights. We expect these investments to further strengthen our Commerce Media Platform. Driving operational excellence through the company to self-fund for our investments involves increasing automation and the scalability of our operations.

Infrastructure

Our ability to execute depends on our highly sophisticated global technology software and hardware infrastructure. As of December 31, 2021, our global infrastructure included over 40,000 servers through a global network of eleven data centers, including one Hadoop cluster, that comprise to 3,000 servers hosting 800,000 processing cores, providing a storage capacity exceeding 624,000 terabytes and 6,590 terabytes of random-access memory. Our global infrastructure is divided into three independent geographic areas in the Americas, Asia-Pacific and EMEA. In each of these geographic areas, our services are delivered through data centers that support this particular area. We generally rely on more than one data center in any given geographic area. Within large areas, the data centers are strategically placed to be close to our clients, publishers and users. This provides the benefit of minimizing the impact of network latency within a particular geographic area, especially for time-constrained services such as RTB. In addition, we replicate data across multiple data centers to maximize availability and performance. We also generally seek to distribute workload across multiple locations to avoid overloads in our systems and increase reliability through redundancy. In addition, we consider sustainability factors as we evaluate our infrastructure footprint, including prioritizing resource efficiency and clean energy to operate sustainable data centers.
Within each data center, computing power is provided by horizontal build-outs of commodity servers arranged in multiple, highly redundant pools. Some of these pools are dedicated to handling incoming traffic and delivering ads while others are devoted to the data analytics involved in creating our ads. In particular, we use software specifically designed for processing large data sets, such as Hadoop, to run offline data analyzes and to train our AI and Machine Learning models. The results are then fed back to refresh and improve our prediction and recommendation algorithms.
We use multiple-layered security controls to protect Criteo AI Engine and our data assets, including hardware- and software-based access controls for our source code and production systems, segregated networks for different components of our production systems and centralized production systems management.
Our Clients
Our client base for Criteo Marketing Solutions consists primarily of companies in the retail, travel and classifieds verticals, which we refer to as "commerce companies" or "commerce clients", and includes some of the largest and most sophisticated commerce companies in the world. These companies range from large, global, diversified commerce companies to mid-sized regional companies. With Criteo Retail Media, we also serve consumer brand manufacturers, which we refer to as "consumer brands" or "consumer brand clients". As of December 31, 2021, we had approximately 22,000 clients (both commerce and consumer brand clients combined).
At the end 2021, approximately 70% of our client relationships were held directly with the client and the remaining 30% with advertising agencies or other third-parties on the Criteo Marketing Solutions side of the business, whereas 50% of our Criteo Retail Media revenue comes from agencies.
We believe our business is not substantially dependent on any particular client or group of clients. In 2021, 2020 and 2019, our largest client represented 7.0%, 3.5% and 2.8% of our revenue, respectively, and in 2021, 2020 and 2019, our largest 10 clients represented 16.6%, 13.7% and 11.4% of our revenue in the aggregate, respectively.
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
Our client base is composed of three client categories: the Strategic client category, the Core client category and the Tail client category. Each client category is serviced through a combination of direct and indirect approaches, including through brand agencies, performance agencies and resellers for the Strategic, Core and Tail categories respectively. While Criteo historically focused on serving both large (Strategic and Core) and midmarket clients (midmarket being the prior name of Tail clients), our client strategy now focuses more heavily on serving the Strategic and Core categories through the full breadth of our Commerce Media Platform and therefore places less emphasis on serving Tail clients.

Research and Development
We invest substantial resources in research and development to conduct fundamental research on artificial intelligence, machine-learning models, enhance the algorithms in Criteo AI Engine, develop new features and solutions, conduct quality assurance testing, improve our core technology and enhance our technology infrastructure. Our engineering group is primarily located in research and development centers in Paris, France, Grenoble, France and Ann Arbor, Michigan. With the expected acquisition of IPONWEB, we will expand our R&D engineering centers to include Berlin, Germany, and Moscow, Russia. We expect to continue to expand capabilities of our technology in the future and to invest significantly in continued research and development and new solutions efforts. We had 682 employees primarily engaged Research and Development and Product as of December 31, 2021. Research and development expenses, including expenses related to the Product group, totaled $151.8 million, $132.5 million and $172.6 million for 2021, 2020 and 2019, respectively.
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
Intellectual property laws, together with our efforts to protect our proprietary rights, provide only limited protection, and any of our intellectual property rights may be challenged, invalidated, circumvented, infringed or misappropriated. The laws of certain countries do not protect proprietary rights to the same extent as the laws of France and the U.S. and, therefore, in certain jurisdictions, we may be unable to protect our proprietary technology.
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
As of December 31, 2021, we held 17 patents issued by the U.S. Patent and Trademark Office and various foreign counterparts, and had filed 13 non-provisional patent applications in the U.S. and Europe. We also own and use registered and unregistered trademarks on or in connection with our products and services in numerous jurisdictions. In addition, we have also registered numerous internet domain names.
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

Privacy, Data Protection and Content Control

Legal and Regulatory

Privacy and data protection laws play a significant role in our business. The regulatory environment for the collection and use of consumer data by advertising networks, advertisers and publishers is frequently evolving in the U.S., Europe and elsewhere. The U.S. and foreign governments have enacted, considered or are considering legislation or regulations that could significantly restrict industry participants’ ability to collect, augment, analyze, use and share personal data, such as by regulating the level of consumer notice and consent required before a company can utilize cookies or other tracking technologies.

In the U.S., at both the federal and state level, there are laws that govern activities such as the collection and use of data by companies like us. At the federal level, online advertising activities in the U.S. have primarily been subject to regulation by the Federal Trade Commission, or the FTC, which has regularly relied upon Section 5 of the Federal Trade Commission Act, or Section 5, to enforce against unfair and deceptive trade practices, including alleged violations of consumer privacy interests. Various states have also enacted legislation that governs these practices. For example, on September 27, 2013, the governor of California signed into law AB 370, an amendment to the California Online Privacy Protection Act of 2003, or CalOPPA. This amendment requires that we disclose in our privacy policy how we respond to web browser "do not track" signals. Our current privacy policy discloses that we do not respond to web browser "do not track" signals but that we do respond to opt-out requests made through our proprietary opt-out button or through industry opt-out platforms (namely Network Advertising Initiative and Digital Advertising Alliance). However, the U.S. privacy law framework may be subject to significant evolutions in the near future both at a federal and at a state level. At a federal level, lawmakers are currently considering the possibility of adopting a federal privacy law. In 2018, the State of California adopted the California Consumer Privacy Act, or the CCPA. The CCPA has been characterized as the first “GDPR-like” privacy statute to be enacted in the U.S. because its scope, and a number of the key provisions, resemble the GDPR. The CCPA establishes a new privacy framework for covered businesses by, among other requirements, creating an expanded definition of personal information, establishing new data privacy rights for consumers in the State of California, imposing special rules on the collection of personal data from minors, creating new notice obligations and new limits on the sale of personal information, and creating a new and potentially severe statutory damages framework for violations of the CCPA and for businesses that fail to implement reasonable security procedures and practices to prevent data breaches. As currently enacted, we and partners in our industry have been required to comply with these requirements since January 1, 2020, when the CCPA became effective. As with GDPR, the advertising technology marketplace may have to adapt to operating under the CCPA where it applies. Our advertising or publishing partners may impose new CCPA restrictions with which we must adapt and comply. This past November, the voters in California voted to pass the California Privacy Rights Act (“CPRA”), an Act that both amends and expands the scope of the CCPA. The CPRA will become effective on January 1, 2023, with a look back period to January 1, 2022. The CPRA creates new criteria by which businesses can be regulated, expands the definition of “personal information” to more closely match Europe, a new audit requirement, and the creation of an agency to oversee enforcement of the CPRA. The CPRA also explicitly provides an opt-out right for cross-contextual behavioral advertising. We cannot predict the timing or outcome of this adaptation or the effect on our business. Adapting our business to the CCPA and the forthcoming new requirements under the CPRA could involve substantial resources and expense, and may cause us to divert resources from other aspects of our business, all of which may adversely affect our business.

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

Further, on October 1, 2020, the French data protection authority (Commission Nationale de l'Informatique et des Libertés, or CNIL) issued the final version of its guidelines on the use of cookies and other trackers and its final recommendations on modalities for obtaining users’ consent to store or read non-essential cookies and similar technologies on their devices. The recommendations provide that, when required, consent must be indicated by a clear and positive action of the data subject, such as by clicking on an “accept all” button on the first layer of the consent management platform. CNIL also noted that it should be as easy to refuse consent to the use of cookies as it is to accept consent, and a “refuse all” button should be present on the first layer of the consent management platform, equivalent to the “accept all” button in terms of size, position and color. Further, the ability to withdraw consent must be readily available at all times. The recommendations are not binding, nor are they intended to be prescriptive and exhaustive. Companies had until March 2021 to ensure compliance with these guidelines, and CNIL is currently auditing many websites in France to verify if they comply with its guidelines.

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

We also provide consumers with notice about our use of cookies and our collection and use of data in connection with the delivery of targeted advertising, and allow them to opt out from the use of such data for the delivery of targeted advertising. In an effort to harmonize the industry’s approach to internet-based advertising, these programs facilitate a user's ability to disable services of integrated providers, but also educate users on the potential benefits of online advertising, including access to free content and display of more relevant advertisements to them. The rules and policies of the self-regulatory programs that we participate in are updated from time to time and may impose additional restrictions upon us in the future.

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

Government Regulation
Further to the laws and regulations governing privacy and data protection described above, we are subject to numerous domestic and foreign laws and regulations covering a wide variety of subject matters. New laws and regulations (or new interpretations of existing laws and regulations) may also impact our business. The costs of compliance with these laws and regulations are high and are likely to increase in the future and any failure on our part to comply with these laws may subject us to significant liabilities and other penalties.
Competition
We compete in the commerce media market and in the broader market for digital marketing and media monetization, primarily through Display Advertising. Our market is complex, rapidly evolving, highly competitive, still fragmented and yet rapidly consolidating. We face significant competition in this market, which we expect to intensify in the future, partially as a result of potential new entrants in our market, including but not limited to large well-established internet publishers and players, in particular as we continue to expand the breadth of the Criteo Commerce Media Platform. We currently compete with large, well-established companies, such as Amazon, Meta Platforms (formerly Facebook), Google, and Microsoft, pure play Demand-Side Platforms ("DSPs"), such as The Trade Desk, Viant Technology or Google's DV360, pure play Supply-Side Platforms (“SSPs”) such as Magnite, PubMatic or Google Ad Manager, and pure play retail SSPs such as Microsoft's PromoteIQ or Publicis' CitrusAd, that only focus on monetizing retailers' media, as well as smaller, privately held companies. Potential competition could emerge from large enterprise marketing platforms, like Adobe Systems Inc. ("Adobe"), Oracle Corporation ("Oracle") and Salesforce.com, Inc. ("Salesforce"), or public and private companies specialized in the Marketing Technology ("MarTech") space. In addition, web browsers, and desktop and mobile operating systems developed by large software companies like Google and Apple Inc. ("Apple") can have a significant influence and impact on the way we operate.

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
•breadth and depth of consumer reach, including in all environments and devices across the open Internet;
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
We believe that we are well positioned in commerce media with respect to all of these factors and expect to continue to capture an increasing share of digital marketing and media monetization budgets worldwide.

Seasonality
Our client base consists primarily of commerce of companies in the Retail, Travel and Classifieds industries, which we refer to as “commerce companies” or “commerce clients”. In the digital Retail industry and the consumer brand verticals in particular, many businesses devote the largest portion of their advertising spend to the fourth quarter of the calendar year, to coincide with increased holiday spending by consumers. As a result, the concentration of advertising spend in the fourth quarter of the calendar year may be particularly pronounced. Our Retail clients typically conduct fewer advertising campaigns in the first and second quarters than they do in other quarters, while our Travel clients typically increase their travel campaigns in the first and third quarters and conduct fewer advertising campaigns in the second quarter. As a result, our revenue tends to be seasonal in nature. If the seasonal fluctuations become more pronounced, our operating cash flows could fluctuate materially from period to period.
Employees and Human Capital Management
We have a demonstrated history of commitment to the well-being and success of our workforce, and our company is driven by our core values of “open, together and impactful”.
As of December 31, 2021, we had 2,781 employees. Our employees employed by French entities (985 employees) are represented by a labor union and employee representative bodies (works' council, employee delegates and a health and safety committee) and covered by collective bargaining agreements. We consider labor relations to be good and have not experienced any work stoppages, slowdowns or other serious labor problems that have materially impeded our business operations.
Our Board, with assistance from our Compensation Committee, has oversight of and periodically reviews the Company's strategies, initiatives and programs with respect to the Company's culture, talent recruitment, development and retention and employee engagement.
Talent Acquisition & Development
Attracting and retaining top talent is a key objective at Criteo, and we invest significantly in talent acquisition. We are committed to offering an environment in which employees are ensured equal job opportunities and have a chance for advancement. As part of our transformation, we have undertaken a number of initiatives to enhance our employee value proposition and experience, including the recent publication of our Culture book, very flexible working practices and the renovation of our main offices to offer attractive workplaces. Our compelling employee value proposition, attractive compensation packages and vibrant culture are instrumental in our ability to attract and retain talent.
Additionally, we strive to provide exceptional training opportunities and development programs for our employees. In 2021, over 33,000 training hours were delivered to our employees. To assess and improve employee retention and engagement, we periodically survey employees, and take action to address areas of employee concern. In 2021, we carried out two employee surveys specific to COVID-19 concerns, soliciting feedback on a wide range of topics from well-being to productivity and hybrid work to social links with other employees and provided multiple services to our employees, including a hybrid way of working and several wellness interactive sessions.
Diversity, Equity & Inclusion
As a global technology company, we believe that a diverse and inclusive culture is the cornerstone for driving creative collaboration and sustainable change across the industry. We are proud that our employees can be themselves at work and we value diversity in the workforce; as of December 31, 2021, 41% of our 2,781 employees are female. As stated in our Diversity, Equity and Inclusion policy, our mission is to sustain our focus on equity, and building stronger diversity through how we hire, develop, reward, and retain all talent at Criteo. We empower our employees to impact the industry, promoting diversity, equity, and inclusion in everything we do, delivering richer experiences for all. In 2021, we achieved gender pay parity and extended our parental leave to be inclusive of our diverse workforce. Our efforts to foster a diverse and inclusive workplace are led by a dedicated Diversity, Equity and Inclusion leadership team who partner through the business and leverage our seven active Employees Resource Groups (“ERGs”) who engage with employees, support allyship and sponsorship to encourage community, networking and safe spaces for all diverse groups throughout Criteo. In 2021, over half of our employees volunteered across our seven ERGs. This work extends to our efforts to strengthen our inclusive culture and drive sustainable efforts that impact our environment and societal interests throughout and beyond Criteo.

Health, Safety and Wellness
Employee health and safety is a priority for Criteo. We devote time and effort across all of our locations to provide positive working conditions, work-life balance and a healthy office environment for our employees. In response to the COVID-19 pandemic, we immediately implemented a remote working arrangement that complied with all applicable government regulations and protected our employees while allowing them to continue to be effective in their jobs. We continue to stay updated on changes in government regulations and implement them to meet our employees’ changing health and wellness needs.
Total Rewards
We are focused on offering competitive compensation and comprehensive benefit packages designed to meet the needs of our employees and reward their efforts and contributions. We seek fairness in total compensation with reference to external comparisons, internal comparisons and the relationship between management and non-management compensation. Our total compensation package includes base pay, bonuses, equity awards, 401(k) plan, healthcare and insurance benefits, flexible spending accounts, paid time off, family leave and employee assistance programs among many others.
Financial Information about Segments and Regions
Prior to the fourth quarter of 2021, we managed our operations as a single reportable segment. Beginning in the fourth quarter of 2021, we report our segment results as Marketing Solutions and Retail Media:

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
For information about revenues, and contribution ex-TAC of our reporting segments, please see our audited consolidated financial statements included elsewhere in this Form 10-K. For a breakdown of our revenue and non-current assets by region, please see Note 26 to our audited consolidated financial statements included elsewhere in this Form 10-K. For information regarding risks associated with our international operations, please refer to the section entitled "Risk Factors" in Item 1A of Part I in this Form 10-K.
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

Our industry and business are subject to rapid and frequent changes in technology, evolving client needs and the frequent introduction by our competitors of new and enhanced offerings. Our future success will depend on our ability to continuously enhance and improve our offerings to meet client needs, build our brand, scale our technology capabilities, add functionality to and improve the performance of the Criteo Commerce Media Platform, and address technological and industry advancements. If we are unable to enhance our solutions to meet market demand in a timely manner, we may not be able to maintain our existing clients or attract new clients, and our solutions may become less competitive or obsolete. Furthermore, brand promotion activities may not yield any increased revenue, and even if they do, any increased revenue may not offset the expenses we incurred in building our brand.

Our investments in our Commerce Media Platform and new technologies are inherently risky and may not be successful. Addressing broader marketing and monetization goals, in particular customer acquisition and brand awareness, is relatively new to us, and we have had to invest substantial resources to adapt our model, pricing and organization to support this expansion. It also implies investing in new advertising channels such as Connected TV. Similarly, we do not have a long or established track record of competing successfully in this particular space. If we are not successful in expanding our solutions along broader marketing goals, our results of operations could be adversely affected. Furthermore, we believe that the importance of brand recognition will increase as competition in our market increases.

Our business, including our global operations and sales, faces risk related to public health developments, and has been, and we expect will continue to be, negatively impacted by the ongoing COVID-19 pandemic and the global attempt to contain it.

We face various risks related to public health developments and outbreaks of contagious disease, including the ongoing COVID-19 pandemic. Any outbreak of contagious diseases, and other adverse public health developments, could have a material adverse effect on our business operations. The spread of COVID-19 and the various attempts to contain it have created volatility, uncertainty and economic disruption to global society, economics, financial markets and business practices. Certain of our customers, especially those in the Travel vertical, as well as those in the Classifieds vertical and traditional brick-and-mortar retailers (specifically those without strong e-commerce channels), have seen their businesses and revenues negatively impacted by the COVID-19 pandemic. Even as efforts to contain the pandemic have made progress and some restrictions have relaxed, new variants of the virus are causing additional outbreaks. As a result, the COVID-19 pandemic has impacted, and may continue to impact, our business operations and financial position (including a potential negative impact on our revenues) as well as our employees, customers, partners and communities, and there is substantial uncertainty in the nature and degree of its continued effects over time.

We have taken precautionary measures intended to minimize the risk of the spread of the virus to our employees, partners and clients, and the communities in which we operate. A wide range of governmental restrictions has also been imposed on our employees, clients and partners’ in an effort to limit the spread of COVID-19. There can be no assurance that precautionary measures, whether adopted by us or imposed by others, will be effective, and such measures could negatively affect our sales, marketing, and client service efforts, delay and lengthen our sales cycles, decrease our employees’, clients’, or partners’ productivity, or create operational or other challenges, any of which could harm our business and results of operations.

To the extent the COVID-19 pandemic or any other public health development or outbreak adversely impacts our business, operations and financial results, it may also result in heightening the other risks described in “Item 1A. Risk Factors” and elsewhere in this Form 10-K.

We face intense and increasing competition for employee talent, and if we do not retain and continue to attract highly skilled talent or retain our senior management team and other key employees, we may not be able to sustain our growth or achieve our business objectives.

Our future success depends on our ability to continue to attract, hire, retain and motivate highly skilled employees, particularly AI experts, software engineers, product managers and other employees with the technical skills that enable us to deliver effective advertising solutions. Competition for diverse, experienced and highly skilled employees in our industry is intense, in particular in the fields of AI and data science, and we expect certain of our key competitors, who generally are larger than us and have access to more substantial resources, to pursue top talent aggressively on a global basis.

Our future success also depends on the continued service of our senior management team. As a global team heading a global company, our management team must operate and collaborate across multiple physical locations and geographies, which can make coordinated management more challenging. Business transformation periods, changes in leadership and changes due to business reorganization may result in uncertainty, impact business performance and strategies, and retention of key personnel. We may be unable to attract or retain the management and highly skilled personnel who are critical to our success, which could hinder our ability to keep pace with innovation and technological change in our industry or result in harm to our key client and publisher relationships, loss of key information, expertise or proprietary knowledge and unanticipated recruitment and training costs.

In addition, we believe that our corporate culture fosters teamwork, impactful results and an open environment. As our organization grows and evolves, and continues to adapt to a hybrid remote working environment, we may need to implement more complex organizational management structures or adapt our corporate culture and work environments to meet changing circumstances, such as during times of a natural disaster or adverse public health development or outbreak of contagious disease (including the COVID-19 pandemic). These changes could impact our ability to compete effectively, or could have an adverse impact on our corporate culture.

The market in which we participate is intensely competitive, and we may not be able to compete successfully with our current or future competitors.

The market for digital advertising solutions is highly competitive and rapidly changing. New technologies and methods of buying advertising present a dynamic competitive challenge as market participants develop and offer multiple new products and services aimed at facilitating and/or capturing advertising spend. With the introduction of new technologies and the influx of new entrants to the market, including large established companies and companies that we do not yet know about or do not yet exist, we expect competition to persist and intensify in the future, which could harm our ability to increase sales and maintain our profitability.
Large and established internet and technology companies may have the power to significantly change the very nature of the digital advertising marketplaces in ways that could materially disadvantage us. Some of these companies could leverage their positions to make changes to their web browsers, mobile operating systems, platforms, exchanges, networks or other solutions or services that could be significantly harmful to our business and results of operations. Some of these companies also have significantly larger resources than we do, and in many cases have advantageous competitive positions in popular products and services such as Amazon Advertising, Google Search, YouTube, Chrome, and Meta Platforms (formerly Facebook) including Facebook and Instagram, which they can use to their advantage. Furthermore, our competitors include large and established internet and technology companies that have invested substantial resources in innovation, which could lead to technological advancements that change the competitive dynamics of our business in ways that we may not be able to predict.

In addition to competing for advertising spend, we compete with many companies for advertising inventory, some of whom also operate their own advertising networks or exchanges from which we buy advertising inventory. Some of the companies that we compete with, either for advertising spend or for advertising inventory, may also be our clients or affiliated with our clients or important sources of advertising inventory. Competitive pressure may incentivize such companies to cease to be our clients or cease to provide us with access to their advertising inventory. If this were to occur, our ability to place advertisements would be significantly impaired and our results of operations would be adversely affected. We also face competition for advertising spend from our own clients. Some large advertisers are increasingly developing retail media platforms and in-house advertising technologies, facilitated by self-service tools offered by internet and technology companies like Google and Adobe. Similarly, large enterprise marketing platforms, like Adobe, Oracle, and Salesforce.com, Inc., could create tools that offer our clients additional opportunities to allocate advertising dollars to in-house campaigns. Competition could also hinder the success of new advertising solutions that we offer in the future.

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

A large part of our revenue, in particular in our Criteo Marketing Solutions offering, is derived from placing advertisements on publisher digital properties that we do not own. As a result, we do not own or control the advertising inventory upon which our business depends. We currently access advertising inventory through various channels, including through direct relationships with publishers and large retailers, advertising exchange platforms and other platforms that aggregate the supply of advertising inventory.

Since many widely used aggregators of advertising inventory are owned by companies that may compete with us for clients, competitive pressure may incentivize these companies to limit our access to advertising inventory available through their platforms. For example, in October 2019 we filed a complaint with the French Competition Authority against Meta Platforms (formerly Facebook), regarding practices which we believe impair the conditions of access to advertising inventories and to data concerning ad campaigns on Facebook under conditions that are not transparent or objective as well as "denigration" actions and difference of treatment. The fact that advertising inventory available within "walled-garden" publisher environments tends to grow faster than other advertising inventory available on the market may limit the growth of our access to advertising inventory or our mere access to it overall. In addition, industry or technological changes may affect our access to inventory or the price we pay for inventory.

Similarly, our ability to continue to purchase inventory from many of the publishers and large retailers with whom we have direct relationships depends in part on our ability to consistently pay sufficiently competitive CPMs for their advertising inventory, or in the case of some Criteo Retail Media solutions, to generate sufficient advertising revenue for retailers, as well as our ability to offer advertisements from high quality companies. As more companies compete for advertising impressions on advertising exchange platforms and other platforms that aggregate supply of advertising inventory, advertising inventory may become more expensive, which may adversely affect our ability to acquire it and to deliver advertisements on a profitable basis. We may in the future have to increasingly rely on direct relationships with strong publisher partners in order to maintain the necessary access to quality advertising inventory, and we may not be able to do so on terms that are favorable to us. In addition, to support the growth of our solutions for customer acquisition and brand awareness marketing goals, we will need to expand our access to online video and Connected TV inventory, both in the web, mobile applications, and on connected devices, the price of which may not be available on terms that are favorable to us.

Additionally, we are party to certain agreements with partners that provide us with preferred access to inventory. If the terms of those agreements change and we lose our preferred access, then our financial results could be adversely affected.

If we are not successful in these endeavors, our business and results of operations could be harmed.

The failure by Criteo AI Engine to accurately predict engagement by users could result in significant costs to us, lost revenue and diminished business opportunities.

The effective delivery of our digital advertising solutions depends on the ability of Criteo AI Engine to predict the likelihood that a consumer will engage with any given internet display advertisement with a sufficient degree of accuracy that our clients can achieve desirable returns on their advertising spend. We historically charged our clients primarily based on a cost-per-click pricing model, and our clients only paid us when a user engaged with the advertisement, usually by clicking on it. Although we have started evolving our pricing models alongside our broader suite of solutions, a large part of our revenue is still generated through cost-per-click pricing models or equivalent.

Many of our agreements with clients are open-ended and often do not include a spending minimum. Similarly, our contracts with publishers generally do not include long-term obligations requiring them to make their inventory available to us over long periods of time. Therefore, we need to continuously deliver satisfactory results for our clients and publishers in order to maintain and increase revenue, which in turn depends in part on the optimal functioning of Criteo AI Engine.

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

Fraudulent or malicious activity, including non-human traffic, could also impair the proper functioning of Criteo AI Engine. For example, the use of bots or other automated or manual mechanisms to generate fraudulent clicks or misattribute clicks on advertisements we deliver could overstate the performance of our advertising. Due to the higher CPM paid for online video and connected TV advertisements, the risk of fraudulent traffic may increase as we increase our purchasing of online video and connected TV inventory.

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

As a result, the failure by Criteo AI Engine to accurately predict engagement of users and to continue to do so over time could result in significant costs to us, lost revenue and diminished business opportunities.

Regulatory, legislative or self-regulatory developments regarding internet or online matters could adversely affect our ability to conduct our business.

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

In the European Union, the two main pillars of the data protection legal framework are the Directive on Privacy and Electronic Communications (E-Privacy Directive) and the GDPR. The E-Privacy Directive directs EU member states to ensure that accessing information on an Internet user’s computer, such as through a cookie and other similar technologies, is allowed only if the Internet user has been informed about such access and given his or her consent. A recent ruling by the Court of Justice of the European Union clarified that such consent must be reflected by an affirmative act of the user, and European regulators are increasingly agitating for more robust forms of consent. These developments result in decreased reliance on implied consent mechanisms that have been used to meet requirements of the E-Privacy Directive in some markets. A replacement by an e-privacy regulation for the E-Privacy Directive is currently under discussion by EU member states to complement and bring electronic communication services in line with the GDPR and force a harmonized approach across EU member states. It is possible that the proposed e-privacy regulation could further impede the use of cookies and the fines and penalties for breach could be significant.

Under GDPR, data protection authorities have the power to impose administrative fines of up to a maximum of €20 million or 4% of the data controller’s or data processor’s total worldwide turnover of the preceding financial year. Similarly, the e-privacy regulation, once enacted, could result in new rules and mechanisms for "cookie" consent.

Further, on October 1, 2020, the French data protection authority (Commission Nationale de l'Informatique et des Libertés, or "CNIL") issued the final version of its guidelines on the use of cookies and other trackers and its final recommendations on modalities for obtaining users’ consent to store or read non-essential cookies and similar technologies on their devices. The recommendations provide that, when required, consent must be indicated by a clear and positive action of the data subject, such as by clicking on an “accept all” button on the first layer of the consent management platform. CNIL also noted that it should be as easy to refuse consent to the use of cookies as it is to accept consent, and a “refuse all” button should be present on the first layer of the consent management platform, equivalent to the “accept all” button in terms of size, position and color. Further, the ability to withdraw consent must be readily available at all times. The recommendations are not binding, nor are they intended to be prescriptive and exhaustive. Companies had until March 2021 to ensure compliance with these guidelines, and CNIL is currently auditing many websites in France to verify if they comply with its guidelines.

In 2018, the State of California adopted the California Consumer Privacy Act of 2018, or the CCPA. The CCPA has been characterized as the first “GDPR-like” privacy statute to be enacted in the U.S. because its scope, and a number of the key provisions, resemble the GDPR. The CCPA establishes a new privacy framework for covered businesses by, among other requirements, creating an expanded definition of personal information, establishing new data privacy rights for consumers in the State of California, imposing special rules on the collection of personal data from minors, creating new notice obligations and new limits on the sale of personal information, and creating a new and potentially severe statutory damages framework for violations of the CCPA and for businesses that fail to implement reasonable security procedures and practices to prevent data breaches. As currently enacted, we and partners in our industry have been required to comply with these requirements since January 1, 2020, when the CCPA became effective. As with GDPR, the advertising technology marketplace may have to adapt to operating under the CCPA where it applies. Our advertising or publishing partners may impose new CCPA restrictions with which we must adapt and comply. In November 2020, voters in California voted to pass the California Privacy Rights Act (“CPRA”), which both amends and expands the scope of the CCPA. The CPRA will become effective on January 1, 2023, with a look back period to January 1, 2022. The CPRA creates new criteria by which businesses can be regulated, expands the definition of “personal information” to more closely match European regulations, a new audit requirement, and the creation of an agency to oversee enforcement of the CPRA. The CPRA also explicitly provides an opt-out right for cross-contextual behavioral advertising. We cannot predict the timing or outcome of this adaptation or the effect on our business. Adapting our business to the CCPA and the forthcoming new requirements under the CPRA could involve substantial resources and expense, and may cause us to divert resources from other aspects of our business, all of which may adversely affect our business.

In addition, other states in the U.S. are quickly adopting state enacted privacy laws. Recently Virginia and Colorado passed privacy laws that differ slightly from the CPRA. If other states follow suit, it could lead to a varied and complex regulatory landscape, which could result in material costs.

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
Finally, our legal and financial exposure often depends in part on our clients’ or other third parties' adherence to and compliance with privacy laws and regulations and their use of our services in ways consistent with visitors’ expectations.

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

In November 2018, Privacy International filed a complaint with relevant data protection authorities against Criteo and a number of other similarly situated advertising technology companies, arguing that certain of these companies' practices do not comply with the GDPR. In January 2020, CNIL opened a formal investigation into Criteo in response to this complaint, which is still ongoing as per CNIL’s notification to Criteo dated June 23, 2021, which notified the Company of the appointment of an investigator (rapporteur). Their investigation also covers another complaint against Criteo received by the CNIL from European Center for Digital Rights (NOYB). There can be no assurance that actions by the Company will not be required as a result of the investigation.

Our business depends on our ability to maintain the quality of content for our clients and publishers.

Our clients' satisfaction depends on our ability to place advertisements with publisher content that is well-suited to the client's product or service. If we are unable to keep our clients’ advertisements from being placed in unlawful or inappropriate content, our reputation and business may suffer. In particular, we could be treated as a spammer and blocked by internet service providers or regulators. In addition, if we place advertisements on websites containing content that is not permitted under the terms of the applicable agreements with a client, we may be unable to charge the client for impressions or clicks generated on those sites, the client may terminate their campaign, the client may require us to indemnify them for any resulting third party claims, or the client may allege breach of contract. Further, our publishers and exchange partners rely upon us not to place advertisements with inappropriate or unlawful content on their websites. As we grow our business to serve a larger number of smaller clients using self-service tools with less intervention by us, it could become more challenging to train and support such clients to use such tools and to prevent inappropriate or unlawful advertisements from being shown. If we are unable to maintain the quality of our client and publisher content as the number of clients and publishers we work with continues to grow, our reputation and business may suffer and we may not be able to retain or secure additional clients or publisher relationships.

Our success depends on our ability to implement our business transformation and achieve our global business strategies.

Our business has recently undergone, and continues to undergo, a significant transformation, partially in response to major changes in the advertising technology industry driven by, but not limited to, regulations such as the GDPR and restrictions on data collection and use, including those implemented by large technology companies. The components of our transformation include diversification of our services as we shift away from third-party cookies, focus on growth and investment, and certain organization adjustments and cost optimization opportunities. Our future performance and growth depends on the success of this transformation and our new business strategies, including our management team’s ability to successfully implement them.

Our ongoing transformation has resulted and may continue to result in changes to business priorities and operations, capital allocation priorities, operational and organizational structure, and increased demands on management. Such changes could result in short-term and one-time costs, lost customers, reduced sales volume, higher than expected restructuring costs, loss of key personnel and other negative impacts on our business. We may also become subject to the risks of labor unrest, negative publicity and business disruption in connection with these initiatives.

Completion of our business transformation may take longer than anticipated, and, once implemented, we may not realize, in full or in part, the anticipated benefits or such benefits may be realized more slowly than anticipated. The failure to realize benefits or savings, which may be due to our inability to execute plans, delays in the implementation of the transformation, global or local economic conditions, competition, changes in the advertising technology industry and the other risks described herein, could have a material adverse effect on our business, financial condition and results of operations, as well as the trading price of our securities.

We may not be able to effectively integrate the businesses we acquire, which may adversely affect our ability to achieve our growth and business objectives.

We explore, on an ongoing basis, potential acquisitions of additional businesses, products, solutions, technologies or teams. If we identify an appropriate acquisition candidate, we may not be successful in negotiating the terms and/or financing of the acquisition, and our due diligence may fail to identify all of the problems, liabilities or other shortcomings or challenges of an acquired business, product, solution or technology, including issues related to intellectual property, product quality or architecture, employees or clients, regulatory compliance, including tax compliance, practices or revenue recognition or other accounting practices.

Any acquisition or investment, including the contemplated IPONWEB Acquisition, may require us to use significant amounts of cash, incur debt, issue potentially dilutive equity securities or incur contingent liabilities or amortization of expenses, or impairment of goodwill and/or purchased long-lived assets, and restructuring charges, any of which could harm our financial condition or results. The Company has incurred and will incur significant transaction and acquisition-related costs in connection with its acquisitions, including legal, accounting, financial advisory, regulatory and other expenses. The payment of such transaction costs could have an adverse effect on our financial condition, results of operations or cash flows. In addition, acquisitions, including our recent acquisitions such as the contemplated IPONWEB Acquisition and the Mabaya Acquisition, involve numerous risks, any of which could harm our business, including:
•difficulties in integrating the operations, technologies, services and personnel of acquired businesses, especially if those businesses operate outside of our core competency and market;
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

There can be no assurance that we will be able to successfully integrate the businesses that we acquire or that we will be able to leverage the acquired commercial relationships, products, technologies or teams in the manner we anticipate. If we are unable to successfully integrate the businesses we have acquired or any business, product, solution, technology or team we acquire in the future, our business and results of operations could suffer, and we may not be able to achieve our business and growth objectives.

Failure to complete the IPONWEB Acquisition could have an adverse effect on our business, financial condition and results of operations and could negatively impact our stock price.

The IPONWEB Acquisition is subject to certain customary conditions to closing that must be satisfied or waived (to the extent permissible), in each case prior to the completion of the acquisition. These conditions to the completion of the acquisition, some of which are beyond our control and that of IPONWEB, may not be satisfied or waived in a timely manner or at all, and, accordingly, the acquisition may be delayed or not completed. Any failure of the pending IPONWEB Acquisition to be completed could have an adverse effect on our business, financial condition and results of operations and could negatively impact our stock price. The current market price of our stock may reflect an assumption that the pending acquisition will occur and failure to complete the acquisition could result in a decline in our stock price.

Our international operations and expansion expose us to several risks.

As of December 31, 2021, we had a direct operating presence through 29 offices located in 15 countries and did business in 96 countries. Our current global operations and future initiatives involve a variety of risks, including, in addition to risks described elsewhere in this section:
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
•compliance with (and liability for failure to comply with) applicable local laws and regulations, including, among other things, laws and regulations with respect to data protection and user privacy, tax and withholding, labor regulations, anti-corruption, environment, consumer protection, spam and content, which laws and regulations may be inconsistent across jurisdictions;
•intensity of local competition for digital advertising budgets and internet display inventory;
•changes in a specific country’s or region’s political or economic conditions;
•risks related to tariffs and trade barriers, pricing structure, payment and currency, including aligning our pricing model and payment terms with local norms, higher levels of credit risk and payment fraud, difficulties in invoicing and collecting in foreign currencies and associated foreign currency exposure, restrictions on foreign ownership and investments, and difficulties in repatriating or transferring funds from or converting currencies; and
•limited or unfavorable intellectual property protection;

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

For example, over the years, the size of our business with Tail clients (previously called midmarket clients) has grown significantly as a proportion of our overall business, and it may continue to grow in the future. While we intend to put more focus on our Strategic and Core clients and therefore less emphasis on the Tail client category, should our business evolve toward the Tail category, there are several additional risks to our business, including risks relating to the financial stability of our clients and our ability to collect accounts receivable from such clients. In addition, since our business with Tail clients is comprised of thousands of smaller clients that require significant resources to support, it is currently less profitable than our business with Strategic and Core clients. Overall there may not be a direct correlation between a change in the number of clients in a particular period and an increase or decrease in our revenue.

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

As we market our offering to a wider group of consumer brands and companies outside of our historical key industry verticals of retail, travel and classifieds, among others, we will need to adapt our solutions and effectively market our value to businesses in these new industry verticals. Our successful expansion into new industry verticals will depend on various factors, including our ability to:
•accumulate sufficient data sets relevant for those industry verticals to ensure that Criteo AI Engine has sufficient quantity and quality of information to deliver efficient and effective internet display advertisements applicable to the relevant industry;
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

As we market our solutions, we may increasingly need advertising agencies to work with us in assisting businesses in planning and purchasing for broader marketing goals. Over the second half of 2021, 50% of Criteo Retail Media's gross media spend and 29% of Criteo Marketing Solutions' gross media spend relied on advertising agencies.

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

We define an advertising channel as a specific advertisement medium to engage with a user or a consumer for which we currently purchase inventory through a specific source. We started delivering elements of our offering through internet display advertisements in desktop browsers. Since then, we have expanded into mobile in-browser and in-app, native display, including on social media platforms, and online video inventory.

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

Any decrease in the use of internet display advertisements, mobile in-browser and in-app, native display, including on social media platforms, and online video advertising, whether due to clients losing confidence in the value or effectiveness of such channels, regulatory or technology restrictions or if we are unable to successfully adapt our solutions to additional advertising channels and effectively market such offerings to our existing and prospective clients, or if we are unable to maintain our pricing and measurement models in these additional advertising channels, may prevent us from achieving our growth or business objectives.

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
•maintain the breadth of our media owner network and attract new publishers and media owners, including large retailers, publishers of web content, mobile applications and video and social games, in order to grow the volume and breadth of advertising inventory available to us;
•broaden our solutions portfolio to include additional marketing and monetization goals (including awareness and consideration) for commerce companies and consumer brands across the open Internet, including web, apps and stores;
•adapt our offering to meet evolving needs of businesses, including to address market trends such as (i) the continued migration of consumers from desktop to mobile and from websites to mobile applications, (ii) the increasing percentage of sales that involve multiple digital devices, (iii) the increasing retailer adoption of retail media monetization solutions, (iv) the growing adoption by consumers of “ad-blocking” software on web browsers on desktop and/or on mobile devices and use or consumption by consumers of advertising-free services, (v) changes in the marketplace for and supply of advertising inventory, including the shift toward header bidding, (vi) changes in the overall ecosystem such as Apple's introduction of its Intelligent Tracking Prevention feature into its Safari browser and its App Tracking Transparency feature in its iOS14.5 mobile operating system, Microsoft’s Tracking Prevention feature in its Edge browser, and Mozilla’s introduction of Enhanced Tracking Protection into its Firefox browser and (vii) changes in consumer acceptance of tracking technologies for targeted or behavioral advertising purposes;
•maintain and increase our access to data necessary for the performance of Criteo AI Engine;
•continuously improve the algorithms underlying Criteo AI Engine and apply state-of-the-art Machine Learning approaches and hardware; and
•continue to adapt to a changing regulatory landscape governing data protection and privacy matters.

We also anticipate continuing to invest in our business to increase the scale of our solutions, existing and new, grow our headcount and expand our operations. In particular, we plan to continue to focus on maximizing our Contribution after traffic acquisition costs on an absolute basis, which we call Contribution ex-TAC, as we believe this focus fortifies a number of our competitive strengths. Our focus on maximizing Contribution ex-TAC on an absolute basis may have an adverse impact on our gross margin and we cannot be certain that this strategy will be successful or result in increased liquidity or long-term value for our shareholders.

We derive a significant portion of our revenue from companies in the retail, travel and classified industries, and any downturn in these industries or any changes in regulations affecting these industries could harm our business.

A significant portion of our revenue is derived from companies in the Retail, Travel and Classifieds industries. For example, in 2021, 2020, 2019 and 2018, 78.1%, 75.6%, 68.9% and 69.1%, respectively, of our combined revenue for Criteo Marketing Solutions was derived from advertisements placed for Retail commerce businesses. Any downturn or increased competitive pressure in any of our core industries, or other industries we may target in the future, may cause our clients to reduce their spending with us, or delay or cancel their advertising campaigns with us.

We have substantial client concentration in certain local markets and solutions, with a limited number of clients accounting for a substantial portion of our revenues in those areas.

Although our overall customer base is well-diversified, with our largest 10 clients only representing 16.6% of our revenue in the aggregate in 2021, in certain of our local markets and specific solutions we derive a substantial portion of revenues from a limited number of clients. There are inherent risks whenever a large percentage of revenues within any specific market or solution are concentrated within a limited number of clients. We cannot predict the future level of demand for our services and products that will be generated by these clients. In addition, revenues from these clients may fluctuate from time to time. Further, some of our contracts with these clients may permit them to terminate use of our products at any time (subject to notice and certain other provisions). If we fail to retain any of these clients and any of these clients terminate or reduce use of our products, our revenues within local markets or specific solutions may be negatively impacted.

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

Risks Related to Data Privacy, Intellectual Property and Cybersecurity

Our ability to generate revenue depends on our collection of significant amounts of data from various sources, which may be restricted by consumer choice, clients, publishers, browsers or other software, changes in technology, and new developments in laws, regulations and industry standards.

Our ability to optimize the delivery of internet advertisements for our clients depends on our ability to successfully leverage data, including data that we collect from our clients, data we receive from our publisher partners and third parties, and data from our own operating history. Using cookies and non-cookie based mechanisms, such as hashed emails, hashed customer log-ins, mobile phone numbers or mobile advertising identifiers, we collect information about the interactions of users with our clients’ and publishers’ digital properties (including, for example, information about the placement of advertisements and users’ shopping or other interactions with our clients’ websites or advertisements). Our ability to successfully leverage such data depends on our continued ability to access and use such data, which could be restricted by a number of factors, including consumer choice, restrictions imposed by counterparties (such as clients, supply sources and publishers, who may also compete with us for advertising spend and inventory) and web browser developers or other software developers, changes in technology, including changes in web browser technology, increased visibility of consent or “do not track” mechanisms or “ad-blocking” software, and new developments in, or new interpretations of, laws, regulations and industry standards. These types of restrictions could materially impair the results of our operations.

Web browser developers, such as Apple, Mozilla Foundation, Microsoft or Google, have implemented or may implement changes in browser or device functionality that impair our ability to understand the preferences of consumers, including by limiting the use of third-party cookies or other tracking technologies or data indicating or predicting consumer preferences. Today, three major web browsers — Apple’s Safari, Mozilla’s Firefox and Microsoft’s Edge — block third party cookies by default. Internet users can also delete cookies from their computers at any time. In January 2020, Google announced that it plans to phase out support for third-party cookies in Chrome, which has since been delayed until late 2023. Google controls more than 60% of the browser market and has an even more dominant position in the digital advertising market. These web browser developers have significant resources at their disposal and command substantial market share, and any restrictions they impose could foreclose our ability to understand the preferences of a substantial number of consumers. Although we are actively in the process of moving our business away from third-party cookies towards relying more on first-party data-based identifiers, if we are blocked from serving advertisements to a significant portion of internet users, our business could suffer and our results of operations could be harmed.

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

In addition, search engines and other service providers that explicitly do not allow the tracking of data, such as DuckDuckGo, Inc., may be growing in popularity. If a significant number of web browser users switch to advertising-free services or platforms, our business could be materially impacted. Further, mobile devices allow users to opt out of the use of mobile device IDs for targeted advertising. For in-app advertising, data regarding interactions between users and devices are tracked mostly through stable, pseudonymous mobile device identifiers that are built into the device operating system with privacy controls that allow users to express a preference with respect to data collection for advertising, including to disable the identifier. These identifiers and privacy controls are defined by the developers of the mobile platforms and could be changed by the mobile platforms in a way that may negatively impact our business. For example, Apple announced in June 2020 that it will require user opt-in before permitting access to Apple’s unique identifier, or IDFA, and implemented iOS 15 in September 2021, which allows users to hide IP address information to prevent tracking web usage on the Safari browser and to shut off marketers’ ability to see if and when an email is opened through Apple’s Mail app. This shift from enabling user opt-out to an opt-in requirement is likely to have a substantial impact on the mobile advertising ecosystem and could harm our growth in this channel.

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

Our industry is prone to cyber-attacks by third parties seeking unauthorized access to our data or users’ data or to disrupt our ability to provide service. As a result of our prominence, the size of our user base, and the types and volume of personal data on our systems, we believe that we are a particularly attractive target for such breaches and attacks. Any failure to prevent or mitigate security breaches and improper access to or disclosure of our data or user data, including personal information and intellectual property, or information from marketers, could result in the loss or misuse of such data, which could harm our business and reputation and diminish our competitive position. In addition, computer malware/ransomware, viruses, unauthorized access or system compromises and hacking by sophisticated actors have become more prevalent in our industry. Our products embed open source software. There may be vulnerabilities in open source software that may make our products susceptible to cyberattacks. Security incidents have occurred on our systems in the past, and will likely occur on our systems in the future.

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

In addition to the optimal performance of Criteo AI Engine, our business relies on the continued and uninterrupted performance of our software and hardware infrastructures. We currently place close to five billion advertisements per day and each of those advertisements can be placed in under 100 milliseconds.

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

Finally, our systems and the systems of our third-party providers are vulnerable to damage from a variety of sources, some of which are outside of our control, including telecommunications failures, natural disasters, terrorism, power outages, a variety of other possible outages affecting data centers, a decision to close any data center or the facilities of any other third-party provider without adequate notice, and malicious human acts, including hacking, computer viruses, malware/ransomware and other security breaches. Techniques used to obtain unauthorized access or to sabotage systems change frequently and generally are not recognized until launched against a target. As a result, we may be unable to anticipate some of these techniques or to implement adequate preventive measures.

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

Under our agreements with larger partners, including advertising agencies, media networks and exchanges and publishers, we may be required to indemnify such partners against claims with respect to an advertisement we served. We generally require our clients to indemnify us for any damages from any such claims. There can be no assurance, however, that our clients will have the ability to satisfy their indemnification obligations to us, and pursuing any claims for indemnification may be costly or unsuccessful.

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

The trading price of the ADSs has significantly fluctuated, and is likely to continue to fluctuate, substantially. The trading price of the ADSs depends on a number of factors, including those described in this “Risk Factors” section, many of which are beyond our control and may not be related to our operating performance. Since the ADSs were sold at our initial public offering in October 2013 at a price of $31.00 per share, the price per ADS has ranged as low as $5.89 and as high as $60.95 through December 31, 2021. The market price of the ADSs has fluctuated and may fluctuate significantly in response to numerous factors, many of which are beyond our control, including:
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
•other events or factors, including those resulting from natural disasters or weather events, cyberattacks, pandemics, war, incidents of terrorism or other catastrophic events or responses to these events; and
•any other risks identified in this Form 10-K.

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

Our business could be negatively impacted by the activities of hedge funds or short sellers.

There is the risk that we may be subject, from time to time, to challenges arising from the activities of hedge funds, short sellers or similar individuals who may not have the best interests of shareholders or the Company in mind. Reports or other publications prepared and disseminated by such hedge funds or short sellers may cause significant fluctuations in our stock price based on temporary or speculative market perceptions or other factors that do not necessarily reflect the underlying fundamentals and prospects of our business, and could cause the price of our ADSs or trading volume to decline. Furthermore, responding to such activities could be costly and time-consuming and may be intended to, and may in fact, divert the attention of our board of directors and senior management from the pursuit of our business strategies and adversely affect our business.

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
•under French law, certain investments in any entity governed by a French law relating to certain strategic industries and activities (such as data processing, transmission or storage activities) by individuals or entities not French, not resident in France or controlled by entities not French or not resident in France are subject to prior authorization of the Minister of Economy (see the section entitled" Exchange Controls & Ownership by Non-French Residents" in Item 5 to Part II in this Form 10-K);
•provisions of French law allowing the owner of 90% of the share capital or voting rights of a public company to force out the minority shareholders following a tender offer made to all shareholders are only applicable to companies listed on a stock exchange of the European Union and will therefore not be applicable to us;
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

Holders of ADSs may exercise voting rights with respect to the ordinary shares represented by the ADSs only in accordance with the provisions of the deposit agreement, as amended from time to time. The deposit agreement provides that, upon receipt of notice of any meeting of holders of our ordinary shares, the depositary will fix a record date for the determination of ADS holders who shall be entitled to give instructions for the exercise of voting rights. Upon timely receipt of notice from us, if we so request, the depositary shall distribute to the holders as of the record date (1) the notice of the meeting or solicitation of consent or proxy sent by us and (2) a statement as to the manner in which instructions may be given by the holders.

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

However, our ADS holders in the U.S. will not be entitled to exercise or sell such rights unless we register the rights and the securities to which the rights relate under the Securities Act or an exemption from the registration requirements is available.
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

Your ADSs, which may be evidenced by American Depositary Receipts, are transferable on the books of the depositary. However, the depositary may close its books at any time or from time to time when it deems expedient in connection with the performance of its duties. The depositary may refuse to deliver, transfer or register transfers of your ADSs generally when our books or the books of the depositary are closed, or at any time if we or the depositary think it is advisable to do so because of any requirement of law, government or governmental body, or under any provision of the deposit agreement, or for any other reason subject to your right to cancel your ADSs and withdraw the underlying ordinary shares.

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

Certain of our directors and members of senior management, and those of certain of our subsidiaries, are non-residents of the U.S., and all or a substantial portion of our assets and the assets of such persons are located outside the U.S. As a result, it may not be possible to serve process on such persons or us in the U.S. or to enforce judgments obtained in U.S. courts against them or us based on civil liability provisions of the securities laws of the U.S. Additionally, it may be difficult to assert U.S. securities law claims in actions originally instituted outside of the U.S.

Foreign courts may refuse to hear a U.S. securities law claim because foreign courts may not be the most appropriate forums in which to bring such a claim. Even if a foreign court agrees to hear a U.S. securities law claim, it may determine that the law of the jurisdiction in which the foreign court resides, and not U.S. law, is applicable to the claim.

Further, if U.S. law is found to be applicable, the content of applicable U.S. law must be proved as a fact, which can be a time-consuming and costly process, and procedural rules would still be governed by the law of the jurisdiction in which the foreign court resides. In particular, there is some doubt as to whether French courts would recognize and enforce certain civil liabilities under U.S. securities laws in original actions or judgments of U.S. courts based upon these civil liability provisions. In addition, damages exceeding the actual damages in actions brought in the U.S. or elsewhere, such as punitive damages, may be unenforceable in France.

The enforceability of any judgment in France will depend on the particular facts of the case as well as the laws and treaties in effect at the time. The U.S. and France do not currently have a treaty providing for recognition and enforcement of judgments (other than arbitration awards) in civil and commercial matters; therefore the recognition and enforcement of any such judgment would be subject to French procedural law and may not be granted.

The rights of shareholders in companies subject to French corporate law differ in material respects from the rights of shareholders of corporations incorporated in the U.S.

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

General worldwide economic conditions have been significantly unstable in recent years, especially in the European Union where we generated 30% of our revenue for 2021. Unstable conditions make it difficult for our clients and us to accurately forecast and plan future business activities, and could cause our clients to reduce or delay their advertising spending with us. Historically, economic downturns, including conditions such as inflation, recessions, or other changes in economic conditions have resulted in overall reductions in advertising spending, and businesses may curtail spending both on advertising in general and on a solution such as ours. We cannot predict the timing, strength or duration of any economic slowdown or recovery. Any macroeconomic deterioration in the future could impair our revenue and results of operations.

Furthermore, we have expanded our offerings to serve a larger number of smaller clients, and have expanded into emerging markets. Our changing client portfolio exposes us to additional credit risk, which could result in further exposure in the event of economic uncertainty or an economic downturn, including conditions such as inflation, recession, pandemic or other changes in economic conditions.

Additionally, our exposure to credit risks relating to our financing activities may increase if our customers are adversely affected by periods of economic uncertainty, including inflation, recession, pandemic, or other changes in economic conditions, or a global economic downturn. These losses have significantly impacted, and could continue to significantly impact, our operating results and financial condition.

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

As a multinational organization operating in multiple jurisdictions we are subject to taxation in several jurisdictions around the world with increasingly complex tax laws, the application of which can be uncertain. The amount of taxes we pay in these jurisdictions could increase substantially as a result of changes in the applicable tax principles, including increased tax rates, new tax laws or revised interpretations of existing tax laws and precedents, which could have a material adverse effect on our liquidity and results of operations. For instance, several countries have proposed or enacted Digital Services Taxes ("DST"), many of which would apply to revenues derived from digital services. We will continue to assess the ongoing impact of DSTs that we pay in certain jurisdictions, as we anticipate that many jurisdictions may sign an agreement with the Organization for Economic Co-operation and Development in the coming years and that DSTs could be eliminated.

U.S. holders of our ADSs may suffer adverse tax consequences if we are treated as a "passive foreign investment company" for U.S. federal income tax purposes.

A non-U.S. corporation will be considered a passive foreign investment company, or PFIC, for U.S. federal income tax purposes, for any taxable year if either (1) at least 75% of its gross income for such year is passive income or (2) at least 50% of the value of its assets (based on an average of the quarterly values of the assets during such year) is attributable to assets that produce or are held for the production of passive income. For purposes of the above calculations, we will be treated as if we hold our proportionate share of the assets of, and receive directly our proportionate share of the income of, any other corporation in which we directly or indirectly own at least 25%, by value, of the shares of such corporation. Passive income includes, among other things, dividends, interest, certain non-active rents and royalties, net gains from the sale or exchange of property producing such income and net foreign currency gains. For this purpose, cash and assets readily convertible into cash are categorized as passive assets, and our goodwill and other unbooked intangibles are taken into account. Based on the value and composition of our assets, although not free from doubt, we do not believe we were a PFIC for the taxable year ended December 31, 2021, and we do not expect to be a PFIC in the current taxable year or the foreseeable future. The determination of whether we are a PFIC is a fact-intensive determination that must be made on an annual basis applying principles and methodologies that are in some circumstances unclear. Since a separate factual determination as to whether we are or have become a PFIC must be made each year (after the close of such year), we cannot assure you that we will not be or become a PFIC in the current year or any future taxable year. If we are a PFIC for any taxable year during which a U.S. holder holds ADSs, we would continue to be treated as a PFIC with respect to that U.S. person for such taxable year and, unless the U.S. person makes certain elections, for future years even if we cease to be a PFIC. The U.S. holder may be subject to adverse tax consequences, including (1) the treatment of all or a portion of any gain on disposition of our ADSs as ordinary income (and therefore ineligible for the preferential rates that apply to capital gains with respect to non-corporate U.S. persons), (2) the application of an interest charge with respect to such gain and on the receipt of certain dividends on our ADSs and (3) required compliance with certain reporting requirements. Each U.S. holder is strongly urged to consult its tax advisor regarding the application of these rules and the availability of any potential elections. For further information regarding the U.S. federal income tax considerations relevant to our potential status as a PFIC, please see the section entitled “Taxation—U.S. Federal Income Tax Considerations for U.S. Holders—Passive Foreign Investment Company, or PFIC, Rules” in our Annual Report.

If a U.S. person is treated as owning at least 10% of our ADSs, such person may be subject to adverse U.S. federal income tax consequences.

If a United States person is treated as owning (directly, indirectly, or constructively through attribution) at least 10% of the total value of our stock or at least 10% of the total combined voting power of all classes of our stock entitled to vote, such person may be treated as a “United States shareholder” with respect to each “controlled foreign corporation” in our group (if any). We do not believe we are currently a controlled foreign corporation. However, no assurances can be given that we are not a controlled foreign corporation or that we will not become a controlled foreign corporation in the future. Because our group includes one or more U.S. corporations, certain of our non-U.S. corporate subsidiaries could be treated as controlled foreign corporations (regardless of whether or not we are treated as a controlled foreign corporation). A U.S. shareholder of a controlled foreign corporation may be required to report annually and include in its U.S. taxable income its pro rata share of “Subpart F income,” “global intangible low-taxed income,” and investments of earnings in U.S. property by controlled foreign corporations, regardless of whether we make any distributions to our shareholders. Subpart F income generally includes dividends, interest, certain non-active rents and royalties, gains from the sale of securities and income from certain transactions with related parties, and “global intangible low-taxed income” generally consists of net income of the controlled foreign corporation, other than Subpart F income and certain other types of income, in excess of certain thresholds. In addition, a U.S. shareholder that realizes gain from the sale or exchange of shares in a controlled foreign corporation may be required to classify a portion of such gain as dividend income rather than capital gain. If we are classified as both a controlled foreign corporation and a PFIC (as discussed above), we generally will not be treated as a PFIC with respect to those U.S. holders that are U.S. shareholders during the period in which we are a controlled foreign corporation. Failure to comply with such reporting requirements could result in adverse tax effects for U.S. shareholders and potentially significant monetary penalties. An individual that is a U.S. shareholder with respect to a controlled foreign corporation generally would not be allowed certain tax deductions or foreign tax credits that would be allowed to a U.S. shareholder that is a U.S. corporation. The determinations of controlled foreign corporation status and U.S. shareholder status are complex and includes attribution rules, the application of which are not entirely certain. We cannot provide any assurances that we will assist investors in determining whether any of our non-U.S. subsidiaries is treated as a controlled foreign corporation or whether any investor is a U.S. shareholder, or that we will furnish to any U.S. shareholders information that may be necessary to comply with the aforementioned obligations. A U.S. investor should consult its advisors regarding the potential application of these rules to an investment in our ADSs.

Item 1B.    Unresolved Staff Comments
We do not have any unresolved comments from the SEC staff.

Item 2.    Properties
Our headquarters are located in Paris, France, in an approximately 8,089 square meter facility, under a lease agreement expiring on July, 2030. In addition, we had 29 offices in 15 countries as of December 31, 2021. We currently lease space in data centers from third-party hosting providers to operate our servers located in the U.S. (Texas, Virginia), France, the Netherlands, Hong Kong, Singapore and Japan. The properties are used by both our marketing solutions and retail media segments. We believe that our facilities are adequate for our current needs.
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

PART II
Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our ADSs have been listed on the Nasdaq Global Select Market ("Nasdaq") under the symbol “CRTO” since October 30, 2013. Prior to that date, there was no public trading market for ADSs or our ordinary shares.
Holders
As of January 31, 2022, there were 35 holders of record of our ordinary shares and 138 participants in DTC that held our ADSs. The actual number of holders is greater, and includes beneficial owners whose ADSs are held in street name by brokers and other nominees. This number of holders of record and DTC participants also does not include holders whose shares may be held in trust by other entities.
ADS Performance Graph
The following graph matches our cumulative five-year total shareholder return on our ADSs with the cumulative total returns of the Russell 2000 Index and the Nasdaq Internet Index. The graph tracks the performance of a $100 investment in our ADSs and in each index (with the reinvestment of all dividends) from December 31, 2016 to December 31, 2021. The returns shown are based on historical results and are not intended to suggest future performance.

$350
$300
$250
$200
$150
$100
$50
$0
12/16
12/17
12/18
12/19
12/20
12/21
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
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
We completed our ADS repurchase program of $100 million in December 2021.
Recent Sales of Unregistered Securities and Use of Proceeds
There were no unregistered sales of equity securities during 2021.
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
Further, any investment (i) by (a) an non-French citizen, (b) any French citizen not residing in France, (c) any non-French entity or (d) any French entity controlled by one of the aforementioned persons or entities, (ii) that will result in the relevant investor (a) acquiring control of any entity registered in France, (b) acquiring all or part of a business line of an entity registered in France, or (c) for non-EU or non-EEA investors crossing, directly or indirectly, alone or in concert, a 25% threshold of voting rights in an entity registered in France, and (iii) made in certain strategic industries, such as telecommunication, cybersecurity, data collection or storage.

If an investment requiring the prior authorization of the French Minister of Economy is completed without such authorization having been granted, the relevant investment shall be deemed null and void and the French Minister of Economy further might direct the relevant investor to nonetheless (i) submit a request for authorization, (ii) have the previous situation restored at its own expense or (iii) amend the investment. The relevant investor further may be found criminally liable and may be sanctioned with a fine not to exceed the greater of the following amounts: (i) twice the amount of the relevant investment, (ii) 10% of the annual turnover before tax of the target company or (iii) €5 million (for a company) or €1 million (for a natural person).

Further, (a) any non-French citizen, (b) any French citizen not residing in France, (c) any non- French entity or (d) any French entity controlled by one of the aforementioned persons or entities may have to file a declaration for statistical purposes with the Bank of France (Banque de France) within twenty working days following the date of certain direct foreign investments in us, including any purchase of our ADSs. In particular, such filings are required in connection with investments exceeding €15,000,000 that lead to the acquisition of at least 10% of our share capital or voting rights or cross such 10% threshold. Violation of this filing requirement may be sanctioned by five years of imprisonment and a fine of up to twice the amount of the relevant investment. This amount may be increased fivefold if the violation is made by a legal entity.
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
For the purposes of this discussion, the term “U.S. Holder” means a beneficial owner of securities that is (1) an individual who is not a French tax resident under French domestic rules / applicable double tax treaty provisions and who is a U.S. citizen or resident for U.S. federal income tax purposes, or (2) a U.S. domestic corporation or certain other entities created or organized in or under the laws of the U.S. or any state thereof, including the District of Columbia, or (3) otherwise subject to U.S. federal income taxation on a net income basis in respect of securities.
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
This discussion applies only to investors that hold our securities as capital assets that have the U.S. dollar as their functional currency, that are entitled to treaty benefits under the “Limitation on Benefits” provision contained in the tax treaty between the Government of the U.S. and the Government of the French Republic for the Avoidance of Double Taxation and the Prevention of Fiscal Evasion with Respect to Taxes on Income and Capital dated August 31, 1994, as amended by additional protocols of December 8, 2004 and January 13, 2009 ("The Treaty"), and whose ownership of the securities is not effectively connected to a permanent establishment or a fixed base in France.
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

Furthermore, specific rules apply in France with respect to French assets that are held by or in foreign trusts. These rules, among other things, provide for the inclusion of trust assets in the settlor’s net assets for purpose of applying the French real estate wealth tax, for the application of French gift and inheritance tax to French assets held in trust, for a specific tax on capital on the French assets of foreign trusts not already subject to the French real estate wealth tax and for a number of French tax reporting and disclosure obligations. The following discussion does not address the French tax consequences applicable to securities held in trusts.
If securities are held in trust, the settlor, trustee and beneficiary are urged to consult their own tax adviser regarding the specific tax consequences of acquiring, owning and disposing of securities.

Purchasing Consequences

Financial Transactions Tax

Pursuant to Article 235 ter ZD of the French Tax Code ("FTC"), purchases of shares or ADSs of a French company listed on a regulated market of the European Union or an exchange formally acknowledged by the French Financial Market Authority ("AMF") are subject to a 0.3% French tax on financial transactions provided that the issuer’s market capitalization exceeds €1 billion as of December 1 of the year preceding the taxation year.
A list of companies whose market capitalization exceeds €1 billion as of December 1 of the year preceding the taxation year within the meaning of Article 235 ter ZD of the FTC is published annually by the French tax authorities. Pursuant to Regulations BOI‑ANNX‑000467‑20201223 issued on December 23, 2020, Criteo is currently not included in such list. Please note that such list may be updated from time to time, or may not be published anymore in the future. Moreover, Nasdaq, on which Criteo's ADSs are listed for trading, is not currently acknowledged by the AMF but this may change in the future. Consequently, Criteo’s securities should not fall within the scope of the tax on financial transactions described above and purchasers of Criteo's securities in 2021 should not be subject to the tax on financial transactions.

Registration Duties

In the case where Article 235 ter ZD of the FTC is not applicable, transfers of shares which are not listed on a regulated market of the European Union or an exchange formally acknowledged by the AMF are subject to uncapped registration duties at the rate of 0.1%. As ordinary shares of Criteo are not listed on an exchange formally acknowledged by the AMF, their transfer should be subject to uncapped registration duties at the rate of 0.1%.
However, although the official guidelines published by the French tax authorities are silent on this point, transfer of ADSs should remain outside of the scope of the aforementioned 0.1% registration duties as they cannot be considered as French shares.

Ownership Consequences

Taxation of Dividends

Dividends paid by a French corporation to non-residents of France are generally subject to French withholding tax at a rate of 25% or 12.8% for individuals. Dividends paid by a French corporation in a non-cooperative State or territory, as set out in the list referred to in Article 238-0 A of the FTC, will generally be subject to French withholding tax at a rate of 75%, except to the extent this French corporation can prove that the main purpose and effect of the distribution is not transfer such dividend income in a non-cooperative State or territory with a view to avoiding taxes. However, eligible U.S. Holders entitled to Treaty benefits under the “Limitation on Benefits” provision contained in the Treaty who are U.S. tax residents, as defined pursuant to the provisions of the Treaty may be subject to the withholding tax at a reduced rate (as described below).

Under the Treaty, the rate of French withholding tax on dividends paid to an eligible U.S. Holder who is a U.S. tax resident as defined pursuant to the provisions of the Treaty, who is the ultimate owner of the distributed dividends, and whose ownership of the ordinary shares or ADSs is not effectively connected with a permanent establishment or fixed base that such U.S. Holder has in France, is generally reduced to 15%, or to 5% if such U.S. Holder is a corporation and owns directly or indirectly at least 10% of the share capital of the issuer, subject to certain procedural requirements discussed below.
For U.S. Holders that are not individuals but are U.S. residents, as defined pursuant to the provisions of the Treaty, the requirements for eligibility for Treaty benefits, including the reduced 15% or 5% withholding tax rates contained in the “Limitation on Benefits” provision of the Treaty, are complicated, and certain technical changes were made to these requirements by the protocol of January 13, 2009. U.S. Holders are advised to consult their own tax advisers regarding their eligibility for Treaty benefits in light of their own particular circumstances.
Dividends paid to an eligible U.S. Holder may immediately be subject to the reduced rates of 15% or 5% provided that such holder establishes before the date of payment that it is a U.S. resident under the Treaty by completing and providing the depositary with the applicable treaty forms (Form 5000 and Form 5001).
Dividends paid to a U.S. Holder that has not filed the Form 5000 before the dividend payment date will be subject to French withholding tax at the rate of 12.8%, 25% in 2022, or 75% if paid in a non-cooperative State or territory (as defined in Article 238-0 A of the FTC). Such U.S. Holder may claim a refund from the French tax authorities of the amount withheld in excess of the Treaty rates of 15% or 5%, if any, provided that such holder duly completes and provides the French tax authorities with the treaty forms (Form 5000 and Form 5001) before December 31 of the second calendar year following the year during which the dividend is paid. Certain qualifying pension funds and certain other tax-exempt entities are subject to the same general filing requirements as other U.S. Holders except that they may have to supply additional documentation evidencing their entitlement to these benefits.
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
The withholding tax refund, if any, will not occur before January 15 of the year following the calendar year in which the related dividend was paid.
Subject to certain conditions, corporations can obtain a full refund of the withholding tax if they are in loss-making position. In such case, the taxation is deferred and will occur if and when profits are made.
Because the withholding tax rate applicable under French domestic law to U.S. holders who are individuals does not exceed the cap provided in the Treaty (i.e. 15%), the domestic 12.8% withholding tax rate will generally apply to dividends paid to those U.S. holders, as opposed to the rate provided under the Treaty.

Wealth Tax

As from January 1, 2018, French wealth tax (impôt de solidarité sur la fortune) has been replaced by a new real estate wealth tax (impôt sur la fortune immobilière) which applies only to individuals owning French real estate assets or rights, directly or indirectly through one or more legal entities, and whose net taxable assets amount to at least 1,300,000 euros. Generally, real estate assets allocated to an operational activity are excluded from the scope of the real estate wealth tax, depending on the structuring. Shares of an operating company holding French real estate assets in which the relevant individual holds, directly and indirectly, less than 10% of the share capital or voting rights, are also exempt from real estate wealth tax.
The Treaty does not prevent the application of real estate wealth tax to a U.S. Holder who would be a U.S. tax resident. However, based on the above domestic provisions and considering that Criteo SA is an operating company, the owning of ADSs or ordinary shares should not be subject to real estate wealth tax.

Disposition

Taxation on sale or other disposition
Generally, under French tax law, a foreign shareholder who is not a French tax resident for French tax purposes is not be subject to French tax on any capital gain from the sale, exchange, repurchase or redemption of ordinary shares or ADSs, provided that the foreign shareholder either (i) has not held more than 25% of our dividend rights, at any time during the preceding five years, either directly or indirectly, and, as relates to individuals, alone or with relatives (as an exception, a foreign shareholder established, domiciled or incorporated in a non-cooperative State or territory as defined in Article 238-0 A of the FTC should be subject to a 75% withholding tax in France on any such capital gain, regardless of the fraction of the dividend rights it holds) or (ii) the issuer of the relevant shares or ADSs is a company at least 50% of the assets of which consist of real estate located in France, or derives at least 50% of its value, directly or indirectly, from real estate located in France.

However, based on the Treaty, a U.S. Holder who is a U.S. tax resident for purposes of the Treaty, has no permanent establishment or fixed base in France within the meaning of the Treaty, and is entitled to Treaty benefits will only be subject to French tax on capital gain resulting from the sale of shares, units or rights in a company at least 50% of the assets of which consist of real estate located in France, or derives at least 50% of its value, directly or indirectly, from real estate located in France. Criteo SA is not expected to meet this standard. Pursuant to these provisions, capital gain resulting from the sale or other disposition of ADSs and ordinary shares should not be subject to taxation in France. U.S. Holders who own ordinary shares or ADSs through U.S. partnerships that are not residents for Treaty purposes are advised to consult their own tax advisors regarding their French tax treatment and their eligibility for Treaty benefits in light of their own particular circumstances.

A U.S. Holder who owns ordinary shares or ADSs through U.S. partnerships that are not residents for Treaty purposes are advised to consult their own tax advisors regarding their French tax treatment and their eligibility for Treaty benefits in light of their own particular circumstances.

A U.S. Holder that is not a U.S. resident for Treaty purposes or is not entitled to Treaty benefits (and in both cases is not resident, established or incorporated in a non-cooperative State or territory as defined in Article 238-0 A of the FTC) and has held more than 25% of Criteo's dividend rights at any time during the preceding five years, either directly or indirectly, and, as relates to individuals, alone or with relatives will be subject to a levy in France at the rate of (i) 25% if such U.S. Holder is a corporate body or a legal entity, or (ii) 12.8% if such U.S. Holder is an individual.

Special rules apply to U.S. Holders who are residents of more than one country.

Gift and Inheritance Tax

Generally, under French tax law, the following assets are subject to gift and inheritance tax:
•all movable or immovable property located in France or outside France when the donor or the deceased had his or her tax residence in France within the meaning of Article 4 B of the FTC;
•movable or immovable property located in France (including French real estate assets held indirectly), when the donor or the deceased is not domiciled for tax purposes in France;
•movable and immovable property located in France or outside France received from a donor or deceased domiciled outside France by an heir, donee or legatee who is domiciled for tax purposes in France within the meaning of Article 4 B of the FTC and has been so domiciled for at least six years during the last ten years preceding the year in which he or she receives the property.

However, under the Convention between the Government of the U.S. and the Government of the French Republic for the Avoidance of Double Taxation and the Prevention of Fiscal Evasion with Respect to Taxes on Estates, Inheritances and Gifts, dated November 24, 1978 (as amended by the protocol of December 8, 2004), if the U.S. Holder is domiciled in the U.S. and is a U.S. tax resident for purposes of the Treaty, has no permanent establishment or fixed base in France within the meaning of the Treaty, and is entitled to Treaty benefits, only French real estate assets and shares, units or other interests in a company or legal entity whose assets consist, directly or through one or more other companies or legal entities, of at least 50% of real property located in France or of rights relating to such property can be subject to gift and inheritance tax.

U.S. Federal Income Tax Considerations for U.S. Holders

The following section is a summary of the U.S. federal income tax considerations generally applicable to U.S. Holders, as defined below, of owning and disposing of ADSs or ordinary shares.

This section applies only to a U.S. Holder that holds ADSs or ordinary shares as capital assets (generally, property held for investment) for U.S. federal income tax purposes. This section does not address the U.S. federal estate, gift or other non-income tax considerations or any state, local or non-U.S. tax considerations relating to the ownership or disposition of ADSs or ordinary shares. In addition, it does not set forth all of the U.S. federal income tax considerations that may be relevant in light of the U.S. Holder’s particular circumstances, including alternative minimum tax consequences, the potential application of the provisions of the U.S. Internal Revenue Code of 1986, as amended (the “Code”) known as the Medicare contribution tax and tax consequences applicable to U.S. Holders subject to special rules, such as:
•certain banks and other financial institutions;
•dealers in securities or currencies;
•traders that elect to use a mark-to-market method of accounting;
•persons holding ADSs or ordinary shares as part of a hedging transaction, straddle, wash sale, conversion transaction or other integrated transaction or persons entering into a constructive sale with respect to the ADSs or ordinary shares;
•persons whose functional currency for U.S. federal income tax purposes is not the U.S. dollar;
•entities or arrangements classified as partnerships for U.S. federal income tax purposes;
•insurance companies;
•pension plans;
•cooperatives;
•regulated investment companies;
•real estate investment trusts;
•tax-exempt entities, including private foundations and “individual retirement accounts” or “Roth IRAs”;
•certain former U.S. citizens or long-term residents;
•persons who acquire their ADSs or ordinary shares pursuant to any employee share option or otherwise as compensation;
•persons required for U.S. federal income tax purposes to conform the timing of income accruals with respect to the ADSs or ordinary shares to their financial statements under Section 451(b) of the Code;
•persons that directly, indirectly or constructively own 10% or more of our shares (by vote or value); or
•persons holding ADSs or ordinary shares in connection with a trade or business conducted outside of the U.S.

If an entity or arrangement that is classified as a partnership for U.S. federal income tax purposes holds ADSs or ordinary shares, the U.S. federal income tax treatment of a partner will depend on the status of the partner and the activities of the partnership. Partnerships holding ADSs or ordinary shares and partners in such partnerships should consult their tax advisers as to the particular U.S. federal income tax consequences of owning and disposing of the ADSs or ordinary shares.

Each U.S. Holder should consult its tax advisor as to the U.S. federal, state, local and non-U.S. tax considerations relevant to it with respect to the ownership and disposition of our ADSs or ordinary shares in light of its particular circumstances.

This section is based on the Code, administrative pronouncements, judicial decisions, final Treasury regulations, and the income tax treaty between France and the U.S. (the “Treaty”), all as of the date hereof, any of which is subject to change or differing interpretations, possibly with retroactive effect.

A “U.S. Holder” is a holder who, for U.S. federal income tax purposes, is a beneficial owner of ADSs or ordinary shares and who is:
•a citizen or individual resident of the U.S.;
•a corporation, or other entity classified as a corporation for U.S. federal income tax purposes, created or organized in or under the laws of the U.S., any state thereof or the District of Columbia;
•an estate the income of which is includible in gross income for U.S. federal income tax purposes regardless of its source; or
•a trust if a court within the U.S. is able to exercise primary supervision over the administration of the trust and one or more U.S. persons has or have the authority to control all of the trust’s substantial decisions, or the trust has validly elected to be treated as a domestic trust for U.S. federal income tax purposes.
In general, it is expected that a U.S. Holder who owns ADSs will be treated as the owner of the underlying shares represented by those ADSs for U.S. federal income tax purposes. The remainder of this discussion assumes that a U.S. Holder of our ADSs will be treated in this manner. Accordingly, no gain or loss will be recognized if a U.S. Holder exchanges ADSs for the underlying shares represented by those ADSs.

U.S. Holders should consult their tax advisers concerning the U.S. federal, state, local and non-U.S. tax consequences of owning and disposing of ADSs or ordinary shares in their particular circumstances.

Taxation of Distributions

We do not currently expect to make distributions on our ADSs or ordinary shares. If we are not and have not been a PFIC (as discussed below in the section entitled “—Passive Foreign Investment Company, or PFIC, Rules”), in the event that we do make distributions of cash or other property, the following rules would apply. The gross amount of any distributions paid on ADSs or ordinary shares, other than certain pro rata distributions of ADSs or ordinary shares, will be treated as dividends to the extent paid out of our current or accumulated earnings and profits (as determined under U.S. federal income tax principles). To the extent such amount is treated as a dividend, it will generally be includible in the gross income of a U.S. Holder as dividend income on the day actually or constructively received by the U.S. Holder, in the case of ordinary shares, or by the depositary, in the case of ADSs. If distributions exceed our current and accumulated earnings and profits, such excess distributions will generally constitute a return of capital to the extent of the U.S. Holder’s tax basis in its ADSs or ordinary shares and will result in a reduction thereof. To the extent such excess exceeds a U.S. Holder’s tax basis in the ADSs or ordinary shares, such excess will generally be subject to tax as capital gain. Because we do not intend to determine our earnings and profits in accordance with U.S. federal income tax principles, the full amount of any distribution we pay is generally expected to be treated as a dividend for U.S. federal income tax purposes. Dividends received on our ADSs or ordinary shares will not be eligible for the dividends received deduction allowed to corporations in respect of dividends received from U.S. corporations.

Individuals and other non-corporate U.S. Holders will be subject to tax at the lower capital gains tax rate applicable to “qualified dividend income,” provided that certain conditions are satisfied, including that (1) the ADSs or ordinary shares on which the dividends are paid are readily tradable on an established securities market in the U.S., or we are eligible for the benefit of the Treaty, (2) we are neither a PFIC nor treated as such with respect to a U.S. Holder (as discussed below) for the taxable year in which the dividend is paid or the preceding taxable year, and (3) certain holding period requirements are met.

If we are eligible for benefits under the Treaty, dividends we pay on our ADSs or ordinary shares, regardless of whether such ADSs or shares are considered readily tradable on an established securities market in the U.S., would be eligible for the reduced rates of taxation described in the preceding paragraph, provided the other conditions described above are satisfied. Further, as discussed below under “—Passive Foreign Investment Company, or PFIC, Rules”, although there can be no assurance that we will be considered a PFIC for any taxable year, we believe we were not a PFIC for our 2021 taxable year and we do not anticipate that we will be a PFIC in the current and future taxable years. U.S. Holders should consult their tax advisors regarding the availability of the reduced tax rate on dividends in their particular circumstances.

For U.S. foreign tax credit purposes, dividends paid on our ADSs or ordinary shares generally will be treated as income from foreign sources and generally will constitute passive category income. The amount of any dividend income paid in euro will be the U.S. dollar amount calculated by reference to the exchange rate in effect on the date of actual or constructive receipt, regardless of whether the payment is in fact converted into U.S. dollars at that time.

If the foreign currency received as a dividend is converted into U.S. dollars on the date it is received, a U.S. Holder will generally not be required to recognize foreign currency gain or loss in respect of the dividend income. If the foreign currency received as a dividend is not converted into U.S. dollars on the date of receipt, a U.S. Holder will have a basis in the foreign currency equal to its U.S. dollar value on the date of receipt. Any gain or loss realized on a subsequent conversion or other disposition of the foreign currency will be treated as U.S. source ordinary income or loss.

Sale or Other Disposition of ADSs or Ordinary Shares

Subject to the discussion below under “—Passive Foreign Investment Company, or PFIC, Rules”, gain or loss realized on the sale or other disposition of ADSs or ordinary shares will be capital gain or loss, and will be long-term capital gain or loss if the U.S. Holder held the ADSs or ordinary shares for more than one year. The amount of the gain or loss will equal the difference between the U.S. Holder’s tax basis in the ADSs or ordinary shares disposed of and the amount realized on the disposition, in each case as determined in U.S. dollars. Long-term capital gain of individuals and certain other non-corporate U.S. Holders will generally be eligible for a reduced rate of taxation. The deductibility of a capital loss may be subject to limitations. Any capital gain or loss will generally be treated as U.S.-source gain or loss for U.S. foreign tax credit purposes, which will generally limit the availability of foreign tax credits.

Passive Foreign Investment Company, or PFIC, Rules

Under the Code, we will be a PFIC for any taxable year in which either (i) 75% or more of our gross income consists of “passive income,” or (ii) 50% or more of the average quarterly value of our assets consist of assets that produce, or are held for the production of, “passive income.” For purposes of the above calculations, we will be treated as if we hold our proportionate share of the assets of, and receive directly our proportionate share of the income of, any other corporation in which we directly or indirectly own at least 25%, by value, of the shares of such corporation.

Passive income includes, among other things, interest, dividends, certain non-active rents and royalties, net gains from the sale or exchange of property producing such income and net foreign currency gains. For this purpose, cash and assets readily convertible into cash are categorized as passive assets, and our goodwill and other unbooked intangibles are taken into account.

The determination of whether we are a PFIC is a fact-intensive determination that must be made on an annual basis applying principles and methodologies that are in some circumstances unclear. Based on the value and composition of our assets, although not free from doubt, we do not believe we were a PFIC for the taxable year ended December 31, 2021, and we do not expect to be a PFIC in the current taxable year or the foreseeable future. Since a separate factual determination as to whether we are or have become a PFIC must be made each year (after the close of such year), we cannot assure you that we will not be or become a PFIC in the current year or any future taxable year.

If we are classified as a PFIC for any year during which a U.S. Holder holds our ADSs or ordinary shares, the PFIC rules discussed below generally will apply to such U.S. Holder for such taxable year, and unless the U.S. Holder makes certain elections, will apply in future years even if we cease to be a PFIC.

If we were a PFIC for any taxable year during which a U.S. Holder held ADSs or ordinary shares (assuming such U.S. Holder has not made a timely mark-to-market or QEF election, as described below), gain recognized by a U.S. Holder on a sale or other disposition (including certain pledges) of the ADSs or ordinary shares would be allocated ratably over the U.S. Holder’s holding period for the ADSs or ordinary shares. The amounts allocated to the taxable year of the sale or other disposition and to any year before we became a PFIC would be taxed as ordinary income. The amount allocated to each other taxable year would be subject to tax at the highest rate in effect for individuals or corporations, as appropriate, for that taxable year, and an additional tax based on the interest charge generally applicable to underpayments of tax would be imposed on the amount allocated to that taxable year. Further, to the extent that any distribution received by a U.S. Holder on its ADSs or ordinary shares exceeds 125% of the average of the annual distributions on the ADSs or ordinary shares received during the preceding three years or the U.S. Holder’s holding period, whichever is shorter, that distribution would be subject to taxation in the same manner as gain, described immediately above.

If we are a PFIC for any taxable year during which a U.S. Holder holds our ADSs or ordinary shares and any of our non-U.S. affiliated entities are also PFICs, the holder will be treated as owning a proportionate amount (by value) of the shares of each such non-U.S. affiliate classified as a PFIC for purposes of the application of these rules. U.S. Holders are urged to consult their tax advisors regarding the application of the PFIC rules to any of our subsidiaries.

A U.S. Holder can avoid certain of the adverse rules described above by making a mark-to-market election with respect to its ADSs or ordinary shares, provided that the ADSs or ordinary shares are “marketable.” ADSs or ordinary shares will be marketable if they are traded in other than de minimis quantities on at least 15 days during each calendar quarter (“regularly traded”) on a “qualified exchange” or other market within the meaning of applicable Treasury regulations. We expect that our ADSs, but not our ordinary shares, will continue to be listed on the Nasdaq Global Select Market, which is a qualified exchange for these purposes, but no assurances may be given in this regard. Consequently, assuming that our ADSs are regularly traded, if a U.S. Holder holds our ADSs, it is expected that the mark-to-market election would be available to such holder were we to be or become a PFIC. In addition, because, as a technical matter, a mark-to-market election cannot be made for any lower-tier PFICs that we may own, a U.S. Holder may continue to be subject to the PFIC rules with respect to such holder’s indirect interest in any investments held by us that are treated as an equity interest in a PFIC for U.S. federal income tax purposes.

If a U.S. Holder makes the mark-to-market election, it will recognize as ordinary income any excess of the fair market value of the ADSs or ordinary shares at the end of each taxable year over their adjusted tax basis, and will recognize an ordinary loss in respect of any excess of the adjusted tax basis of the ADSs or ordinary shares over their fair market value at the end of the taxable year (but only to the extent of the net amount of income previously included as a result of the mark-to-market election). If a U.S. Holder makes the election, the U.S. Holder’s tax basis in the ADSs or ordinary shares will be adjusted to reflect the income or loss amounts recognized. Any gain recognized on the sale or other disposition of ADSs or ordinary shares in a year when we are a PFIC will be treated as ordinary income and any loss will be treated as an ordinary loss (but only to the extent of the net amount of income previously included as a result of the mark-to-market election). If a U.S. Holder makes such a mark-to-market election, tax rules that apply to distributions by corporations which are not PFICs would apply to distributions by us (except that the lower applicable capital gains rate for qualified dividend income would not apply). If a U.S. Holder makes a valid mark-to-market election, and we subsequently cease to be classified as a PFIC, such U.S. Holder will not be required to take into account the mark-to-market income or loss described above during any period that we are not classified as a PFIC.

In addition, in order to avoid the application of the foregoing rules, a U.S. person that owns shares in a PFIC for U.S. federal income tax purposes may make a “qualified electing fund” (“QEF”) election with respect to such PFIC, if the PFIC provides the information necessary for such election to be made. If a U.S. person makes a QEF election with respect to a PFIC, the U.S. person will be currently taxable on its pro rata share of the PFIC’s ordinary earnings and net capital gain (at ordinary income and capital gain rates, respectively) for each taxable year that the entity is classified as a PFIC and will not be required to include such amounts in income when actually distributed by the PFIC. No assurances can be given that we will provide holders with the information necessary for U.S. Holders to make a QEF election.

In addition, if we were a PFIC or, with respect to a particular U.S. Holder, were treated as a PFIC for the taxable year in which we paid a dividend or for the prior taxable year, the preferential dividend rates discussed above with respect to dividends paid to certain non-corporate U.S. Holders would not apply.

If a U.S. Holder owns ADSs or ordinary shares during any year in which we are a PFIC, the U.S. Holder must file annual reports, containing such information as the U.S. Treasury may require on IRS Form 8621 (or any successor form) with respect to us, with the U.S. Holder’s federal income tax return for that year, unless otherwise specified in the instructions with respect to such form.

U.S. Holders should consult their tax advisers concerning our potential PFIC status and the potential application of the PFIC rules.

THE PRECEDING SUMMARY OF U.S. FEDERAL INCOME TAX CONSIDERATIONS IS INTENDED FOR GENERAL INFORMATION ONLY AND DOES NOT CONSTITUTE TAX ADVICE. U.S. HOLDERS SHOULD CONSULT THEIR TAX ADVISORS AS TO THE U.S. FEDERAL, STATE, LOCAL, AND NON-U.S. TAX CONSIDERATIONS GENERALLY APPLICABLE TO THEM OF THE OWNERSHIP AND DISPOSITION OF OUR ADSs OR ORDINARY SHARES IN THEIR PARTICULAR CIRCUMSTANCES.

Item 6.    [Reserved]

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this Form 10-K.
Overview
We are a global technology company driving superior commerce outcomes for marketers and media owners through the world’s leading Commerce Media Platform. We operate in commerce media, the future of digital advertising, leveraging commerce data and artificial intelligence ("AI") to connect ecommerce, digital marketing and media monetization to reach consumers throughout their shopping journey. Our vision is to bring richer experiences to every consumer by supporting a fair and open internet that enables discovery, innovation, and choice – powered by trusted and impactful advertising. We have accelerated and deeply transformed the Company from a single-product to a multi-solution platform provider, fast diversifying our business into new solutions.
We enable brands', retailers' and media owners’ growth by providing best-in-class marketing and monetization services and infrastructure on the open Internet, driving approximately $40 billion of commerce outcomes for our customers – in the form of product sales for retailers, brands and marketers and advertising revenues for media owners. We differentiate ourselves by delivering high-performing commerce audiences at scale and we deliver this value by activating commerce data in a privacy-by-design way through proprietary AI technology to reach and engage consumers in real time with highly relevant digital advertisements ("ads") across all stages of the consumer journey. Our data offers deep insights into consumer intent and purchasing habits.

Our focus is on commerce media. Our clients include many of the largest and most sophisticated consumer brands, commerce companies and media owners in the world. We partner with them to capture user activity on their websites and mobile applications ("apps"), which we define as digital properties, and leverage that data to deliver superior ad performance to help marketers, brands and agencies reach their campaign objectives. This includes powering the retail media ecosystem as we enable brands to reach shoppers with relevant ads near the digital point of sale on retailer and marketplace websites while enabling retailers to add a new revenue stream.

Demonstrating the depth and scale of our data, we collected data on over $1 trillion in online sales transactions1 on our clients' digital properties in the year ended December 31, 2021. Based on this data and other assets, we delivered 1.8 trillion targeted ads in the year ended December 31, 2021. As of December 31, 2021, we served close to 22,000 clients and, in each of the last three years, our average client retention rate, as measured on a quarterly basis, was approximately 90%.
We serve a wide range of clients and our revenue is not concentrated within any single client or group of clients. In 2021, 2020 and 2019, our largest client represented 7.0, 3.5%, and 2.8% of our revenue, respectively, and in 2021, 2020 and 2019, our largest 10 clients represented 16.6%, 13.7% and 11.4% of our revenue in the aggregate, respectively. There is no group of customers under common control or customers that are affiliates of each other constituting an aggregate amount equal to 10% or more of our consolidated revenues, the loss of which would have a material adverse effect on the Company.
We operate in 96 countries through a network of 29 offices located in Europe, Middle East, Africa (EMEA), the Americas and Asia-Pacific. As a result of our significant international operations, our revenue from outside of France, our home country, accounted for 93.2% of our revenue for year ended December 31, 2021.
The Company's foreign currency risk exposure to the British pound, the Japanese yen, the Brazilian real and the U.S. dollar against the euro (the euro still remains the Company's functional currency) is described in Item 7 note B. Liquidity and Capital Resources to our Management's Discussion and Analysis included elsewhere in this Form 10-K.
___________________________________________________
1 Excluding Criteo Retail Media

Our financial results include:
•Revenue of $2,254.2 million, $2,072.6 million and $2,261.5 million for the years ended December 31, 2021, 2020 and 2019, respectively;
•Gross profit of $781.9 million, $688.0 million and $829.0 million for the years ended December 31, 2021, 2020 and 2019, respectively;
•Contribution ex-TAC, which is a non-U.S. GAAP financial measure, of $920.8 million, $825.0 million and $946.6 million for the years ended December 31, 2021, 2020 and 2019, respectively;
•Net Income of $137.6 million, $74.7 million and $96.0 million for the years ended December 31, 2021, 2020 and 2019, respectively; and
•Adjusted EBITDA, which is a non-U.S. GAAP financial measure, of $322.5 million, $251.0 million and $299.0 million for the years ended December 31, 2021, 2020 and 2019, respectively.

Please note that reconciliations of Gross Profit to Contribution ex-TAC and Net Income to Adjusted EBITDA - in each case the most directly comparable financial measures calculated and presented in accordance with generally accepted accounting principles in the United States or "U.S. GAAP," are presented below.
We are focused on maximizing Contribution ex-TAC. We believe this focus builds sustainable long-term value for our business and fortifies a number of our competitive strengths, including a highly liquid marketplace for digital advertising inventory. As part of this focus, we seek to maximize our percentage of overall marketing spend in the digital advertising market over the long-term. In addition, this focus enriches liquidity for both advertisers and publishers resulting in more effective advertising for clients, better monetization for publishers and more relevant advertisements for consumers. We believe our results of operations reflect this focus.
Acquisitions

On May 18, 2021, we completed the acquisition of all of the outstanding shares of Doobe In Site Ltd. ("Mabaya"), a leading retail media technology company that powers sponsored products and retail media monetization for major ecommerce marketplaces globally.

In December 2021, we executed a purchase agreement to acquire the business of IPONWEB Holding Limited ("IPONWEB"), a market-leading AdTech company with world-class media trading capabilities, for $380 million comprised of a mix of cash and treasury shares of the Company, subject to certain adjustments including for working capital, other current assets and current liabilities and net indebtedness, with the transaction expected to close in the first quarter of 2022. The transaction is subject to customary closing conditions.

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
We also have multiple pricing models which now include percentage of spend models in addition to cost-per-click, cost-per-install and cost-per-impression pricing models.
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
For solutions within Criteo Retail Media, we pay for the inventory of our retailer partners on a revenue sharing basis, effectively paying the retailers a portion of the click-based revenue generated by user clicks on the sponsored products advertisements or impressions on the commerce display advertisements displaying the products of our consumer brand clients.
For a discussion of the trends we expect to see in traffic acquisition costs, see the section entitled " - Highlights and Trends - Contribution ex-TAC" in Item 7.D - Trend Information below.
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
Operating Expenses
Operating expenses consist of research and development, sales and operations, and general and administrative expenses. Salaries, bonuses, equity awards compensation, pension benefits and other personnel-related costs are the most significant components of each of these expense categories. The number of employees increased from 2,755 employees at January 1, 2020 to 2,781 employees at December 31, 2021.
We include equity awards compensation expense in connection with grants of share options, warrants, and restricted share units ("RSUs") in the applicable operating expense category based on the respective equity award recipient’s function (Research and development, Sales and operations, General and administrative).

Research and Development Expense. Research and development expense consists primarily of personnel-related costs for our employees working in the engine, platform, site reliability engineering, scalability, infrastructure, engineering program management, product, analytics and other teams, including salaries, bonuses, equity awards compensation and other personnel related costs. Also included are non-personnel costs such as subcontracting, consulting and professional fees to third-party development resources, allocated overhead, including internal IT and depreciation and amortization costs. These expenses are partially offset by the French research tax credit that is conditional upon the level of our expenditures in research and development.
The number of employees in research and development functions increased from 681 at January 1, 2020 to 682 at December 31, 2021.
We believe our continued investment in research and development to be critical to maintaining and improving our technology within the Criteo Commerce Media Platform, our quality of service and our competitive position.
Sales and Operations Expense. Sales and operations expense consists primarily of personnel-related costs for our employees working in our sales, account strategy, sales operations, publisher business development, analytics, marketing, technical solutions, creative services and other teams, including salaries, bonuses, equity awards compensation, and other personnel-related costs. Additional expenses in this category include travel and entertainment, marketing and promotional events, marketing activities, provisions for doubtful accounts, subcontracting, consulting and professional fees paid to third parties, allocated overhead, including internal IT, and depreciation and amortization costs. The number of employees in sales and operations functions increased from 1,578 at January 1, 2020 to 1,596 at December 31, 2021. In order to expand our business, we expect to make targeted investments in our resources in some areas of our sales and operations. Yet, we expect sales and operations expenses to remain fairly flat as a percentage of revenue over time as we increase the productivity of our sales and operations teams.
General and Administrative Expense. General and administrative expense consists primarily of personnel costs, including salaries, bonuses, equity awards compensation, pension benefits and other personnel-related costs for our administrative, legal, information technology, human resources, facilities and finance teams. Additional expenses included in this category include travel-related expenses, subcontracting and professional fees, audit fees, tax services and legal fees, as well as insurance and other corporate expenses, along with allocated overhead, including internal IT and depreciation and amortization costs. The number of employees in general and administrative functions increased from 496 at January 1, 2020 to 503 at December 31, 2021. We expect our general and administrative expense to decrease as a percentage of revenue over time as we increase the productivity of our general and administrative teams.
Financial and Other Income (Expense)
Financial and Other Income (Expense) primarily consists of:
•exchange differences arising on the settlement or translation into local currency of monetary balance sheet items labeled in euros (the Company's functional currency). We are exposed to changes in exchange rates primarily in the U.S., the United Kingdom, Japan, Korea and Brazil. The U.S. dollar, the British pound, the Korean won, the Japanese yen and the Brazilian real are our most significant foreign currency exchange risks. At December 31, 2021, our exposure to foreign currency risk was centralized at parent company level and hedged. These exchange differences in euro are then translated into U.S. dollars (the Company's reporting currency) according to the average euro/U.S. dollar exchange rate.
•interest received on our cash and cash equivalents and interest incurred on outstanding borrowings under our debt loan agreements and revolving credit facilities ("RCFs").
•Proceeds from sale of data center equipment to third-parties, made as part of Criteo's data center update program.
•Dividends received from an investment made in 2018.
We monitor foreign currency exposure and look to mitigate exposures through normal business operations and hedging strategies.

Provision for Income Taxes
We are subject to potential income taxes in France, the U.S. and numerous other jurisdictions. We recognize tax liabilities based on estimates of whether additional taxes will be due. These tax liabilities are recognized when we believe that certain positions may not be fully sustained upon review by tax authorities, notwithstanding our belief that our tax return positions are supportable.
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
Although we believe that we have adequately reserved for our uncertain tax positions (including net interest and penalties), we can provide no assurance that the final tax outcome of these matters will not be materially different. No uncertain tax positions were identified as of December 31, 2021.
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
An accounting policy is deemed to be critical if it requires an accounting estimate to be made on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably possible could materially impact the financial statements. We believe estimates associated with (1) revenue recognition criteria (2) allowances for credit losses, (3) research tax credits (4) income taxes, including i) recognition of deferred tax assets arising from the subsidiaries projected taxable profit for future years, ii) evaluation of uncertain tax positions associated with our transfer pricing policy and iii) recognition of income tax position in respect with tax reforms recently enacted in countries we operate, (5) assumptions used in valuing acquired assets and assumed liabilities in business combinations, (6) assumptions used in the valuation of goodwill, intangible assets and right of use assets - operating lease, and (7) assumptions used in the valuation model to determine the fair value of share-based compensation plan. The spread of COVID-19 and the various attempts to contain it have continued to create volatility, uncertainty and economic disruption to global society, economics, financial markets and business practices and increase the uncertainty associated with certain estimates, in particular those related to allowance for credit losses, assumptions used in the valuation of goodwill and estimates relating to income taxes. See Note 1. Principles and Accounting Methods to our audited consolidated financial statements beginning on page F-1 for a description of our other significant accounting policies.
Revenue Recognition
We recognize revenues when we transfer control of promised services directly to our clients or to advertising agencies, which we collectively refer to as our clients, in an amount that reflects the consideration to which we expect to be entitled to in exchange for those services.
For revenue generated from arrangements that involve third-party publishers, there is judgment in evaluating whether we are the principal, and report revenue on a gross basis, or the agent, and report revenue on a net basis. In this assessment, we consider if we obtain control of the specified goods or services before they are transferred to the customer, as well as other indicators such as the party primarily responsible for fulfillment, inventory risk, and discretion in establishing price. The assessment of whether we are considered the principal or the agent in a transaction could impact our revenue and cost of revenue recognized on the consolidated statements of income.
Trade Receivables, Net of Allowances for Doubtful Accounts
We apply Accounting Standards Update No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost that an entity does not expect to collect over the asset's contractual life, considering past events, current conditions, and reasonable and supportable forecasts of future economic conditions.

For accounts receivable measured at amortized cost, we use aging analysis, and probability of default methods to evaluating and estimating the expected credit losses.

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
Uncertain Tax Positions
We recognize tax benefits from uncertain tax positions only if we believe that it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position. These uncertain tax positions include our estimates for transfer pricing that have been developed based upon analyses of appropriate arms-length prices. Although we believe that we have adequately assessed all potential uncertain tax positions, we can provide no assurance that the final tax outcome of these matters will not be materially different.
Goodwill

Goodwill is not amortized and is tested for impairment at least annually or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. In the course of 2021, the Company has reassessed its operating and reportable segments in accordance with ASC 280 and now reports its results of operations through two segments: Marketing Solutions and Retail Media. Goodwill has been allocated to these two segments using a relative fair value allocation approach.

The Company has selected December 31 as the date to perform its annual impairment test. The test is performed at the reporting unit level, which we have determined to be Marketing Solutions and Retail Media. In the impairment assessment of its goodwill, the Company performs an impairment test, which involves assumptions regarding estimated future cash flows to be derived from the reporting unit. The estimated future cash flows are used to derive the fair value of the reporting unit, which is then compared to its net book value, including goodwill . If these estimates or their related assumptions change in the future, the Company may be required to record impairment for these assets. If the net book value exceeds its fair value, then the Company would be required to recognize an impairment loss. The impairment loss to be recognized would be calculated by comparing the fair value of the Company to its net book value, including goodwill. There is also significant judgement in the allocation of the net book value of the Company to each of its segments, as many of the assets are not directly attributable to the Company's operating segments.

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
These variables include the fair value of our ordinary shares, the exercise price of the option, the expected term of the options, our expected share price volatility, risk-free interest rates, and expected dividends, which are estimated as follows:
•Fair value of our ordinary shares. Following our initial public offering, we established a policy of using the closing sales price per ADS as quoted on Nasdaq on the date of grant for purposes of determining the fair value of ordinary shares.
•Exercise price of the option. Following our initial public offering, we established a policy of using the closing sales price per ADS as quoted on Nasdaq on the date of grant for purposes of determining the exercise price with a floor value of 95% of the average of the closing sales price per ADS for the 20 trading days preceding the grant.
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
The following table presents the range of assumptions used to estimate the fair value of options granted during the periods presented:

Year Ended December 31,
	2021	2020	2019
Volatility	—%	39.2% - 39.9%	39.2% - 41.2%
Risk-free interest rate	—%	0.00% - 0.25%	0.00% - 0.10%
Expected life (in years)	-	6 years	6 years
Dividend yield	—%	—%	—%
There were no grants of share options during the year ended December 31, 2021.
Recent Accounting Pronouncements
For a discussion of recent accounting pronouncements applicable to us, see Note 1 to our audited consolidated financial statements beginning on page F-1.

Results of Operations for the Years Ended December 31, 2021, 2020 and 2019
Revenue breakdown by segment
Beginning in the fourth quarter of 2021, we report our segments results as Marketing Solutions and Retail Media:
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

	Year Ended December 31,
	2021	2020	2019	2021 vs 2020	2020 vs 2019
	(in thousands)
Revenue as reported	$2,254,235	$2,072,617	$2,261,516	9%	(8)%
Conversion impact U.S. dollar/other currencies	(19,713)	3,239	51,373
Revenue at constant currency (1)	$2,234,522	$2,075,856	$2,312,889	8%	(8)%

Marketing Solutions as reported	$2,007,239	$1,806,431	$2,092,590	11%	(14)%
Conversion impact U.S. dollar/other currencies	$(16,511)	$4,364	$49,668
Marketing Solutions at constant currency (1)	$1,990,728	$1,810,795	$2,142,258	10%	(13)%

Retail Media as reported (2)	$246,996	$266,186	$168,926	(7)%	58%
Conversion impact U.S. dollar/other currencies	$(3,202)	$(1,125)	$1,705
Retail Media at constant currency (1)	$243,794	$265,061	$170,631	(8)%	57%

(1) Information herein with respect to results presented on a constant currency basis is computed by applying prior period average exchange rates to current period results. We have included results on a constant currency basis because it is a key measure used by our management and board of directors to evaluate operating performance. Management reviews and analyzes business results excluding the effect of foreign currency translation because they believe this better represents our underlying business trends. The table above reconciles the actual results presented in this section with the results presented on a constant currency basis.

(2) Criteo operates as two reportable segments from December 31, 2021. The table above presents the operating results of our Marketing Solutions and Retail Media segments. A strategic building block of Criteo’s Commerce Media Platform, the Retail Media Platform, introduced in June 2020, and reported under the retail media segment, is a self-service solution providing transparency, measurement and control to brands and retailers. In all arrangements running on this platform, Criteo recognizes revenue on a net basis, whereas revenue from arrangements running on legacy Retail Media solutions are accounted for on a gross basis. We expect most clients using Criteo’s legacy Retail Media solutions to transition to this platform by the second half of 2022. As new clients onboard and existing clients transition to the Retail Media Platform, Revenue may decline but Contribution ex-TAC margin will increase. Contribution ex-TAC will not be impacted by this transition.

2021 Compared to 2020

Revenue in 2021 increased $181.6 million, or 9% (or 8% on a constant currency basis) to $2,254.2 million compared to 2020.
84% of the year-over-year increase in revenue was driven by the contribution from our existing clients, and 16% of the year-over-year increase was driven by the contribution from new clients. We added 285 net new clients year-over-year across regions.
The year-over-year increase in revenue on a constant currency basis was largely attributable to the increase in the average price charged to advertisers, and partially offset by the decreased number of impressions delivered by us.
Marketing Solutions revenue increased 11% (or 10% on a constant currency basis) to $2,007.2 million for 2021, reflecting increased spend from Retail clients, both on our retargeting, audience targeting and omnichannel solutions, partially offset by incremental identity and privacy changes, as expected.

Retail Media revenue decreased (7)% (or (8)% on a constant currency basis) to $246.9 million for 2021, as the strong performance with large retailers across the U.S. and EMEA was more than offset by the technical and transitory impact related to the ongoing client migration to the RMP. Criteo's RMP accounts for a fast-growing share of Retail Media revenue, or about 50% for the year ended December 31, 2021, and its revenue is accounted for on a net basis. In 2020, less than 5% of Retail Media revenue was accounted for on a net basis, and as a result of this transition to a full RMP business, the growth of Retail Media revenue is temporarily impacted. Reflecting the underlying economic performance, Retail Media's Contribution ex-TAC increased 59% (or 58% on a constant currency basis) in the year ended December 31, 2021, driven by continued strength in Retail Media onsite, in particular in the U.S. market, and growing network effects of the RMP.

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

The year-over-year decrease in revenue was also driven by the lower contribution from our existing clients and some churning clients, both of which we largely attribute to the COVID-19 outbreak, offsetting the positive contribution from new clients. We added 1,213 net new clients year-over-year across regions.

Marketing Solutions revenue decreased (14)% (or (13)% on a constant currency basis) to $1,806.4 million for 2020, reflecting decreased spend from large clients, primarily as a result of the COVID-19 pandemic impact, which we consider as retail bankruptcies and softness with our Travel and Classifieds clients Retail clients, as well as incremental identity and privacy changes, as expected.

Retail Media revenue increased 58% (or 57% on a constant currency basis) to $266.2 million for 2020, reflecting the strong adoption by large retailers across the U.S. and EMEA.

Revenue breakdown by region
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

	Year Ended December 31,			% change
	2021	2020	2019	2021 vs 2020	2020 vs 2019
	(in thousands)
Revenue as reported	$2,254,235	$2,072,617	$2,261,516	9%	(8)%
Conversion impact U.S. dollar/other currencies	$(19,713)	$3,239	51,373
Revenue at constant currency (*)	$2,234,522	$2,075,856	$2,312,889	8%	(8)%

Americas
Revenue as reported	$916,825	$894,854	$952,154	2%	(6)%
Conversion impact U.S. dollar/other currencies	1,380	12,770	4,584
Revenue at constant currency (*)	$918,205	$907,624	$956,738	3%	(5)%

EMEA
Revenue as reported	$844,312	$749,672	$806,197	13%	(7)%
Conversion impact U.S. dollar/other currencies	(24,324)	(4,528)	44,478
Revenue at constant currency (*)	$819,988	$745,144	$850,675	9%	(8)%

Asia-Pacific
Revenue as reported	$493,098	$428,091	$503,165	15%	(15)%
Conversion impact U.S. dollar/other currencies	3,231	(5,003)	2,311
Revenue at constant currency (*)	$496,329	$423,088	$505,476	16%	(16)%
(*) Revenue at constant currency excludes the impact of foreign currency fluctuations and is computed by applying the average exchange rates for the prior year to the following year figures.
2021 Compared to 2020
Our revenue in the Americas region increased $22.0 million, or 2% (or 3% on a constant currency basis) to $916.8 million for 2021 compared to 2020. This increase was driven by continued positive retail trends, in particular with large customers across Marketing Solutions, and continued strong performance of Retail Media, as the RMP continues to scale with consumer brands and large retailers, partially offset by the impact of recognizing revenue on a net basis for clients transitioning to the RMP.
Our revenue in the EMEA region increased $94.6 million, or 13% (or 9% on a constant currency basis) to $844.3 million for 2021 compared to 2020. This increase was driven by positive retail trends in our main markets, in particular in Germany and emerging markets, positive traction with large customers across our retargeting and new solutions, and continued strong performance of Retail Media across the region.
Our revenue in the Asia-Pacific region increased $65.0 million, or 15% (or 16% on a constant currency basis) to $493.1 million for 2021 compared to 2020. The increase was driven by the recovery of our large customers in the region, in particular in Japan, as well as positive contributions from Retail clients in South-East Asia.
Additionally, $2,254 million of revenue for 2021 was positively impacted by $(19.7) million of currency fluctuations, particularly as a result of the depreciation of the Turkish Lira, Russian Ruble, Japanese Yen and the Brazilian real, partially offset by the appreciation of the Euro and the British pound sterling, compared to the U.S. dollar.

2020 Compared to 2019
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

Cost of Revenue

	Year Ended December 31,			% change
	2021	2020	2019	2021 vs 2020	2020 vs 2019
	(in thousands, except percentages)
Traffic acquisition costs	$(1,333,440)	$(1,247,571)	$(1,314,947)	7%	(5)%
Other cost of revenue	(138,851)	(137,028)	(117,533)	1%	17%
Total cost of revenue	$(1,472,291)	$(1,384,599)	$(1,432,480)	6%	(3)%
% of revenue	(65)%	(67)%	(63)%
Gross profit %	35%	33%	37%

	Year Ended December 31,			% change
	2021	2020	2019	2021 vs 2020	2020 vs 2019

	(in thousands, except percentages)
Marketing Solutions	$(1,211,087)	$(1,059,680)	$(1,197,483)	14%	(12)%
Retail Media (1)	$(122,353)	$(187,891)	$(117,464)	(35)%	60%
Traffic Acquisition Costs	$(1,333,440)	$(1,247,571)	$(1,314,947)	7%	(5)%
(1) Criteo operates as two reportable segments from December 31, 2021. The table above presents the operating results of our Marketing Solutions and Retail Media segments. A strategic building block of Criteo’s Commerce Media Platform, the Retail Media Platform, introduced in June 2020, and reported under the retail media segment, is a self-service solution providing transparency, measurement and control to brands and retailers. In all arrangements running on this platform, Criteo recognizes revenue on a net basis, whereas revenue from arrangements running on legacy Retail Media solutions are accounted for on a gross basis. We expect most clients using Criteo’s legacy Retail Media solutions to transition to this platform by the second half of 2022. As new clients onboard and existing clients transition to the Retail Media Platform, Revenue may decline but Contribution ex-TAC margin will increase. Contribution ex-TAC will not be impacted by this transition.
2021 Compared to 2020
Cost of revenue for 2021 increased $87.7 million, or 6%, compared to 2020. This increase was primarily the result of a $85.9 million, or 7% increase in traffic acquisition costs (or 6% on a constant currency basis), and by a $1.8 million, or 1% (or 2% on a constant currency basis), increase in other cost of revenue.
The 14% increase in Marketing Solutions' traffic acquisition costs related primarily to the 6% increase (and 5% increase on a constant currency basis) in the average CPM for inventory purchased, reflecting the year-over-year recovery in the digital advertising market following the trough of the pandemic-related recession in the second quarter of 2020 and our preferred relationships with media owners, as well as the 8% increase in the number of impressions we purchased, reflecting our expanding relationships with existing and new publisher partners, in particular through direct connections, to support client demand for advertising campaigns.
Traffic acquisition costs in Retail Media decreased by 35% reflecting the technical and transitory impact related to the ongoing client migration due to the transitioning of our RMP. Because we recognize revenue on a net basis in all arrangements running on the RMP, we expect our Traffic acquisition costs for Retail Media to decrease over time as all of our clients are transitioned to the RMP.
The increase in other cost of revenue includes a $(5.2) million increase in allocated depreciation and amortization expense, $(3.0) million increase in other cost of sales mainly due to the digital tax, partially offset by $5.7 million in hosting costs and $0.8 million in data acquisition costs.

2020 Compared to 2019
Cost of revenue for 2020 decreased $(47.9) million, or (3)%, compared to 2019. This decrease was primarily the result of a $(67.4) million, or (5)% decrease in traffic acquisition costs (or (5)% on a constant currency basis), partially offset by a $19.5 million, or 17%(or 18% on a constant currency basis), increase in other cost of revenue.
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
The increase in other cost of revenue includes $(11.1) million in the allocated depreciation and amortization expense, $(4.2) million in hosting costs, $(2.6) million in data acquisition and $(1.6) million increase in other cost of sales.

Contribution excluding Traffic Acquisition Costs
We consider Contribution ex-TAC as a key measure of our business activity. Our strategy focuses on maximizing our Contribution ex-TAC on an absolute basis over maximizing our near-term gross margin. We believe this focus builds sustainable long-term value for our business by fortifying a number of our competitive strengths, including access to advertising inventory, breadth and depth of data and continuous improvement of the Criteo AI Engine’s performance, allowing it to deliver more relevant advertisements at scale. As part of this focus, we continue to invest in building preferred relationships with direct publishers and pursue access to leading advertising exchanges.
The following table sets forth our revenue and Contribution ex-TAC by segment:

		Year Ended December 31,
	Segment	2021	2020	2019
		(in thousands)
Revenue	Marketing Solutions	$2,007,239	$1,806,431	$2,092,590
	Retail Media	246,996	266,186	168,926
	Total	$2,254,235	$2,072,617	$2,261,516

Contribution ex-TAC(1)	Marketing Solutions	$796,152	$746,751	$895,107
	Retail Media	124,643	78,295	51,462
	Total	$920,795	$825,046	$946,569

(1)We define Contribution ex-TAC as a profitability measure akin to gross profit. It is calculated by deducting traffic acquisition costs from revenue and reconciled to gross profit through the exclusion of other cost of revenue. We have included Contribution ex-TAC in this Form 10-K because it is a key measures used by our management and board of directors to evaluate operating performance and generate future operating plans. In particular, we believe that this can provide useful measures for period-to-period comparisons of our core business. Accordingly, we believe that Contribution ex-TAC provides useful information to investors and others in understanding and evaluating our results of operations in the same manner as our management and board of directors. Our use of Contribution ex-TAC has limitations as an analytical tool, and you should not consider them in isolation or as a substitute for analysis of our financial results as reported under U.S. GAAP. Some of these limitations are: (a) other companies, including companies in our industry which have similar business arrangements, may address the impact of TAC differently; (b)  other companies may report Contribution ex-TAC or similarly titled measures but calculate them differently, which reduces their usefulness as a comparative measure. Because of these and other limitations, you should consider Contribution ex-TAC alongside our other U.S. GAAP financial results, including gross profit.

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

	Year Ended December 31,			% change
	2021	2020	2019	2021 vs 2020	2020 vs 2019
	(in thousands)
Revenue as reported	$2,254,235	$2,072,617	$2,261,516	9%	(8)%
Conversion impact U.S. dollar/other currencies	(19,713)	3,239	51,373
Revenue at constant currency	$2,234,522	$2,075,856	$2,312,889	8%	(8)%

Gross profit as reported	$781,944	$688,018	$829,036	14%	(17)%
Conversion impact U.S. dollar/other currencies	(7,822)	467	20,686
Gross profit at constant currency	$774,122	$688,485	$849,722	13%	(17)%

Traffic acquisition costs as reported	$(1,333,440)	$(1,247,571)	$(1,314,947)	7%	(5)%
Conversion impact U.S. dollar/other currencies	12,263	(1,605)	(28,831)
Traffic acquisition cost at constant currency	$(1,321,177)	$(1,249,176)	$(1,343,778)	6%	(5)%

Contribution ex-TAC as reported	$920,795	$825,046	$946,569	12%	(13)%
Conversion impact U.S. dollar/other currencies	(7,450)	1,634	22,542
Contribution ex-TAC at constant currency	$913,345	$826,680	$969,111	11%	(13)%

Other cost of revenue as reported	$(138,851)	$(137,028)	$(117,533)	1%	17%
Conversion impact U.S. dollar/other currencies	(372)	(1,167)	(1,856)
Other cost of revenue at constant currency	$(139,223)	$(138,195)	$(119,389)	2%	18%

Research and Development Expenses

	Year Ended December 31,			% change
	2021	2020	2019	2021 vs 2020	2020 vs 2019
	(in thousands, except percent of revenue)
Research and development expenses	$(151,817)	$(132,513)	$(172,591)	15%	(23)%
% of revenue	(7)%	(6)%	(8)%
2021 Compared to 2020
Research and development expenses for 2021 increased $19.3 million, or 15%, compared to 2020. This increase mainly related to an increase in headcount-related expenses driven by the negative impact of our increasing stock price.
2020 Compared to 2019
Research and development expenses for 2020 decreased $(40.1) million, or (23)%, compared to 2019. This decrease mainly related to a decrease in headcount-related costs following the cessation of our R&D operations in Palo Alto in 2019 and lower amortization expense due to the Manage assets revised useful life in 2019.
Sales and Operations Expenses

	Year Ended December 31,			% change
	2021	2020	2019	2021 vs 2020	2020 vs 2019

	(in thousands, except percent of revenue)
Sales and operations expenses	$(325,616)	$(330,285)	$(375,477)	(1)%	(12)%
% of revenue	(14)%	(16)%	(17)%

2021 Compared to 2020
Sales and operations expenses for 2021 decreased $(4.7) million, or (1)%, compared to 2020. This decrease was mainly driven by lower net bad debt expense, lower depreciation and amortization costs and lower rent and facilities costs due to the right-sizing of our real estate footprint, partially offset by the reversal of a provision that was settled in 2020 and the negative impact of our increasing stock price on headcount-related expenses.

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

General and Administrative Expenses

	Year Ended December 31,			% change
	2021	2020	2019	2021 vs 2020	2020 vs 2019
	(in thousands, except percent of revenue)
General and administrative expenses	$(152,634)	$(116,395)	$(139,754)	31%	(17)%
% of revenue	(7)%	(6)%	(6)%
2021 Compared to 2020
General and administrative expenses for 2021 increased $36.2 million, or 31%, compared to 2020. This increase was mainly related to an increase in third-party services as part of our on-going transformation program and an increase in headcount related costs including the negative impact of our increasing stock price on compensation expense.
2020 Compared to 2019
General and administrative expenses for 2020 decreased $(23.4) million, or (17)%, compared to 2019. This decrease was mostly driven by a decrease in headcount-related costs, a lower share-based compensation expense and a decrease in rent and facilities costs, following the right-sizing of our real estate footprint, partially offset by transformation fees.

Financial and Other Income (Expense)

	Year Ended December 31,			% change
	2021	2020	2019	2021 vs 2020	2020 vs 2019
	(in thousands, except percent of revenue)
Financial and Other Income (Expense)	$1,939	$(1,939)	$(5,749)	(200)%	(66)%
% of revenue	0.1%	(0.1)%	(0.3)%
2021 Compared to 2020
Financial and Other Income for 2021 decreased by $(3.9) million, or (200)% compared to 2020. The $(1.9) million financial and other income for the period ended December 31, 2021 was mainly driven by the financial expense relating to our $350 million available Revolving Credit Facility (RCF), including up-front fees amortization and non-utilization costs, partially offset by income from cash and cash equivalent. Financial and Other income for the period ended December 31, 2021 was supported by $3.0 million in proceeds from disposal of servers and equipments and $2.4 million in dividends received from a minority interest. At December 31, 2021, our exposure to foreign currency risk was centralized at Criteo S.A. and hedged using foreign currency swaps, forward purchases or sales of foreign currencies.
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

Provision for Income Taxes

	Year Ended December 31,			% change
	2021	2020	2019	2021 vs 2020	2020 vs 2019
	(in thousands, except percent information)
Provision for income taxes	$(16,169)	$(32,197)	$(39,496)	(50)%	(18)%
% of revenue	(1)%	(2)%	(2)%
Effective tax rate	10.5%	30.1%	29.2%
2021 Compared to 2020
The provision for income taxes for 2021 decreased by $(16.0) million, or 50%, compared to 2020. The annual effective tax rate for 2021 was 10.5%, compared to an annual effective tax rate of 30.1% for 2020. The annual effective tax rates differs from the statutory rates primarily due to the impact of the domestic tax deduction applicable to technology royalty income we received from our subsidiaries, differences in tax rates in foreign jurisdictions, tax loss carryforwards in certain foreign subsidiaries, non-recognition of deferred tax assets related to tax losses and temporary differences, recognition of previously unrecognized tax losses and equity awards compensation expense.
In 2021, our income before taxes increased by $46.9 million to $153.8 million, compared to 2020, generating a $43.7 million theoretical income tax expense at a nominal standard French tax rate of 28.40%. This theoretical tax expense is impacted mainly by the following items contributing to a $16.2 million effective tax expense and a 10.5% effective tax rate: $1.7 million of deferred tax assets on which we recognized a valuation allowance, $6.6 million resulting from the BEAT expense, $6.5 million of permanent differences (mainly based on employee costs, depreciation expenses and intercompany transactions), $2.2 million related to the French business tax, Cotisation sur la Valeur Ajoutée des Entreprises, or “CVAE”, offset by a $25.7 million tax deduction resulting from technology royalty income we received from our subsidiaries, $4.8 million Research and Development tax credit, the recognition or reversal of valuation allowance on deferred tax assets of $10.4 million and $1.4 million of net effect of share-based compensation. Please see Note 22 to our audited consolidated financial statements for more detailed information on the provision for income taxes.
Amounts recognized in our Consolidated Financial Statements are calculated at the level of each subsidiary within our Consolidated Financial Statements. As at December 31, 2021, 2020 and 2019, the valuation allowance against net deferred income taxes amounted to $36.4 million, $37.3 million and $25.3 million, which related mainly to Criteo Corp. ($5.7 million, $13.3 million and $12.8 million, respectively), Criteo Brazil ($2.7 million, $2.8 million and $3.2 million, respectively), Criteo Ltd ($7.6 million, $7.4 million and $7.5 million, respectively), Criteo China ($3.3 million, $3.3 million and $3.3 million, respectively), Criteo Singapore ($4.2 million, $3.3 million and $2.8 million), Criteo Pty ($2.7 million, $2.8 million and $2.6 million) and Criteo France ($6.2 million, $1.0 million and $(7.7) million, respectively).

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

Net Income

	Year Ended December 31,			% change
	2021	2020	2019	2021 vs 2020	2020 vs 2019
	(in thousands, except percent of revenue)
Net income	$137,647	$74,689	$95,969	84%	(22)%
% of revenue	6%	4%	4%

2021 Compared to 2020
Net income for 2021 increased $63.0 million, or 84% compared to 2020. This increase was the result of the business dynamics discussed above, in particular a $43.1 million increase in income from operations, a $3.9 million increase in financial and other income and a $16.0 million decrease in the provision for income taxes compared to 2020.
2020 Compared to 2019
Net income for 2020 decreased $(21.3) million, or (22)% compared to 2019. This decrease was the result of the factors discussed above, in particular a $(32.4) million decrease in income from operations, a $3.8 million decrease in financial expense and a $7.3 million decrease in the provision for income taxes compared to 2019.

Non-GAAP Financial Measure Reconciliation
Reconciliation of Contribution ex-TAC to Gross Profit
We define Contribution ex-TAC as a profitability measure akin to gross profit. It is calculated by deducting traffic acquisition costs from revenue and reconciled to gross profit through the exclusion of other cost of revenue. Contribution ex-TAC is not a measure calculated in accordance with U.S. GAAP. We have included Contribution ex-TAC because it is a key measure used by our management and board of directors to evaluate operating performance, generate future operating plans and make strategic decisions. In particular, we believe that this measure can provide useful measures for period-to-period comparisons of our business. Accordingly, we believe that Contribution ex-TAC provides useful information to investors and others in understanding and evaluating our results of operations in the same manner as our management and board of directors. Our use of Contribution ex-TAC has limitations as an analytical tool, and you should not consider them in isolation or as a substitute for analysis of our financial results as reported under U.S. GAAP. Some of these limitations are: (a) other companies, including companies in our industry which have similar business arrangements, may address the impact of TAC differently; (b) other companies may report Contribution ex-TAC or similarly titled measures but calculate them differently, which reduces their usefulness as a comparative measure. Because of these and other limitations, you should consider Contribution ex-TAC alongside our other U.S. GAAP financial result measures. The below table provides a reconciliation of Contribution ex-TAC to gross profit:

	Twelve Months Ended
	December 31,
	2021	2020	2019
	(in thousands)
Gross Profit	781,944	688,018	829,036

Other Cost of Revenue	138,851	137,028	117,533

Contribution ex-TAC	$920,795	$825,046	$946,569

Reconciliation of Adjusted EBITDA to Net Income
We define Adjusted EBITDA as our consolidated earnings before financial income (expense), income taxes, depreciation and amortization, adjusted to eliminate the impact of equity awards compensation expense, pension service costs, acquisition-related costs and restructuring related and transformation costs. Adjusted EBITDA is not a measure calculated in accordance with U.S. GAAP. We have included Adjusted EBITDA because it is a key measure used by our management and board of directors to understand and evaluate our core operating performance and trends, to prepare and approve our annual budget and to develop short-term and long-term operational plans. In particular, we believe that the elimination of equity awards compensation expense, pension service costs, and restructuring related and transformation costs in calculating Adjusted EBITDA can provide a useful measure for period-to-period comparisons of our business. Accordingly, we believe that Adjusted EBITDA provides useful information to investors and others in understanding and evaluating our results of operations in the same manner as our management and board of directors. Our use of Adjusted EBITDA has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our financial results as reported under U.S. GAAP. Some of these limitations are: (a) although depreciation and amortization are non-cash charges, the assets being depreciated and amortized may have to be replaced in the future, and Adjusted EBITDA does not reflect cash capital expenditure requirements for such replacements or for new capital expenditure requirements; (b) Adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs; (c) Adjusted EBITDA does not reflect the potentially dilutive impact of equity-based compensation; (d) Adjusted EBITDA does not reflect tax payments that may represent a reduction in cash available to us; and (e) other companies, including companies in our industry, may calculate Adjusted EBITDA or similarly titled measures differently, which reduces their usefulness as a comparative measure. Because of these and other limitations, you should consider Adjusted EBITDA alongside our U.S. GAAP financial results, including net income.

	Twelve Months Ended
	December 31,
	2021	2020	2019
	(in thousands)
Net income	$137,647	$74,689	$95,969
Adjustments:
Financial (Income) expense	1,044	1,939	5,749
Provision for income taxes	16,169	32,197	39,496
Equity awards compensation expense	44,955	31,425	49,132
Research and development	16,334	10,253	15,036
Sales and operations	13,023	12,042	19,301
General and administrative	15,598	9,130	14,795
Pension service costs	1,324	2,232	1,556
Research and development	686	1,114	760
Sales and operations	207	394	283
General and administrative	431	724	513
Depreciation and amortization expense	88,402	88,238	93,488
Cost of revenue (data center equipment)	61,119	55,935	44,866
Research and development	9,484	10,741	16,508
Sales and operations	14,780	16,770	24,914
General and administrative	3,019	4,792	7,200
Acquisition-related costs	11,256	286	—
General and administrative	11,256	286	—
Restructuring related and transformation (gain) costs (1)	21,698	19,989	13,582
Research and development	5,751	4,240	2,000
Sales and operations	9,380	9,398	8,810
General and administrative	6,567	6,351	2,772
Total net adjustments	184,848	176,306	203,003
Adjusted EBITDA	$322,495	$250,995	$298,972

(1) For the Twelve Months Ended December 2021, 2020 and 2019, respectively, the Company recognized restructuring related and transformation costs following its new organizational structure implemented to support its Commerce Media Platform strategy:

	Twelve Months Ended
	December 31,
	2021	2020	2019
(Gain) from forfeitures of share-based compensation awards	(427)	(2,655)	(8,133)
Depreciation and amortization expense	—	—	1,161
Facilities related (gain) costs	16,020	12,975	11,080
Payroll related (gain) costs	4,480	5,911	9,474
Consulting costs related to transformation	1,625	3,758	—
Total restructuring related and transformation (gain) costs	$21,698	$19,989	$13,582
For the twelve months ended December 31, 2021 and December 31, 2020, respectively, the cash outflows related to restructuring related and transformation costs were $3.9 million and $16.9 million respectively, and were mainly comprised of payroll costs, broker and termination penalties related to real-estate facilities and other consulting fees.

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

	Three Months Ended
	December 31, 2021	September 30, 2021	June 30, 2021	March 31, 2021	December 31, 2020	September 30, 2020	June 30, 2020	March 31, 2020
	(in thousands)
Consolidated Statements of Income Data:
Revenue	$653,267	$508,580	$551,311	$541,077	$661,282	$470,345	$437,614	$503,376
Cost of revenue (1)
Traffic acquisition costs	(377,076)	(297,619)	(331,078)	(327,667)	(408,108)	(284,401)	(257,698)	(297,364)
Other cost of revenue	(31,840)	(34,935)	(37,364)	(34,712)	(34,700)	(34,608)	(33,914)	(33,806)
Gross profit	244,351	176,026	182,869	178,698	218,474	151,336	146,002	172,206
Operating expenses (1)
Research and development expenses	(44,860)	(33,345)	(41,915)	(31,697)	(32,797)	(30,954)	(31,247)	(37,515)
Sales and operations expenses	(89,892)	(75,619)	(80,751)	(79,354)	(85,871)	(83,659)	(75,781)	(84,974)
General and administrative expenses	(43,855)	(34,877)	(40,474)	(33,428)	(32,623)	(28,672)	(29,185)	(25,915)
Total operating expenses	(178,607)	(143,841)	(163,140)	(144,479)	(151,291)	(143,285)	(136,213)	(148,404)
Income from operations	65,744	32,185	19,729	34,219	67,183	8,051	9,789	23,802
Financial and Other income (expense)	3,330	(154)	(519)	(718)	(111)	(491)	(1,003)	(334)
Income before taxes	69,074	32,031	19,210	33,501	67,072	7,560	8,786	23,468
Provision for income taxes	5,864	(7,801)	(4,181)	(10,051)	(20,254)	(2,267)	(2,636)	(7,040)
Net income	$74,938	$24,230	$15,029	$23,450	$46,818	$5,293	$6,150	$16,428
Net income available to shareholders of Criteo S.A.	73,765	23,481	14,804	22,406	45,277	5,227	5,716	15,459
Other Financial Data:
Contribution ex-TAC (2)	$276,191	$210,961	$220,233	$213,410	$253,174	$185,944	$179,916	$206,012
Adjusted EBITDA (3)	$110,867	$68,430	$67,269	$79,929	$103,423	$49,471	$38,911	$59,190
(1) Cost of revenue and operating expenses include equity awards compensation expense, pension service costs, depreciation and amortization expense and acquisition-related costs and deferred price consideration as follows:

	Three Months Ended
	December 31, 2021	September 30, 2021	June 30, 2021	March 31, 2021	December 31, 2020	September 30, 2020	June 30, 2020	March 31, 2020
	(in thousands)
Equity awards compensation expense
Research and development expenses	4,762	4,858	4,218	2,496	2,482	3,333	2,068	2,370
Sales and operations expenses	3,143	3,875	3,636	2,369	3,662	3,190	1,572	3,618
General and administrative expenses	4,209	4,557	3,815	3,017	2,816	280	3,519	2,515
Total equity awards compensation expense (a)	12,114	13,290	11,669	7,882	8,960	6,803	7,159	8,503

Pension service costs
Research and development expenses	166	170	175	175	290	286	269	269
Sales and operations expenses	49	52	53	53	103	101	95	95
General and administrative expenses	104	108	109	110	190	185	175	174
Total pension service costs	319	330	337	338	583	572	539	538

Depreciation and amortization expense
Cost of revenue	14,611	15,520	15,744	15,244	15,354	14,712	13,098	12,771
Research and development expenses	2,967	2,557	2,207	1,753	1,712	1,721	1,658	5,650
Sales and operations expenses	3,579	3,545	3,702	3,954	4,033	4,176	4,221	4,340
General and administrative expenses	599	679	838	903	1,041	1,143	1,231	1,377
Total depreciation and amortization expense	21,756	22,301	22,491	21,854	22,140	21,752	20,208	24,138

Acquisition-related costs
General and administrative expenses	6,118	2,091	3,047	—	174	112	—	—
Total acquisition-related costs	6,118	2,091	3,047	—	174	112	—	—

Restructuring related and transformation costs
Research and development expenses	513	(1,029)	4,831	1,436	747	1,985	513	995
Sales and operations expenses	568	(106)	1,551	7,367	2,605	5,357	415	1,021
General and administrative expenses	752	(632)	3,614	2,833	1,031	4,839	288	193
Total restructuring related and transformation costs (b)	$1,833	$(1,767)	$9,996	$11,636	$4,383	$12,181	$1,216	$2,209
(a) Excludes $0.2 million, $(2.7) million and $(4.8) million disclosed as restructuring costs as of December 31, 2021, 2020 and 2019, respectively.
(b) For the three months ended December 31, 2021 and 2020 the Company recognized restructuring charges for its new organizational structure implemented to support its multi-product platform strategy and office right sizing policy detailed below:

	Three Months Ended
	December 31,
	2021	2020
(Gain) from forfeitures of share-based compensation awards	239	(2,655)
Facilities and impairment related costs	1,328	4,158
Payroll related costs	(157)	1,422
Consulting costs related to transformation	423	1,458
Total restructuring related and transformation costs	$1,833	$4,383
(2 We define Contribution ex-TAC as a profitability measure akin to gross profit. It is calculated by deducting traffic acquisition costs from revenue and reconciled to gross profit through the exclusion of other cost of revenue. Contribution ex-TAC is not a measure calculated in accordance with U.S. GAAP. Below is a reconciliation of Contribution ex-TAC to gross profit, the most directly comparable financial measure calculated and presented in accordance with U.S. GAAP.

	Three Months Ended
	December 31, 2021	September 30, 2021	June 30, 2021	March 31, 2021	December 31, 2020	September 30, 2020	June 30, 2020	March 31, 2020
	(in thousands)
Gross Profit	244,351	176,026	182,869	178,698	218,474	151,336	146,002	172,206
Other Cost of Revenue	31,840	34,935	37,364	34,712	34,700	34,608	33,914	33,806
Contribution ex-TAC	$276,191	$210,961	$220,233	$213,410	$253,174	$185,944	$179,916	$206,012
(3) We define Adjusted EBITDA as our consolidated earnings before financial income (expense), including dividends, income taxes, depreciation and amortization, adjusted to eliminate the impact of equity awards compensation expense, pension service costs, restructuring related and transformation costs, acquisition-related costs and deferred price consideration. Adjusted EBITDA is not a measure calculated in accordance with U.S. GAAP. Below is a reconciliation of Adjusted EBITDA to net income, the most directly comparable financial measure calculated and presented in accordance with U.S. GAAP.

	Three Months Ended
	December 31, 2021	September 30, 2021	June 30, 2021	March 31, 2021	December 31, 2020	September 30, 2020	June 30, 2020	March 31, 2020
	(in thousands)
Reconciliation of Adjusted EBITDA to Net Income:
Net Income	$74,938	$24,230	$15,029	$23,450	$46,818	$5,293	$6,150	$16,428
Adjustments:
Financial (income) expense	(347)	154	519	718	111	491	1,003	334
Provision for income taxes	(5,864)	7,801	4,181	10,051	20,254	2,267	2,636	7,040
Equity awards compensation expense (a)	12,114	13,290	11,669	7,882	8,960	6,803	7,159	8,503
Pension service costs	319	330	337	338	583	572	539	538
Depreciation and amortization expense	21,756	22,301	22,491	21,854	22,140	21,752	20,208	24,138
Acquisition-related costs	6,118	2,091	3,047	—	174	112	—	—
Restructuring costs	1,833	(1,767)	9,996	11,636	4,383	12,181	1,216	2,209
Total net adjustments	35,929	44,200	52,240	52,479	56,605	44,178	32,761	42,762
Adjusted EBITDA	$110,867	$68,430	$67,269	$75,929	$103,423	$49,471	$38,911	$59,190

(a) Excludes $0.2 million, $(2.7) million and $(4.8) million disclosed as restructuring costs as of December 31, 2021, 2020 and 2019, respectively.

	Three Months Ended
	December 31, 2021	September 30, 2021	June 30, 2021	March 31, 2021	December 31, 2020	September 30, 2020	June 30, 2020	March 31, 2020
	(as a percentage of revenue)
Statements of Operations Data:
Revenue	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of revenue
Traffic acquisition costs	(57.7)	(58.5)	(60.1)	(60.6)	(61.7)	(60.5)	(58.9)	(59.1)
Other cost of revenue	(4.9)	(6.9)	(6.8)	(6.4)	(5.2)	(7.4)	(7.7)	(6.7)
Gross profit	37.4	34.6	33.2	33.0	33.0	32.2	33.4	34.2
Operating expenses:
Research and development expenses	(6.9)	(6.6)	(7.6)	(5.9)	(5.0)	(6.6)	(7.1)	(7.5)
Sales and operations expenses	(13.8)	(14.9)	(14.6)	(14.7)	(13.0)	(17.8)	(17.3)	(16.9)
General and administrative expenses	(6.7)	(6.9)	(7.3)	(6.2)	(4.9)	(6.1)	(6.7)	(5.1)
Total operating expenses	(27.3)	(28.3)	(29.6)	(26.7)	(22.9)	(30.5)	(31.1)	(29.5)
Income from operations	10.1	6.3	3.6	6.3	10.2	1.7	2.2	4.7
Financial and Other income (expense)	0.5	—	(0.1)	(0.1)	—	(0.1)	(0.2)	(0.1)
Income before taxes	10.6	6.3	3.5	6.2	10.1	1.6	2.0	4.7
Provision for income taxes	0.9	(1.5)	(0.8)	(1.9)	(3.1)	(0.5)	(0.6)	(1.4)
Net income	11.5%	4.8%	2.7%	4.3%	7.1%	1.1%	1.4%	3.3%
Net income available to shareholders of Criteo S.A.	11.3%	4.6%	2.7%	4.1%	6.8%	1.1%	1.3%	3.1%

Other Financial Data:
Contribution ex-TAC	42.3%	41.5%	39.9%	39.4%	38.3%	39.5%	41.1%	40.9%
Adjusted EBITDA	17.0%	13.5%	12.2%	14.8%	15.6%	10.5%	8.9%	11.8%

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
The $(1.9) million financial and other income for the period ended December 31, 2021 was mainly driven by the financial expense relating to our $350 million available Revolving Credit Facility (RCF), including up-front fees amortization and non-utilization costs, partially offset by income from cash and cash equivalent. Financial and Other income for the period ended December 31, 2021 was supported by other incomes being $3.0 million proceeds from disposal of servers equipments and $2.4 million dividends received from a minority interest.
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
Since 2013, the Company has had a foreign currency risk management policy in place. At December 31, 2021, our exposure to foreign currency risk was centralized at Criteo S.A. and hedged using foreign currency swaps or forward purchases or sales of foreign currencies.

Foreign Currency Risk
A 10% increase or decrease of the British pound, the euro, the Japanese yen or the Brazilian real against the U.S. dollar would have impacted the Consolidated Statements of Income including non-controlling interests as follows:

	Year Ended December 31,
	2021		2020		2019
	(in thousands)
GBP/USD	+10%	-10%	+10%	-10%	+10%	-10%
Net income impact	$(351)	$351	$116	$(116)	$(386)	$386

	Year Ended December 31,
	2021		2020		2019
	(in thousands)
BRL/USD	+10%	-10%	+10%	-10%	+10%	-10%
Net income impact	$(38)	$38	$(41)	$41	$(71)	$71

	Year Ended December 31,
	2021		2020		2019
	(in thousands)
JPY/USD	+10%	-10%	+10%	-10%	+10%	-10%
Net income impact	$619	$(619)	$614	$(614)	$1,019	$(1,019)

	Year Ended December 31,
	2021		2020		2019
	(in thousands)
EUR/USD	+10%	-10%	+10%	-10%	+10%	-10%
Net income impact	$11,162	$(11,162)	$9,360	$(9,360)	$10,755	$(10,755)

Counterparty Risk
As of December 31, 2021, we show a positive net cash position. Since 2012, we utilize a cash pooling arrangement, reinforcing cash management centralization. Investment and financing decisions are carried out by our internal central treasury function. We only deal with counterparties with high credit ratings. In addition, under our Investment and Risk Management Policy, our central treasury function ensures a balanced distribution between counterparties of the investments, no matter the rating of such counterparty.

Liquidity Risk
We are mainly exposed to changes of foreign currency exchange rate fluctuations.
Working Capital
The following table summarizes our cash flows from operations, trade receivables, net of allowances and working capital for the periods indicated:

	Year Ended December 31,
	2021	2020

Cash flows provided by operating activities	$220,913	$185,356
Trade receivables, net of allowances	$581,988	$474,055
Working capital (current assets less current liabilities)	$591,620	$464,219
In addition, the cash flows were also negatively impacted by a $(36.9) million change in foreign exchange rates on our cash position over the period. We do not enter into investments for trading or speculative purposes.
Our policy is to invest any cash in excess of our immediate requirements in investments designed to preserve the principal balance and provide liquidity. Accordingly, our cash and cash equivalents are invested primarily in demand deposit accounts and money market funds that are currently providing only a minimal return.
Sources of Liquidity
Our principal sources of liquidity are our cash and cash equivalents and cash generated from operations. We have never declared or paid any cash dividends on our ordinary shares. We do not anticipate paying cash dividends on our equity securities in the foreseeable future. Since our inception, we raised a total of $51.1 million aggregate net proceeds from the sale of preferred shares through four private placements. In November 2013, we received aggregate net proceeds before expenses of $269.0 million from our initial public offering. In March 2014, we received aggregate net proceeds before expenses of $22.6 million from our secondary equity offering. We also benefited to a much lesser extent from the proceeds of the exercise of share options and warrants and expect to continue to do so in the future, as such securities are exercised by holders. In 2018, we completed an $80 million share repurchase program. We completed two ADS repurchase programs in 2020: our July 2019 program of up to $80 million, which was completed in February 2020, and our April 2020 program of up to $30 million, which was completed in July 2020. In December 2021, we completed a $100 million share repurchase program. Other than these repurchase programs, we intend to retain all available funds and any future earnings to fund our growth.
We are party to a loan agreement and several RCFs with third-party financial institutions. Our loan and RCF agreements as of December 31, 2021 are presented in the table below:

	Nominal/ Authorized amounts (RCF Only)	Amount drawn as of December 31, 2021 (RCF only)	Amount Outstanding as of December 31, 2021
Nature	(in thousands)			Interest rate	Settlement date

Bank Syndicate RCF - September 2015 (1)	€350,000	€—	€—	Floating rate: EURIBOR / LIBOR + margin depending on leverage ratio	March 2022
(1) Subsequent to the settlement date of March 2022, the authorized amount of €350 million is expected to be reduced to €294 million through to a new settlement date of March 2023

For additional information regarding our loan and RCF agreements, please refer to Note 13 - Financial Liabilities and Note 24 - Commitments.

This revolving credit facilities is unsecured and contain customary events of default and covenants, including compliance with a total net debt to adjusted EBITDA ratio and restrictions on the incurrence of additional indebtedness. At December 31, 2021, we were in compliance with the required leverage ratio.
We are also party to short-term credit lines and overdraft facilities with HSBC Holdings plc, LCL and BNP Paribas. We are authorized to draw up to a maximum of €21.5 million ($24.4 million) in the aggregate under the short-term credit lines and overdraft facilities. As of December 31, 2021, we had not drawn on either of these facilities. Any loans or overdrafts under these short-term facilities bear interest based on the one month EURIBOR rate or three month EURIBOR rate. As these facilities are exclusively short-term credit and overdraft facilities, our banks have the ability to terminate such facilities on short notice.
Our cash and cash equivalents are invested primarily in demand deposit accounts that are currently providing only a minimal return. Our cash and cash equivalents at December 31, 2021 were held for working capital and general corporate purposes, which could include acquisitions, and amounted to $515.5 million as of December 31, 2021. The $27.5 million increase in cash and cash equivalents compared with December 31, 2020 primarily resulted from an increase of $220.9 million in cash from operating activities partially offset by a decrease of $(76.4) million in cash used for investing activities and a decrease of $(80.1) million in cash used for financing activities. In addition, the increase in cash includes a $36.9 million negative impact due to changes in foreign exchange rates on our cash position over the period. We do not enter into investments for trading or speculative purposes. Our policy is to invest any cash in excess of our immediate requirements in investments designed to preserve the principal balance and provide liquidity. Accordingly, our cash and cash equivalents are invested primarily in demand deposit accounts that are currently providing only a minimal return.
Furthermore, Criteo had financial liquidity of approximately $1.068 million, including its cash position, marketable securities and its Revolving Credit Facility as of December 31, 2021. Overall, we believe that our current financial liquidity, combined with our expected cash-flow generation in 2022, enables financial flexibility.
Operating and Capital Expenditure Requirements
In 2021, 2020 and 2019, our actual capital expenditures were $53.0 million, $65.5 million and $97.9 million respectively, primarily related to the acquisition of data center and server equipment, and internal IT systems. We expect our capital expenditures to remain at, or slightly below, 4% of revenue for 2022, as we plan to continue to build, reshape and maintain additional data center equipment capacity in all regions and increase our investments supporting our new work from home policy as part of our office right sizing program.
As part of our strategy to build upon our market and technology leadership, in 2016 we acquired all of the outstanding shares of HookLogic for a final purchase price of $249.0 million financed by (i) a $75.0 million amount drawn on the General RCF and (ii) a $175.1 million amount financed by the available cash resources, in 2018 we acquired all of the outstanding shares of Storetail and Manage for $43.7 million and $60.0 million respectively, and in 2021 we acquired all of the outstanding shares of Doobe In Site Ltd. ("Mabaya"), all financed by available cash resources.
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
Historical Cash Flows
The following table sets forth our cash flows for 2021, 2020 and 2019 :

	Year Ended December 31,
	2021	2020	2019
	(in thousands)

Cash flows provided by operating activities	$220,913	$185,356	$222,832
Cash used in investing activities	(76,367)	(101,093)	(103,888)
Cash used for financing activities	$(80,117)	$(57,747)	$(59,111)
Our cash and cash equivalents at December 31, 2021 were held for working capital and general corporate purposes, which could include acquisitions. The increase in cash and cash equivalents compared with December 31, 2020, primarily resulted from an increase of $220.9 million in cash flows from operating activities partially offset by a decrease of $(76.4) million in cash flows used for investing activities and a decrease of $(80.1) million in cash flows used for financing activities.
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
In 2021, net cash flows provided by operating activities were $220.9 million and consisted of net income of $137.6 million, $124.9 million in adjustments for non-cash and non-operating items and $(41.6) million of cash flows from working capital. Adjustments for non-cash and non-operating items primarily consisted of depreciation and amortization expense of $90.9 million, equity awards compensation expense of $44.5 million, changes in deferred tax assets of $(18.6) million, $2.0 million generated on disposal of non-current assets, and by $6.0 million of accrued income taxes net of income tax paid.
The $(41.6) million decrease in cash resulting from changes in working capital primarily consisted of a $(2.6) million decrease due to changes in operating lease liabilities and right of use assets, a $(19.7) million increase in other current assets (including prepaid expenses and VAT receivables) and a $(135.0) million increase in accounts receivable partially offset by a $33.6 million increase in accrued expenses such as payroll and payroll related expenses and VAT payables and $82.7 million increase in accounts payable.

In 2020, net cash flows provided by operating activities were $185.4 million and consisted of net income of $74.7 million, $154.6 million in adjustments for non-cash and non-operating items and $(44.0) million of cash flows from working capital. Adjustments for non-cash and non-operating items primarily consisted of depreciation and amortization expense of $106.6 million, equity awards compensation expense of $28.8 million, changes in deferred tax assets of $3.7 million, $2.7 million generated on disposal of non-current assets, $1.9 million from other non-operating items, and by $10.9 million of accrued income taxes net of income tax paid. The $(44.0) million decrease in cash resulting from changes in working capital primarily consisted of a $(33.3) million decrease in accounts payable, a $(5.8) million decrease due to changes in operating lease liabilities and right of use assets, a $(7.2) million increase in other current assets (including prepaid expenses and VAT receivables) and a $(4.0) million increase in accounts receivable partially offset by a $6.3 million increase in accrued expenses such as payroll and payroll related expenses and VAT payables.
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
In 2021, net cash flows used in investing activities were $76.4 million and consisted of $53.0 million for purchases of servers and other data-center equipment and capitalized software development costs, $10.4 million for business acquisitions and $12.9 million change in other non-current financial assets resulting from investments in Marketable Securities (see Note 4 ).
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
Financing Activities
In 2021, net cash used in financing activities was $80.1 million mainly resulting from the $25.2 million proceeds from stock-options exercises and the $100.0 million impact from our share repurchase program.
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

C.    Research and Development, Patents and Licenses, etc.
We invest substantial resources in research and development to enhance our solution and technology infrastructure, develop new features, conduct quality assurance testing and improve our core technology. Our engineering group is primarily located in research and development centers in Paris, Grenoble, France and Ann Arbor, Michigan. We expect to continue to expand the capabilities of our technology in the future and to invest significantly in continued research and development efforts. We had 682 employees primarily engaged in research and development at December 31, 2021. Research and development expense totaled $151.8 million, $132.5 million and $172.6 million for 2021, 2020 and 2019, respectively.

D.    Trend Information.
Key Metrics
We review three key metrics to help us monitor the performance of our business and to identify trends affecting our business. These key metrics include number of clients, Contribution ex-TAC, and Adjusted EBITDA. We believe these metrics are useful to understanding the underlying trends in our business. The following table summarizes our key metrics for 2021, 2020 and 2019.

	Year Ended December 31,
	2021	2020	2019
	(in thousands, except number of clients)

Number of clients	21,745	21,460	20,247
Contribution ex-TAC	$920,795	$825,046	$946,569
Adjusted EBITDA	$322,495	$250,995	$298,972

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
Contribution ex-TAC
We consider Contribution ex-TAC as a key measure of our business activity. Our traffic acquisition costs primarily consist of purchases of impressions from publishers on a CPM basis.
Our management views our Contribution ex-TAC as a key measure to evaluate, plan and make decisions on our business activities and sales performance. In particular, we believe this can provide a useful measure for period-to-period comparisons of our business. Accordingly, we believe that Contribution ex-TAC provides useful information to investors and others in understanding and evaluating our results of operations in the same manner as our management and board of directors. Contribution ex-TAC is not a measure calculated in accordance with U.S. GAAP. Please see above for a discussion of the limitations of Contribution ex-TAC and a reconciliation of Contribution ex-TAC to gross profit, the most comparable U.S. GAAP measure, for 2017, 2018, 2019, 2020 and 2021.

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
Accordingly, we believe that Adjusted EBITDA provides useful information to investors and others in understanding and evaluating our results of operations in the same manner as our management and board of directors. Adjusted EBITDA is not a measure calculated in accordance with U.S. GAAP. Please see above for a discussion of the limitations of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to net income, the most comparable U.S. GAAP measure, for 2017, 2018, 2019, 2020 and 2021.
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
Contribution ex-TAC
We are focused on maximizing our Contribution ex-TAC on an absolute basis. We believe this focus builds sustainable long-term value for our business by fortifying a number of our competitive strengths, including access to digital advertising inventory, breadth and depth of data and continuous improvement of the Criteo AI Engine’s performance, allowing us to deliver more relevant advertisements at scale. As part of this focus, we are continuing to invest in building preferred relationships with direct publishers, including with ecommerce retailers, and increasing access to leading advertising exchanges, which includes purchasing advertising inventory that may have lower margins on an individual impression basis, but generates incremental Contribution ex-TAC. We believe this strategy maximizes the growth of our Contribution ex-TAC on an absolute basis and strengthens our market position. As a result, in Marketing Solutions, we expect our traffic acquisition costs to continue to increase on an absolute basis as we continue to grow our revenue.

Adjusted EBITDA
Our Adjusted EBITDA for 2021 was $ 322.5 million, a 28% increase over 2020. Our increase in Adjusted EBITDA for 2021 compared to 2020 was primarily the result of the 12% increase in Contribution ex-TAC over the period, partly offset by a 16% increase in our Non-GAAP operating expenses. This drove a 35% adjusted EBITDA margin in 2021. While this margin improvement was largely driven by operating leverage from revenue growth and productivity improvement, it also reflects several structural cost measures initiated in 2020, including in our hosting and facilities costs, as well as COVID-19-related savings related to the lack of marketing events and travel and entertainment during the pandemic. For 2022, we expect to invest in the strategic growth areas of our business, such as Retail Media, our first-party media network, Contextual advertising, video, Connected TV and Commerce Insights to accelerate growth in 2023, driving a lower Adjusted EBITDA margin as a percentage of Contribution ex-TAC compared to 2021. Over time, we expect to continue to invest in the growth areas of our business and to maintain a healthy profitability as we continue to deliver sustainable revenue growth and as we benefit from operating leverage and continued discipline in our expense management. Adjusted EBITDA is not a measure calculated in accordance with U.S. GAAP. Please see above for a discussion of the limitations of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to net income, the most comparable U.S. GAAP measure.
Number of Clients
Since our inception, we have significantly grown the number of clients with which we do business. Our base of clients increased to close to 22,000 at December 31, 2021, a 1% increase over December 31, 2020. This growth in our number of clients has been driven by a number of factors, including our global footprint and our commercial expansion in existing markets, our continued development of large clients in the Retail vertical, especially in ecommerce, our expansion of midmarket clients and our penetration into the consumer brand vertical through some of our Criteo Retail Media offerings. We believe that our ability to increase our number of clients is a leading indicator of our ability to grow revenue over time. We expect to continue to focus our attention and investment on further growing our client base across all regions, client categories and verticals, with continued strong focus on ecommerce.
Client Retention
We believe our ability to retain and grow revenue from our existing clients is a useful indicator of the stability of our revenue base and the long-term value of our client relationships. Our offering, the Criteo Commerce Media Platform, is powered by AI technology and aims to cover the entire marketing funnel (Awareness, Audience Targeting, Conversion). Our technology is optimized to drive impactful business outcomes from marketing and monetization for retailers and brands. We measure our client satisfaction through our ability to retain them and the revenue they generate quarter after quarter. We define client retention rate as the percentage of live clients during the previous quarter that continued to be live clients during the current quarter. This metric is calculated on a quarterly basis, and for annual periods, we use an average of the quarterly metrics. We define a live client as a client whose advertising campaign has or had been generating revenue for us on any day over the relevant measurement period. In each of 2021, 2020 and 2019, our client retention rate was approximately 90%.
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
The information required by Item 8 is set forth on pages F-1 through F-60 of this Form 10-K.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
There have been no changes in our independent registered public accounting firm, Deloitte & Associés, or disagreements with our accountants on matters of accounting and financial disclosure.
Item 9A.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Criteo carried out an evaluation as of December 31, 2021, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Disclosure controls and procedures are controls and other procedures designed to reasonably assure that information required to be disclosed in our reports filed or furnished under the Exchange Act, such as this Annual Report on Form 10-K, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.
Disclosure controls and procedures are also designed to reasonably assure that this information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure.
Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2021, our disclosure controls and procedures were effective to provide reasonable assurance.
Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Our management assessed, with the oversight of our board of directors, the effectiveness of our internal control over financial reporting as of December 31, 2021. In making this assessment, our management used the criteria established in the Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management has concluded that the Company's internal control over financial reporting was effective as of December 31, 2021. The effectiveness of the Company's internal control over financial reporting as of December 31, 2021 has been audited by Deloitte & Associés, our independent registered public accounting firm, as stated in its attestation report, which appears on page F-2 of this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that occurred during the quarter ended December 31, 2021, that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.
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

Item 9B.    Other Information
Not applicable.

Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections
Not applicable.

PART III
Item 10.    Directors, Executive Officers and Corporate Governance
The information required by this item (other than the information set forth in the next paragraph in this Item 10) will be included in our definitive proxy statement with respect to our 2022 Annual Meeting of Shareholders to be filed with the SEC, and is incorporated herein by reference.
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
Item 11.    Executive Compensation
The information called for by this item will be included in our definitive proxy statement with respect to our 2022 Annual Meeting of Shareholders to be filed with the SEC, and is incorporated herein by reference.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information called for by this item will be included in our definitive proxy statement with respect to our 2022 Annual Meeting of Shareholders to be filed with the SEC, and is incorporated herein by reference.
Item 13.    Certain Relationships and Related Transactions, and Director Independence
The information called for by this item will be included in our definitive proxy statement with respect to our 2022 Annual Meeting of Shareholders to be filed with the SEC, and is incorporated herein by reference.
Item 14.    Principal Accounting Fees and Services
The information called for by this item will be included in our definitive proxy statement with respect to our 2022 Annual Meeting of Shareholders to be filed with the SEC, and is incorporated herein by reference.

PART IV
Item 15.    Exhibits and Financial Statement Schedules
(a) Financial Statements
The financial statements listed in the accompanying Index to Consolidated Financial Statements on page F-1 are filed as part of this Form 10-K. All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.
(b) Exhibits

		Incorporated by Reference
Exhibit	Description	Schedule/ Form	File Number	Exhibit	File Date
2.1	Merger Agreement, dated as of October 3, 2016, by and among Criteo Corp., TBL Holdings, Inc., Hooklogic, Inc. and Fortis Advisors LLC	8-K	001-36153	2.1	October 4, 2016
2.2	Framework Purchase Agreement, dated as of December 22, 2021, by and among the Company, Sellers, Mr. Ljubisa Bogunovic in his capacity as trustee of the “IW General Management Trust” and Mr. Boris Mouzykantskii	8-K	001-36153	2.1	December 22, 2021
3.1#	Updated By-laws (statuts) (English translation)
4.1	Amended and Restated Deposit Agreement, dated as of December 28, 2021, among the Company, the Bank of New York Mellon, as depositary, and all owners and holders from time to time of American Depositary Shares issued thereunder	8-K	001-36153	4.1	December 29, 2021
4.2#	Agreement to Furnish Debt Instruments
4.3	Description of Registrant's Securities	10-K	001-36153	4.3	March 2, 2020
10.1†	Non-Compete Agreement between the registrant and each of Messrs. Rudelle, Le Ouay and Niccoli	F-1	333-191223	10.5	October 2, 2013
10.2†	2014 Stock Option Plan (including forms of Stock Option Grant Agreement and Exercise Notice)	S-8	333-197373	99.1	July 11, 2014
10.3†	Amended 2016 Stock Option Plan (including forms of Stock Option Grant Agreement and Exercise Notice) (English Translation)	S-8	333-258256	99.1	July 29, 2021
10.4†	Summary of BSA Terms and Conditions	10-K	001-36153	10.7	February 29, 2016
10.5†	Form of BSA Grant Document (English translation)	10-K	001-36153	10.9	March 1, 2017
10.6†	Summary of BSPCE Plan	F-1	333-191223	10.8	September 18, 2013
10.7†	Form of BSPCE Grant Document (English translation)	F-1	333-191223	10.11	September 18, 2013

		Incorporated by Reference
Exhibit	Description	Schedule/ Form	File Number	Exhibit	File Date
10.8†	Amended and Restated 2015 Time-Based Restricted Stock Units Plan (including form of Grant Letter) (English Translation)	S-8	333-258256	99.2	July 29, 2021
10.9†	Amended and Restated 2015 Performance-Based Restricted Stock Units Plan (including form of Grant Letter) (English Translation)	S-8	333-258256	99.3	July 29, 2021
10.10†	Criteo Executive Bonus Plan	10-K	001-36153	10.15	February 29, 2016
10.11	Offer Letter between the Registrant and Sarah Glickman, dated August 27, 2020	8-K	001-36153	10.1	September 3, 2020
10.12†	Amendment to Offer Letter between Criteo Corp. and Sarah Glickman, dated August 27, 2020	10-Q	001-36153	10.1	May 5, 2021
10.13	Amendment and Restatement Agreement, dated as of March 29, 2017, by and among the registrant, as borrower, and BNP Paribas, Crédit Lyonnais (LCL), HSBC France, Natixis and Société Générale Corporate & Investment Banking	8-K	001-36153	4.1	March 30, 2017
10.14	Form of Offer to Directors, Officers or Specifically Designated Persons to Subscribe Liability Insurance and Provide Indemnification	10-K	001-36153	10.22	March 1, 2019
10.15†	Management Agreement between the registrant and Megan Clarken, dated October 2, 2019	8-K	001-36153	10.1	October 30, 2019
10.16†	Amendment to Management Agreement between the registrant and Megan Clarken, dated November 22, 2019	10-K	001-36153	10.18	March 2, 2020
10.17†	Employment Agreement between the registrant and Ryan Damon, dated August 1, 2018	10-K	001-36153	10.19	March 2, 2020
21.1#	List of Subsidiaries
23.1#	Consent of Deloitte & Associés
31.1#	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2#	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Incorporated by Reference
Exhibit	Description	Schedule/ Form	File Number	Exhibit	File Date
101#
The following financial statements from Criteo S.A.'s Annual Report on Form 10-K for the fiscal year ended December 31, 2021, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Position, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Shareholders' Equity, (v) the Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements

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

CRITEO S.A.

February 25, 2022	By:	/s/ Megan Clarken
Megan Clarken
Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated below.

Signature	Title	Date

/s/ Megan Clarken	Chief Executive Officer and Director (Principal Executive Officer)	February 25, 2022
Megan Clarken

/s/ Sarah Glickman	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 25, 2022
Sarah Glickman

/s/ Nathalie Balla	Director	February 25, 2022
Nathalie Balla

/s/ Marie Lalleman	Director	February 25, 2022
Marie Lalleman

/s/ Edmond Mesrobian	Director	February 25, 2022
Edmond Mesrobian

/s/ Hubert de Pesquidoux	Director	February 25, 2022
Hubert de Pesquidoux

/s/ Rachel Picard	Director	February 25, 2022
Rachel Picard

/s/ James Warner	Director	February 25, 2022
James Warner

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Criteo S.A.

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of financial position of Criteo S.A. and subsidiaries (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2022, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Revenue — Refer to Notes 1 and 26 to the financial statements

Critical Audit Matter Description

The Company’s revenue consists of selling personalized display advertisements featuring product-level recommendations either directly to clients or to advertising agencies. This is primarily achieved by converting the Company’s clients’ website visitors into customers, enabling the Company to charge its clients when users engage with an ad the Company delivers, either by clicking on it (cost-per-click basis), or through installing an application by clicking on an ad that the Company delivers (cost-per-install). Because of the nature of the Company’s revenue, which is made up of a significant volume of low-dollar value transactions, sourced from multiple databases and other tools, the Company uses highly automated systems to process and record its revenue transactions.

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

/s/ Deloitte & Associés

Paris-La Défense, France
February 25, 2022

We have served as the Company's auditor since 2011.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Criteo S.A.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Criteo S.A. and subsidiaries (the “Company”) as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2021 of the Company and our report dated February 25, 2022, expressed an unqualified opinion on those financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ Deloitte & Associés

Paris-La Défense, France
February 25, 2022
F-4

Criteo S.A. and subsidiaries
Consolidated Statements of Financial Position

		Year Ended December 31,
	Notes	2021	2020
Assets		(in thousands)
Current assets:
Cash and cash equivalents	5	$515,527	$488,011
Trade receivables, net of allowances of $45.4 million and $39.9 million as of December 31, 2021 and December 31, 2020, respectively.	6	581,988	474,055
Income taxes		8,784	11,092
Other taxes		73,388	69,987
Other current assets	7	34,182	21,405
Marketable securities - current portion		50,299	—
Total current assets		1,264,168	1,064,550
Property, plant and equipment, net	8	139,961	189,505
Intangible assets, net	9	82,627	79,744
Goodwill	10	329,699	325,805
Right of use asset - operating lease	14	120,257	114,012
Marketable securities - non current portion		5,000	41,809
Non-current financial assets	11	6,436	18,109
Deferred tax assets	22	35,443	19,876
Total non current assets		719,423	788,860
Total assets		$1,983,591	$1,853,410
Liabilities and shareholders' equity
Current liabilities:
Trade payables		$430,245	$367,025
Contingencies	12	3,059	2,250
Income taxes		6,641	2,626
Financial liabilities - current portion	13	642	2,889
Lease liability - operating - current portion	14	34,066	48,388
Other taxes		60,236	58,491
Employee-related payables		98,136	85,272
Other current liabilities	15	39,523	33,390
Total current liabilities		672,548	600,331
Deferred tax liabilities	22	3,053	5,297
Retirement benefit obligation	16	5,531	6,167
Financial liabilities - non current portion	13	360	386
Lease liability - operating - non current portion	14	93,893	83,007
Other non-current liabilities		9,886	5,535
Total non-current liabilities		112,723	100,392
Total liabilities		785,271	700,723
Commitments and contingencies
Shareholders' equity:
Common shares, €0.025 per value, 65,883,347 and 66,272,106 shares authorized, issued and outstanding at December 31, 2021 and December 31, 2020, respectively.		2,149	2,161
Treasury stock, 5,207,873 and 5,632,536 shares at cost as of December 31, 2021 and December 31, 2020, respectively.		(131,560)	(85,570)
Additional paid-in capital		731,248	693,164
Accumulated other comprehensive income (loss)		(40,294)	16,028
Retained earnings		601,588	491,359
Equity - attributable to shareholders of Criteo S.A.		1,163,131	1,117,142
Non-controlling interests		35,189	35,545
Total equity		1,198,320	1,152,687
Total equity and liabilities		$1,983,591	$1,853,410
The accompanying notes form an integral part of these consolidated financial statements.

Criteo S.A. and subsidiaries
Consolidated Statements of Income

		Year Ended December 31,
	Notes	2021	2020	2019
		(in thousands, except share and per share data)

Revenue		$2,254,235	$2,072,617	$2,261,516

Cost of revenue
Traffic acquisition costs	18	(1,333,440)	(1,247,571)	(1,314,947)
Other cost of revenue	18	(138,851)	(137,028)	(117,533)
Gross profit		781,944	688,018	829,036

Operating expenses:
Research and development expenses	18,19	(151,817)	(132,513)	(172,591)
Sales and operations expenses	18,19	(325,616)	(330,285)	(375,477)
General and administrative expenses	18,19	(152,634)	(116,395)	(139,754)
Total operating expenses		(630,067)	(579,193)	(687,822)
Income from operations		151,877	108,825	141,214
Financial and Other Income (Expense)	21	1,939	(1,939)	(5,749)
Income before taxes		153,816	106,886	135,465
Provision for income taxes	22	(16,169)	(32,197)	(39,496)
Net income		$137,647	$74,689	$95,969

Net income available to shareholders of Criteo S.A.		$134,456	$71,679	$90,745
Net income available to non-controlling interests		$3,191	$3,010	$5,224

Net income allocated to shareholders per share:
Basic	23	$2.21	$1.18	$1.41
Diluted	23	$2.09	$1.16	$1.38

Weighted average shares outstanding used in computing per share amounts:
Basic	23	60,717,446	60,876,480	64,305,965
Diluted	23	64,231,637	61,818,593	65,598,588
The accompanying notes form an integral part of these consolidated financial statements.

Criteo S.A. and subsidiaries
Consolidated Statements of Comprehensive Income

	Year Ended December 31,
	2021	2020	2019
	(in thousands)
Net income	$137,647	$74,689	$95,969
Other comprehensive income (loss):
Foreign currency translation differences, net of taxes	(61,406)	53,213	(8,070)
Foreign currency translation differences	(61,406)	53,213	(8,070)
Income tax effect	—	—	—
Actuarial (losses) gains on employee benefits, net of taxes	1,205	4,692	(1,211)
Actuarial (losses) gains on employee benefits	1,374	5,214	(1,373)
Income tax effect	(169)	(522)	162
Comprehensive income	77,446	132,594	86,688
Attributable to shareholders of Criteo S.A.	81,302	130,821	86,353
Attributable to non-controlling interests	$(3,856)	$1,773	$335
The accompanying notes form an integral part of these consolidated financial statements.

Criteo S.A. and subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity

	Share capital		Treasury stock		Additional paid-in capital	Accumulated other comprehensive (loss) income	Retained earnings	Equity - attributable to shareholders of Criteo S.A.	Non controlling interests	Total equity
	(in thousands, except share data)
	(Common shares)		(Shares)
Balance at January 1, 2019	67,708,203	$2,201	(3,459,119)	$(79,159)	$663,281	$(30,522)	$387,869	$943,670	$24,221	$967,891
Net income	—	—	—	—	—	—	90,745	90,745	5,224	95,969
Other comprehensive income (loss)	—	—	—	—	—	(9,617)	—	(9,617)	335	(9,282)
Issuance of ordinary shares	83,266	2	—	—	1,829	—	—	1,831	—	1,831
Change in treasury stock	(1,594,288)	(45)	(444,554)	4,259	(36,091)	(296)	(26,710)	(58,883)	—	(58,883)
Shared-based compensation	—	—	—	—	39,399	—	—	39,399	214	39,613
Other changes in equity	—	—	—	—	(29)	330	(179)	122	727	849
Balance at December 31, 2019	66,197,181	$2,158	(3,903,673)	$(74,900)	$668,389	$(40,105)	$451,725	$1,007,267	$30,721	$1,037,988
Net income	—	—	—	—	—	—	71,679	71,679	3,010	74,689
Other comprehensive income (loss)	—	—	—	—	—	56,133	—	56,133	1,773	57,906
Issuance of ordinary shares	231,784	8	—	—	1,928	—	—	1,936	—	1,936
Change in treasury stock	—	—	(1,728,863)	(14,570)	—	—	(29,017)	(43,587)	—	(43,587)
Shared-based compensation	—	—	—	—	26,913	—	—	26,913	188	27,101
Other changes in equity (1)	(156,859)	(5)	—	—	(4,066)	—	(3,028)	(3,199)	(147)	(3,346)
Balance at December 31, 2020	66,272,106	$2,161	(5,632,536)	$(85,570)	$693,164	$16,028	$491,359	$1,117,142	$35,545	$1,152,687
Net income	—	—	—	—	—	—	134,456	134,456	3,191	137,647
Other comprehensive income (loss)	—	—	—	—	—	(56,345)	—	(56,345)	(3,856)	(60,201)
Issuance of ordinary shares	1,109,950	32	—	—	25,441	—	—	25,473	—	25,473
Change in treasury stock (2)	(1,498,709)	(44)	424,663	(45,990)	(29,782)	—	(24,227)	(100,043)	—	(100,043)
Shared-based compensation	—	—	—	—	42,425	—	—	42,425	309	42,734
Other changes in equity	—	—	—	—	—	23	—	23	—	23
Balance at December 31, 2021	65,883,347	$2,149	(5,207,873)	$(131,560)	$731,248	$(40,294)	$601,588	$1,163,131	$35,189	$1,198,320

(1) Includes deferred consideration in the context of Storetail Marketing Services SAS acquisition in 2018 and 2020 and from January 1, 2020, the adoption of ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost issued by the Financial Accounting Standards Board (FASB).
(2) On February 5, 2021 Criteo's Board of Directors authorized a share repurchase program of up to $175.0 million of the Company's outstanding American Depositary Shares. The change in treasury stocks is comprised of 2,647,742 shares repurchased at an average price of $37.99 offset by 1,573,696 treasury shares used for RSUs vesting and 1,498,709 treasury shares cancelled.

The accompanying notes form an integral part of these consolidated financial statements.

Criteo S.A. and subsidiaries
Consolidated Statements of Cash Flows

	Year Ended December 31,
	2021	2020	2019
	(in thousands)
Net income	$137,647	$74,689	$95,969
Non-cash and non-operating items	124,879	154,629	126,281
Amortization and provisions	90,934	106,591	97,110
Equity awards compensation expense (1)	44,528	28,770	40,999
Net gain on disposal of non-current assets	1,965	2,714	—
Change in deferred taxes	(18,642)	3,720	15,418
Change in income taxes	6,043	10,867	(28,015)
Other	51	1,967	769
Change in working capital related to operating activities	(41,613)	(43,962)	582
(Increase) / Decrease in trade receivables	(134,950)	(3,957)	876
Increase / (Decrease) in trade payables	82,691	(33,314)	(14,145)
(Increase) / Decrease in other current assets	(19,742)	(7,188)	7,631
Increase / (Decrease) in other current liabilities	33,033	6,261	11,390
Change in operating lease liabilities and right of use assets	(2,645)	(5,764)	(5,170)
Cash from operating activities	220,913	185,356	222,832
Acquisition of intangibles assets, property, plant and equipment	(54,983)	(67,287)	(82,716)
Change in accounts payable related to intangible assets, property, plant and equipment	1,973	1,818	(15,224)
Payment for businesses, net of cash acquired	(10,419)	(1,176)	(4,582)
Change in other financial non-current assets	(12,938)	(34,448)	(1,366)
Cash used for investing activities	(76,367)	(101,093)	(103,888)
Proceeds from borrowings under line-of-credit agreement	—	153,188	—
Repayment of borrowings	(1,249)	(167,344)	(1,022)
Proceeds from capital increase	25,196	1,727	1,691
Change in treasury stocks	(100,027)	(43,655)	(58,588)
Change in other financial liabilities	(4,037)	(1,663)	(1,192)
Cash used for financing activities	(80,117)	(57,747)	(59,111)
Effect of exchange rate changes on cash and cash equivalents	(36,913)	42,732	(5,496)
Net increase (decrease) in cash and cash equivalents	27,516	69,248	54,337
Net cash and cash equivalents - beginning of period	488,011	418,763	364,426
Net cash and cash equivalents - end of period	$515,527	$488,011	$418,763
Supplemental disclosures of Cash Flow information
Cash paid for taxes, net of refunds	$(28,767)	$(17,610)	$(52,093)
Cash paid for interest, net of amounts capitalized	$(1,486)	$(2,155)	$(1,403)

(1) Of which $42.7 million and $27.1 million of equity awards compensation expense consisted of share-based compensation expense according to ASC 718 Compensation - stock compensation for the twelve month period ended December 31, 2021 and 2020, respectively.

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

Note 1. Principles and Accounting Methods
Basis of Preparation
We prepared the consolidated financial statements in accordance with the U.S. generally accepted accounting principles (“U.S. GAAP”). The consolidated financial statements include the accounts of Criteo S.A and its wholly owned subsidiaries.
Consolidation Methods
We have control over all our subsidiaries, and consequently they are all fully consolidated. Intercompany transactions and balances have been eliminated. The table below presents at each period’s end and for all entities included in the consolidation scope the following information: the country of incorporation and the percentage of voting rights and ownership interests.

		2021		2020
	Country	Voting rights	Ownership Interest	Voting rights	Ownership Interest	Consolidation Method
Parent company
Criteo S.A	France	100%	100%	100%	100%	Parent company
French subsidiaries
Criteo France SAS	France	100%	100%	100%	100%	Fully consolidated
Criteo Finance SAS	France	100%	100%	100%	100%	Fully consolidated
Criteo Technology	France	100%	100%	—%	—%	Fully consolidated
Condigolabs SAS	France	40%	40%	40%	40%	Fully consolidated
Foreign subsidiaries
Criteo Ltd	United Kingdom	100%	100%	100%	100%	Fully consolidated
Criteo Corp.	United States	100%	100%	100%	100%	Fully consolidated
Madyourself Technologies, Inc.	United States	100%	100%	100%	100%	Fully consolidated
Doobe In Site Ltd.	Israel	100%	100%	—%	—%	Fully consolidated
Criteo GmbH	Germany	100%	100%	100%	100%	Fully consolidated
Criteo Nordics AB	Sweden	100%	100%	100%	100%	Fully consolidated
Criteo Korea Ltd.	Korea	100%	100%	100%	100%	Fully consolidated
Criteo KK	Japan	66%	66%	66%	66%	Fully consolidated
Criteo do Brasil Desenvolvime nto De Serviços De Internet LTDA.	Brazil	100%	100%	100%	100%	Fully consolidated
Criteo BV	The Netherlands	100%	100%	100%	100%	Fully consolidated
Criteo Australia Pty Ltd	Australia	100%	100%	100%	100%	Fully consolidated
Criteo Srl	Italy	100%	100%	100%	100%	Fully consolidated
Criteo Advertising (Beijing) Co. Ltd	China	100%	100%	100%	100%	Fully consolidated
Criteo Singapore Pte. Ltd.	Singapore	100%	100%	100%	100%	Fully consolidated
Criteo LLC	Russia	100%	100%	100%	100%	Fully consolidated
Criteo Europa MM S.L.	Spain	100%	100%	100%	100%	Fully consolidated
Criteo España S.L.	Spain	100%	100%	100%	100%	Fully consolidated
Criteo Canada Corp.	Canada	100%	100%	100%	100%	Fully consolidated
Criteo Reklamcılık Hizmetleri ve Ticaret Anonim Şirketi	Turkey	100%	100%	100%	100%	Fully consolidated
Criteo MEA FZ-LLC	United Arab Emirates	100%	100%	100%	100%	Fully consolidated
Criteo India Private Ltd.	India	100%	100%	100%	100%	Fully consolidated
Gemini HoldCo, LLC	United States	100%	100%	100%	100%	Fully consolidated

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
The spread of COVID-19 and the various attempts to contain it have continued to create volatility, uncertainty and economic disruption to global society, economics, financial markets and business practices and increase the uncertainty associated with these estimates, in particular those related to allowance for credit losses, assumptions used in the valuation of goodwill and estimates relating to income taxes.
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
Goodwill is not amortized and is tested for impairment at least annually or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The Company has determined that it operates as two single reporting units and has selected December 31 as the date to perform its annual impairment test. Goodwill has been allocated to these two segments using a relative fair value allocation approach.

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
Leases
We lease space under non-cancellable operating leases for our offices and data centers. Our office leases typically include rent free periods and rent escalation periods, and may also include leasehold improvement incentives. Leases for data centers may also include rent free periods and rent escalation periods. Our leases typically do not include residual value guarantees. Both office and data center leases may contain both lease components (rent) and non-lease components (maintenance, electrical costs, and other service charges). Non-lease components are accounted for separately.
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
Lease expense is recognized for minimum lease payments on a straight-line basis over the lease term. Variable costs include changes in indexation and are expensed in the period incurred.
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
The Company carries the accounts receivable at original invoiced amount less an allowance for any potential uncollectible amounts. Receivables are presented on a gross basis and are not netted against the payments we are required to make to advertising inventory publishers. Management makes estimates of expected credit trends for the allowance for credit losses based on, among other factors, a past history of collections, current credit conditions, the aging of the receivables, past history of write downs, credit quality of our customers, current economic conditions, and reasonable and supportable forecasts of future economic conditions. A receivable is considered past due if we have not received payments based on agreed-upon terms. A higher default rate than estimated or a deterioration in our clients’ creditworthiness could have an adverse impact on our future results. Allowances for credit losses on trade receivables are recorded in “sales and operations expenses” in our Consolidated Statements of Income. We generally do not require any security or collateral to support our receivables.
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
The Company mitigates its credit risk with respect to accounts receivable by performing credit evaluations and monitoring agencies' and advertisers' accounts receivable balances. As of December 31, 2021 and 2020 no customer accounted for 10% or more of accounts receivable. During the years ended December 31, 2021, 2020 and 2019, no single customer represented 10% or more of revenue.
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
We have multiple pricing models which now include percentage of spend models in addition to cost-per-click, cost-per-install and cost-per-impression pricing models.
Cost-per-click, cost-per-install and cost-per-impression pricing models
We recognize revenues when we transfer control of promised services directly to our clients or to advertising agencies, which we collectively refer to as our clients, in an amount that reflects the consideration to which we expect to be entitled to in exchange for those services.
For campaigns priced on a cost-per-click, cost-per-install basis, we bill our clients when a user clicks on an advertisement we deliver or installs an application by clicking on an advertisement we delivered, respectively. For these pricing models, we recognize revenue when a user clicks on an advertisement or installs an application, as we consider the delivery of clicks or installs our performance obligation.
For campaigns priced on a cost-per-impression basis, we bill our clients based on the number of times an advertisement is displayed to a user. For this pricing model, we recognize revenue when an advertisement is displayed as we consider the display of advertisements our performance obligation.
Percentage of spend models
Criteo's Retail Media Platform enables the buying and selling of retail media with an end-to-end, self-service platform geared toward our brand, agency and retailer customers and is priced using a percentage of spend model.
We generate revenues when we provide a platform for the purchase and sale of retail media digital advertising inventory. The platform connects sellers and buyers of retail media inventory, in an online marketplace. Retailers provide advertising inventory to the platform and brands and agencies bid on the retailers digital advertising inventory. Winning bids can create advertising, or paid impressions, which retailers display to their website visitors.
The total volume of spending between buyers and sellers on the Company's platform is referred to as working media spend. We charge both the brands and agencies and retailers a fee, based on a percentage of working media spend, for the use of our platform. We recognize revenue when an ad is displayed or clicked on.

Agent vs Principal
When a third-party is involved in the delivery of our services to the client, through the supply of digital advertising inventory, we assess whether we act as principal or agent in the arrangement. The assessment is based on the degree we control the specified services at any time before they are transferred to the customer. The determination of whether we are acting as principal or agent requires judgment.
We act as principal in our Criteo Marketing Solutions arrangements because (i) we control the advertising inventory before it is transferred to our clients; (ii) we bear sole responsibility in fulfillment of the advertising promise and bear inventory risks and (iii) we have full discretion in establishing prices. Therefore, based on these and other factors, we have determined that we act as principal for our Criteo Marketing Solutions engagements and accordingly report the revenue earned and related costs incurred on a gross basis.
We act either as principal or as agent in our Criteo Retail Media solutions. For the arrangements related to transactions using our legacy Retail Media solutions, we consider that we act as principal, as we exercise significant control over the client’s advertising campaign. For arrangements related to transactions using our Retail Media Platform, a self-service solution providing transparency, measurement and control to our brand, agency and retailer customers, we act as agent, because we (i) do not control the advertising inventory before it is transferred to our clients, (ii) do not have inventory risks because we do not purchase the inventory upfront and (iii) have limited discretion in establishing prices as we charge a platform fee based on a percentage of the digital advertising inventory purchased through the use of the platform. Therefore, we report the revenue earned and related costs incurred by the Retail Media Platform solution on a net basis.
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

For solutions within Criteo Retail Media, we pay for the inventory of our retailer partners on a revenue sharing basis, effectively paying the retailers a portion of the click-based revenue generated by user clicks on the sponsored products advertisements or impressions on the commerce display advertisements displaying the products of our consumer brand clients.
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
Operating Segments
Segment information reported is built on the basis of internal management data used for performance analysis of businesses and for the allocation of resources (management approach). An operating segment is a component of the Company for which separate financial information is available that is evaluated regularly by our Chief Operating Decision Maker in deciding how to allocate resources and assessing performance.
Our chief operating decision-maker is our CEO. The CEO reviews Contribution ex-TAC, primarily at a solution level, for the purposes of allocating resources and evaluating financial performance.
Contribution ex-TAC is Criteo's profitability measure and reflects the Company's gross profit plus other costs of revenue.
Commencing with December 31, 2021, we have concluded that our operations constitute two operating and reportable segments: Marketing Solutions and Retail Media.
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

Accounting Pronouncements adopted in 2021

Effective January 1, 2021, we have adopted the Financial Accounting Standards Board ("FASB") Accounting Standards Update ("ASU") No.2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (ASU 2019-12), which simplifies the accounting for income taxes. The adoption of this new standard did not have a material impact on our consolidated financial statements.
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

On February 1, 2021, the Company announced a plan to restructure its workforce across functions and regions to better align with the Company's evolution. We expect the plan will be completed by March 31, 2022. The Company recorded $4.5 million of restructuring charges for severance related to this plan during the twelve months ended December 31, 2021. For the period ended December 31, 2021, $3.4 million was included in Sales and Operations expenses, $1.0 million was included in General and Administrative expenses and $0.1 million was included in Research and Development expenses.

The following table presents the breakdown of restructuring liability as of December 31, 2021, presented as part of employees related payables on the balance sheet:

(in thousands)
Restructuring liability - January 1, 2021	$510
Restructuring costs	4,480
Amount paid	(4,521)
Restructuring liability - December 31, 2021	469

Acquisition of Doobe In Site Ltd.
On May 18, 2021, we completed the acquisition of all of the outstanding shares of Doobe In Site Ltd. ("Mabaya"), a leading retail media technology company that powers sponsored products and retail media monetization for major ecommerce marketplaces globally. The total consideration paid was $9.9 million for the acquisition of shares. The acquisition was financed by available cash resources. The transaction has been accounted for as a business combination under the acquisition method of accounting. The purchase price allocation has been finalized. The valuation of the fair value of Mabaya's assets acquired and liabilities assumed resulted in the identification of technology of $8.0 million, a $5.1 million employee related payable and a $2.5 million liability relating to a redemption fee payable to a governmental agency. Goodwill amounted to $9.0 million. In addition, acquisition costs amounting to $0.5 million were fully expensed as incurred.

Note 3. Segment information
Reportable segments
The Company reports segment information based on the "management" approach. The management approach designates the internal reporting used by management for making decisions and assessing performance as the source of the Company's reportable segments: Marketing Solutions and Retail Media.
Criteo's Marketing Solutions segment allow commerce companies to address multiple marketing goals by engaging their consumers with personalized ads across the web, mobile and offline store environments.

Criteo's Retail Media segment allow retailers to generate advertising revenues from consumer brands, and/or to drive sales for themselves, by monetizing their data and audiences through personalized ads, either on their own digital property or on the open Internet, that address multiple marketing goals.

Segment operating results, Contribution ex-TAC, is Criteo's segment profitability measure and reflects our gross profit plus other costs of revenue.

The following table shows revenue by reportable segment:

	Year Ended December 31,
	2021	2020	2019
	(in thousands)
Marketing Solutions	$2,007,239	$1,806,431	$2,092,590
Retail Media	246,996	266,186	168,926
Total Revenue	$2,254,235	$2,072,617	$2,261,516
The following table shows Contribution ex-TAC by reportable segment and its reconciliation to the Company’s Consolidated Statements of Operation:

	Year Ended December 31,
	2021	2020	2019
	(in thousands)
Contribution ex-TAC
Marketing Solutions	$796,152	$746,751	$895,107
Retail Media	124,643	78,295	51,462
	$920,795	$825,046	$946,569

Other costs of sales	(138,851)	(137,028)	(117,533)
Gross profit	$781,944	$688,018	$829,036
Operating expenses
Research and development expenses	(151,817)	(132,513)	(172,591)
Sales and operations expenses	(325,616)	(330,285)	(375,477)
General and administrative expenses	(152,634)	(116,395)	(139,754)
Total Operating expenses	(630,067)	(579,193)	(687,822)

Income from operations	$151,877	$108,825	$141,214
Financial and Other Income (Expense)	1,939	(1,939)	(5,749)
Income before tax	$153,816	$106,886	$135,465
The Company's CODM does not review any other financial information for our two segments, other than Contribution ex-TAC, at the reportable segment level.

Note 4. Categories of Financial Assets and Financial Liabilities
Financial assets

	Year Ended December 31,
	2021	2020
	(in thousands)
Trade receivables, net of allowances	$581,988	$474,055
Other taxes	73,388	69,987
Other current assets	34,182	21,405
Marketable securities	$55,299	$41,809
Non-current financial assets	6,436	18,109
Total	$751,293	$625,365

Credit Risk
We maintain an allowance for estimated credit losses. During the years ended December 31, 2021 and 2020, our net change in the allowance for credit losses was $(5.5) million and $(23.8) million, respectively.
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
As of December 31, 2021 and 2020, no customer accounted for 10% or more of trade receivables.

Financial liabilities

	Year Ended December 31,
	2021	2020
	(in thousands)
Trade payables	$430,245	$367,025
Other taxes	60,236	58,491
Employee - related payables	98,136	85,272
Other current liabilities	39,523	33,390
Financial liabilities	1,002	3,275
Total	$629,142	$547,453
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

	Year Ended December 31,
	2021	2020

	(in thousands)
Derivative Assets:
Included in other current assets	$60	$—

Derivative Liabilities:
Included in financial liabilities - current portion	$—	$925

The fair value of derivative financial instruments approximates the carrying amount, given the nature of the derivative financial instruments and the maturity of the expected cash flows.

Marketable Securities

The following table presents for each reporting period, the breakdown of marketable securities:

	December 31, 2021	December 31, 2020

	(in thousands)
Securities Available-for-sale
Term Deposits	$22,652	$24,538
Securities Held-to-maturity
Term Deposits	$32,647	$17,271
Total	$55,299	$41,809
The gross unrealized gains or (loss) on our marketable securities were not material as of December 31, 2021.
For our marketable securities, the fair value approximates the carrying amount, given the nature of the term deposit and the maturity of the expected cash flows. The term deposit is considered a level 2 financial instruments as it is measured using valuation techniques based on observable market data.
The following table classifies our marketable securities by contractual maturities:

	Held-to-maturity	Available-for-sale
	December 31, 2021

	(in thousands)
Due in one year	$27,647	$22,652
Due in one to five years	$5,000	$—
Total	$32,647	$22,652

Note 5. Cash and Cash Equivalents
The following table presents for each reported period, the breakdown of cash and cash equivalents:

	Year Ended December 31,
	2021	2020
	(in thousands)
Cash equivalent	$137,228	$162,457
Cash on hand	378,299	325,554
Total Cash and cash equivalents	$515,527	$488,011

Investments in interest–bearing bank deposits which meet ASC 230 - Statement of Cash flows criteria: short-term, highly liquid investments, for which the risks of changes in value are considered to be insignificant. Interest-bearing bank deposits are considered level 2 financial instruments as they are measured using valuation techniques based on observable market data. For our cash and cash equivalents, the fair value approximates the carrying amount, given the nature of the cash and cash equivalents and the maturity of the expected cash flows.

Note 6. Trade Receivables
The following table shows the breakdown in trade receivables net book value for the presented periods:

	Year Ended December 31,
	2021	2020
	(in thousands)
Trade accounts receivables	$627,379	$513,954
(Less) Allowance for doubtful accounts	(45,391)	(39,899)
Net book value at end of period	$581,988	$474,055

Changes in allowance for doubtful accounts are summarized below:

	Year Ended December 31,
	2021	2020	2019
		(in thousands)
Balance at beginning of period	$(39,899)	$(16,068)	$(25,918)
Allowance for credit losses through retained earnings (*)	—	(3,522)	—
Provision for doubtful accounts	(14,433)	(30,818)	(11,072)
Reversal of provision	7,485	11,555	20,811
Currency translation adjustment	1,456	(1,046)	111
Balance at end of period	$(45,391)	$(39,899)	$(16,068)
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
The amount of provision for doubtful accounts for the twelve months ended December 31, 2021 decreased compared to the same period in the prior year due to lower bankruptcies in 2021 and the severe impact of COVID-19 on the Company's cash collections in 2020, caused by the downturn in the economy which has led to financial difficulties for some of our customers. In times of the global economic turmoil brought about by COVID-19, our estimates and judgments with respect to the collectability of our receivables are subject to greater uncertainty than in more stable periods.
The reversal of provision decreased during the twelve month period ended December 31, 2021, mainly due to lower payments received and lower write-offs of long outstanding receivables already reserved for which it is certain we will not collect the receivable. During the twelve month period ended December 31, 2021, the Company recovered $2.3 million previously provisioned for and accounted for as a reversal of provision.
The Company mitigates its credit risk with respect to accounts receivables by performing credit evaluations and monitoring agencies and advertisers' accounts receivables balances.
We write off accounts receivable balances once the receivables are no longer deemed collectible.

Note 7. Other Current Assets
The following table shows the breakdown in other current assets net book value for the presented periods:

	Year Ended December 31,
	2021	2020
	(in thousands)
Prepayments to suppliers	$9,640	$5,613
Other debtors	9,259	5,991
Prepaid expenses	15,283	9,801
Gross book value at end of period	34,182	21,405
Net book value at end of period	$34,182	$21,405

Prepaid expenses mainly consist of costs related to SaaS arrangements.

Note 8. Property, Plant and Equipment
Changes in net book value during the presented periods are summarized below:

	Fixtures and fittings	Furniture and equipment	Construction in Progress	Total
	(in thousands)
Net book value at January 1, 2020	$12,823	$177,030	$4,308	$194,161
Additions to property, plant and equipment	771	38,932	13,164	52,867
Disposal of property, plant and equipment net of accumulated depreciation	(2,786)	(1,527)	—	(4,313)
Depreciation expense	(3,815)	(59,482)	—	(63,297)
Change in consolidation scope	—	(11)	17	6
Currency translation adjustment	78	9,485	518	10,081
Transfer into service	247	3,596	(3,843)	—
Net book value at December 31, 2020	7,318	168,023	14,164	189,505
Gross book value at end of period	29,606	439,089	14,164	482,859
Accumulated depreciation at end of period	(22,288)	(271,066)	—	(293,354)
Net book value at January 1, 2021	7,318	168,023	14,164	189,505
Additions to property, plant and equipment	2,493	17,396	14,324	34,213
Disposal of property, plant and equipment net of accumulated depreciation	(4,382)	(5,237)	—	(9,619)
Depreciation expense	(1,393)	(64,443)	—	(65,836)
Change in consolidation scope	—	16	—	16
Currency translation adjustment	(118)	(7,291)	(909)	(8,318)
Transfer into service	—	14,182	(14,182)	—
Net book value at December 31, 2021	$3,918	$122,646	$13,397	$139,961
Gross book value at end of period	13,432	347,812	13,397	374,641
Accumulated depreciation at end of period	(9,514)	(225,166)	—	(234,680)
The additions to property plant and equipment (gross book value and accumulated depreciation) mainly includes purchases of server equipment in the French, American and Japanese subsidiaries where the Company’s data center equipment are located.

Note 9. Intangible assets
Changes in net book value during the presented periods are summarized below:

	Software	Technology and customer relationships	Construction in Progress	Total
	(in thousands)
Net book value at January 1, 2020	$19,115	$65,204	$2,567	$86,886
Additions to intangible assets	3,169	—	11,246	14,415
Disposal of intangible assets	—	—	—	—
Amortization and impairment expense	(9,420)	(15,520)	—	(24,940)
Change in consolidation scope	64	—	—	64
Currency translation adjustment	1,460	1,142	717	3,319
Transfer into service	2,211	—	(2,211)	—
Net book value at December 31, 2020	16,599	50,826	12,319	79,744
Gross book value at end of period	66,851	148,063	12,319	227,233
Accumulated amortization and impairment at end of period	(50,252)	(97,237)	—	(147,489)
Net book value at January 1, 2021	16,599	50,826	12,319	79,744
Additions to intangible assets	6,817	—	13,965	20,782
Disposal of intangible assets	(49)	—	—	(49)
Amortization and impairment expense	(9,636)	(12,930)	—	(22,566)
Change in consolidation scope	—	7,901	—	7,901
Currency translation adjustment	(1,165)	(1,026)	(994)	(3,185)
Transfer into service	5,996	—	(5,996)	—
Net book value at December 31, 2021	$18,562	$44,771	$19,294	$82,627
Gross book value at end of period	73,924	152,282	19,294	245,500
Accumulated amortization and impairment at end of period	(55,362)	(107,511)	—	(162,873)

Additions to software mainly consist of capitalization of internally developed internal-use software and IT licenses.
The average life of software is 3 years. The average life of technology and customer relationships, consisting of identified intangible assets arising from HookLogic, Storetail and Mabaya business combinations, is between 3 and 9 years.

As of December 31, 2021, expected amortization expense for intangible assets for the next five years and thereafter is as follows (in thousands):

	Software	Technology and customer relationships	Total
2022	$15,362	$13,588	$28,950
2023	12,498	9,792	22,290
2024	9,639	9,792	19,431
2025	370	8,280	8,650
2026	—	1,092	1,092
Thereafter	—	2,214	2,214
Total	$37,869	$44,758	$82,627

Note 10. Goodwill
Changes in the carrying amount of goodwill for the years ended December  31, 2021 and 2020 were as follows:

	Marketing Solutions	Retail Media	Total
	(in thousands)
Balance at January 1, 2020	$183,097	$134,003	$317,100
Additions to goodwill	—	2,807	2,807
Currency translation adjustment	3,286	2,612	5,898
Balance at December 31, 2020	186,383	139,422	325,805
Additions to goodwill	—	8,712	8,712
Currency translation adjustment	(2,684)	(2,134)	(4,818)
Balance at December 31, 2021	$183,699	$146,000	$329,699

Additions to goodwill in 2021 and 2020, respectively, were due to one business combination occurring in each of the years. These acquisitions are not considered material to our consolidated financial statements.
In addition, on the basis of our impairment assessment as of December 31, 2021, no impairment has been detected.

Note 11. Non-Current Financial Assets
Non-current financial assets are mainly composed of guarantee deposits for office rentals in France, Spain, the United Kingdom, the U.S., Japan and Singapore amounting to $6.0 million.
Note 12. Contingencies
Changes in provisions during the presented periods are summarized below:

	Provision for employee- related litigation	Other provisions	Total
	(in thousands)
Balance at January 1, 2020	$620	$5,765	$6,385
Charges	507	994	1,501
Provision used	—	(831)	(831)
Provision released not used	(33)	(2,207)	(2,240)
Currency translation adjustments	85	26	111
Other (**)	—	(2,676)	(2,676)
Balance at January 1, 2021	$1,179	$1,071	$2,250
Charges	988	989	1,977
Provision used	(557)	—	(557)
Provision released not used (*)	(394)	—	(394)
Currency translation adjustments	(99)	(118)	(217)
Balance at December 31, 2021	$1,117	$1,942	$3,059
- of which current	$1,117	$1,846	$2,963
- of which non-current	$—	$96	$96

*Due to changes in management's best estimates of the future outflow
**Transfer to Other liabilities due to tax notification received confirming the amount owed
The amount of the provisions represents management’s best estimate of the future outflow.

Note 13. Financial Liabilities
We are party to a loan agreement and several RCFs with third-party financial institutions. Our loan and RCF agreements as of December 31, 2021 are presented in the table below:

	Nominal/ Authorized amounts (RCF Only)	Amount drawn as of December 31, 2021 (RCF only)	Amount Outstanding as of December 31, 2021
Nature	(in thousands)			Interest rate	Settlement date

Bank Syndicate RCF - September 2015 (1)	€350,000	€—	€—	Floating rate: EURIBOR / LIBOR + margin depending on leverage ratio	March 2022
(1) Subsequent to the settlement date of March 2022, the authorized amount of €350 million will be reduced to €294 million through to a new settlement date of March 2023
In September 2015, Criteo entered into a five year revolving credit facility for general corporate purposes, including acquisitions, for a maximum amount of €250 million ($283.2 million), with a bank syndicate composed of Natixis (coordinator and documentation agent), Le Credit Lyonnais (LCL) (facility agent), HSBC France, Société Générale Corporate & Investment Banking and BNP Paribas (each acting individually as bookrunners and mandated lead arrangers). In 2017, this agreement was amended by, among other things, increasing the amount of facility to €350.0 million ($396.4 million) and extending the term of the contract from 2020 to 2022.
In 2020, the parties to the RCF agreement have agreed to extend the term of the agreement for one additional year, from March 2022 to March 2023, composed of a €350 million ($396.4 million) commitment through March 2022, and a €294 million ($333.0 million) commitment from the end of March 2022 through March 2023. This multi-currency revolving credit facility bears interest rate at Euribor or the relevant Libor or the applicable reference rate replacing each of them, plus a margin to be adjusted on the basis of the leverage ratio.
At December 31, 2021, no amount is drawn under the RCF.
This revolving credit facilities is unsecured and contain customary events of default and covenants, including compliance with a total net debt to adjusted EBITDA ratio and restrictions on the incurrence of additional indebtedness. At December 31, 2021, we were in compliance with the required leverage ratio.

The following table shows the maturity of our financial liabilities:

		Maturity
	Carrying value	2022	2023	2024	2025	2026	2027
	(in thousands)
Other financial liabilities	1,002	265	45	376	316		—
Financial liabilities	1,002	265	45	376	316	—	—

Note 14. Leases
The components of lease expense are as follows:

	Three Months Ended			Twelve Months Ended
	December 31, 2021
	Offices	Data Centers	Total	Offices	Data Centers	Total

Lease expense	$4,149	$5,143	$9,292	$19,949	$23,704	$43,653
Short term lease expense	182	21	203	524	61	585
Variable lease expense	46	23	69	353	291	644
Sublease income	(129)	—	(129)	(838)	—	(838)
Total operating lease expense	$4,248	$5,187	$9,435	$19,988	$24,056	$44,044

	Three Months Ended			Twelve Months Ended
	December 31, 2020
	Offices	Data Centers	Total	Offices	Data Centers	Total

Lease expense	$8,413	$5,331	$13,744	$29,183	$25,850	$55,033
Short term lease expense	487	335	822	819	335	1,154
Variable lease expense	124	(110)	14	444	—	444
Sublease income	(242)	—	(242)	(756)	—	(756)
Total operating lease expense	$8,782	$5,556	$14,338	$29,690	$26,185	$55,875

As of December 31, 2021, we had future minimum lease payments as follows:

	December 31, 2021
	Offices	Data Centers	Total
	(in thousands)
2022	$15,848	$20,509	$36,357
2023	17,354	13,182	30,536
2024	12,695	4,167	16,862
2025	11,685	2,231	13,916
2026	9,174	791	9,965
Thereafter	26,316	—	26,316
Total minimum lease payments	93,072	40,880	133,952
Impact of Discount Rate	(5,491)	(502)	(5,993)
Total Lease Liability	$87,581	$40,378	$127,959
The weighted average remaining lease term and discount rates as of December 31, 2021 and 2020 are as follows:

	December 31, 2021	December 31, 2020
Weighted average remaining lease term (years)
Offices	6.51	3.59
Data Centers	2.47	2.18
Weighted average discount rate
Offices	1.02%	1.97%
Data Centers	1.69%	1.51%
Supplemental cash flow information related to our operating leases is as follows for the period December 31, 2021 and 2020:

	Twelve Months Ended
	December 31,
	2021	2020
	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities
Cash flow for operating activities	$(52,107)	$(61,343)
Right of use assets obtained in exchange for new operating lease liabilities	$102,162	$57,550

As of December 31, 2021, we have additional operating leases, that have not yet commenced which will result in additional operating lease liabilities and right of use assets:

	Offices	Data Centers
	(in thousands)
Additional operating lease liabilities	$—	$13,877
Additional right of use assets	$—	$13,877
These operating leases will commence during the fiscal year ending December 31, 2022.
During the year ended  December 31, 2021 and December 31, 2020, we incurred an impairment loss of $0.0 million, and $1.6 million, respectively, on certain right of use assets due to the implementation of management's facilities right sizing program. We used market quotes in determining the fair value of the right of use assets. The impairment loss was classified between Research and Development expenses of $0.0 million and $0.2 million, Sales and Operations expenses of $0.0 million and $1.1 million, and General and Administrative expenses of $0.0 million and $0.3 million.

Note 15. Other Current Liabilities
Other current liabilities are presented in the following table:

	Year Ended December 31,
	2021	2020
	(in thousands)
Current liabilities to clients	$16,423	$12,234
Rebates	17,423	14,433
Accounts payable relating to capital expenditures	4,507	4,721
Other creditors	1,088	1,918
Deferred revenue	82	84
Total	$39,523	$33,390

Note 16. Employee Benefits
Defined Benefit Plans
According to French law and the Syntec Collective Agreement, French employees are entitled to compensation paid on retirement.
The following table summarizes the changes in the projected benefit obligation:

	Year Ended December 31,
	2021	2020	2019
	(in thousands)
Projected benefit obligation present value - beginning of period	$6,167	$8,485	$5,537
Service cost	1,324	2,232	1,556
Interest cost	51	95	113
Actuarial losses (gains)	(1,543)	(5,214)	1,374
Currency translation adjustment	(468)	569	(95)
Projected benefit obligation present value - end of period	$5,531	$6,167	$8,485
The Company does not hold any plan assets for any of the periods presented.
The main assumptions used for the purposes of the actuarial valuations are listed below:

	Year Ended December 31,
	2021	2020	2019
Discount rate (Corp AA)	1.40%	0.9%	1.1%
Expected rate of salary increase	5.0%	5.0%	5.0%
Expected rate of social charges	49.0% - 50.0%	49.0% - 50.0%	49.0% - 50.0%
Expected staff turnover	—% - 17.8%	—% - 17.8%	—% - 10.5%
Estimated retirement age	Progressive table	Progressive table	Progressive table
Life table	TH-TF 2000-2002 shifted	TH-TF 2000-2002 shifted	TH-TF 2000-2002 shifted
Defined Contribution Plans
The total expense represents contributions payable to these plans by us at specified rates.
In some countries, the Group’s employees are eligible for pension payments and similar financial benefits. The Group provides these benefits via defined contribution plans. Under defined contribution plans, the Group has no obligation other than to pay the agreed contributions, with the corresponding expense charged to income for the year. The main contributions concern France, the U.S., for 401k plans, and the United Kingdom.

	Year Ended December 31,
	2021	2020	2019
	(in thousands)
Defined contributions plans included in personnel expenses	$(16,165)	$(16,211)	$(15,686)

Note 17. Common shares and Treasury stock
Change in Number of Shares

Number of ordinary shares
Balance at January 1, 2020	62,293,508
of which Common shares	66,197,181
of which Treasury stock	(3,903,673)

Issuance of shares under share option and free share plans (1)	231,784
Storetail deferred consideration	(156,859)
Share repurchase program (see Note 2)	(1,728,863)

Balance at December 31, 2020	60,639,570
of which Common shares	66,272,106
of which Treasury stock	(5,632,536)

Issuance of shares under share option and free share plans (2)	(388,759)
Treasury Shares Issued for RSU Vesting	1,573,696
Treasury Shares Retired	1,498,709
Share repurchase program (3)	(2,647,742)

Balance at December 31, 2021	60,675,474
of which Common shares	65,883,347
of which Treasury stock	(5,207,873)

(1) Adopted by the Board of Directors on March 3, 2020, April 23, 2020, June 22, 2020, July 23, 2020, October 23, 2020 and December 9, 2020
(2) Adopted by the Board of Directors on February 5, 2021, February 25, 2021, April 29, 2021, June 14, 2021, July 29, 2021, October 28, 2021 and December 15, 2021
(3) Adopted by the Board of Directors on October 28, 2021

Note 18. Nature of Expenses Allocated by Function
Nature of Expenses Allocated to Cost of Revenue

	Year Ended December 31,
	2021	2020	2019
	(in thousands)
Traffic acquisition costs	$(1,333,440)	$(1,247,571)	$(1,314,947)
Other cost of revenue	(138,851)	(137,028)	(117,533)
Hosting costs	(55,797)	(61,458)	(57,139)
Depreciation and amortization	(61,119)	(55,935)	(44,866)
Data acquisition	(4,223)	(4,961)	(2,410)
Other cost of sales	(17,712)	(14,674)	(13,118)
Total cost of revenue	$(1,472,291)	$(1,384,599)	$(1,432,480)
Nature of Expenses Allocated to Research and Development

	Year Ended December 31,
	2021	2020	2019
	(in thousands)
Personnel expenses	$(108,206)	$(90,525)	$(116,803)
Personnel expense excluding equity awards compensation expense and research tax credit	(108,877)	(97,396)	(123,696)
Equity awards compensation expense	(16,334)	(9,771)	(9,320)
Research tax credit	17,005	16,642	16,213
Other cash operating expenses	(33,882)	(30,115)	(37,820)
Subcontracting and other headcount related costs	(10,946)	(10,706)	(16,343)
Rent and facilities costs	(12,993)	(12,196)	(14,009)
Consulting and professional fees	(8,613)	(4,782)	(4,416)
Marketing costs	(897)	(2,135)	(3,818)
Other	(433)	(296)	766
Other non-cash operating expenses	(9,729)	(11,873)	(17,968)
Depreciation and amortization	(8,682)	(10,759)	(17,208)
Net change in other provisions	(1,047)	(1,114)	(760)
Total research and development expenses	$(151,817)	$(132,513)	$(172,591)

Nature of Expenses Allocated to Sales and Operations

	Year Ended December 31,
	2021	2020	2019
	(in thousands)
Personnel expenses	$(230,694)	$(222,370)	$(243,733)
Personnel expense excluding equity awards compensation expense	(218,071)	(212,081)	(226,849)
Equity awards compensation expense	(12,623)	(10,289)	(16,884)
Other cash operating expenses	(77,530)	(70,680)	(109,268)
Subcontracting and other headcount related costs	(12,930)	(13,338)	(24,655)
Rent and facilities costs	(24,881)	(29,713)	(32,353)
Marketing costs	(11,042)	(2,882)	(20,804)
Consulting and professional fees	(11,982)	(9,660)	(6,988)
Operating taxes	(6,550)	(4,268)	(6,197)
Other including bad debt expense	(10,145)	(10,819)	(18,271)
Other non-cash operating expenses	(17,392)	(37,235)	(22,476)
Depreciation and amortization	(9,781)	(18,495)	(30,620)
Net change in provisions for doubtful receivables	(6,948)	(19,264)	9,740
Net change in other provisions	(663)	524	(1,596)
Total sales and operations expenses	$(325,616)	$(330,285)	$(375,477)
Nature of Expenses Allocated to General and Administrative

	Year Ended December 31,
	2021	2020	2019
	(in thousands)
Personnel expenses	$(82,652)	$(66,062)	$(75,815)
Personnel expense excluding equity awards compensation expense	(67,081)	(57,351)	(61,020)
Equity awards compensation expense	(15,571)	(8,711)	(14,795)
Other cash operating expenses	(66,731)	(47,950)	(52,057)
Subcontracting and other headcount related costs	(17,184)	(9,576)	(14,781)
Rent and facilities costs	(12,037)	(11,228)	(11,951)
Marketing costs	(2,078)	(1,645)	(3,130)
Consulting and professional fees	(33,436)	(20,081)	(19,329)
Other	(1,996)	(5,420)	(2,866)
Other non-cash operating expenses	(3,251)	(2,383)	(11,882)
Depreciation and amortization	(2,054)	(4,153)	(8,825)
Net change in other provisions	(1,197)	1,770	(3,057)
Total general and administrative expenses	$(152,634)	$(116,395)	$(139,754)

Note 19. Allocation of Personnel Expenses
Allocation of Personnel Expenses By Function

	Year Ended December 31,
	2021	2020	2019
	(in thousands)
Research and development expenses	$(108,206)	$(90,525)	$(116,803)
Sales and operations expenses	(230,694)	(222,370)	(243,733)
General and administrative expenses	(82,652)	(66,062)	(75,815)
Total personnel expenses	$(421,552)	$(378,957)	$(436,351)
Allocation of Personnel Expenses by Nature

	Year Ended December 31,
	2021	2020	2019
	(in thousands)
Wages and salaries	$(300,503)	$(278,934)	$(306,862)
Severance pay	(7,145)	(5,251)	(12,504)
Social charges	(90,532)	(75,552)	(76,594)
Other social expenses	4,151	(7,091)	(15,513)
Equity awards compensation expense	(44,528)	(28,771)	(40,999)
Profit sharing	—	—	(92)
Research tax credit (classified as a reduction of R&D expenses)	17,005	16,642	16,213
Total personnel expenses	$(421,552)	$(378,957)	$(436,351)

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
•7,800,000 Share Options or RSU's, authorized at the General Meeting of Shareholders on June 15, 2021, such authorizations collectively referred to as “Plan 14”. The Board of Directors has authorized RSUs to Criteo employees subject to a presence condition and to members of management, subject to the achievement of internal performance objectives and a presence condition.

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

The vesting schedule for the BSPCEs and OSAs is the following for the Plans 1, 2 and 3:
•up to one third (1/3) of the BSPCEs on the first anniversary of the date of grant; and
•up to one twelfth (1/12) at the expiration of each quarter following the first anniversary of the date of grant, and this during twenty-four (24) months thereafter.
•The BSPCEs and OSAs may be exercised at the latest within ten (10) years from the date of grant.
For the Plan 3 amended to Plan 13, the vesting schedule is as follows:
•up to one fourth (1/4) of the BSPCEs/share options on the first anniversary of the date of grant; and
•up to one-sixteenth (1/16) at the expiration of each quarter following the first anniversary of the date of grant, and this during thirty-six (36) months thereafter.
•The BSPCEs and OSAs may be exercised at the latest within ten (10) years from the date of grant.
The vesting schedule for the RSUs is as follows:
•50% at the expiration of a two year period; and
•6.25% at the expiration of each quarter following the first two years-period during twenty four (24) months.
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

Details of BSPCE / OSA / RSU plans

	Plans 1 & 2	Plan 3	Plan 5	Plan 6		Plan 7	Plan 8		Plan 9		Plan 10		Plan 11		Plan 12		Plan 13	Plan 14
Dates of grant (Boards of Directors)	Oct 24, 2008 - Sept 14, 2010	Sept 9, 2009 - Sept 21, 2011	Nov 18, 2011 - May 22, 2012	Oct 25, 2012	Oct 25, 2012 - April 18, 2013	Sept 3, 2013 - April 23, 2014	July 30, 2014 - June 28, 2016		July 28, 2016 - June 27, 2017		July 27, 2017 - June 26, 2018		July 26, 2018 - June 25, 2019		July 25, 2019 - June 24, 2020		June 25, 2020 - June 14, 2021	June 15, 2021 - December 15, 2021
Vesting period	3.0 years	3.0 - 4.0 years	4.0 years	1.0 year	4.0 - 5.0 years	4.0 years	4.0 years	4.0 years	4.0 years	4.0 years	4.0 years	4.0 years	4.0 years	4.0 years	4.0 years	4.0 years	4.0 years	4.0 years
Contractual life	10.0 years	10.0 years	10.0 years	10.0 years	10.0 years	10.0 years	10.0 years	0.0 years	10.0 years	0.0 years	10.0 years	0.0 years	10.0 years	0.0 years	10.0 years	0.0 years	0.0 years	0 years
Expected option life	8.0 years	8.0 years	8.0 years	8.0 years	8.0 years	6.0 - 8.0 years	6.0 years	0.0 years	6.0 years	0.0 years	6.0 years	0.0 years	6.0 years	0.0 years	6.0 years	0.0 years	0.0 years	0 years
Number of instruments granted	1,819,120	4,289,940	1,184,747	257,688	1,065,520	2,317,374	4,318,551	2,534,262	502,410	2,556,315	947,565	2,150,498	128,380	2,712,014	515,980	3,733,588	3,058,526	301,338
Type : Share Option (S.O.) / BSPCE / RSU	BSPCE	BSPCE & OSA	BSPCE & OSA	BSPCE	BSPCE & OSA	BSPCE & OSA	OSA	RSU	OSA	RSU	OSA	RSU	OSA	RSU	OSA	RSU	RSU	RSU
Share entitlement per option	1	1	1	1	1	1	1	1	1	1	1	1	1	1	1	1	1	1
Exercise price	€0.45- €2.1	€0.2- €5.95	€5.95	€8.28	€8.28 - €10.43	€12.08 - €38.81	€22.95 - €47.47	—	€38.2 - €43.45	—	€24.63 - €28.69	—	€15.86 - €17.98	—	€8.66 - €15.67	—	—	—
Valuation method	Black & Scholes
Grant date share fair value	€0.2 - €0.7	€0.20 - €4.98	€4.98	€6.43	€5.45 - €6.43	€12.08 - €38.81	€22.50- €47.47	€35.18- €35.58	€38.20 - €43.45	€33.98- €49.08	€24.63 - €28.69	€22.92 - €44.37	€15.86 - €17.98	€24.92 - €44.37	€8.66 - €15.67	€3.29- €17.44	€10.79- €33.36	€27.92 - €35.64
Expected volatility (1)	53.0% - 55.7%	55.2% - 57.8%	52.1% - 52.9%	50.2%	49.6% - 50.2%	44.2% - 50.1%	39.4% - 44.5%	—	40.6% - 41.3%	—	41.0% - 41.5%	—	40.7% - 41.2%	—	39.2% - 39.9%	—	—	—
Discount rate (2)	2.74% - 4.10%	2.62% - 3.76%	2.79% - 3.53%	2.20%	1.80% - 2.27%	1.20% - 2.40%	—% - 0.71%	N/A	N/A	N/A	0.60% - 0.70%	N/A	0.10% - 0.90%	N/A	—% - 0.25%	N/A	N/A	N/A
Performance conditions	No	Yes (A)	No	Yes (B)	No	No	No	Yes (C)	No	Yes (D) (E)	No	No	No	Yes (F)	No	Yes (G) (H)	Yes (H) (I)	Yes (I)
Fair value per option / RSU	€0.08- €0.45	€0.08 - €2.88	€2.75 - €2.85	€3.28	€3.28 - €5.83	€6.85 - €16.90	€9.47 - €17.97	€26.16 - €37.10	€14.49 - €16.82	€33.98 - €49.08	€9.85 - €11.40	€22.92 - €44.37	€6.15 - €6.94	€15.86 - €30.80	€3.29 -€5.78	€8.66-€17.44	€10.79 - €33.36	€27.92 - €35.64
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

(I) On February 25, 2021, June 14, 2021 and October 28, 2021 the Board of Directors of the Parent granted a total of 261,198 RSUs to members of the management, subject to the achievement of internal performance objectives and condition of presence. Based on the assumptions known at December 31, 2021, we determined the share-based compensation expense by applying a probability ratio on performance objectives completion.

Change in Number of outstanding BSPCE / OSA / RSU

	OSAs	RSUs	Total
Balance at January 1, 2019	3,187,465	4,780,137	7,967,602
Granted	438,347	3,147,751	3,586,098
Exercised (BSPCE and OSA)	(83,266)	—	(83,266)
Vested (RSU)	—	(1,219,112)	(1,219,112)
Forfeited	(983,012)	(1,729,789)	(2,712,801)
Expired	—	—	—
Balance at December 31, 2019	2,559,534	4,978,987	7,538,521
Granted	140,513	2,684,402	2,824,915
Exercised (BSPCE and OSA)	(223,934)	—	(223,934)
Vested (RSU)	—	(1,478,894)	(1,478,894)
Forfeited	(370,355)	(1,230,404)	(1,600,759)
Expired	(3,600)	—	(3,600)
Balance at December 31, 2020	2,102,158	4,954,091	7,056,249
Granted	—	2,501,397	2,501,397
Exercised (BSPCE and OSA)	(1,100,733)	—	(1,100,733)
Vested (RSU)	—	(1,570,815)	(1,570,815)
Forfeited	(430,624)	(585,317)	(1,015,941)
Expired	—	—	—
Balance at December 31, 2021	570,801	5,299,356	5,870,157

Breakdown of the Closing Balance

	Plans 1 & 2	Plan 3	Plan 5	Plan 6	Plan 7	Plan 8	Plan 9	Plan 10	Plan 11	Plan 12	RSUs	Total
Balance at December 31, 2019
Number outstanding	$3,600	$63,544	$230,673	$26,350	$216,157	$1,080,017	$116,580	$318,766	$128,380	$375,467	$4,978,987	$7,538,521
Weighted-average exercise price	€0.70	€4.37	€5.95	€9.28	€17.70	€29.69	€41.50	€26.58	€17.32	€15.67	€—	€23.09
Number exercisable	3,600	63,544	230,673	26,350	216,157	1,066,670	80,966	129,908	16,375	—	—	1,834,243
Weighted-average exercise price	€0.70	€4.37	€5.95	€9.28	€17.70	€29.58	€41.17	€26.42	€—	€—	€—	€24.12
Weighted-average remaining contractual life	0.2 years	1.4 years	2.3 years	3.0 years	3.9 years	5.1 years	7.1 years	8.3 years	9.1 years	9.9 years	—	6.2 years

Balance at December 31, 2020
Number outstanding	—	42,644	101,852	20,870	104,131	921,534	97,013	169,754	128,380	515,980	4,954,091	7,056,249
Weighted-average exercise price	€—	€5.31	€5.95	€9.36	€20.05	€29.82	€41.18	€26.46	€17.32	€13.76	€—	€26.81
Number exercisable	—	42,644	101,852	20,870	104,131	921,534	97,013	169,754	56,330	93,867	—	1,607,995
Weighted-average exercise price	€—	€5.31	€5.95	€9.36	€20.05	€29.82	€41.18	€26.46	€17.52	€—	€—	€24.87
Weighted-average remaining contractual life	—	0.5 years	1.3 years	2.1 years	2.9 years	4.2 years	6.1 years	7.3 years	8.1 years	9.0 years	—	5.8 years

Balance at December 31, 2021
Number outstanding	—	—	9,400	10,382	45,751	170,006	—	—	52,072	283,190	5,299,356	5,870,157
Weighted-average exercise price	€—	€—	€5.95	€9.37	€22.45	€30.19	€—	€—	€17.21	€13.50	€—	€26.04
Number exercisable	—	—	9,400	10,382	45,751	170,006	—	—	12,117	7,638	—	255,294
Weighted-average exercise price	€—	€—	€5.95	€9.37	€22.45	€30.19	€—	€—	€17.79	€15.67	€—	€19.78
Weighted-average remaining contractual life	—	—	0.2 years	1.1 years	1.9 years	2.9 years	—	—	7.2 years	8.1 years	—	5.7 years

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
(1)  Based on similar listed entities.
(2) Based on Obligations Assimilables du Trésor, i.e. French government bonds with a ten-year maturity (“TEC 10 OAT floating-rate bonds”).
(A) All the performance conditions were achieved during the period ended December 31, 2010.

Changes in Number of Non-Employee Warrants

Balance at January 1, 2019	291,670
Granted	105,680
Exercised	—
Forfeited	(33,583)
Balance at December 31, 2019	363,767
Granted	—
Exercised	(7,250)
Forfeited	(12,742)
Balance at December 31, 2020	343,775
Granted	—
Exercised	—
Forfeited	—
Expired	—
Balance at December 31, 2021	343,775

Breakdown of the Closing Balance

Non-employee warrants
Balance at December 31, 2019
Number outstanding	363,767
Weighted-average exercise price	€14.83
Number exercisable	156,604
Weighted-average exercise price	€17.52
Weighted-average remaining contractual life	7.6 years
Balance at December 31, 2020
Number outstanding	343,775
Weighted-average exercise price	€15.12
Number exercisable	205,890
Weighted-average exercise price	€17.33
Weighted-average remaining contractual life	6.8 years
Balance at December 31, 2021
Number outstanding	343,775
Weighted-average exercise price	€15.12
Number exercisable	343,775
Weighted-average exercise price	€15.12
Weighted-average remaining contractual life	5.8 years

Reconciliation with the Consolidated Statements of Income

	Balance for the year ended December 31, 2021				Balance for the year ended December 31, 2020				Balance for the year ended December 31, 2019
	(in thousands)
	R&D	S&O	G&A	Total	R&D	S&O	G&A	Total	R&D	S&O	G&A	Total
RSUs	(16,334)	(12,337)	(13,076)	(41,747)	(9,771)	(9,891)	(6,619)	(26,281)	(9,742)	(17,282)	(11,109)	(38,133)
Share options / BSPCE	—	(286)	(700)	(986)	—	(398)	(422)	(820)	422	398	(2,300)	(1,480)
Plan 8	—	—	—	—	—	—	(20)	(20)	131	90	(187)	34
Plan 9	—	—	—	—	—	—	231	231	202	258	(314)	146
Plan 10	—	—	—	—	—	—	874	874	89	178	(1,454)	(1,187)
Plan 11	—	(83)	(60)	(143)	—	(190)	(118)	(308)	—	(128)	(269)	(397)
Plan 12	—	(203)	(640)	(843)	—	(208)	(1,389)	(1,597)	—	—	(76)	(76)
Total share-based compensation	(16,334)	(12,623)	(13,776)	(42,733)	(9,771)	(10,289)	(7,041)	(27,101)	(9,320)	(16,884)	(13,409)	(39,613)
BSAs	—	—	(1,795)	(1,795)	—	—	(1,670)	(1,670)	—	—	(1,386)	(1,386)
Total equity awards compensation expense	$(16,334)	$(12,623)	$(15,571)	$(44,528)	$(9,771)	$(10,289)	$(8,711)	$(28,771)	$(9,320)	$(16,884)	$(14,795)	$(40,999)

Note 21. Financial and Other Income (Expense)
The Consolidated Statements of Income line item “Financial and Other income (expense)” can be broken down as follows:

	Year Ended December 31,
	2021	2020	2019
	(in thousands)

Financial income from cash equivalents	$634	$1,117	$1,528
Interest and fees	(2,271)	(2,811)	(2,383)
Interest on debt	(1,988)	(2,381)	(1,756)
Fees	(283)	(430)	(627)
Foreign exchange loss	(1,776)	(150)	(4,425)
Other financial income (expense)	2,369	(95)	(469)
Other income	$2,983	$—	$—
Total financial and other income (expense)	$1,939	$(1,939)	$(5,749)

The $(1.9) million financial and other income for the period ended December 31, 2021 was mainly driven by the financial expense relating to our €350 million available Revolving Credit Facility (RCF) up-front fees amortization and non-utilization costs, partially offset by income from cash and cash equivalent. Financial and Other income for the period ended December 31, 2021 included other income of $3.0 million, generated by the disposal of servers equipments and other financial income of $2.4 million consisting of dividends received from an investment. At December 31, 2021, our exposure to foreign currency risk was centralized at Criteo S.A. and hedged using foreign currency swaps or forward purchases or sales of foreign currencies.
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

Note 22. Income Taxes
Breakdown of Income Taxes
The Consolidated Statements of Income line item “Provision for income taxes” can be broken down as follows:

	Year Ended December 31,
	2021	2020	2019
	(in thousands)
Current income tax	$(34,811)	$(28,477)	$(24,078)
France	(16,549)	(16,379)	(8,410)
International	(18,262)	(12,098)	(15,668)
Net change in deferred taxes	18,642	(3,720)	(15,418)
France	9,574	4,548	(14,109)
International	9,068	(8,268)	(1,309)
Provision for income tax	$(16,169)	$(32,197)	$(39,496)

As mentioned in Note 1 (Principles and Accounting Methods), the French Research Tax Credit is not included in the line item “Provision for income taxes” but is deducted from “Research and development expenses” (see Note 18 - Allocation of Personnel Expenses) unlike the U.S. Research Tax Credit for an amount of $0.8 million, nil and $5.3 million and for the year ended December 31, 2021, 2020 and 2019, respectively. French business tax, CVAE, is included in the current tax balance for an amount of $2.8 million, $5.1 million and $5.5 million, for the years ended December 31, 2021, 2020 and 2019, respectively.

Income before taxes included income from France of $109.9 million, $114.4 million and $122.7 million for the periods ended 2021, 2020 and 2019 respectively. Income (loss) before taxes from countries outside of France totaled $46.9 million, $(7.5) million and $12.8 million for the periods ended December 31, 2021, 2020 and 2019, respectively.

Reconciliation between the Effective and Nominal Tax Expense
The following table shows the reconciliation between the effective and nominal tax expense at the nominal standard French rate of 28.40% (excluding additional contributions):

	Year Ended December 31,
	2021	2020	2019

	(in thousands)

Income before taxes	$153,816	$106,886	$135,465
Theoretical group tax-rates	28.40%	32.02%	34.43%
Nominal tax expense	(43,684)	(34,225)	(46,641)

Increase / decrease in tax expense arising from:
Research tax credit (1)	4,830	5,298	10,851
Net effect of shared-based compensation (2)	1,429	(11,604)	(13,432)
BEAT tax effect (3)	(6,560)	(18,640)	(15,962)
Other permanent differences (4)	(6,476)	8,979	(7,667)
Non recognition of deferred tax assets related to tax losses and temporary differences (5)	(1,666)	(6,026)	(2,713)
Utilization or recognition of previously unrecognized tax losses (6)	10,357	2,511	20,636
French CVAE included in income taxes	(2,170)	(3,464)	(3,632)
Special tax deductions (7)	25,655	13,402	15,946
Effect of different tax rates	(395)	3,963	5,441
Other differences	2,511	7,609	(2,323)
Effective tax expense	$(16,169)	$(32,197)	$(39,496)
Effective tax rate	10.5%	30.1%	29.2%
Increases and decreases in tax expense are presented applying the theoretical Group tax rate to the concerned tax bases. The impact resulting from the differences between local tax rates and the Group theoretical rate is shown in the “effect of different tax rates.”
(1)    Included income tax effect of the French RTC deducted from the "Research and development expenses" and U.S. Tax credits included in the line "Provision for income taxes".
(2)    While in most countries share-based compensation does not give rise to any tax effect either when granted or when exercised, the U.S. and the United Kingdom generally permit tax deductions in respect of share-based compensation. The tax deduction generated in the U.S. and United Kingdom in connection with the number of options exercised during the period was offset by the share-based compensation accounting expense exclusion.
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
(5)     Deferred tax assets on which a valuation allowance has been recognized over the periods mainly relate to Criteo Ltd, Criteo France, Criteo Corp., Criteo Singapore Pte. Ltd, Criteo do Brasil LTDA, Criteo Pty and Criteo Turkey.
(6)    In 2021 we released the valuation allowance on share-based compensation deferred tax assets of Criteo Corp.
In 2019 recognition of previously unrecognized tax losses related to Criteo Corp., mainly generated by the BEAT waiver election implementation .

(7)    Special tax deductions refer to the application of a reduced income tax rate on the majority of the technology royalties income invoiced by the Parent to its subsidiaries.

Deferred Tax Assets and Liabilities
The following table shows the changes in the major sources of deferred tax assets and liabilities:

(in thousands)	Year ended December 31, 2019	Change recognized in profit or loss	Change recognized in OCI	Change in consolidation scope	Other	Currency translation adjustments	Year ended December 31, 2020

Net deferred tax assets :
Net operating loss carryforwards	$26,977	$(3,991)	$—	$1,150	$—	$443	$24,579
Intangibles	(18,040)	4,646	—	(34)	—	(527)	(13,955)
Stock compensation	10,885	(4,173)	—	—	—	—	6,712
Bad debt allowance	1,989	3,256	—	(21)	—	(6)	5,218
Personnel-related accruals	7,512	(679)	—	—	—	20	6,853
Other accruals	4,117	888	—	—	—	(86)	4,919
Projected benefit obligation	2,923	205	(1,508)	—	—	164	1,784
Financial instruments	443	(199)	—	—	—	25	269
Other	7,196	8,856	—	63	—	(182)	15,933

Valuation allowance	(25,289)	(12,529)	986	(1,206)	—	305	(37,733)

Net Deferred Income Taxes	18,713	(3,720)	(522)	(48)	—	156	14,579

(in thousands)	Year ended December 31, 2020	Change recognized in profit or loss	Change recognized in OCI	Change in consolidation scope	Other	Currency translation adjustments	Year ended December 31, 2021

Net deferred tax assets :
Net operating loss carryforwards	$24,579	$7,082	$—	$2,542	$—	$(672)	$33,531
Intangibles	(13,955)	1,471	—	(1,817)	—	63	(14,238)
Stock compensation	6,712	4,727	—	—	(5,177)	23	6,285
Bad debt allowance	5,218	425	—	—	—	(96)	5,547
Personnel-related accruals	6,853	2,093	—	21	—	(183)	8,784
Other accruals	4,919	1,385	—	—	—	(583)	5,721
Projected benefit obligation	1,784	164	(398)	—	—	(121)	1,429
Financial instruments	269	(275)	—	—	—	(8)	(14)
Other	15,933	605	—	—	5,177	16	21,731

Valuation allowance	(37,733)	965	229	(746)	—	899	(36,386)

Net Deferred Income Taxes	14,579	18,642	(169)	—	—	(662)	32,390

Amounts recognized in our Consolidated Financial Statements are calculated at the level of each subsidiary within our Consolidated Financial Statements. As at December 31, 2021, 2020 and 2019, the valuation allowance against net deferred income taxes amounted to $36.4 million, $37.3 million and $25.3 million, which related mainly to Criteo Corp. ($5.7 million, $13.3 million and $12.8 million, respectively), Criteo Brazil ($2.7 million, $2.8 million and $3.2 million, respectively), Criteo Ltd ($7.6 million, $7.4 million and $7.5 million, respectively), Criteo China ($3.3 million, $3.3 million and $3.3 million, respectively), Criteo Singapore ($4.2 million, $3.3 million and $2.8 million), Criteo Pty ($2.7 million, $2.8 million and $2.6 million) and Criteo France ($6.2 million, $1.0 million and $(7.7) million, respectively).
In accordance with ASC 740 - Income taxes, no uncertain tax positions were identified as of December 31, 2021.
The Company has various net operating loss carryforwards in the U.S. and China for $5.7 million and $3.3 million, respectively, which begin to expire in 2030 and in 2022, respectively. The Company has net operating loss carryforwards in the United Kingdom of $7.8 million which have no expiration date.
Current tax assets and liabilities
The total amount of current tax assets mainly consists of prepayments of incomes taxes and credits of Criteo SA, and Criteo Brazil. The current tax liabilities mainly refer to the corporate tax payables of Criteo Corp. and Criteo K.K.
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

	Year Ended December 31,
	2021	2020	2019

	(in thousands, except share data)

Net income attributable to shareholders of Criteo S.A.	$134,456	$71,679	$90,745
Weighted average number of shares outstanding (note 17)	60,717,446	60,876,480	64,305,965
Basic earnings per share	$2.21	$1.18	$1.41
Diluted Earnings Per Share
We calculate diluted earnings per share by dividing the net income attributable to shareholders of the Parent by the weighted average number of shares outstanding plus any potentially dilutive shares not yet issued from share-based compensation plans (see note 20). There were no other potentially dilutive instruments outstanding as of December 31, 2021, 2020 and 2019. Consequently all potential dilutive effects from shares are considered.
For each period presented, a contract to issue a certain number of shares (i.e., share option, share warrant, restricted share award or BSPCE contracts) is assessed as potentially dilutive, if it is “in the money” (i.e., the exercise or settlement price is inferior to the average market price).

	Year Ended December 31,
	2021	2020	2019

	(in thousands, except share data)

Net income attributable to shareholders of Criteo S.A.	$134,456	$71,679	$90,745
Weighted average number of shares outstanding of Criteo S.A.	60,717,446	60,876,480	64,305,965
Dilutive effect of :
Restricted share awards	3,061,807	796,609	978,521
Share options and BSPCE	341,971	133,177	279,270
Share warrants	110,413	12,327	34,832
Weighted average number of shares outstanding used to determine diluted earnings per share	64,231,637	61,818,593	65,598,588
Diluted earnings per share	$2.09	$1.16	$1.38

The weighted average number of securities that were anti-dilutive for diluted EPS for the periods presented but which could potentially dilute EPS in the future are as follows:

	Year Ended December 31,
	2021	2020	2019

Restricted share awards	312,413	1,726,506	1,120,439
Share options and BSPCE	—	70,257	142,380
Share warrants	—	—	—
Weighted average number of anti-dilutive securities excluded from diluted earnings per share	312,413	1,796,763	1,262,819

Note 24. Commitments and contingencies
Purchase Obligations
As of December 31, 2021, we had $50.0 million of other non-cancellable contractual obligations, primarily related to software licenses, maintenance and $1.8 million bandwidth for our servers.

Revolving Credit Facilities, Credit Lines Facilities and Bank Overdrafts
As mentioned in Note 12, we are party to one RCF with a syndicate of banks which allow us to draw up to €350.0 million ($396.4 million).
We are also party to short-term credit lines and overdraft facilities with HSBC plc, BNP Paribas and LCL. We are authorized to draw up to a maximum of €21.5 million ($24.4 million) in the aggregate under the short-term credit lines and overdraft facilities. As of December 31, 2021, we had not drawn on any of these facilities. Any loans or overdraft under these short-term facilities bear interest based on the one month EURIBOR rate or three month EURIBOR rate. As these facilities are exclusively short-term credit and overdraft facilities, our banks have the ability to terminate such facilities on short notice.
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
Regulatory Matters
As indicated in our Annual Report on Form 10-K for the year ended December 31, 2020, in November 2018, Privacy International filed a complaint with relevant data protection authorities against Criteo and a number of other similarly situated advertising technology companies, arguing that certain of these companies' practices do not comply with the GDPR. In January 2020, CNIL opened a formal investigation into Criteo in response to this complaint, which is still ongoing as per CNIL’s notification to Criteo dated June 23, 2021, which notified the Company of the appointment of an investigator (rapporteur). Their investigation also covers another complaint against Criteo received by the CNIL from European Center for Digital Rights (NOYB). There can be no assurance that actions by the Company will not be required as a result of the investigation. However, at the current phase of the investigation, due to the absence of any specific grievance or sanction and the lack of any legal grounds thereof, we consider this to be an unasserted claim for which an unfavorable outcome is only reasonably possible, and the amount of the potential loss cannot be reasonably estimated in accordance with "ASC 450 Contingencies”, therefore we have not accrued a loss contingency.

Note 25. Related Parties
The Executive Officers as of December 31, 2021 were:

•Megan Clarken - Chief Executive Officer
•Sarah Glickman - Chief Financial Officer and Principal Accounting Officer
•Ryan Damon - Executive Vice President, General Counsel and Corporate Secretary
Total compensation for the Executive Officers, including social contributions, is summarized in the following table:

	Year Ended December 31,
	2021	2020	2019

	(in thousands)

Short-term benefits (1)	$(2,988)	$(3,380)	$(3,830)
Long-term benefits (2)	—	(23)	(44)
Shared-based compensation	(6,718)	(2,103)	(4,605)
Total	$(9,706)	$(5,506)	$(8,479)
(1) wages, bonuses and other compensations
(2) pension defined benefit plan
For the year ended December 31, 2021, 2020 and 2019, there were no material related party transactions.
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

	Americas	EMEA	Asia-Pacific	Total
	(in thousands)

December 31, 2019	$952,154	$806,197	$503,165	$2,261,516
December 31, 2020	894,854	749,672	428,091	2,072,617
December 31, 2021	$916,825	$844,312	$493,098	$2,254,235
Revenue generated in France amounted to $151.6 million, $132.7 million and $144.3 million for the periods ended December 31, 2021, 2020 and 2019, respectively.

Revenue generated in other significant countries where we operate is presented in the following table:

	Year Ended December 31,
	2021	2020	2019
	(in thousands)

Americas
United States	$815,797	$815,476	$861,099
EMEA
Germany	217,965	184,183	200,025
United Kingdom	87,421	93,319	88,928
Asia-Pacific
Japan	$309,378	$301,183	$342,298

Other Information
For each reported period, non-current assets (corresponding to the net book value of tangible and intangible assets) are presented in the table below. The geographical information results from the locations of legal entities.

			Of which			Of which
	Holding	Americas	United States	EMEA	Asia-Pacific	Japan	Singapore	Total
(in thousands)

December 31, 2020	$135,516	$93,389	$93,030	$8,746	$31,598	$20,532	$7,003	$269,249
December 31, 2021	$97,627	$84,954	$83,843	$6,036	$33,971	$14,159	$15,650	$222,588

Note 27. Subsequent Events
There are no significant events that require adjustments or disclosure in the Consolidated Financial Statements.