Form 10-Q
period 2022-03-31
Criteo S.A.
filed 2022-05-05
CIK 1576427

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended March 31, 2022
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

+33 1 75 85 09 39
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes  ☐      No ☒
          As of April 30, 2022, the registrant had 60,355,304 ordinary shares, nominal value €0.025 per share, outstanding.

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
•our ability to enhance our brand;
•the invasion of Ukraine by Russia and the effect of any resulting sanctions on our business;
•our ability to enter new marketing channels and new geographies;
•our ability to effectively scale our technology platform;
•our ability to attract and retain qualified employees and key personnel;
•our ability to maintain, protect and enhance our brand and intellectual property; and
•failures in our systems or infrastructure.

    You should also refer to Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2021, and to Part II, Item 1A "Risk Factors" of our subsequent quarterly reports on Form 10-Q for a discussion of important factors that may cause our actual results to differ materially from those expressed or implied by our forward-looking statements. As a result of these factors, we cannot assure you that the forward-looking statements in this Form 10-Q will prove to be accurate. Furthermore, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified time frame or at all. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.
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

PART I
Item 1. Financial Statements
CRITEO S.A. CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION (UNAUDITED)

	Notes	March 31, 2022	December 31, 2021
		(in thousands)
Assets
Current assets:
Cash and cash equivalents	3	$589,343	$515,527
Trade receivables, net of allowances of $48.7 million and $45.4 million at March 31, 2022 and December 31, 2021, respectively	4	479,636	581,988
Income taxes		10,131	8,784
Other taxes		72,869	73,388
Other current assets	5	45,460	34,182
Marketable securities - current portion	3	31,387	50,299
Total current assets		1,228,826	1,264,168
Property, plant and equipment, net		129,164	139,961
Intangible assets, net		79,441	82,627
Goodwill		328,125	329,699
Right of use assets - operating lease	7	110,784	120,257
Marketable securities - non current portion	3	—	5,000
Non-current financial assets		6,855	6,436
Deferred tax assets		32,145	35,443
Total non-current assets		686,514	719,423
Total assets		$1,915,340	$1,983,591

Liabilities and shareholders' equity
Current liabilities:
Trade payables		$374,601	$430,245
Contingencies	14	2,864	3,059
Income taxes		7,450	6,641
Financial liabilities - current portion	3	3,481	642
Lease liability - operating - current portion	7	31,373	34,066
Other taxes		58,780	60,236
Employee - related payables		93,817	98,136
Other current liabilities	6	40,149	39,523
Total current liabilities		612,515	672,548
Deferred tax liabilities		2,942	3,053
Defined benefit plans	8	4,638	5,531
Financial liabilities - non current portion	3	354	360
Lease liability - operating - non current portion	7	84,692	93,893
Other non-current liabilities		7,676	9,886
Total non-current liabilities		100,302	112,723
Total liabilities		712,817	785,271
Commitments and contingencies
Shareholders' equity:
Common shares, €0.025 par value, 65,905,394 and 65,883,347 shares authorized, issued and outstanding at March 31, 2022, and December 31, 2021, respectively.		2,150	2,149
Treasury stock, 5,327,644 and 5,632,536 shares at cost as of March 31, 2022 and December 31, 2021, respectively.		(137,330)	(131,560)
Additional paid-in capital		740,515	731,248
Accumulated other comprehensive income (loss)		(56,501)	(40,294)
Retained earnings		619,641	601,588
Equity-attributable to shareholders of Criteo S.A.		1,168,475	1,163,131
Non-controlling interests		34,048	35,189
Total equity		1,202,523	1,198,320
Total equity and liabilities		$1,915,340	$1,983,591

The accompanying notes form an integral part of these unaudited condensed consolidated financial statements.

CRITEO S.A.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

		Three Months Ended
	Notes	March 31, 2022	March 31, 2021
		(in thousands, except share per data)

Revenue	9	$510,567	$541,077

Cost of revenue:
Traffic acquisition costs		(293,650)	(327,667)
Other cost of revenue		(32,893)	(34,712)

Gross profit		184,024	178,698

Operating expenses:
Research and development expenses		(34,027)	(31,697)
Sales and operations expenses		(88,999)	(79,354)
General and administrative expenses		(33,336)	(33,428)
Total operating expenses		(156,362)	(144,479)
Income from operations		27,662	34,219
Financial and Other income (expense)	11	4,030	(718)
Income before taxes		31,692	33,501
Provision for income taxes	12	(10,414)	(10,051)
Net income		$21,278	$23,450

Net income available to shareholders of Criteo S.A.		$20,587	$22,406
Net income available to non-controlling interests		$691	$1,044

Weighted average shares outstanding used in computing per share amounts:
Basic	13	60,738,299	60,741,674
Diluted	13	63,613,550	64,077,409

Net income allocated to shareholders per share:
Basic	13	$0.34	$0.37
Diluted	13	$0.32	$0.35
The accompanying notes form an integral part of these unaudited condensed consolidated financial statements.

CRITEO S.A.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended
	March 31, 2022	March 31, 2021
	(in thousands)

Net income	$21,278	$23,450
Foreign currency translation differences, net of taxes	(19,218)	(36,983)
Actuarial (losses) gains on employee benefits, net of taxes	1,086	629
Other comprehensive income (loss)	$(18,132)	$(36,354)
Total comprehensive income	$3,146	$(12,904)
Attributable to shareholders of Criteo S.A.	$4,380	$(11,446)
Attributable to non-controlling interests	$(1,234)	$(1,458)
The accompanying notes form an integral part of these unaudited condensed consolidated financial statements.

CRITEO S.A.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)

	Share capital		Treasury Stock		Additional paid-in capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Equity - attributable to shareholders of Criteo S.A.	Non controlling interest	Total equity
	Common shares		Shares
	(in thousands, except share amounts )
Balance at December 31, 2020	66,272,106	$2,161	(5,632,536)	$(85,570)	$693,164	$16,027	$491,359	$1,117,142	$35,545	$1,152,687
Net income	—	—	—	—	—	—	22,406	22,406	1,044	23,450
Other comprehensive income (loss)	—	—	—	—	—	(33,852)	—	(33,852)	(2,502)	(36,354)
Issuance of ordinary shares	119,800	3	—	—	2,148	—	—	2,151	—	2,151
Change in treasury stocks	—	—	34,935	(1,693)	—	—	(3,237)	(4,930)	—	(4,930)
Share-Based Compensation	—	—	—	—	6,710	—	—	6,710	50	6,760
Other changes in equity	—	—	—	—	—	—	—	—	—	—
Balance at March 31, 2021	66,391,906	$2,164	(5,597,601)	$(87,263)	$702,022	$(17,825)	$510,528	$1,109,626	$34,137	$1,143,763

	Share capital		Treasury Stock		Additional paid-in capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Equity - attributable to shareholders of Criteo S.A.	Non controlling interest	Total equity
	Common shares		Shares
	(in thousands, except share amounts )
Balance at December 31, 2021	65,883,347	$2,149	(5,207,873)	$(131,560)	$731,248	$(40,294)	$601,588	$1,163,131	$35,189	$1,198,320
Net income	—	—	—	—	—	—	20,587	20,587	691	21,278
Other comprehensive income (loss)	—	—	—	—	—	(16,207)	—	(16,207)	(1,925)	(18,132)
Issuance of ordinary shares	22,047	1	—	—	319	—	—	320	—	320
Change in treasury stocks(*)	—	—	(119,771)	(5,770)	—	—	(2,534)	(8,304)	—	(8,304)
Share-Based Compensation	—	—	—	—	8,948	—	—	8,948	93	9,041
Other changes in equity	—	—	—	—	—	—	—	—	—	—
Balance at March 31, 2022	65,905,394	$2,150	(5,327,644)	$(137,330)	$740,515	$(56,501)	$619,641	$1,168,475	$34,048	$1,202,523
(*) On February 3, 2022, Criteo's board of directors authorized an extension of the share repurchase program to up to $280.0 million of the Company's outstanding American Depositary Shares. The change in treasury stocks is comprised of 303,342 shares repurchased at an average price of $27.4 offset by 183,571 treasury shares used for RSUs vesting.
The accompanying notes form an integral part of these unaudited condensed consolidated financial statements.

CRITEO S.A.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended
	March 31, 2022	March 31, 2021
	(in thousands)
Net income	$21,278	$23,450
Non-cash and non-operating items	34,726	30,017
- Amortization and provisions	26,611	17,225
- Net gain or (loss) on disposal of non-current assets	9	3,945
- Equity awards compensation expense (1)	9,489	7,215
- Change in deferred taxes	2,868	4,998
- Change in income taxes	(432)	(3,379)
- Other	(3,819)	13
Changes in working capital related to operating activities	18,926	23,895
- (Increase) / Decrease in trade receivables	92,738	47,226
- Increase / (Decrease) in trade payables	(49,672)	(10,640)
- (Increase) / Decrease in other current assets	(18,947)	(5,050)
- Increase/ (Decrease) in other current liabilities	(3,182)	(4,527)
- Change in operating lease liabilities and right of use assets	(2,011)	(3,114)
Cash from operating activities	74,930	77,362
Acquisition of intangible assets, property, plant and equipment	(10,857)	(11,953)
Change in accounts payable related to intangible assets, property, plant and equipment	5,293	(1,827)
Change in other non-current financial assets	22,489	(3,252)
Cash (used for) from investing activities	16,925	(17,032)
Proceeds from borrowings under line-of-credit agreement	78,513	—
Repayment of borrowings	(78,513)	(182)
Proceeds from exercise of stock options	271	2,074
Repurchase of treasury stocks	(8,304)	(4,930)
Change in other financial liabilities	6,666	(378)
Cash (used for) from financing activities	(1,367)	(3,416)
Effect of exchange rates changes on cash and cash equivalents	(16,672)	(24,865)
Net increase in cash and cash equivalents	73,816	32,049
Net cash and cash equivalents at beginning of period	515,527	488,011
Net cash and cash equivalents at end of period	$589,343	$520,060

Supplemental disclosures of cash flow information
Cash paid for taxes, net of refunds	(7,978)	(8,432)
Cash paid for interest	(365)	(367)
(1) Of which $9.0 million and $6.8 million of equity awards compensation expense consisted of share-based compensation expense according to ASC 718 Compensation - stock compensation for the three months ended March 31, 2022 and 2021, respectively.

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

We are leading the way of commerce media — a new approach to advertising that combines commerce data and machine learning to target consumers throughout their shopping journey and help marketers and media owners drive commerce outcomes (sales, leads, advertising revenue).

We help marketers and media owners activate 1st-party, privacy-safe data and drive better commerce outcomes through our Commerce Media Platform, a suite of products:
•that offer marketers (brands, retailers, and agencies) the ability to easily reach consumers anywhere throughout their shopping journey and measure their advertising campaigns
•that offer media owners (publishers and retailers) the ability to monetize their advertising and promotions inventory for commerce anywhere where consumers spend their time
•sitting on top of a dataset and technology that power our entire offering.

In these notes, Criteo S.A. is referred to as the "Parent" company and together with its subsidiaries, collectively, as "Criteo," the "Company," the "Group," or "we".

Note 1. Summary of Significant Accounting Policies

Basis of Presentation

The unaudited condensed consolidated financial statements included herein (the "Unaudited Condensed Consolidated Financial Statements") have been prepared by Criteo pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on February 25, 2022. The unaudited condensed consolidated financial statements included herein reflect all adjustments (consisting of normal, recurring adjustments) which are, in the opinion of management, necessary to state fairly the results for the interim periods presented. The results of operations for the interim periods presented are not necessarily indicative of the operating results to be expected for any subsequent interim period or for the fiscal year.

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

There have been no changes to our significant accounting policies described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

Accounting Pronouncements Adopted in 2022

Effective January 1, 2022, we have adopted the Financial Accounting Standards Board ("FASB") Accounting Standards Update ("ASU") Government Assistance (Topic 832): Disclosure by Business Entities about Government Assistance (ASU 2021-10), which improves the transparency of government assistance received by most business entities by requiring the disclosure of: (1) the types of government assistance received; (2) the accounting for such assistance; and (3) the effect of the assistance on a business entity's financial statements. We have enhanced our disclosures as a result of this pronouncement.

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

Criteo's Marketing Solutions segment allows commerce companies to address multiple marketing goals by engaging their consumers with personalized ads across the web, mobile and offline store environments.

Criteo's Retail Media segment allows retailers to generate advertising revenues from consumer brands, and/or to drive sales for themselves, by monetizing their data and audiences through personalized ads, either on their own digital property or on the open Internet, that address multiple marketing goals.

Segment operating results, Contribution ex-TAC, is Criteo's segment profitability measure and reflects our gross profit plus other costs of revenue.

The following table shows revenue by reportable segment:

	Three Months Ended
	March 31, 2022	March 31, 2021
	(in thousands)
Marketing Solutions	$463,888	483,190
Retail Media	46,679	57,887
Total Revenue	$510,567	$541,077
The following table shows Contribution ex-TAC by reportable segment and its reconciliation to the Company’s Consolidated Statements of Operation:

	Three Months Ended
	March 31, 2022	March 31, 2021
	(in thousands)
Contribution ex-TAC
Marketing Solutions	$186,088	$192,317
Retail Media	30,829	21,093
	$216,917	$213,410

Other costs of sales	(32,893)	(34,712)
Gross profit	$184,024	$178,698
Operating expenses
Research and development expenses	(34,027)	(31,697)
Sales and operations expenses	(88,999)	(79,354)
General and administrative expenses	(33,336)	(33,428)
Total Operating expenses	(156,362)	(144,479)

Income from operations	$27,662	$34,219
Financial and Other Income (Expense)	4,030	(718)
Income before tax	$31,692	$33,501
The Company's chief operating decision maker, or CODM, does not review any other financial information for our two segments, other than Contribution ex-TAC, at the reportable segment level.

Note 3. Financial Instruments
Financial assets
The maximum exposure to credit risk at the end of each reported period is represented by the carrying amount of financial assets and summarized in the following table:

	March 31, 2022	December 31, 2021
	(in thousands)
Trade receivables, net of allowances	479,636	581,988
Other taxes	72,869	73,388
Other current assets	45,460	34,182
Non-current financial assets	6,855	6,436
Marketable securities	31,387	55,299
Total	$636,207	$751,293

For our financial assets, other than trade receivables, net of allowances, the fair value approximates the carrying amount, given the nature of the financial assets and the maturity of the expected cash flows.

Financial Liabilities

	March 31, 2022	December 31, 2021
	(in thousands)
Trade payables	$374,601	$430,245
Other taxes	58,780	60,236
Employee-related payables	93,817	98,136
Other current liabilities	40,149	39,523
Financial liabilities	3,835	1,002
Total	$571,182	$629,142

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

	March 31, 2022	December 31, 2021

	(in thousands)
Derivative Assets:
Included in other current assets	$—	$60

Derivative Liabilities:
Included in financial liabilities - current portion	$3,287	$—

The fair value of derivative financial instruments approximates the notional amount, given the nature of the derivative financial instruments and the maturity of the expected cash flows.

Cash and Cash Equivalents
The following table presents for each reporting period, the breakdown of cash and cash equivalents:

	March 31, 2022	December 31, 2021

	(in thousands)
Cash equivalents	$78,782	$137,228
Cash on hand	510,561	378,299
Total cash and cash equivalents	$589,343	$515,527

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

Marketable Securities

The following table presents for each reporting period, the breakdown of the fair value of marketable securities:

	March 31, 2022	December 31, 2021

	(in thousands)
Securities Available-for-sale
Term Deposits	$21,385	$22,652
Securities Held-to-maturity
Term Deposits	$10,000	$32,647
Total	$31,385	$55,299

The gross unrealized gains on our marketable securities were not material as of March 31, 2022.
Term deposits are considered a level 2 financial instrument as they are measured using valuation techniques based on observable market data.
The following table classifies our marketable securities by contractual maturities:

	Held-to-maturity	Available-for-sale
	March 31, 2022

	(in thousands)
Due in one year	$10,000	$21,385
Due in one to five years	$—	$—
Total	$10,000	$21,385

Note 4. Trade Receivables
The following table shows the breakdown in trade receivables net book value for the presented periods:

	March 31, 2022	December 31, 2021

	(in thousands)
Trade accounts receivables	$528,294	$627,379
(Less) Allowance for credit losses	(48,658)	(45,391)
Net book value at end of period	$479,636	$581,988
Changes in allowance for credit accounts are summarized below:

	2022	2021

	(in thousands)
Balance at January 1	$(45,391)	$(16,068)
Allowance for credit losses	(7,291)	(2,759)
Reversal of provision	2,633	3,306
Currency translation adjustment	1,391	658
Balance at March 31	$(48,658)	$(38,694)
We write off accounts receivable balances once the receivables are no longer deemed collectible. In the first quarter of 2022, Criteo recorded a bad debt reserve of $2.7 million associated with the adverse economic impacts of the Russian invasion of Ukraine.

During the three month period ended March 31, 2022, and March 31, 2021, the Company recovered $0.6 million, and $0.5 million, respectively, previously reserved for, and accounted for this as a reversal of provision.
As of March 31, 2022 and December 31, 2021 no customer accounted for 10% or more of trade receivables.

Note 5. Other Current Assets
The following table shows the breakdown in other current assets net book value for the presented periods:

	March 31, 2022	December 31, 2021

	(in thousands)
Prepayments to suppliers	$12,840	$9,640
Other debtors	4,272	9,259
Prepaid expenses	28,348	15,283
Net book value at end of period	$45,460	$34,182
Prepaid expenses mainly consist of costs related to SaaS arrangements.

Note 6. Other Current Liabilities
Other current liabilities are presented in the following table:

	March 31, 2022	December 31, 2021

	(in thousands)
Current liabilities to clients	$16,214	$16,423
Rebates	16,714	17,423
Accounts payable relating to capital expenditures	4,251	4,507
Other creditors	1,911	1,088
Deferred revenue	1,059	82
Total	$40,149	$39,523

Note 7. Leases
The components of lease expense are as follows:

	Three Months Ended
	March 31, 2022			March 31, 2021
	Offices	Data Centers	Total	Offices	Data Centers	Total
	(in thousands)
Lease expense	$4,409	$5,207	$9,616	$6,543	$6,398	$12,941
Short term lease expense	151	3	154	76	7	83
Variable lease expense	50	5	55	144	73	217
Sublease income	(172)		(172)	(188)	—	(188)
Total operating lease expense	$4,438	$5,215	$9,653	$6,575	$6,478	$13,053

As of March 31, 2022, we have additional operating leases, that have not yet commenced which will result in additional operating lease liabilities and right of use assets:

	Offices	Data Centers
	(in thousands)
Additional operating lease liabilities	$—	$13,523
Additional right of use assets	$—	$13,523
These operating leases will commence during the fiscal year ending December 31, 2022.

Note 8. Employee Benefits

Defined Benefit Plans
According to the French law and the Syntec Collective Agreement, French employees are entitled to compensation paid on retirement.
The following table summarizes the changes in the projected benefit obligation:

Projected benefit obligation
(in thousands)
Projected benefit obligation present value at January 1, 2021	$6,167
Service cost	1,324
Interest cost	51
Actuarial losses (gains)	(1,543)
Currency translation adjustment	(468)
Projected benefit obligation present value at December 31, 2021	$5,531
Service cost	276
Interest cost	19
Actuarial losses (gains)	(1,086)
Currency translation adjustment	(102)
Projected benefit obligation present value at March, 31, 2022	$4,638
The Company does not hold any plan assets for any of the periods presented.
The main assumptions used for the purposes of the actuarial valuations are listed below:

	Three Months Ended	Year ended
	March 31, 2022	December 31, 2021
Discount rate (Corp AA)	2.25%	1.40%
Expected rate of salary increase	5%	5%
Expected rate of social charges	49% - 50%	49% - 50%
Expected staff turnover	—% - 17.8%	—% - 17.8%
Estimated retirement age	Progressive table	Progressive table
Life table	TH-TF 2000-2002 shifted	TH-TF 2000-2002 shifted

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

	Three Months Ended
	March 31, 2022	March 31, 2021
	(in thousands)
Defined contributions plans included in personnel expenses	$(3,858)	$(5,553)

Note 9. Revenue

Disaggregation of revenue
The following table presents our disaggregated revenues:

	Marketing Solutions	Retail Media	Total
For the three months ended	(in thousands)

March 31, 2022	$463,888	$46,679	$510,567
March 31, 2021	$483,190	$57,887	$541,077

Note 10. Share-Based Compensation
Criteo's board of directors ("board of directors") has been authorized by the general meeting of the shareholders to grant employee warrants (Bons de Souscription de Parts de Créateur d’Entreprise or "BSPCEs"), share options (Options de Souscription d'Actions or "OSAs"), restricted share units ("RSUs") and non-employee warrants (Bons de Souscription d'Actions or "BSAs").
During the three months ended March 31, 2022, there was one grant of RSUs under the Employee Share Option Plan 14 as defined in Note 20 to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2021.
On February 24, 2022, 348,134 RSUs were granted to Criteo employees subject to continued employment and 378,387 PSUs were granted to members of the management subject to continued employment.
There have been no changes in the vesting and method of valuation of the BSPCEs, OSAs, RSUs, or BSAs from what was disclosed in Note 19 to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on February 25, 2022.

Change in number of outstanding BSPCE / OSA / RSU / BSA

	OSA/BSPCE	RSU/PSU	BSA	Total
Balance at January 1, 2022	570,801	5,299,356	343,775	6,213,932
Granted	—	726,521	—	726,521
Exercised (OSA/BSPCE/BSA)	(22,047)	—	—	(22,047)
Vested (RSU)	—	(184,443)	—	(184,443)
Forfeited	(23,420)	(339,704)	—	(363,124)
Expired	—	—	—	—
Balance at March 31, 2022	525,334	5,501,730	343,775	6,370,839

Breakdown of the Closing Balance

	OSA/BSPCE	RSU	BSA
Number outstanding	525,334	5,501,730	343,775
Weighted-average exercise price	€19.41	NA	€15.12
Number vested	256,600	—	278,790
Weighted-average exercise price	€25.21	NA	€15.75
Weighted-average remaining contractual life of options outstanding, in years	5.54	NA	5.54

Reconciliation with the Unaudited Consolidated Statements of Income

	Three Months Ended
	March 31, 2022				March 31, 2021
	(in thousands)
	R&D	S&O	G&A	Total	R&D	S&O	G&A	Total
RSUs	$(3,968)	$(2,611)	$(2,404)	$(8,983)	$(2,496)	$(1,649)	$(2,288)	$(6,433)
Share options / BSPCE	—	45	(103)	(58)	—	(105)	(222)	(327)
Total share-based compensation	(3,968)	(2,566)	(2,507)	(9,041)	(2,496)	(1,754)	(2,510)	(6,760)
BSAs	—	—	(448)	(448)	—	—	(455)	(455)
Total equity awards compensation expense	$(3,968)	$(2,566)	$(2,955)	$(9,489)	$(2,496)	$(1,754)	$(2,965)	$(7,215)

Note 11. Financial and Other Income and Expenses
The condensed consolidated statements of income line item “Financial income (expense)” can be broken down as follows:

	Three Months Ended
	March 31, 2022	March 31, 2021
	(in thousands)

Financial income from cash equivalents	$133	$128
Interest and fees	(547)	(540)
Interest on debt	(530)	(417)
Fees	(17)	(123)
Foreign exchange gain (loss)	4,463	(798)
Other financial expense	(19)	492
Total Financial and Other income (expense)	$4,030	$(718)
The $4.0 million financial and other income and the $0.7 million financial and other expenses for the three months ended March 31, 2022 and March 31, 2021, respectively, were driven by the recognition of a positive impact of foreign exchange reevaluations net of related hedging and the up-front fees amortization, the non-utilization costs, the financial expense relating to our available Revolving Credit Facility ("RCF") financing.
At March 31, 2022, our exposure to foreign currency risk was centralized at Criteo S.A. and hedged using foreign currency swaps or forward purchases or sales of foreign currencies.

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
The condensed consolidated statements of income line item “Provision for income taxes” can be broken down as follows:

	Three Months Ended
	March 31, 2022	March 31, 2021
	(in thousands)
Current income tax	$(7,546)	$(5,053)
Net change in deferred taxes	(2,868)	(4,998)
Provision for income taxes	$(10,414)	$(10,051)

For the three months ended March 31, 2022 and March 31, 2021, we used an annual estimated tax rate of 33% and 30%, respectively, to calculate the provision for income taxes.
Current tax assets and liabilities
The total amount of current tax assets and liabilities consists mainly of prepayments of income taxes and credits of Criteo S.A., Criteo Corp., and Criteo GmbH.

Note 13. Earnings Per Share
Basic Earnings Per Share
We calculate basic earnings per share by dividing the net income for the period attributable to shareholders of the Parent by the weighted average number of shares outstanding.

	Three Months Ended
	March 31, 2022	March 31, 2021
Net income attributable to shareholders of Criteo S.A.	$20,587	$22,406
Weighted average number of shares outstanding	60,738,299	60,741,674
Basic earnings per share	$0.34	$0.37
Diluted Earnings Per Share
We calculate diluted earnings per share by dividing the net income attributable to shareholders of the Parent by the weighted average number of shares outstanding plus any potentially dilutive shares not yet issued from share-based compensation plans (see Note 10). There were no other potentially dilutive instruments outstanding as of March 31, 2022 and March 31, 2021. Consequently, all potential dilutive effects from shares are considered.
For each period presented, a contract to issue a certain number of shares (i.e, share option, non-employee warrant, employee warrant ("BSPCE")) is assessed as potentially dilutive if it is “in the money” (i.e., the exercise or settlement price is lower than the average market price).

	Three Months Ended
	March 31, 2022	March 31, 2021
Net income attributable to shareholders of Criteo S.A.	$20,587	$22,406
Weighted average number of shares outstanding of Criteo S.A.	60,738,299	60,741,674
Dilutive effect of :
Restricted share awards ("RSUs")	2,591,530	2,972,382
Share options and BSPCE	179,089	296,071
Share warrants	104,632	67,282
Weighted average number of shares outstanding used to determine diluted earnings per share	63,613,550	64,077,409
Diluted earnings per share	$0.32	$0.35
The weighted average number of securities that were anti-dilutive for diluted EPS for the periods presented but which could potentially dilute EPS in the future are as follows:

	Three Months Ended
	March 31, 2022	March 31, 2021

Restricted share awards	58,840	332,300
Share options and BSPCE	—	—
Weighted average number of anti-dilutive securities excluded from diluted earnings per share	58,840	332,300

Note 14. Commitments and contingencies
Commitments
Revolving Credit Facilities, Credit Line Facilities and Bank Overdrafts
We are party to an RCF with a syndicate of banks which allows us to draw up to €294.0 million ($326.4 million).
We are also party to short-term credit lines and overdraft facilities with HSBC plc, BNP Paribas and LCL with an authorization to draw up to a maximum of €21.5 million ($23.9 million) in the aggregate under the short-term credit lines and overdraft facilities. As of March 31, 2022, we had not drawn on any of these facilities. Any loans or overdrafts under these short-term facilities bear interest based on the one month EURIBOR rate or three month EURIBOR rate. As these facilities are exclusively short-term credit and overdraft facilities, our banks have the ability to terminate such facilities on short notice.
Contingencies
Changes in provisions during the presented periods are summarized below:

	Provision for employee-related litigation	Other provisions	Total
	(in thousands)
Balance at January 1, 2022	$1,117	$1,942	$3,059
Increase	17	—	17
Provision used	(79)	—	(79)
Provision released not used*	(65)	—	(65)
Currency translation adjustments	(31)	(37)	(68)
Balance at March 31, 2022	$959	$1,905	$2,864
- of which current	959	1,905	2,864
*Due to changes in management's latest estimates
The amount of the provisions represents management’s latest estimate of the expected impact.

Regulatory matters
As indicated in our Annual Report on Form 10-K for the year ended December 31, 2021, in November 2018, Privacy International filed a complaint with certain data protection authorities, including France's Commission Nationale de l'Informatique et des Libertés ("CNIL"), against Criteo and a number of other similarly situated advertising technology companies, arguing that certain of these companies' practices do not comply with the European Union's General Data Protection Regulation ("GDPR"). In January 2020, CNIL opened a formal investigation into Criteo in response to this complaint, which is still ongoing as per CNIL’s notification to Criteo dated June 23, 2021, which notified the Company of the appointment of an investigator (rapporteur). There can be no assurance that actions by the Company will not be required as a result of the investigation. However, at the current phase of the investigation, due to the absence of any specific grievance or sanction and the lack of any legal grounds therefor, we consider this to be an unasserted claim for which an unfavorable outcome is only reasonably possible, and the amount of the potential loss cannot be reasonably estimated in accordance with "ASC 450 Contingencies”, therefore, we have not accrued a loss contingency.

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

	Americas	EMEA	Asia-Pacific	Total
For the three months ended:	(in thousands)

March 31, 2022	$194,847	$193,954	$121,766	$510,567
March 31, 2021	$203,900	$212,096	$125,081	$541,077
Revenue generated in France, the country of incorporation of the Parent, amounted to $30.8 million and $37.7 million for the three months ended March 31, 2022 and 2021, respectively.

Revenue generated in other significant countries where we operate is presented in the following table:

	Three Months Ended
	March 31, 2022	March 31, 2021
	(in thousands)
Americas
United States	$171,864	$184,084
EMEA
Germany	$55,455	$53,596
United Kingdom	$18,647	$23,292
Asia-Pacific
Japan	$77,975	$84,212

Other Information
For each reported period, non-current assets (corresponding to the net book value of tangible and intangible assets, excluding right of use assets related to lease agreements) are presented in the table below. The geographical information includes results from the locations of legal entities.

			Of which			Of which
	Holding	Americas	United States	EMEA	Asia-Pacific	Japan	Singapore	Total
(in thousands)

March 31, 2022	$88,303	$83,755	$82,504	$5,619	$30,928	$12,001	$14,824	$208,605
December 31, 2021	$97,627	$84,954	$83,843	$6,036	$33,971	$14,159	$15,650	$222,588

Note 16. Related Parties
There were no significant related-party transactions pursuant to ASC 850 during the period nor any change in the nature of the transactions as described in Note 25 to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

Note 17. Subsequent Events
The Company evaluated all subsequent events that occurred after March 31, 2022 through the date of issuance of the unaudited condensed consolidated financial statements and determined there are no significant events that require adjustments or disclosure.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the Securities and Exchange Commission, or "SEC", on February 25, 2022.

Critical Accounting Policies and Estimates

There have been no material changes to our critical accounting policies and estimates from the information provided in Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations," included in our Annual Report filed on Form 10-K for the year ended December 31, 2021.

Recently Issued Pronouncements

See "Recently Issued Accounting Standards" under Note 1, "Summary of Significant Accounting Policies," of the Notes to Unaudited Condensed Consolidated Financial Statements for a discussion of certain accounting standards that have been issued during 2022.

Use of Non-GAAP Financial Measures

This Form 10-Q includes the following financial measures defined as non-GAAP financial measures by the SEC: Contribution ex-TAC, Adjusted EBITDA and Adjusted Net Income. These measures are not calculated in accordance with U.S. GAAP.
Contribution ex-TAC is a profitability measure akin to gross profit. It is calculated by deducting traffic acquisition costs ("TAC") from revenue and reconciled to gross profit through the exclusion of other cost of revenue. Contribution ex-TAC is not a measure calculated in accordance with U.S. GAAP. We have included Contribution ex-TAC because it is a key measure used by our management and board of directors to evaluate operating performance, generate future operating plans and make strategic decisions. In particular, we believe that this measure can be useful for period-to-period comparisons of our business. Accordingly, we believe that Contribution ex-TAC provides useful information to investors and others in understanding and evaluating our results of operations in the same manner as our management and board of directors.
Adjusted EBITDA is our consolidated earnings before financial income (expense), income taxes, depreciation and amortization, adjusted to eliminate the impact of equity awards compensation expense, pension service costs and restructuring related and transformation costs. Adjusted EBITDA and Adjusted EBITDA margin are key measures used by our management and board of directors to understand and evaluate our core operating performance and trends, to prepare and approve our annual budget and to develop short- and long-term operational plans. In particular, we believe that by eliminating equity awards compensation expense, pension service costs and restructuring related and transformation costs, Adjusted EBITDA and Adjusted EBITDA margin can provide useful measures for period-to-period comparisons of our business. Accordingly, we believe that Adjusted EBITDA and Adjusted EBITDA margin provide useful information to investors and the market generally in understanding and evaluating our results of operations in the same manner as our management and board of directors.
Adjusted Net Income is our net income adjusted to eliminate the impact of equity awards compensation expense, amortization of acquisition-related intangible assets, restructuring related and transformation costs and the tax impact of these adjustments. Adjusted Net Income and Adjusted diluted EPS are key measures used by our management and board of directors to evaluate operating performance, generate future operating plans and make strategic decisions regarding the allocation of capital. In particular, we believe that by eliminating equity awards compensation expense, amortization of acquisition-related intangible assets, restructuring related and transformation costs and the tax impact of these adjustments, Adjusted Net Income and Adjusted diluted EPS can provide useful measures for period-to-period comparisons of our business. Accordingly, we believe that Adjusted Net Income and Adjusted diluted EPS provide useful information to investors and the market generally in understanding and evaluating our results of operations in the same manner as our management and board of directors.

Please refer to the supplemental financial tables provided for a reconciliation of Contribution ex-TAC to gross profit, Adjusted EBITDA to net income, and Adjusted Net Income to net income in each case, the most comparable U.S. GAAP measurement. Our use of non-GAAP financial measures has limitations as an analytical tool, and you should not consider them in isolation or as a substitute for analysis of our financial results as reported under U.S. GAAP. Some of these limitations are: (1) other companies, including companies in our industry which have similar business arrangements, may address the impact of TAC differently; and (2) other companies may report Contribution ex-TAC, Adjusted EBITDA, Adjusted Net Income, or similarly titled measures but calculate them differently or over different regions, which reduces their usefulness as comparative measures. Because of these and other limitations, you should consider these measures alongside our U.S. GAAP financial results, including revenue and net income.

Condensed Consolidated Statements of Income Data (Unaudited):

	Three Months Ended
	March 31, 2022	March 31, 2021
	(in thousands, except share and per share data)

Revenue	$510,567	$541,077

Cost of revenue (1)
Traffic acquisition costs	(293,650)	(327,667)
Other cost of revenue	(32,893)	(34,712)
Gross profit	184,024	178,698

Operating expenses
Research and development expenses (1)	(34,027)	(31,697)
Sales and operations expenses (1)	(88,999)	(79,354)
General and administrative expenses (1)	(33,336)	(33,428)
Total operating expenses	(156,362)	(144,479)
Income from operations	27,662	34,219
Financial and Other income (expense)	4,030	(718)
Income before taxes	31,692	33,501
Provision for income taxes	(10,414)	(10,051)
Net income	$21,278	$23,450
Net income available to shareholders of Criteo S.A.	$20,587	$22,406

Net income allocated to shareholders per share:
Basic	$0.34	$0.37
Diluted	$0.32	$0.35

Weighted average shares outstanding used in computing per share amounts:
Basic	60,738,299	60,741,674
Diluted	63,613,550	64,077,409
(1)Cost of revenue and operating expenses include equity awards compensation expense, pension service costs, depreciation and amortization expense, restructuring related and transformation costs, and acquisition-related costs:

Detailed Information on Selected Items (unaudited):

	Three Months Ended
	March 31, 2022	March 31, 2021
	(in thousands)
Equity awards compensation expense
Research and development expenses	$3,967	$2,496
Sales and operations expenses	2,568	2,369
General and administrative expenses	2,955	3,017
Total equity awards compensation expense	$9,490	$7,882

Pension service costs
Research and development expenses	142	175
Sales and operations expenses	40	53
General and administrative expenses	93	110
Total pension service costs (a)	$275	$338

Depreciation and amortization expense
Cost of revenue (data center equipment)	14,632	15,244
Research and development expenses (b)	3,293	1,753
Sales and operations expenses (c)	3,609	3,954
General and administrative expenses	610	903
Total depreciation and amortization expense	$22,144	$21,854

Acquisition-related costs
General and administrative expenses	2,544	—
Total acquisition-related costs	$2,544	$—

Restructuring related and transformation (gain) costs
Research and development expenses	9	1,436
Sales and operations expenses	456	7,367
General and administrative expenses	245	2,833
Total Restructuring related and transformation (gain) costs	$710	$11,636
(a) Effective January 1, 2012, actuarial gains and losses are recognized in other comprehensive income.
(b) Includes acquisition-related amortization of intangible assets of $1.5 million and $0.7 million for the three months ended March 31, 2022 and 2021, respectively .
(c) Includes acquisition-related amortization of intangible assets of $2.1 million and $2.2 million for the three months ended March 31, 2022 and 2021, respectively.

Detailed Information on Restructuring related and Transformation costs (unaudited):

	Three Months Ended
	March 31, 2022	March 31, 2021
	(in thousands)
(Gain) from forfeitures of share-based compensation awards	—	(666)
Facilities related (gain) costs	533	6,616
Payroll related (gain) costs	—	5,152
Consulting costs related to transformation	177	534
Total restructuring related and transformation (gain) costs	$710	$11,636
For the three months ended March 31, 2022 and March 31, 2021, respectively, the cash outflows related to restructuring related and transformation costs were $0.9 million and $6.1 million, and were mainly comprised of payroll costs, broker and termination penalties related to real-estate facilities and other consulting fees.

Consolidated Statements of Financial Position Data (unaudited):

	March 31, 2022	December 31, 2021

	(in thousands)
Cash and cash equivalents	$589,343	$515,527
Total assets	1,915,340	1,983,591
Trade receivables, net of credit losses	479,636	581,988
Total financial liabilities	3,835	1,002
Total liabilities	712,817	785,271
Total equity	$1,202,523	$1,198,320

Other Financial and Operating Data (unaudited):

	Three Months Ended
	March 31, 2022	March 31, 2021
	(in thousands, except client data)
Number of clients	21,597	20,626
Contribution ex-TAC (3)	$216,917	$213,410
Adjusted Net Income (4)	$33,774	$43,152
Adjusted EBITDA (5)	$62,825	$75,929

(3) We define Contribution ex-TAC as a profitability measure akin to gross profit. It is calculated by deducting traffic acquisition costs from revenue and reconciled to gross profit through the exclusion of other cost of revenue. Contribution ex-TAC is not a measure calculated in accordance with U.S. GAAP. We have included Contribution ex-TAC because it is a key measure used by our management and board of directors to evaluate operating performance, generate future operating plans and make strategic decisions. In particular, we believe that this measure can be useful for measuring for period-to-period comparisons of our business. Accordingly, we believe that Contribution ex-TAC provides useful information to investors and others in understanding and evaluating our results of operations in the same manner as our management and board of directors. Our use of Contribution ex-TAC has limitations as an analytical tool, and you should not consider them in isolation or as a substitute for analysis of our financial results as reported under U.S. GAAP. Some of these limitations are: (a) other companies, including companies in our industry which have similar business arrangements, may address the impact of TAC differently; (b) other companies may report Contribution ex-TAC or similarly titled measures but calculate them differently, which reduces their usefulness as a comparative measure. Because of these and other limitations, you should consider Contribution ex-TAC alongside our other U.S. GAAP financial result measures. The below table provides a reconciliation of Contribution ex-TAC to gross profit:

	Three Months Ended
	March 31, 2022	March 31, 2021

Gross Profit	$184,024	$178,698

Other Cost of Revenue	32,893	34,712

Contribution ex-TAC (1)	$216,917	$213,410

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

	Three Months Ended
	March 31, 2022	March 31, 2021
	(in thousands)
Net income	$21,278	$23,450
Adjustments:
Equity awards compensation expense	9,490	7,882
Amortization of acquisition-related intangible assets	3,708	2,935
Acquisition-related costs	2,544	—
Restructuring related and transformation (gain) costs	710	11,636
Tax impact of the above adjustments	(3,956)	(2,751)
Adjusted Net Income	$33,774	$43,152

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

	Three Months Ended
	March 31, 2022	March 31, 2021
	(in thousands)
Net income	$21,278	$23,450
Adjustments:
Financial expense	(4,030)	718
Provision for income taxes	10,414	10,051
Equity awards compensation expense	9,490	7,882
Pension service costs	275	338
Depreciation and amortization expense	22,144	21,854
Acquisition-related costs	2,544	—
Restructuring related and transformation (gain) costs	710	11,636
Total net adjustments	41,547	52,479
Adjusted EBITDA	$62,825	$75,929

Results of Operations for the Periods Ended March 31, 2022 and March 31, 2021 (Unaudited)
Revenue breakdown by segment
Beginning in the first quarter of 2022 and 2021, we report our segments results as Marketing Solutions and Retail Media:
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

Three months ended March 31, 2022 compared to the three months ended March 31, 2021

	Three Months Ended
	March 31, 2022	March 31, 2021	2022 vs 2021
	(in thousands)
Revenue as reported	$510,567	$541,077	(6)%
Conversion impact U.S. dollar/other currencies	$25,595
Revenue at constant currency (1)	$536,162	$541,077	(1)%

Marketing Solutions as reported	$463,888	$483,190	(4)%
Conversion impact U.S. dollar/other currencies	$25,082
Marketing Solutions at constant currency (1)	488,970	483,190	1%

Retail Media as reported (2)	46,679	57,887	(19)%
Conversion impact U.S. dollar/other currencies	$513
Retail Media at constant currency (1)	47,192	57,887	(18)%
Revenue for the three months ended March 31, 2022 decreased (6)%, or (1)% on a constant currency basis, to $510.6 million compared to the three months ended March 31, 2021.

In the quarter, 88% of revenue came from existing clients while 12% came from new client additions. We added 971 net new clients year-over-year across regions.

Marketing Solutions revenue decreased (4)%, or increased 1% on a constant currency basis, to $463.9 million for the three months ended March 31, 2022, driven by healthy demand from Retail clients, both on our retargeting and audience targeting solutions, partially offset by anticipated identity and privacy changes and the suspension of the Company's operations in Russia.

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
(2) Criteo operates as two reportable segments from December 31, 2021. The table above presents the operating results of our Marketing Solutions and Retail Media segments. A strategic building block of Criteo’s Commerce Media Platform, the Retail Media Platform, introduced in June 2020, and reported under the retail media segment, is a self-service solution providing transparency, measurement and control to brands and retailers. In all arrangements running on this platform, Criteo recognizes revenue on a net basis, whereas revenue from arrangements running on legacy Retail Media solutions are accounted for on a gross basis. We expect most clients using Criteo’s legacy Retail Media solutions to transition to this platform by the second half of 2022. As new clients onboard and existing clients transition to the Retail Media Platform, Revenue may decline but Contribution ex-TAC margin is expected to increase. Contribution ex-TAC is not impacted by this transition.

Retail Media revenue decreased (19)%, or (18)% on a constant currency basis, to $46.7 million for the three months ended March 31, 2022, reflecting the impact of recognizing revenue on a net basis for clients transitioning to the Company's platform. Criteo's platform accounts for a fast-growing share of Retail Media onsite revenue, or about 81% in the first quarter of 2022, and its revenue is accounted for on a net basis. In the prior year period, approximately 18% of retail media onsite revenue was accounted for on a net basis, and as a result of this transition to a full platform business, the growth of Retail Media revenue is temporarily impacted. Reflecting the underlying economic performance, Retail Media's Contribution ex-TAC increased 46% (or 48% on a constant currency basis) in the first quarter of 2022, driven by continued strength in Retail Media onsite, in particular in the U.S. market, and growing network effects of the platform.

Additionally, our $510.6 million of revenue for the three months ended March 31, 2022 was negatively impacted by $25.6 million of currency fluctuations, particularly as a result of the depreciation of the Euro, British Pound, Turkish Lira, Russian Ruble, Japanese Yen and the Brazilian real compared to the U.S. dollar.

Revenue breakdown by region
Three months ended March 31, 2022 compared to the three months ended March 31, 2021

	Three Months Ended
	March 31, 2022	March 31, 2021	2022 vs 2021
	(in thousands)
Revenue as reported	$510,567	$541,077	(6)%
Conversion impact U.S. dollar/other currencies	$25,595
Revenue at constant currency (1)	536,162	541,077	(1)%
Americas
Revenue as reported	194,847	203,900	(4)%
Conversion impact U.S. dollar/other currencies	$(594)
Revenue at constant currency (1)	194,253	203,900	(5)%
EMEA
Revenue as reported	193,954	212,096	(9)%
Conversion impact U.S. dollar/other currencies	$15,995
Revenue at constant currency (1)	209,949	212,096	(1)%
Asia-Pacific
Revenue as reported	121,766	125,081	(3)%
Conversion impact U.S. dollar/other currencies	$10,194
Revenue at constant currency(1)	$131,960	$125,081	5%
Revenue by region

Our revenue in the Americas region decreased (4)% (or (5)% on a constant currency basis) to $194.8 million for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. This primarily reflects the impact of recognizing revenue on a net basis for Retail Media clients transitioning to the Company's platform, partially offset by continued strong performance of Retail Media as the platform continues to scale with large retailers and consumer brands, as well as positive retail trends and a rebound in travel.

Our revenue in EMEA decreased (9)% (or (1)% on a constant currency basis), to $194.0 million for the three months ended March 31, 2022 compared to the three months ended March 31, 2021, reflecting mixed retail trends with strength in Germany and emerging markets offsetting softness in the U.K. and France, and solid traction in Retail Media.

Our revenue in the Asia-Pacific region decreased (3)% (or increased 5% on a constant currency basis), to $121.8 million for the three months ended March 31, 2022 compared to the three months ended March 31, 2021, reflecting the recovery of our retail business in the region and soft Classifieds trends.

Cost of Revenue
Three months ended March 31, 2022 compared to the three months ended March 31, 2021

	Three Months Ended		% change
	March 31, 2022	March 31, 2021	2022 vs 2021

	(in thousands, except percentages)
Traffic acquisition costs*	$(293,650)	$(327,667)	(10)%
Other cost of revenue	$(32,893)	$(34,712)	(5)%
Total Cost of Revenue	$(326,543)	$(362,379)	(10)%
% of revenue	(64)%	(67)%
Gross profit %	36%	33%
*Traffic acquisition costs breakdown by solution:

	Three Months Ended		% change
	March 31, 2022	March 31, 2021	2022 vs 2021

	(in thousands, except percentages)
Marketing Solutions	$(277,800)	$(290,873)	(4)%
Retail Media (1)	$(15,850)	$(36,794)	(57)%
Traffic Acquisition Costs	$(293,650)	$(327,667)	(10)%

Cost of revenue for the three months ended March 31, 2022 decreased $(35.8) million, or (10)%, compared to the three months ended March 31, 2021. This decrease was primarily the result of a decrease of $(34.0) million, or (10)% (or (6)% on a constant currency basis) in traffic acquisition costs driven by higher volume, and a decrease of $(1.8) million, or (5)% (or NM on a constant currency basis) in other cost of revenue.
Traffic acquisition costs in Marketing Solutions decreased by (4)% or increased 1% at constant currency. This was driven by a 16% decrease (or 11% at constant currency) in the average cost per thousand impressions ("CPM") for inventory purchased, reflecting our preferred relationships with media owners, which allow us to buy quality inventory directly from large publishers and remove intermediary fees in the process, and a 7% increase in the number of impressions we purchased, reflecting our expanding relationships with existing and new publisher partners, in particular through direct connections, to support client demand for advertising campaigns.
Traffic acquisition costs in Retail Media(1) decreased by (57)%, reflecting the technical and transitory impact related to the ongoing client migration due to the transitioning of our platform. Because we recognize revenue on a net basis in all arrangements running on the platform, we expect our traffic acquisition costs for Retail Media to decrease over time as all of our clients are transitioned to the platform.
The decrease in other cost of revenue included a decrease in hosting costs of $2.0 million and depreciation and amortization expense of $0.6 million, offset by an increase in other costs of sales mainly due to the digital tax and data acquisition costs.

(1) Criteo operates as two reportable segments from December 31, 2021. The table above presents the operating results of our Marketing Solutions and Retail Media segments. A strategic building block of Criteo’s Commerce Media Platform, the Retail Media Platform, introduced in June 2020, and reported under the retail media segment, is a self-service solution providing transparency, measurement and control to brands and retailers. In all arrangements running on this platform, Criteo recognizes revenue on a net basis, whereas revenue from arrangements running on legacy Retail Media solutions are accounted for on a gross basis. We expect most clients using Criteo’s legacy Retail Media solutions to transition to this platform by the second half of 2022. As new clients onboard and existing clients transition to the Retail Media Platform, Revenue may decline but Contribution ex-TAC margin will increase. Contribution ex-TAC will not be impacted by this transition

Contribution excluding Traffic Acquisition Costs
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
The following table sets forth our revenue and Contribution ex-TAC by segment:

	Three Months Ended
Segment	March 31, 2022	March 31, 2021	YoY Change	YoY Change at Constant Currency

Revenue	(amounts in thousands, except percentages)
Marketing Solutions	$463,888	$483,190	(4)%	1%
Retail Media	46,679	57,887	(19)%	(18)%
Total	510,567	541,077	(6)%	(1)%

Contribution ex-TAC (1)
Marketing Solutions	186,088	192,317	(3)%	2%
Retail Media	30,829	21,093	46%	48%
Total	216,917	213,410	2%	6%

(1)We define Contribution ex-TAC as a profitability measure akin to gross profit. It is calculated by deducting traffic acquisition costs from revenue and reconciled to gross profit through the exclusion of other cost of revenue. We have included Contribution ex-TAC in this Form 10-Q because it is a key measures used by our management and board of directors to evaluate operating performance and generate future operating plans. In particular, we believe that this can provide useful measures for period-to-period comparisons of our core business. Accordingly, we believe that Contribution ex-TAC provides useful information to investors and others in understanding and evaluating our results of operations in the same manner as our management and board of directors. Our use of Contribution ex-TAC has limitations as an analytical tool, and you should not consider them in isolation or as a substitute for analysis of our financial results as reported under U.S. GAAP. Some of these limitations are: (a) other companies, including companies in our industry which have similar business arrangements, may address the impact of TAC differently; (b)  other companies may report Contribution ex-TAC or similarly titled measures but calculate them differently, which reduces their usefulness as a comparative measure. Because of these and other limitations, you should consider Contribution ex-TAC alongside our other U.S. GAAP financial results, including gross profit.

Constant Currency Reconciliation
Information in this Form 10-Q with respect to results presented on a constant currency basis was calculated by applying the 2021 average exchange rates for the relevant period to 2022 figures. We have included information with respect to our results presented on a constant currency basis because it is a key measure used by our management and board of directors to evaluate operating performance. Management reviews and analyzes business results excluding the effect of foreign currency translation because they believe this better represents our underlying business trends. Below is a table which reconciles the actual results presented in this section with the results presented on a constant currency basis:

	Three Months Ended
	March 31, 2022	March 31, 2021	YoY Change
	(amounts in thousands, except percentages)

Revenue as reported	$510,567	$541,077	(6)%
Conversion impact U.S. dollar/other currencies	25,595	—
Revenue at constant currency	$536,162	$541,077	(1)%

Gross profit as reported	$184,024	$178,698	3%
Conversion impact U.S. dollar/other currencies	$8,733	$—
Gross profit at constant currency	$192,757	$178,698	8%

Traffic acquisition costs as reported	$(293,650)	$(327,667)	(10)%
Conversion impact U.S. dollar/other currencies	(15,308)	—
Traffic Acquisition Costs at constant currency	$(308,958)	$(327,667)	(6)%

Contribution ex-TAC as reported	$216,917	$213,410	2%
Conversion impact U.S. dollar/other currencies	10,287	—
Contribution ex-TAC at constant currency	$227,204	$213,410	6%

Other cost of revenue as reported	$(32,893)	$(34,712)	(5)%
Conversion impact U.S. dollar/other currencies	(1,554)	—
Other cost of revenue at constant currency	$(34,447)	$(34,712)	(1)%

Research and Development Expenses
Three months ended March 31, 2022 compared to the three months ended March 31, 2021

	Three Months Ended		% change
	March 31, 2022	March 31, 2021	2022 vs 2021

	(in thousands, except percentages)
Research and development expenses	$(34,027)	$(31,697)	7%
% of revenue	(7)%	(6)%

Research and development expenses for the three months ended March 31, 2022, increased $(2.3) million or 7% , compared to the three months ended March 31, 2021. This increase mainly related to higher depreciation and amortization costs and headcount-related costs.

Sales and Operations Expenses
Three months ended March 31, 2022 compared to the three months ended March 31, 2021

	Three Months Ended		% change
	March 31, 2022	March 31, 2021	2022 vs 2021

	(in thousands, except percentages)
Sales and operations expenses	$(88,999)	$(79,354)	12%
% of revenue	(17)%	(15)%

Sales and operations expenses for the three months ended March 31, 2022 increased $9.6 million or 12% compared to the three months ended March 31, 2021. This increase mainly related to an increase of net bad debt expense and an increase in headcount-related costs, partially offset by a decrease in rent & facilities.

General and Administrative Expenses
Three months ended March 31, 2022 compared to the three months ended March 31, 2021

	Three Months Ended		% change
	March 31, 2022	March 31, 2021	2022 vs 2021

	(in thousands, except percentages)
General and administrative expenses	$(33,336)	$(33,428)	(0.3)%
% of revenue	(7)%	(6)%

General and administrative expenses for the three months ended March 31, 2022, decreased $(0.1) million or (0.3)%, compared to the three months ended March 31, 2021. This decrease was mainly related to a decrease in headcount related costs.

Financial and Other Income / (Expense)
Three months ended March 31, 2022 compared to the three months ended March 31, 2021

	Three Months Ended		% change
	March 31, 2022	March 31, 2021	2022 vs 2021

	(in thousands, except percentages)
Financial and Other Income / (Expense)	$4,030	$(718)	NM
% of revenue	0.8%	(0.1)%

Financial and Other income for the three months ended March 31, 2022, increase by $(4.7) million or NM, respectively, compared to the three months ended period March 31, 2021. The $(4.0) million financial and other income for the three months ended March 31, 2022 were driven by the recognition of a positive impact of foreign exchange reevaluations net of related hedging and the up-front fees amortization, the non-utilization costs, the financial expense relating to our available Revolving Credit Facility ("RCF") financing. At March 31, 2022, our exposure to foreign currency risk was centralized at Criteo S.A. and hedged using foreign currency swaps or forward purchases or sales of foreign currencies.

Provision for Income Taxes
Three months ended March 31, 2022 compared to the three months ended March 31, 2021

	Three Months Ended		% change
	March 31, 2022	March 31, 2021	2022 vs 2021

	(in thousands, except percentages)
Provision for income taxes	$(10,414)	$(10,051)	4%
% of revenue	(2)%	(2)%
Effective tax rate	33%	30%

For the three months ended March 31, 2022 and March 31, 2021, we used an annual estimated tax rate of 33% and 30%, respectively, to calculate the provision for income taxes.

Net Income
Three months ended March 31, 2022 compared to the three months ended March 31, 2021

	Three Months Ended		% change
	March 31, 2022	March 31, 2021	2022 vs 2021

	(in thousands, except percentages)
Net income	$21,278	23,450	(9)%
% of revenue	4%	4%
Net income for the three months ended March 31, 2022, decreased $(2.2) million, or (9)%, compared to the three months ended March 31, 2021. This decrease was the result of the business dynamics discussed above, in particular, a $(6.6) million decrease in income from operations, and $4.7 million decrease in financial expense by a $(0.4) million, increase in provision for income taxes compared to the three months ended March 31, 2021.

Liquidity and Capital Resources
Our principal sources of liquidity are our cash and cash equivalents and cash generated from operating activities. We have never declared or paid any cash dividends on our ordinary shares. We do not anticipate paying cash dividends on our equity securities in the foreseeable future. In 2018, we completed an $80 million share repurchase program. In July 2019, the board of directors authorized a new share repurchase program of up to $80 million of the Company’s outstanding American Depositary Shares, which we completed in February 2020. In April 2020, the board of directors authorized a new share repurchase program of up to $30 million of the Company's outstanding American Depositary Shares, which we completed in July 2020. In February 2021, the board of directors approved a new, long-term share repurchase program of up to $100 million of the Company's outstanding American Depositary Shares, for which the duration is estimated to be until December, 2021. In February 2022, the board of directors approved an extension of the long-term share repurchase program of up to $175 million of the Company's outstanding American Depositary Shares, to a total of $280 million.
Other than these repurchase programs, we intend to retain all available funds from any future earnings to fund our growth. As discussed in Note 14 to the unaudited condensed consolidated financial statements in Item 1 to this Form 10-Q, we are party to several loan agreements and revolving credit facilities with third-party financial institutions.
Our cash and cash equivalents are invested primarily in demand deposit accounts that currently provide only a minimal return. Our cash and cash equivalents at March 31, 2022 were held for working capital and general corporate purposes, which could include acquisitions, and amounted to $589.3 million as of March 31, 2022. The $73.8 million increase in cash and cash equivalents compared with December 31, 2021 primarily resulted from $74.9 million in cash from operating activities, by $16.9 million in cash from investing activities, partially offset by $(1.4) million in cash used for financing activities over the period. The cash used for financing activities was mainly related to $(8.3) million in cash used for the share repurchase programs and a $(0.4) million change in other financial liabilities, partially offset by the recognition of a positive impact of foreign exchange reevaluations net of related hedging, and $0.3 million of proceeds from a capital increase following the exercises of stock options. In addition, the increase in cash includes an $(16.7) million negative impact of changes in foreign exchange rates on our cash position over the period. We do not enter into investments for trading or speculative purposes. Our policy is to invest any cash in excess of our immediate requirements in investments designed to preserve the principal balance and provide liquidity. Accordingly, our cash and cash equivalents are invested primarily in demand deposit accounts that are currently providing only a minimal return.
Furthermore, the Company has immediate access to an additional € 294 million ($326.4 million) from the RCF, which, combined with our cash position, marketable securities and treasury shares as of March 31, 2022, provides total liquidity in excess of $1.0 billion. Overall, we believe that our current financial liquidity, combined with our expected cash-flow generation in 2022, enables financial flexibility.

Operating and Capital Expenditure Requirements
For the three months ended March 31, 2022 and 2021, our capital expenditures were $5.6 million and $13.8 million, respectively. During the three months ended March 31, 2022, these capital expenditures were mainly comprised of purchases of servers and other data-center equipment and capitalized software development costs. We expect our capital expenditures to remain at, or slightly above, 4% of revenue for 2022, as we plan to continue to build and maintain additional data center equipment capacity in all regions and significantly increase our redundancy capacity to strengthen our infrastructure.
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

Historical Cash Flows
The following table sets forth our cash flows for the three month period ended March 31, 2022 and March 31, 2021:

	Three Months Ended
	March 31, 2022	March 31, 2021

	(in thousands)
Cash (used for) from operating activities	$74,930	$77,362
Cash (used for) from investing activities	$16,925	$(17,032)
Cash (used for) from financing activities	$(1,367)	$(3,416)
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
For the three months ended March 31, 2022, net cash provided by operating activities was $74.9 million and consisted of net income of $21.3 million, and $34.7 million in adjustments for certain non-cash and non-operating items. Adjustments for certain non-operating items primarily consisted of amortization and provision expense of $26.6 million, equity awards compensation expense of $9.5 million,and $2.9 million changes in deferred tax assets, partially offset by a $(0.4) million change in income taxes and other non-operating items of $(3.8) million. The $18.9 million increase in cash from changes in working capital primarily consisted of a $92.7 million decrease in trade receivables, partially offset by a $(18.9) million change in other current assets including prepaid expenses and value-added tax ("VAT") receivables, a $(2.0) million change in lease liabilities and right of use assets, a $(49.7) million decrease in trade payables, and a $(3.2) million decrease in other current liabilities such as payroll and payroll related expenses and VAT payables and change in fair value of derivatives.
Investing Activities
Our investing activities to date have consisted primarily of purchases of servers and other data-center equipment. For the three months ended March 31, 2022, net cash from investing activities was $16.9 million and primarily consisted of a $22.5 million positive change from the maturity of investments in Marketable Securities, partially offset by a $(5.6) million change in capital expenditures, mainly comprised of purchases of servers and other data-center equipment and capitalized software development costs.
Financing Activities
For the three months ended March 31, 2022, net cash used for financing activities was $(1.4) million, resulting mainly from a $(8.3) million payment for our share repurchase program, a $6.7 million change in other financial liabilities relating to the recognition of a positive impact of foreign exchange reevaluations net of related hedging, partially offset by $0.3 million of proceeds from capital increase following the exercises of stock options.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Market Risk

We are mainly exposed to foreign currency exchange rate fluctuations. There have been no material changes to our exposure to market risk during the three months ended March 31, 2022.

For a description of our foreign exchange risk, please see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - B. Liquidity and Capital Resources" in our Annual Report on Form 10-K for the year ended December 31, 2021.
A hypothetical 10% increase or decrease of the Pound Sterling, the Euro, the Japanese yen or the Brazilian real against the U.S. dollar would have impacted the Condensed Consolidated Statements of Income as follows:

	Three Months Ended
	March 31, 2022		March 31, 2021

	(in thousands)
GBP/USD	+10%	-10%	+10%	-10%
Net income impact	$(138)	$138	$(14)	$14

	Three Months Ended
	March 31, 2022		March 31, 2021

	(in thousands)
BRL/USD	+10%	-10%	+10%	-10%
Net income impact	$—	$—	$44	$(44)

	Three Months Ended
	March 31, 2022		March 31, 2021

	(in thousands)
JPY/USD	+10%	-10%	+10%	-10%
Net income impact	$134	$(134)	$203	$(203)

	Three Months Ended
	March 31, 2022		March 31, 2021

	(in thousands)
EUR/USD	+10%	-10%	+10%	-10%
Net income impact	$2,273	$(2,273)	$3,033	$(3,033)

Credit Risk and Trade receivables
For a description of our credit risk and trade receivables, please see "Note 3. Financial instruments" and "Note 4. Trade Receivables" in the Notes to the Consolidated Financial Statements.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures
Based on their evaluation as of March 31, 2022, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective to provide reasonable assurance that (i) the information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and (ii) such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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
Item 1A. Risk Factors.

The following risk factor is provided to update the risk factors previously disclosed under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on February 25, 2022. Except as presented below, there have been no material changes to the Risk Factors described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

The ongoing conflict between Russia and Ukraine may adversely affect our business and results of operations.

The current conflict between Russia and Ukraine and related government actions are evolving and beyond our control, and given our global operations, such conflict may adversely affect our business and results of operations. As a result of this conflict, we decided to suspend all ad campaigns and digital advertising activities in Russia until further notice. Our current business in Russia and Ukraine is limited, and in 2021, it represented less than 2% of our Contribution ex-TAC.

The current conflict between Russia and Ukraine may also have the effect of heightening many other risks disclosed in our public filings, any of which could materially and adversely affect our business and results of operations. Such risks include, but are not limited to: adverse effects on global macroeconomic conditions; regional instability and geopolitical shifts; supply chain disruption; increased exposure to cyberattacks; limitations in our ability to implement and execute our business strategy, including our pending acquisition of Iponweb; risks to employees and contractors that we have in the region; and exposure to foreign currency fluctuations.

In addition, we may in the future choose or be required to further limit or cease operations in Russia entirely, in which case we will no longer receive any revenue from those operations. We could also incur significant expenses as a result of the process of suspending operations in Russia.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Purchases of Equity Securities by the issuer and Affiliated Purchasers

The following table provides certain information with respect to our purchases of our ADSs during the first fiscal quarter of 2022:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs(1)
January 1 to 31, 2022	—	—	—	—
February 1 to 28, 2022	—	—	—	—
March 1 to 31, 2022	303,342	$27.37	303,342	271,695,646
Total	303,342		303,342	—
(1) In October 2021, the board of directors approved an extension of the long-term share repurchase program of up to $175 million of the Company's outstanding American Depositary Shares, for a total of $280 million.
(2) Average price paid per share excludes any broker commissions paid.

Item 6. Exhibits.
Exhibit Index

Incorporated by Reference
Exhibit	Description	Schedule/ Form	File Number	Exhibit	File Date
10.1#	Amendment to Offer Letter between Criteo Corp. and Sarah Glickman, dated as of March 16, 2022
10.2#	Amendment to Executive Employment Agreement between Criteo Corp. and Ryan Damon, dated as of March 16, 2022
31.1#	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended
31.2#	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended
32.1*	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File, formatted in Inline XBRL and contained in Exhibit 101.

#    Filed herewith.
*    Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CRITEO S.A.
(Registrant)

	By:	/s/ Sarah Glickman
Date: May 5, 2022	Name:	Sarah Glickman
	Title:	Chief Financial Officer
(Principal financial officer and duly authorized signatory)