Form 10-Q
period 2022-06-30
Criteo S.A.
filed 2022-08-05
CIK 1576427

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended June 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes  ☐      No ☒
          As of July 31, 2022, the registrant had 60,609,940 ordinary shares, nominal value €0.025 per share, outstanding.

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
Special Note Regarding Forward-Looking Statements
    This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are based on our management’s beliefs and assumptions and on information currently available to our management. All statements other than present and historical facts and conditions contained in this Form 10-Q, including statements regarding our future results of operations and financial position, business strategy, plans and objectives for future operations, are forward-looking statements. When used in this Form 10-Q, the words “anticipate,” “believe,” “can,” “could,” “estimate,” “expect,” “intend,” “is designed to,” “may,” “might,” “plan,” “potential,” “predict,” “objective,” “should,” or the negative of these and similar expressions identify forward-looking statements. Forward-looking statements include, but are not limited to, statements about:
•the ongoing effect of the COVID-19 pandemic and potential effect of inflation and rising interest rates in the U.S., including the macroeconomic effects, on our business, operations, and financial results;
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
•our ability to enhance our brand;
•the invasion of Ukraine by Russia and the effect of resulting sanctions on our business;
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

PART I
Item 1. Financial Statements
CRITEO S.A. CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION (UNAUDITED)

	Notes	June 30, 2022	December 31, 2021
		(in thousands)
Assets
Current assets:
Cash and cash equivalents	3	$562,546	$515,527
Trade receivables, net of allowances of $50.5 million and $45.4 million at June 30, 2022 and December 31, 2021, respectively	4	490,643	581,988
Income taxes		19,888	8,784
Other taxes		68,608	73,388
Other current assets	5	39,240	34,182
Marketable securities - current portion	3	10,000	50,299
Total current assets		1,190,925	1,264,168
Property, plant and equipment, net		124,133	139,961
Intangible assets, net		78,018	82,627
Goodwill		322,972	329,699
Right of use assets - operating lease	7	108,563	120,257
Marketable securities - non current portion	3	—	5,000
Non-current financial assets		4,908	6,436
Deferred tax assets		41,325	35,443
Total non-current assets		679,919	719,423
Total assets		$1,870,844	$1,983,591

Liabilities and shareholders' equity
Current liabilities:
Trade payables		$400,058	$430,245
Contingencies	14	64,731	3,059
Income taxes		3,791	6,641
Financial liabilities - current portion	3	255	642
Lease liability - operating - current portion	7	32,110	34,066
Other taxes		50,589	60,236
Employee - related payables		70,435	98,136
Other current liabilities	6	44,390	39,523
Total current liabilities		666,359	672,548
Deferred tax liabilities		2,907	3,053
Defined benefit plans	8	3,213	5,531
Financial liabilities - non current portion	3	334	360
Lease liability - operating - non current portion	7	82,984	93,893
Other non-current liabilities		4,859	9,886
Total non-current liabilities		94,297	112,723
Total liabilities		760,656	785,271
Commitments and contingencies
Shareholders' equity:
Common shares, €0.025 par value, 65,794,032 and 65,883,347 shares authorized, issued and outstanding at June 30, 2022, and December 31, 2021, respectively.		2,147	2,149
Treasury stock, 5,265,393 and 5,207,873 shares at cost as of June 30, 2022 and December 31, 2021, respectively.		(148,509)	(131,560)
Additional paid-in capital		750,774	731,248
Accumulated other comprehensive income (loss)		(102,931)	(40,294)
Retained earnings		577,552	601,588
Equity-attributable to shareholders of Criteo S.A.		1,079,033	1,163,131
Non-controlling interests		31,155	35,189
Total equity		1,110,188	1,198,320
Total equity and liabilities		$1,870,844	$1,983,591

The accompanying notes form an integral part of these unaudited condensed consolidated financial statements.

CRITEO S.A.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

		Three Months Ended		Six Months Ended
	Notes	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
		(in thousands, except share per data)

Revenue	9	$495,090	$551,311	$1,005,657	$1,092,388

Cost of revenue:
Traffic acquisition costs		(280,565)	(331,078)	(574,215)	(658,745)
Other cost of revenue		(29,550)	(37,364)	(62,443)	(72,076)

Gross profit		184,975	182,869	368,999	361,567

Operating expenses:
Research and development expenses		(41,496)	(41,915)	(75,523)	(73,612)
Sales and operations expenses		(99,313)	(80,751)	(188,312)	(160,105)
General and administrative expenses		(100,672)	(40,474)	(134,008)	(73,902)
Total operating expenses		(241,481)	(163,140)	(397,843)	(307,619)
Income from operations		(56,506)	19,729	(28,844)	53,948
Financial and Other income (expense)	11	16,412	(519)	20,442	(1,237)
Income before taxes		(40,094)	19,210	(8,402)	52,711
Provision for income taxes	12	7,121	(4,181)	(3,293)	(14,232)
Net income (loss)		$(32,973)	$15,029	$(11,695)	$38,479

Net income (loss) available to shareholders of Criteo S.A.		$(33,614)	$14,804	$(13,027)	$37,210
Net income available to non-controlling interests		$641	$225	$1,332	$1,269

Weighted average shares outstanding used in computing per share amounts:
Basic	13	60,240,344	60,663,301	60,488,429	60,702,780
Diluted	13	62,303,670	64,665,212	62,957,718	64,371,603

Net income (loss) allocated to shareholders per share:
Basic	13	$(0.56)	$0.24	$(0.22)	$0.61
Diluted	13	$(0.54)	$0.23	$(0.21)	$0.58
The accompanying notes form an integral part of these unaudited condensed consolidated financial statements.

CRITEO S.A.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
	(in thousands)

Net income (loss)	$(32,973)	$15,029	$(11,695)	$38,479
Foreign currency translation differences, net of taxes	(51,510)	10,443	(70,728)	(26,540)
Actuarial (losses) gains on employee benefits, net of taxes	1,449	29	2,535	658
Other comprehensive income (loss)	$(50,061)	$10,472	$(68,193)	$(25,882)
Total comprehensive income (loss)	$(83,034)	$25,501	$(79,888)	$12,597
Attributable to shareholders of Criteo S.A.	$(80,044)	$25,191	$(75,664)	$13,745
Attributable to non-controlling interests	$(2,990)	$310	$(4,224)	$(1,148)
The accompanying notes form an integral part of these unaudited condensed consolidated financial statements.

CRITEO S.A.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)

	Share capital		Treasury Stock		Additional paid-in capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Equity - attributable to shareholders of Criteo S.A.	Non controlling interest	Total equity
	Common shares		Shares
	(in thousands, except share amounts )
Balance at December 31, 2020	66,272,106	$2,161	(5,632,536)	$(85,570)	$693,164	$16,027	$491,359	$1,117,142	$35,545	$1,152,687
Net income	—	—	—	—	—	—	22,406	22,406	1,044	23,450
Other comprehensive income (loss)	—	—	—	—	—	(33,852)	—	(33,852)	(2,502)	(36,354)
Issuance of ordinary shares	119,800	3	—	—	2,148	—	—	2,151	—	2,151
Change in treasury stocks	—	—	34,935	(1,693)	—	—	(3,237)	(4,930)	—	(4,930)
Share-Based Compensation	—	—	—	—	6,710	—	—	6,710	50	6,760
Other changes in equity	—	—	—	—	—	—	—	—	—	—
Balance at March 31, 2021	66,391,906	$2,164	(5,597,601)	$(87,263)	$702,022	$(17,825)	$510,528	$1,109,626	$34,137	$1,143,763
Net income	—	—	—	—	—	—	14,804	14,804	225	15,029
Other comprehensive income (loss)	—	—	—	—	—	10,387	—	10,387	85	10,472
Issuance of ordinary shares	305,454	9	—	—	7,568	—	—	7,577	—	7,577
Change in treasury stocks	—	—	(482,407)	(24,560)	—	—	(5,439)	(29,999)	—	(29,999)
Share-Based Compensation	—	—	—	—	11,172	—	—	11,172	55	11,227
Other changes in equity	—	—	—	—	—	—	—	—	—	—
Balance at June 30, 2021	66,697,360	$2,173	(6,080,008)	(111,823)	$720,762	$(7,438)	$519,893	$1,123,567	$34,502	$1,158,069

	Share capital		Treasury Stock		Additional paid-in capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Equity - attributable to shareholders of Criteo S.A.	Non controlling interest	Total equity
	Common shares		Shares
	(in thousands, except share amounts )
Balance at December 31, 2021	65,883,347	$2,149	(5,207,873)	$(131,560)	$731,248	$(40,294)	$601,588	$1,163,131	$35,189	$1,198,320
Net income	—	—	—	—	—	—	20,587	20,587	691	21,278
Other comprehensive income (loss)	—	—	—	—	—	(16,207)	—	(16,207)	(1,925)	(18,132)
Issuance of ordinary shares	22,047	1	—	—	319	—	—	320	—	320
Change in treasury stocks(*)	—	—	(119,771)	(5,770)	—	—	(2,534)	(8,304)	—	(8,304)
Share-Based Compensation	—	—	—	—	8,948	—	—	8,948	93	9,041
Other changes in equity	—	—	—	—	—	—	—	—	—	—
Balance at March 31, 2022	65,905,394	$2,150	(5,327,644)	$(137,330)	$740,515	$(56,501)	$619,641	$1,168,475	$34,048	$1,202,523
Net income	—	—	—	—	—	—	(33,614)	(33,614)	641	(32,973)
Other comprehensive income (loss)	—	—	—	—	—	(46,430)	—	(46,430)	(3,631)	(50,061)
Issuance of ordinary shares	(111,362)	—	—	—	110	—	—	110	—	110
Change in treasury stocks(*)	—	(3)	62,251	(11,179)	(1,342)	—	(8,509)	(21,033)	—	(21,033)
Share-Based Compensation	—	—	—	—	11,452	—	—	11,452	97	11,549
Other changes in equity	—	—	—	—	39	—	34	73	—	73
Balance at June 30, 2022	65,794,032	$2,147	(5,265,393)	$(148,509)	$750,774	$(102,931)	$577,552	$1,079,033	$31,155	$1,110,188
(*) On February 3, 2022, Criteo's board of directors authorized an extension of the share repurchase program to up to $280.0 million of the Company's outstanding American Depositary Shares. The change in treasury stocks is comprised of 1,117,873 shares repurchased at an average price of $26.2 offset by 940,543 treasury shares used for RSUs vesting.
The accompanying notes form an integral part of these unaudited condensed consolidated financial statements.

CRITEO S.A.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended
	June 30, 2022	June 30, 2021
	(in thousands)
Net income (loss)	$(11,695)	$38,479
Non-cash and non-operating items	98,227	65,905
- Amortization and provisions	114,502	42,386
- Net gain or (loss) on disposal of non-current assets	(696)	3,959
- Equity awards compensation expense (1)	21,510	18,885
- Change in deferred taxes	(7,114)	2,305
- Change in income taxes	(14,678)	(1,655)
- Other (2)	(15,297)	25
Changes in working capital related to operating activities	2,370	(662)
- (Increase) / Decrease in trade receivables	65,476	26,195
- Increase / (Decrease) in trade payables	(16,977)	(19,906)
- (Increase) / Decrease in other current assets	(14,595)	(5,187)
- Increase/ (Decrease) in other current liabilities	(31,313)	(1,069)
- Change in operating lease liabilities and right of use assets	(221)	(695)
Cash from operating activities	88,902	103,722
Acquisition of intangible assets, property, plant and equipment	(32,794)	(27,616)
Change in accounts payable related to intangible assets, property, plant and equipment	11,778	708
Payment for a business, net of cash acquired	—	(9,598)
Change in other non-current financial assets	44,311	(20,308)
Cash (used for) from investing activities	23,295	(56,814)
Proceeds from borrowings under line-of-credit agreement	78,513	—
Repayment of borrowings	(78,513)	(1,272)
Proceeds from exercise of stock options	351	9,575
Repurchase of treasury stocks	(29,334)	(34,929)
Change in other financial liabilities	(860)	(748)
Other (2)	15,334	—
Cash used for financing activities	(14,509)	(27,374)
Effect of exchange rates changes on cash and cash equivalents	(50,669)	(18,024)
Net increase in cash and cash equivalents	47,019	1,510
Net cash and cash equivalents at beginning of period	515,527	488,011
Net cash and cash equivalents at end of period	$562,546	$489,521

Supplemental disclosures of cash flow information
Cash paid for taxes, net of refunds	(25,085)	(13,582)
Cash paid for interest	(626)	(736)
(1) Of which $20.6 million and $18.0 million of equity awards compensation expense consisted of share-based compensation expense according to ASC 718 Compensation - stock compensation for the six months ended June 30, 2022 and 2021, respectively.
(2) Primarily consists of realized gains in FX hedges.

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

Our strategy is to help marketers and media owners activate 1st-party, privacy-safe data and drive better commerce outcomes through our Commerce Media Platform, a suite of products:
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

Accounting Pronouncements Adopted in 2022

Effective January 1, 2022, we have adopted the Financial Accounting Standards Board ("FASB") Accounting Standards Update ("ASU") Government Assistance (Topic 832): Disclosure by Business Entities about Government Assistance (ASU 2021-10), which improves the transparency of government assistance received by most business entities by requiring the disclosure of: (1) the types of government assistance received; (2) the accounting for such assistance; and (3) the effect of the assistance on a business entity's financial statements. The impacts on our annual consolidated financial statements will be limited as a result of adoption of this standard.

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

Segment operating results, Contribution ex-TAC, is Criteo's segment profitability measure and reflects our gross profit plus other costs of revenue.

The following table shows revenue by reportable segment:

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
	(in thousands)
Marketing Solutions	$440,423	487,465	$904,311	970,655
Retail Media	54,667	63,846	101,346	121,733
Total Revenue	$495,090	$551,311	$1,005,657	$1,092,388
The following table shows Contribution ex-TAC by reportable segment and its reconciliation to the Company’s Consolidated Statements of Operation:

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
	(in thousands)
Contribution ex-TAC
Marketing Solutions	$177,969	$193,333	$364,057	$385,650
Retail Media	36,556	26,900	67,385	47,993
	$214,525	$220,233	$431,442	$433,643

Other costs of sales	(29,550)	(37,364)	(62,443)	(72,076)
Gross profit	$184,975	$182,869	$368,999	$361,567
Operating expenses
Research and development expenses	(41,496)	(41,915)	(75,523)	(73,612)
Sales and operations expenses	(99,313)	(80,751)	(188,312)	(160,105)
General and administrative expenses	(100,672)	(40,474)	(134,008)	(73,902)
Total Operating expenses	(241,481)	(163,140)	(397,843)	(307,619)

Income from operations	$(56,506)	$19,729	$(28,844)	$53,948
Financial and Other Income (Expense)	16,412	(519)	20,442	(1,237)
Income before tax	$(40,094)	$19,210	$(8,402)	$52,711
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

Note 3. Financial Instruments
Financial assets
The maximum exposure to credit risk at the end of each reported period is represented by the carrying amount of financial assets and summarized in the following table:

	June 30, 2022	December 31, 2021
	(in thousands)
Trade receivables, net of allowances	490,643	581,988
Other taxes	68,608	73,388
Other current assets	39,240	34,182
Non-current financial assets	4,908	6,436
Marketable securities	10,000	55,299
Total	$613,399	$751,293

For our financial assets, other than trade receivables, net of allowances, the fair value approximates the carrying amount, given the nature of the financial assets and the maturity of the expected cash flows.

Financial Liabilities

	June 30, 2022	December 31, 2021
	(in thousands)
Trade payables	$400,058	$430,245
Other taxes	50,589	60,236
Employee-related payables	70,435	98,136
Other current liabilities	44,390	39,523
Financial liabilities	589	1,002
Total	$566,061	$629,142

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

	June 30, 2022	December 31, 2021

	(in thousands)
Derivative Assets:
Included in other current assets	$2,658	$60

Derivative Liabilities:
Included in financial liabilities - current portion	$—	$—

The fair value of derivative financial instruments approximates the notional amount, given the nature of the derivative financial instruments and the maturity of the expected cash flows.

Cash and Cash Equivalents
The following table presents for each reporting period, the breakdown of cash and cash equivalents:

	June 30, 2022	December 31, 2021

	(in thousands)
Cash equivalents	$48,312	$137,228
Cash on hand	514,234	378,299
Total cash and cash equivalents	$562,546	$515,527

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

Marketable Securities

The following table presents for each reporting period, the breakdown of the fair value of marketable securities:

	June 30, 2022	December 31, 2021

	(in thousands)
Securities Available-for-sale
Term Deposits	$—	$22,652
Securities Held-to-maturity
Term Deposits	$10,000	$32,647
Total	$10,000	$55,299

The gross unrealized gains on our marketable securities were not material as of June 30, 2022.
Term deposits are considered a level 2 financial instrument as they are measured using valuation techniques based on observable market data.
The following table classifies our marketable securities by contractual maturities:

	Held-to-maturity	Available-for-sale
	June 30, 2022

	(in thousands)
Due in one year	$10,000	$—
Due in one to five years	$—	$—
Total	$10,000	$—

Note 4. Trade Receivables
The following table shows the breakdown in trade receivables net book value for the presented periods:

	June 30, 2022	December 31, 2021

	(in thousands)
Trade accounts receivables	$541,131	$627,379
(Less) Allowance for credit losses	(50,488)	(45,391)
Net book value at end of period	$490,643	$581,988
Changes in allowance for credit accounts are summarized below:

	2022	2021

	(in thousands)
Balance at January 1	$(45,391)	$(39,899)
Allowance for credit losses	(11,551)	(6,617)
Reversal of provision	4,474	3,469
Currency translation adjustment	1,980	454
Balance at June 30	$(50,488)	$(42,593)
We write off accounts receivable balances once the receivables are no longer deemed collectible.

During the six month period ended June 30, 2022, and June 30, 2021, the Company recovered $4.5 million, and $1.7 million, respectively, previously reserved for, and accounted for this as a reversal of provision.
As of June 30, 2022 and December 31, 2021 no customer accounted for 10% or more of trade receivables.

Note 5. Other Current Assets
The following table shows the breakdown in other current assets net book value for the presented periods:

	June 30, 2022	December 31, 2021

	(in thousands)
Prepayments to suppliers	$8,231	$9,640
Other debtors	2,224	9,259
Prepaid expenses	26,127	15,283
Derivative instruments	2,658	—
Net book value at end of period	$39,240	$34,182
Prepaid expenses mainly consist of cash paid related to SaaS arrangements.

Note 6. Other Current Liabilities
Other current liabilities are presented in the following table:

	June 30, 2022	December 31, 2021

	(in thousands)
Current liabilities to clients	$16,978	$16,423
Rebates	15,091	17,423
Accounts payable relating to capital expenditures	9,501	4,507
Other creditors	2,136	1,088
Deferred revenue	684	82
Total	$44,390	$39,523

Note 7. Leases
The components of lease expense are as follows:

	Three Months Ended
	June 30, 2022			June 30, 2021
	Offices	Data Centers	Total	Offices	Data Centers	Total
	(in thousands)
Lease expense	$4,343	$5,029	$9,372	$6,874	$6,460	$13,334
Short term lease expense	204	2	206	125	7	132
Variable lease expense	25	86	111	100	129	229
Sublease income	(263)	—	(263)	(288)	—	(288)
Total operating lease expense	$4,309	$5,117	$9,426	$6,811	$6,596	$13,407

	Six Months Ended
	June 30, 2022			June 30, 2021
	Offices	Data Centers	Total	Offices	Data Centers	Total
	(in thousands)
Lease expense	$8,752	$10,236	$18,988	$13,417	$12,858	$26,275
Short term lease expense	355	5	360	201	14	215
Variable lease expense	75	91	166	244	202	446
Sublease income	(435)		(435)	(476)	—	(476)
Total operating lease expense	$8,747	$10,332	$19,079	$13,386	$13,074	$26,460

As of June 30, 2022, we have additional operating leases, that have not yet commenced which will result in additional operating lease liabilities and right of use assets:

	Offices	Data Centers
	(in thousands)
Additional operating lease liabilities	$—	$6,271
Additional right of use assets	$—	$6,271
These operating leases will commence during the fiscal year ending December 31, 2022 and December 31, 2023.

Note 8. Employee Benefits

Defined Benefit Plans
According to the French law and the Syntec Collective Agreement, French employees are entitled to compensation paid on retirement.
The following table summarizes the changes in the projected benefit obligation:

Projected benefit obligation
(in thousands)
Projected benefit obligation present value at January 1, 2021	$6,167
Service cost	1,324
Interest cost	51
Actuarial losses (gains)	(1,543)
Currency translation adjustment	(468)
Projected benefit obligation present value at December 31, 2021	$5,531
Service cost	539
Interest cost	37
Actuarial losses (gains)	(2,535)
Currency translation adjustment	(359)
Projected benefit obligation present value at June 30, 2022	$3,213
The Company does not hold any plan assets for any of the periods presented.
The main assumptions used for the purposes of the actuarial valuations are listed below:

	Six Months Ended	Year ended
	June 30, 2022	December 31, 2021
Discount rate (Corp AA)	3.75%	1.40%
Expected rate of salary increase	5%	5%
Expected rate of social charges	49% - 50%	49% - 50%
Expected staff turnover	—% - 17.8%	—% - 17.8%
Estimated retirement age	Progressive table	Progressive table
Life table	TH-TF 2000-2002 shifted	TH-TF 2000-2002 shifted

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

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
	(in thousands)
Defined contributions plans included in personnel expenses	$(6,278)	$(3,447)	$(10,136)	$(9,000)

Note 9. Revenue

Disaggregation of revenue
The following table presents our disaggregated revenues:

	Marketing Solutions	Retail Media	Total
For the three months ended	(in thousands)

June 30, 2022	$440,423	$54,667	$495,090
June 30, 2021	$487,465	$63,846	$551,311

	Marketing Solutions	Retail Media	Total
For the six months ended	(in thousands)

June 30, 2022	$904,311	$101,346	$1,005,657
June 30, 2021	$970,655	$121,733	$1,092,388

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
During the three months ended June 30, 2022, there was one grant of RSUs under the Employee Share Option Plan 14 as defined in Note 20 to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2021.
On February 24, 2022, 348,133 RSUs were granted to Criteo employees subject to continued employment and 384,277 PSUs were granted to members of the management subject to continued employment.
On April 28, 2022 1,626,911 RSUs were granted to Criteo employees subject to continued employment and 79,907 PSUs were granted to members of the management subject to continued employment.
There have been no changes in the vesting and method of valuation of the BSPCEs, OSAs, RSUs, or BSAs from what was disclosed in Note 19 to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on February 25, 2022.

Change in number of outstanding BSPCE / OSA / RSU / BSA

	OSA/BSPCE	RSU/PSU	BSA	Total
Balance at January 1, 2022	570,801	5,299,356	343,775	6,213,932
Granted	—	2,439,227	—	2,439,227
Exercised (OSA/BSPCE/BSA)	(39,711)	—	—	(39,711)
Vested (RSU)	—	(932,135)	—	(932,135)
Forfeited	(100,860)	(705,462)	—	(806,322)
Expired	—	—	—	—
Balance at June 30, 2022	430,230	6,100,986	343,775	6,874,991

Breakdown of the Closing Balance

	OSA/BSPCE	RSU	BSA
Number outstanding	430,230	6,100,986	343,775
Weighted-average exercise price	€21.07	NA	€15.12
Number vested	281,242	—	291,645
Weighted-average exercise price	€23.84	NA	€15.45
Weighted-average remaining contractual life of options outstanding, in years	4.95	NA	5.29

Reconciliation with the Unaudited Consolidated Statements of Income

	Three Months Ended
	June 30, 2022				June 30, 2021
	(in thousands)
	R&D	S&O	G&A	Total	R&D	S&O	G&A	Total
RSUs	$(5,577)	$(2,709)	$(3,341)	$(11,627)	$(4,218)	$(3,559)	$(3,183)	$(10,960)
Share options / BSPCE	—	157	(79)	78	—	(77)	(189)	(266)
Total share-based compensation	(5,577)	(2,552)	(3,420)	(11,549)	(4,218)	(3,636)	(3,372)	(11,226)
BSAs	—	—	(472)	(472)	—	—	(444)	(444)
Total equity awards compensation expense	$(5,577)	$(2,552)	$(3,892)	$(12,021)	$(4,218)	$(3,636)	$(3,816)	$(11,670)

	Six Months Ended
	June 30, 2022				June 30, 2021
	(in thousands)
	R&D	S&O	G&A	Total	R&D	S&O	G&A	Total
RSUs	$(9,545)	$(5,320)	$(5,745)	$(20,610)	$(6,714)	$(5,208)	$(5,471)	$(17,393)
Share options / BSPCE	—	202	(182)	20	—	(182)	(411)	(593)
Total share-based compensation	(9,545)	(5,118)	(5,927)	(20,590)	(6,714)	(5,390)	(5,882)	(17,986)
BSAs	—	—	(920)	(920)	—	—	(899)	(899)
Total equity awards compensation expense	$(9,545)	$(5,118)	$(6,847)	$(21,510)	$(6,714)	$(5,390)	$(6,781)	$(18,885)

Note 11. Financial and Other Income and Expenses
The condensed consolidated statements of income line item “Financial income (expense)” can be broken down as follows:

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
	(in thousands)

Financial income from cash equivalents	$240	$198	$373	$326
Interest and fees	(422)	(506)	(969)	(1,046)
Interest on debt	(214)	(464)	(744)	(881)
Fees	(208)	(42)	(225)	(165)
Foreign exchange gain (loss)	16,126	(521)	20,589	(1,319)
Other financial expense	468	310	449	802
Total Financial and Other income (expense)	$16,412	$(519)	$20,442	$(1,237)

The $16.4 million financial and other income and the $20.4 million financial and other income for the three months and six months ended June 30, 2022 respectively, were driven by the recognition of a positive impact of foreign exchange reevaluations net of related hedging and the up-front fees amortization, the non-utilization costs, and the financial expense relating to our available Revolving Credit Facility ("RCF") financing.
At June 30, 2022, our exposure to foreign currency risk was centralized at Criteo S.A. and hedged using foreign currency swaps or forward purchases or sales of foreign currencies.

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
The condensed consolidated statements of income line item “Provision for income taxes” can be broken down as follows:

	Six Months Ended
	June 30, 2022	June 30, 2021
	(in thousands)
Current income tax	$(10,407)	$(11,927)
Net change in deferred taxes	7,114	(2,305)
Provision for income taxes	$(3,293)	$(14,232)

For the six months ended June 30, 2022 and June 30, 2021, we used an annual estimated tax rate of 39% and 27%, respectively, to calculate the provision for income taxes. The increase in 2022 was mainly driven by the impact of the accrual booked for the loss contingency related to the CNIL matter as described in Note 14.
Current tax assets and liabilities
The total amount of current tax assets and liabilities consists mainly of prepayments of income taxes and credits of Criteo S.A., Criteo Corp., and Criteo GmbH.

Note 13. Earnings Per Share
Basic Earnings Per Share
We calculate basic earnings per share by dividing the net income (loss) for the period attributable to shareholders of the Parent by the weighted average number of shares outstanding.

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Net income (loss) attributable to shareholders of Criteo S.A.	$(33,614)	$14,804	$(13,027)	$37,210
Weighted average number of shares outstanding	60,240,344	60,663,301	60,488,429	60,702,780
Basic earnings (loss) per share	$(0.56)	$0.24	$(0.22)	$0.61
Diluted Earnings Per Share
We calculate diluted earnings per share by dividing the net income (loss) attributable to shareholders of the Parent by the weighted average number of shares outstanding plus any potentially dilutive shares not yet issued from share-based compensation plans (see Note 10). There were no other potentially dilutive instruments outstanding as of June 30, 2022 and June 30, 2021. Consequently, all potential dilutive effects from shares are considered.
For each period presented, a contract to issue a certain number of shares (i.e., share option, non-employee warrant, employee warrant ("BSPCE")) is assessed as potentially dilutive if it is “in the money” (i.e., the exercise or settlement price is lower than the average market price).

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Net income (loss) attributable to shareholders of Criteo S.A.	$(33,614)	$14,804	$(13,027)	$37,210
Weighted average number of shares outstanding of Criteo S.A.	60,240,344	60,663,301	60,488,429	60,702,780
Dilutive effect of :
Restricted share awards ("RSUs")	1,899,561	3,384,757	2,245,545	3,178,570
Share options and BSPCE	87,920	495,536	133,506	395,803
Share warrants	75,845	121,618	90,238	94,450
Weighted average number of shares outstanding used to determine diluted earnings per share	62,303,670	64,665,212	62,957,718	64,371,603
Diluted earnings (loss) per share	$(0.54)	$0.23	$(0.21)	$0.58
The weighted average number of securities that were anti-dilutive for diluted EPS for the periods presented but which could potentially dilute EPS in the future are as follows:

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021

Restricted share awards	384,938	858,511	221,889	595,406
Share options and BSPCE	—	—	—	—
Weighted average number of anti-dilutive securities excluded from diluted earnings per share	384,938	858,511	221,889	595,406
Note 14. Commitments and contingencies
Commitments
Revolving Credit Facilities, Credit Line Facilities and Bank Overdrafts
We are party to an RCF with a syndicate of banks which allows us to draw up to €294.0 million ($305.4 million).
We are also party to short-term credit lines and overdraft facilities with HSBC plc, BNP Paribas and LCL with an authorization to draw up to a maximum of €21.5 million ($22.3 million) in the aggregate under the short-term credit lines and overdraft facilities. As of June 30, 2022, we had not drawn on any of these facilities. Any loans or overdrafts under these short-term facilities bear interest based on the one month EURIBOR rate or three month EURIBOR rate. As these facilities are exclusively short-term credit and overdraft facilities, our banks have the ability to terminate such facilities on short notice.
Contingencies
Changes in provisions during the presented periods are summarized below:

	Provision for employee-related litigation	Other provisions	Total
	(in thousands)
Balance at January 1, 2022	$1,117	$1,942	$3,059
Increase	60	65,719	65,779
Provision used	(77)	(311)	(388)
Provision released not used*	(63)	(46)	(109)
Currency translation adjustments	(111)	(3,499)	(3,610)
Balance at June 30, 2022	$926	$63,805	$64,731
- of which current	926	63,805	64,731
*Due to changes in management's latest estimates
The amount of the provisions represents management’s latest estimate of the expected impact.

Regulatory matters
As previously reported in our Annual Report on Form 10-K for the year ended December 31, 2021, in November 2018, Privacy International filed a complaint with certain data protection authorities, including France's Commission Nationale de l'Informatique et des Libertés ("CNIL"), against Criteo and a number of other similarly situated advertising technology companies, arguing that certain of these companies' practices were not in compliance with the European Union's General Data Protection Regulation ("GDPR"). In January 2020, CNIL opened a formal investigation into Criteo in response to this complaint, and on June 23, 2021, CNIL notified the Company of the appointment of an investigator (rapporteur) for the ongoing investigation. The investigation also covers another complaint against Criteo received in November 2018 by CNIL from the European Center for Digital Rights ("NOYB").

On August 3, 2022, the assigned rapporteur issued a report that claimed certain GDPR violations, in particular relating to the Company’s contractual relationships with its advertisers and publishers with respect to consent collection oversight. The report includes a proposed financial sanction against the Company of €60.0 million ($65.4 million). Under the CNIL sanction procedures, Criteo has the right to respond in writing to the report, both with respect to the GDPR findings and the value of the sanction, following which there will be a formal hearing before the CNIL Sanction Committee. The CNIL Sanction Committee will then issue a draft decision that will be submitted for consultation to other European data protection authorities as part of the cooperation mechanism mandated by GDPR. Any final decision on resolution and potential financial penalties would likely not occur until 2023.
Pursuant to U.S. GAAP, we establish accruals for specific legal proceedings when it is considered probable that a loss has been incurred and the amount of the loss can be reasonably estimated, and these accruals are reviewed and adjusted each quarter based on the information available at that time.
Given the receipt of this report, which included a proposed sanction penalty of €60.0 million ($65.4 million), we have accounted for the proposed penalty as a provision for a loss contingency, which is reflected in our financial statements for the period ended as of June 30, 2022 as general and administrative expenses. Such amount could be lower or higher based on the final resolution and merits of the claims made in the report.

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

	Americas	EMEA	Asia-Pacific	Total
For the three months ended:	(in thousands)

June 30, 2022	$213,340	$176,867	$104,883	$495,090
June 30, 2021	$221,227	$209,303	$120,781	$551,311
Revenue generated in France, the country of incorporation of the Parent, amounted to $29.3 million and $39.1 million for the three months ended June 30, 2022 and 2021, respectively.

	Americas	EMEA	Asia-Pacific	Total
For the six months ended:	(in thousands)

June 30, 2022	$408,187	$370,821	$226,649	$1,005,657
June 30, 2021	$425,127	$421,399	$245,862	$1,092,388
Revenue generated in France amounted to $60.1 million and $76.9 million for the six months ended June 30, 2022 and June 30, 2021, respectively.
Revenue generated in other significant countries where we operate is presented in the following table:

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
	(in thousands)
Americas
United States	$190,018	$196,579	$361,882	$380,663
EMEA
Germany	$48,639	$53,051	$104,094	$106,647
United Kingdom	$18,006	$22,112	$36,653	$45,404
Asia-Pacific
Japan	$61,844	$74,791	$139,819	$159,003

Other Information
For each reported period, non-current assets (corresponding to the net book value of tangible and intangible assets, excluding right of use assets related to lease agreements) are presented in the table below. The geographical information includes results from the locations of legal entities.

			Of which			Of which
	Holding	Americas	United States	EMEA	Asia-Pacific	Japan	Singapore	Total
(in thousands)

June 30, 2022	$90,037	$79,952	$78,515	$4,868	$27,294	$10,234	$13,231	$202,151
December 31, 2021	$97,627	$84,954	$83,843	$6,036	$33,971	$14,159	$15,650	$222,588

Note 16. Related Parties
There were no significant related-party transactions pursuant to ASC 850 during the period nor any change in the nature of the transactions as described in Note 25 to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

Note 17. Subsequent Events
CNIL Investigation
In connection with the previously disclosed investigation by CNIL, on August 3, 2022, the assigned rapporteur issued a report that claimed certain GDPR violations. The report includes a proposed financial sanction against the Company of €60.0 million ($65.4 million). A final decision on resolution and potential financial penalties would likely not occur until 2023. Refer to Note 14. Commitments and contingencies for more information.
Completion of the Acquisition of IPONWEB
On August 1, 2022, the Company, IPONWEB Holding Limited (“IPONWEB”), Exezars Limited (a subsidiary of IPONWEB and collectively with IPONWEB, the “Sellers”), Mr. Ljubisa Bogunovic, in his capacity as trustee of the “IW General Management Trust” (the “Trustee”) and Mr. Boris Mouzykantskii, founder and Chief Executive Officer of IPONWEB (the “Founder”) entered into an amended and restated Framework Purchase Agreement (the “A&R Purchase Agreement”), amending and restating the previously disclosed framework purchase agreement, dated December 22, 2021, which provided for the acquisition of the business of IPONWEB by the Company (the “Acquisition”).
The Acquisition was consummated on August 1, 2022 and the Company funded the purchase price of the Acquisition with (i) approximately $180 million of cash on hand, which is subject to certain adjustments including for working capital, other current assets and current liabilities and net indebtedness and (ii) treasury shares of the Company corresponding to a total value at closing of approximately $70 million. The A&R Purchase Agreement, also provides for contingent consideration payable in cash to the Founder in an amount up to $100 million, conditioned upon the achievement of certain revenue targets by the Company for the 2022 and 2023 fiscal year. The acquisition will accelerate Criteo's plans to shape the future of Commerce Media on the open internet. We will complete the initial accounting for the acquisition of IPONWEB, including the allocation of purchase consideration, during the third quarter of 2022.
On July 29, 2022, the Company drew down €50 million ($51.1 million) under the RCF for a one month period to provide additional liquidity in connection with the closing of the IPONWEB Acquisition.

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
Adjusted EBITDA is our consolidated earnings before financial income (expense), income taxes, depreciation and amortization, adjusted to eliminate the impact of equity awards compensation expense, pension service costs, restructuring related and transformation costs and certain other non-recurring items impacting net income (loss). Adjusted EBITDA and Adjusted EBITDA margin are key measures used by our management and board of directors to understand and evaluate our core operating performance and trends, to prepare and approve our annual budget and to develop short- and long-term operational plans. In particular, we believe that by eliminating equity awards compensation expense, pension service costs, restructuring related and transformation costs, and certain other non-recurring items impacting net income (loss). Adjusted EBITDA and Adjusted EBITDA margin can provide useful measures for period-to-period comparisons of our business. Accordingly, we believe that Adjusted EBITDA and Adjusted EBITDA margin provide useful information to investors and the market generally in understanding and evaluating our results of operations in the same manner as our management and board of directors.
Adjusted Net Income is our net income adjusted to eliminate the impact of equity awards compensation expense, amortization of acquisition-related intangible assets, restructuring related and transformation costs, certain other non-recurring items impacting net income (loss), and the tax impact of these adjustments. Adjusted Net Income and Adjusted diluted EPS are key measures used by our management and board of directors to evaluate operating performance, generate future operating plans and make strategic decisions regarding the allocation of capital. In particular, we believe that by eliminating equity awards compensation expense, amortization of acquisition-related intangible assets, restructuring related and transformation costs, certain other non-recurring items impacting net income (loss), and the tax impact of these adjustments, Adjusted Net Income and Adjusted diluted EPS can provide useful measures for period-to-period comparisons of our business. Accordingly, we believe that Adjusted Net Income and Adjusted diluted EPS provide useful information to investors and the market generally in understanding and evaluating our results of operations in the same manner as our management and board of directors.

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

Condensed Consolidated Statements of Income Data (Unaudited):

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
	(in thousands, except share and per share data)

Revenue	$495,090	$551,311	$1,005,657	$1,092,388

Cost of revenue (1)
Traffic acquisition costs	(280,565)	(331,078)	(574,215)	(658,745)
Other cost of revenue	(29,550)	(37,364)	(62,443)	(72,076)
Gross profit	184,975	182,869	368,999	361,567

Operating expenses
Research and development expenses (1)	(41,496)	(41,915)	(75,523)	(73,612)
Sales and operations expenses (1)	(99,313)	(80,751)	(188,312)	(160,105)
General and administrative expenses (1)	(100,672)	(40,474)	(134,008)	(73,902)
Total operating expenses	(241,481)	(163,140)	(397,843)	(307,619)
Income from operations	(56,506)	19,729	(28,844)	53,948
Financial and Other income (expense)	16,412	(519)	20,442	(1,237)
Income before taxes	(40,094)	19,210	(8,402)	52,711
Provision for income taxes	7,121	(4,181)	(3,293)	(14,232)
Net income	$(32,973)	$15,029	$(11,695)	$38,479
Net income available to shareholders of Criteo S.A.	$(33,614)	$14,804	$(13,027)	$37,210

Net income allocated to shareholders per share:
Basic	$(0.56)	$0.24	$(0.22)	$0.61
Diluted	$(0.54)	$0.23	$(0.21)	$0.58

Weighted average shares outstanding used in computing per share amounts:
Basic	60,240,344	60,663,301	60,488,429	60,702,780
Diluted	62,303,670	64,665,212	62,957,718	64,371,603
(1)Cost of revenue and operating expenses include equity awards compensation expense, pension service costs, depreciation and amortization expense, restructuring related and transformation costs, and acquisition-related costs:

Detailed Information on Selected Items (unaudited):

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
	(in thousands)
Equity awards compensation expense
Research and development expenses	$5,578	$4,218	$9,545	$6,714
Sales and operations expenses	2,550	3,636	5,118	6,005
General and administrative expenses	3,892	3,815	6,847	6,832
Total equity awards compensation expense	$12,020	$11,669	$21,510	$19,551

Pension service costs
Research and development expenses	136	175	278	350
Sales and operations expenses	39	53	79	106
General and administrative expenses	89	109	182	219
Total pension service costs (a)	$264	$337	$539	$675

Depreciation and amortization expense
Cost of revenue (data center equipment)	12,625	15,744	27,257	30,988
Research and development expenses (b)	3,181	2,207	6,474	3,960
Sales and operations expenses (c)	3,729	3,702	7,338	7,656
General and administrative expenses	606	838	1,216	1,741
Total depreciation and amortization expense	$20,141	$22,491	$42,285	$44,345

Acquisition-related costs
Sales and operations	178	—	178	—
General and administrative expenses	1,799	3,047	4,343	3,047
Total acquisition-related costs	$1,977	$3,047	$4,521	$3,047

Loss contingency on regulatory matter
General and administrative	65,684	—	65,684	—
Total loss contingency on regulatory matter	$65,684	$—	$65,684	$—

Restructuring related and transformation (gain) costs
Research and development expenses	1,029	4,831	1,038	6,267
Sales and operations expenses	4,076	1,551	4,532	8,918
General and administrative expenses	820	3,614	1,065	6,447
Total Restructuring related and transformation (gain) costs	$5,925	$9,996	$6,635	$21,632
(a) Effective January 1, 2012, actuarial gains and losses are recognized in other comprehensive income.
(b) Includes acquisition-related amortization of intangible assets of $1.5 million and $0.7 million for the three months ended June 30, 2022 and 2021, respectively and $2.9 million and $1.5 million for the six months ended June 2022 and, 2020, respectively.
(c) Includes acquisition-related amortization of intangible assets of $2.2 million and $2.2 million for the three months ended June 30, 2022 and 2021, respectively and $4.3 million and $4.4 million for the six months ended June 30, 2022 and 2021, respectively.

Detailed Information on Restructuring related and Transformation costs (unaudited):

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
(in thousands)
(Gain) from forfeitures of share-based compensation awards	—	—	—	(666)
Facilities related (gain) costs	753	9,721	1,286	16,337
Payroll related (gain) costs	4,992	(181)	4,992	4,971
Consulting costs related to transformation	180	456	357	990
Total restructuring related and transformation (gain) costs	$5,925	$9,996	$6,635	$21,632
For the three months ended and the six months ended June 30, 2022 and June 30, 2021, respectively, the cash outflows related to restructuring related and transformation costs were $2.3 million, and $10.3 million and $3.1 million, and $16.5 million, respectively, and were mainly comprised of payroll costs, broker and termination penalties related to real-estate facilities and other consulting fees.

Consolidated Statements of Financial Position Data (unaudited):

	June 30, 2022	December 31, 2021

	(in thousands)
Cash and cash equivalents	$562,546	$515,527
Total assets	1,870,844	1,983,591
Trade receivables, net of credit losses	490,643	581,988
Total financial liabilities	589	1,002
Total liabilities	760,656	785,271
Total equity	$1,110,188	$1,198,320

Other Financial and Operating Data (unaudited):

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
	(in thousands, except client data)
Number of clients	21,711	21,332	21,711	21,332
Contribution ex-TAC (3)	$214,525	$220,233	$431,442	$433,643
Adjusted Net Income (4)	$23,027	$40,856	$56,801	$84,008
Adjusted EBITDA (5)	$49,993	$67,269	$112,818	$143,198

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

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021

	(in thousands, except client data)
Gross Profit	$184,975	$182,869	$368,999	$361,567

Other Cost of Revenue	$29,550	37,364	62,443	72,076

Contribution ex-TAC (1)	$214,525	$220,233	$431,442	$433,643

(4) We define Adjusted Net Income as our net income adjusted to eliminate the impact of equity awards compensation expense, amortization of acquisition-related intangible assets, restructuring related and transformation costs and, acquisition-related costs, certain other non-recurring items impacting net income (loss), and the tax impact of the foregoing adjustments. Adjusted Net Income is not a measure calculated in accordance with U.S. GAAP. We have included Adjusted Net Income in this Form 10-Q because it is a key measure used by our management and board of directors to evaluate operating performance, generate future operating plans and make strategic decisions regarding the allocation of capital. In particular, we believe that the elimination of equity awards compensation expense, amortization of acquisition-related intangible assets, restructuring related and transformation costs and, acquisition-related costs, certain other non-recurring items impacting net income (loss) and the tax impact of the foregoing adjustments in calculating Adjusted Net Income can provide a useful measure for period-to-period comparisons of our core business. Accordingly, we believe that Adjusted Net Income provides useful information to investors and others in understanding and evaluating our results of operations in the same manner as our management and board of directors. Our use of Adjusted Net Income has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our financial results as reported under U.S. GAAP. Some of these limitations are: (a) Adjusted Net Income does not reflect the potentially dilutive impact of equity-based compensation or the impact of certain acquisition related costs; and (b) other companies, including companies in our industry, may calculate Adjusted Net Income or similarly titled measures differently, which reduces their usefulness as a comparative measure. Because of these and other limitations, you should consider Adjusted Net Income alongside our other U.S. GAAP financial results, including net income. The following table presents a reconciliation of Adjusted Net Income to net income, the most directly comparable U.S. GAAP measure, for each of the periods indicated:

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
	(in thousands)
Net income (loss)	$(32,973)	$15,029	$(11,695)	$38,479
Adjustments:
Equity awards compensation expense	12,020	11,669	21,510	19,551
Amortization of acquisition-related intangible assets	3,614	2,936	7,322	5,871
Acquisition-related costs	1,977	3,047	4,521	3,047
Loss contingency on regulatory matter*	65,684	—	65,684	—
Restructuring related and transformation (gain) costs	5,925	9,996	6,635	21,632
Tax impact of the above adjustments	(33,220)	(1,821)	(37,176)	(4,572)
Adjusted Net Income	$23,027	$40,856	$56,801	$84,008
* The Company recorded a provision for a loss contingency on a regulatory matter with France's Commission Nationale de l'Informatique et des Libertés ("CNIL"). Refer to Note 14 of our financial statement notes for more information. We consider that the loss contingency relating to one regulatory matter is non-recurring and is not reflective of the underlying past and future trends in our business.

(5) We define Adjusted EBITDA as our consolidated earnings before financial income (expense), income taxes, depreciation and amortization, adjusted to eliminate the impact of equity awards compensation expense, pension service costs, restructuring related and transformation costs and, acquisition-related costs and certain other non-recurring items impacting net income (loss). Adjusted EBITDA is not a measure calculated in accordance with U.S. GAAP. We have included Adjusted EBITDA in this Form 10-Q because it is a key measure used by our management and board of directors to understand and evaluate our core operating performance and trends to prepare and approve our annual budget and to develop short and long-term operational plans. In particular, we believe that the elimination of equity awards compensation expense, pension service costs, restructuring related and transformation costs and, acquisition-related costs and certain other non-recurring items impacting net income (loss) in calculating Adjusted EBITDA can provide a useful measure for period-to-period comparisons of our core business. Accordingly, we believe that Adjusted EBITDA provides useful information to investors and others in understanding and evaluating our results of operations in the same manner as our management and board of directors. Our use of Adjusted EBITDA has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our financial results as reported under U.S. GAAP. Some of these limitations are: (a) although depreciation and amortization are non-cash charges, the assets being depreciated and amortized may have to be replaced in the future, and Adjusted EBITDA does not reflect cash capital expenditure requirements for such replacements or for new capital expenditure requirements; (b) Adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs; (c) Adjusted EBITDA does not reflect the potentially dilutive impact of equity-based compensation; (d) Adjusted EBITDA does not reflect tax payments that may represent a reduction in cash available to us; and (e) other companies, including companies in our industry, may calculate Adjusted EBITDA or similarly titled measures differently, which reduces their usefulness as a comparative measure. Because of these and other limitations, you should consider Adjusted EBITDA alongside our other U.S. GAAP financial results, including net income. The following table presents a reconciliation of Adjusted EBITDA to net income, the most directly comparable U.S. GAAP measure, for each of the periods indicated:

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
	(in thousands)
Net income (loss)	$(32,973)	$15,029	$(11,695)	$38,479
Adjustments:
Financial income (expense)	(15,924)	519	(19,954)	1,237
Provision for income taxes	(7,121)	4,181	3,293	14,232
Equity awards compensation expense	12,020	11,669	21,510	19,551
Pension service costs	264	337	539	675
Depreciation and amortization expense	20,141	22,491	42,285	44,345
Acquisition-related costs	1,977	3,047	4,521	3,047
Loss contingency on regulatory matter*	65,684	—	65,684	—
Restructuring related and transformation (gain) costs	5,925	9,996	6,635	21,632
Total net adjustments	82,966	52,240	124,513	104,719
Adjusted EBITDA	$49,993	$67,269	$112,818	$143,198
* The Company recorded a provision for a loss contingency on a regulatory matter with France's Commission Nationale de l'Informatique et des Libertés ("CNIL"). Refer to Note 14 of our financial statement notes for more information. We consider that the loss contingency relating to one regulatory matter is non-recurring and is not reflective of the underlying past and future trends in our business.

Results of Operations for the Periods Ended June 30, 2022 and June 30, 2021 (Unaudited)
Revenue breakdown by segment
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

Three months ended June 30, 2022 compared to the three months ended June 30, 2021

	Three Months Ended
	June 30, 2022	June 30, 2021	2022 vs 2021
	(in thousands)
Revenue as reported	$495,090	$551,311	(10)%
Conversion impact U.S. dollar/other currencies	$38,530
Revenue at constant currency (1)	$533,620	$551,311	(3)%

Marketing Solutions revenue as reported	$440,423	$487,465	(10)%
Conversion impact U.S. dollar/other currencies	$37,286
Marketing Solutions revenue at constant currency (1)	477,709	487,465	(2)%

Retail Media revenue as reported (2)	54,667	63,846	(14)%
Conversion impact U.S. dollar/other currencies	$1,244
Retail Media revenue at constant currency (1)	55,911	63,846	(12)%
Revenue by segment
Revenue for the three months ended June 30, 2022 decreased (10)%, or (3)% on a constant currency basis, to $495.1 million compared to the three months ended June 30, 2021.
In the quarter, 88% of revenue came from existing clients while 12% came from new client additions. We added 379 net new clients year-over-year across regions.

Marketing Solutions revenue decreased (10)%, or (2)% on a constant currency basis, to $440.4 million for the three months ended June 30, 2022, driven by anticipated identity and privacy changes and the suspension of the Company's operations in Russia, partially offset by a rebound in travel and traction in upselling and cross-selling of existing clients.

(1) Constant currency measures exclude the impact of foreign currency fluctuations and is computed by applying the prior year monthly exchange rates to transactions denominated in settlement or billing currencies other than the US dollar.
(2)Criteo operates as two reportable segments from December 31, 2021. The table above presents the operating results of our Marketing Solutions and Retail Media segments. A strategic building block of Criteo’s Commerce Media Platform, the Retail Media Platform, introduced in June 2020, and reported under the retail media segment, is a self-service solution providing transparency, measurement and control to brands and retailers. In all arrangements running on this platform, Criteo recognizes revenue on a net basis, whereas revenue from arrangements running on legacy Retail Media solutions are accounted for on a gross basis. We expect most clients using Criteo’s legacy Retail Media solutions to transition to this platform by the second half of 2022. As new clients onboard and existing clients transition to the Retail Media Platform, Revenue may decline but Contribution ex-TAC margin is expected to increase. Contribution ex-TAC is not impacted by this transition.

Retail Media revenue decreased (14)%, or (12)% on a constant currency basis, to $54.7 million for the three months ended June 30, 2022, reflecting the impact of recognizing revenue on a net basis for clients transitioning to the Company's platform. Criteo's platform accounts for a growing share of Retail Media onsite revenue, or about 82% in the second quarter of 2022, and its revenue is accounted for on a net basis. In the prior year period, approximately 33% of retail media onsite revenue was accounted for on a net basis, and as a result of this transition to a full platform business, the growth of Retail Media revenue has been temporarily impacted.

Reflecting the underlying economic performance, Retail Media's Contribution ex-TAC increased 36% (or 42% on a constant currency basis) in the second quarter of 2022, driven by continued strength in Retail Media onsite, in particular in the U.S. market, and growing network effects of the platform.

Additionally, our $495.1 million of revenue for the three months ended June 30, 2022 was negatively impacted by $38.5 million of currency fluctuations, particularly as a result of the depreciation of the Euro, Japanese Yen, British Pound, Turkish Lira, Russian Ruble and the Brazilian Real compared to the U.S. dollar.

Revenue breakdown by region
Three months ended June 30, 2022 compared to the three months ended June 30, 2021

	Three Months Ended
	June 30, 2022	June 30, 2021	2022 vs 2021
	(in thousands)
Revenue as reported	$495,090	$551,311	(10)%
Conversion impact U.S. dollar/other currencies	$38,530
Revenue at constant currency (1)	533,620	551,311	(3)%
Americas
Revenue as reported	213,340	221,227	(4)%
Conversion impact U.S. dollar/other currencies	$(355)
Revenue at constant currency (1)	212,985	221,227	(4)%
EMEA
Revenue as reported	176,867	209,303	(15)%
Conversion impact U.S. dollar/other currencies	$21,826
Revenue at constant currency (1)	198,693	209,303	(5)%
Asia-Pacific
Revenue as reported	104,883	120,781	(13)%
Conversion impact U.S. dollar/other currencies	$17,059
Revenue at constant currency (1)	$121,942	$120,781	1%

Revenue by region

Our revenue in the Americas region decreased (4)% or (4)% on a constant currency basis to $213.3 million for the three months ended June 30, 2022 compared to the three months ended June 30, 2021. This primarily reflects the impact of recognizing revenue on a net basis for Retail Media clients transitioning to the Company's platform, partially offset by continued strong performance of Retail Media as the platform continues to scale with large retailers and consumer brands, as well as a rebound in travel.

(1) Constant currency measures exclude the impact of foreign currency fluctuations and is computed by applying the prior year monthly exchange rates to transactions denominated in settlement or billing currencies other than the US dollar.

Our revenue in EMEA decreased (15)% (or (5)% on a constant currency basis), to $176.9 million for the three months ended June 30, 2022 compared to the three months ended June 30, 2021, reflecting the suspension of the Company's operations in Russia and mixed retail trends with strength in Germany, emerging markets and a rebound in the U.K. offsetting softness in France. This also reflects the impact of recognizing revenue on a net basis for Retail Media clients transitioning to the Company's platform, partially offset by solid traction in Retail Media.

Our revenue in the Asia-Pacific region decreased (13)% (or increased 1% on a constant currency basis), to $104.9 million for the three months ended June 30, 2022 compared to the three months ended June 30, 2021, reflecting mixed retail trends and a slow recovery of classifieds and travel in the region.

Six months ended June 30, 2022 compared to the Six months ended June 30, 2021
Revenue breakdown by segment

	Six Months Ended
	June 30, 2022	June 30, 2021	2022 vs 2021
	(in thousands)
Revenue as reported	$1,005,657	$1,092,388	(8)%
Conversion impact U.S. dollar/other currencies	$63,719
Revenue at constant currency (1)	$1,069,376	$1,092,388	(2)%

Marketing Solutions revenue as reported	$904,311	$970,655	(7)%
Conversion impact U.S. dollar/other currencies	$62,004
Marketing Solutions revenue at constant currency (1)	966,315	970,655	(0.4)%

Retail Media revenue as reported (2)	101,346	121,733	(17)%
Conversion impact U.S. dollar/other currencies	$1,715
Retail Media revenue at constant currency (1)	103,061	121,733	(15)%

Revenue by segment

Revenue for the six months ended June 30, 2022 decreased (8)%, or (2)% on a constant currency basis, to $1.0 billion compared to the six months ended June 30, 2021.

In the first half of 2022, 88% of revenue came from existing clients while 12% came from new client additions. We added 379 net new clients year-over-year across regions.

Marketing Solutions revenue decreased (7)%, or (0.4)% on a constant currency basis, to $904.3 million for the six months ended June 30, 2022, driven by anticipated identity and privacy changes and the suspension of the Company's operations in Russia, partially offset by a rebound in travel and mixed retail trends.

(1) Constant currency measures exclude the impact of foreign currency fluctuations and is computed by applying the prior year monthly exchange rates to transactions denominated in settlement or billing currencies other than the US dollar.

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

Retail Media revenue decreased (17)%, or (15)% on a constant currency basis, to $101.3 million for the six months ended June 30, 2022, reflecting the impact of recognizing revenue on a net basis for clients transitioning to the Company's platform. Criteo's platform accounts for a fast-growing share of Retail Media onsite revenue, or about 79% in the first half of 2022, and its revenue is accounted for on a net basis. In the prior year period, approximately 27% of retail media onsite revenue was accounted for on a net basis, and as a result of this transition to a full platform business, the growth of Retail Media revenue has been temporarily impacted. Reflecting the underlying economic performance, Retail Media's Contribution ex-TAC increased 40% (or 45% on a constant currency basis) for the six months ended June 30, 2022, driven by continued strength in Retail Media onsite, in particular in the U.S. market, and growing network effects of the platform.

Additionally, our $1,005.7 million of revenue for the six months ended June 30, 2022 was negatively impacted by $63.7 million of currency fluctuations, particularly as a result of the depreciation of the Euro, Japanese Yen, British Pound, Turkish Lira, Russian Ruble and the Brazilian Real compared to the U.S. dollar.

Six months ended June 30, 2022 compared to the Six months ended June 30, 2021

Revenue breakdown by region

	Six Months Ended
	June 30, 2022	June 30, 2021	2022 vs 2021
	(in thousands)
Revenue as reported	$1,005,657	$1,092,388	(8)%
Conversion impact U.S dollar / other currencies	$63,719
Revenue at constant currency (1)	1,069,376	1,092,388	(2)%
Americas
Revenue as reported	408,187	425,127	(4)%
Conversion impact U.S dollar / other currencies	$(995)
Revenue at constant currency (1)	407,192	425,127	(4)%
EMEA
Revenue as reported	370,821	421,399	(12)%
Conversion impact U.S dollar / other currencies	$37,462
Revenue at constant currency (1)	408,283	421,399	(3)%
Asia-Pacific
Revenue as reported	226,649	245,862	(8)%
Conversion impact U.S dollar / other currencies	$27,252
Revenue at constant currency (1)	$253,901	$245,862	3%
(1) Constant currency measures exclude the impact of foreign currency fluctuations and is computed by applying the prior year monthly exchange rates to transactions denominated in settlement or billing currencies other than the US dollar.
Revenue by region

Our revenue in the Americas region decreased (4)% (or (4)% on a constant currency basis) to $408.2 million for the six months ended June 30, 2022 compared to the six months ended June 30, 2021. This primarily reflects the impact of recognizing revenue on a net basis for Retail Media clients transitioning to the Company's platform, partially offset by continued strong performance of Retail Media as the platform continues to scale with large retailers and consumer brands and a rebound in travel.

Our revenue in EMEA decreased (12)% (or (3)% on a constant currency basis), to $370.8 million for the six months ended June 30, 2022 compared to the six months ended June 30, 2021, reflecting mixed retail trends with strength in Germany and emerging markets, offsetting softness in France and in the U.K. This also reflects the impact of recognizing revenue on a net basis for Retail Media clients transitioning to the Company's platform, partially offset by solid traction in Retail Media.

Our revenue in the Asia-Pacific region decreased (8)% (or increased 3% on a constant currency basis), to $226.6 million for the six months ended June 30, 2022 compared to the six months ended June 30, 2021, reflecting the recovery of our retail business in the region and soft Classifieds trends.

Cost of Revenue
Three months ended June 30, 2022 compared to the three months ended June 30, 2021

	Three Months Ended		% change
	June 30, 2022	June 30, 2021	2022 vs 2021

	(in thousands, except percentages)
Traffic acquisition costs	$(280,565)	$(331,078)	(15)%
Other cost of revenue	$(29,550)	$(37,364)	(21)%
Total cost of revenue	$(310,115)	$(368,442)	(16)%
% of revenue	(63)%	(67)%
Gross profit %	37%	33%
*Traffic acquisition costs breakdown by solution:

	Three Months Ended		% change	% change at Constant Currency (2)
	June 30, 2022	June 30, 2021	2022 vs 2021	2022 vs 2021

	(in thousands, except percentages)
Marketing Solutions	$(262,454)	$(294,132)	(11)%	(5)%
Retail Media (1)	$(18,111)	$(36,946)	(51)%	(52)%
Traffic Acquisition Costs	$(280,565)	$(331,078)	(15)%	(10)%

Cost of revenue for the three months ended June 30, 2022 decreased $(58.3) million, or (16)%, compared to the three months ended June 30, 2021. This decrease was primarily the result of a decrease of $(50.5) million, or (15)% (or (10)% on a constant currency basis) in traffic acquisition costs driven by a lower average price partially offset by an increase in volume, and a decrease of $(7.8) million, or (21)% in other cost of revenue.

(1) Criteo operates as two reportable segments from December 31, 2021. The table above presents the operating results of our Marketing Solutions and Retail Media segments. A strategic building block of Criteo’s Commerce Media Platform, the Retail Media Platform, introduced in June 2020, and reported under the retail media segment, is a self-service solution providing transparency, measurement and control to brands and retailers. In all arrangements running on this platform, Criteo recognizes revenue on a net basis, whereas revenue from arrangements running on legacy Retail Media solutions are accounted for on a gross basis. We expect most clients using Criteo’s legacy Retail Media solutions to transition to this platform by the second half of 2022. As new clients onboard and existing clients transition to the Retail Media Platform, Revenue may decline but Contribution ex-TAC margin will increase. Contribution ex-TAC will not be impacted by this transition
(2) Constant currency measures exclude the impact of foreign currency fluctuations and is computed by applying the prior year monthly exchange rates to transactions denominated in settlement or billing currencies other than the US dollar.

Traffic acquisition costs in Marketing Solutions decreased by (11)% (or (5)% at constant currency). This was driven by a (22)% decrease (or 17% at constant currency) in the average cost per thousand impressions ("CPM") for inventory purchased, reflecting our preferred relationships with media owners, which allow us to buy quality inventory directly from large publishers and remove intermediary fees in the process, and a 14% increase in the number of impressions we purchased, reflecting our expanding relationships with existing and new publisher partners, in particular through direct connections, to support client demand for advertising campaigns.
Traffic acquisition costs in Retail Media(1) decreased by (51)% (or (52)% at constant currency), reflecting the technical and transitory impact related to the ongoing client migration due to the transitioning of our platform. Because we recognize revenue on a net basis in all arrangements running on the platform, we expect our traffic acquisition costs for Retail Media to decrease over time as all of our clients are transitioned to the platform.
The decrease in other cost of revenue included a decrease in hosting costs of $3.5 million following the closure of certain data centers and depreciation and amortization expense of $3.1 million, and a decrease in other costs of sales mainly due to the digital tax and data acquisition costs.

Six months ended June 30, 2022 compared to the six months ended June 30, 2021

	Six Months Ended		% change
	June 30, 2022	June 30, 2021	2022 vs 2021

	(in thousands, except percentages)
Traffic acquisition costs	$(574,215)	$(658,745)	(13)%
Other cost of revenue	$(62,443)	$(72,076)	(13)%
Total cost of revenue	$(636,658)	$(730,821)	(13)%
% of revenue	(63)%	(67)%
Gross profit %	37%	33%
*Traffic acquisition costs breakdown by solution:

	Six Months Ended		% change	% change at Constant Currency (2)
	June 30, 2022	June 30, 2021	2022 vs 2021	2022 vs 2021

	(in thousands, except percentages)
Marketing Solutions	$(540,254)	$(585,005)	(8)%	(3)%
Retail Media (1)	$(33,961)	$(73,740)	(54)%	(54)%
Traffic Acquisition Costs	$(574,215)	$(658,745)	(13)%	(8)%

Cost of revenue for the six months ended June 30, 2022 decreased $(94.2) million, or (13)%, compared to the six months ended June 30, 2021. This decrease was primarily the result of a decreased of $(84.5) million, or (13)% (or (8)% on a constant currency basis) in traffic acquisition costs driven by a lower average price partially offset by an increase in volume, and a decrease of $(9.6) million, or (13)% in other cost of revenue.
(1) Criteo operates as two reportable segments from December 31, 2021. The table above presents the operating results of our Marketing Solutions and Retail Media segments. A strategic building block of Criteo’s Commerce Media Platform, the Retail Media Platform, introduced in June 2020, and reported under the retail media segment, is a self-service solution providing transparency, measurement and control to brands and retailers. In all arrangements running on this platform, Criteo recognizes revenue on a net basis, whereas revenue from arrangements running on legacy Retail Media solutions are accounted for on a gross basis. We expect most clients using Criteo’s legacy Retail Media solutions to transition to this platform by the second half of 2022. As new clients onboard and existing clients transition to the Retail Media Platform, Revenue may decline but Contribution ex-TAC margin will increase. Contribution ex-TAC will not be impacted by this transition
(2) Constant currency measures exclude the impact of foreign currency fluctuations and is computed by applying the prior year monthly exchange rates to transactions denominated in settlement or billing currencies other than the US dollar.

Traffic acquisition costs in Marketing Solutions decreased by (8)% (or (3)% at constant currency). This was driven by a (19)% decrease (or 15% at constant currency) in the average cost per thousand impressions ("CPM") for inventory purchased, reflecting our preferred relationships with media owners, which allow us to buy quality inventory directly from large publishers and remove intermediary fees in the process, and a 7% increase in the number of impressions we purchased, reflecting our expanding relationships with existing and new publisher partners, in particular through direct connections, to support client demand for advertising campaigns.
Traffic acquisition costs in Retail Media(1) decreased by (54)% (or (54)% at constant currency), reflecting the technical and transitory impact related to the ongoing client migration due to the transitioning of our platform. Because we recognize revenue on a net basis in all arrangements running on the platform, we expect our traffic acquisition costs for Retail Media to decrease over time as all of our clients are transitioned to the platform.
The decrease in other cost of revenue included a decrease in hosting costs of $5.5 million and depreciation and amortization expense of $3.7 million, and a decrease in other costs of sales mainly due to the digital tax and data acquisition costs.

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
The following table sets forth our revenue and Contribution ex-TAC by segment:

	Three Months Ended				Six Months Ended
Segment	June 30, 2022	June 30, 2021	YoY Change	YoY Change at Constant Currency (2)	June 30, 2022	June 30, 2021	YoY Change	YoY Change at Constant Currency (2)

Revenue	(amounts in thousands, except percentages)
Marketing Solutions	$440,423	$487,465	(10)%	(2)%	$904,311	$970,655	(7)%	(0.4)%
Retail Media	54,667	63,846	(14)%	(12)%	101,346	121,733	(17)%	(15)%
Total	495,090	551,311	(10)%	(3)%	1,005,657	1,092,388	(8)%	(2)%

Contribution ex-TAC (1)
Marketing Solutions	177,969	193,333	(8)%	2%	364,057	385,650	(6)%	3%
Retail Media	36,556	26,900	36%	42%	67,385	47,993	40%	45%
Total	214,525	220,233	(3)%	7%	431,442	433,643	(1)%	8%

(1) We define Contribution ex-TAC as a profitability measure akin to gross profit. It is calculated by deducting traffic acquisition costs from revenue and reconciled to gross profit through the exclusion of other cost of revenue. We have included Contribution ex-TAC in this Form 10-Q because it is a key measures used by our management and board of directors to evaluate operating performance and generate future operating plans. In particular, we believe that this can provide useful measures for period-to-period comparisons of our core business. Accordingly, we believe that Contribution ex-TAC provides useful information to investors and others in understanding and evaluating our results of operations in the same manner as our management and board of directors. Our use of Contribution ex-TAC has limitations as an analytical tool, and you should not consider them in isolation or as a substitute for analysis of our financial results as reported under U.S. GAAP. Some of these limitations are: (a) other companies, including companies in our industry which have similar business arrangements, may address the impact of TAC differently; (b)  other companies may report Contribution ex-TAC or similarly titled measures but calculate them differently, which reduces their usefulness as a comparative measure. Because of these and other limitations, you should consider Contribution ex-TAC alongside our other U.S. GAAP financial results, including gross profit.
(2) Constant currency measures exclude the impact of foreign currency fluctuations and is computed by applying the prior year monthly exchange rates to transactions denominated in settlement or billing currencies other than the US dollar.

Constant Currency Reconciliation
Information in this Form 10-Q with respect to results presented on a constant currency basis was calculated by applying the 2021 monthly exchange rates to transactions denominated in settlement or billing currencies other than the US dollar.
Beginning in the second quarter of 2022, the Company updated its methodology for calculating revenue and traffic acquisition costs on a constant currency basis, which are non-GAAP measures. The Company will use the prior year’s monthly exchange rates where the settlement or billing currencies are in currencies other than US dollars. The Q1 2022 revenue and traffic acquisition costs have been revised consistent with this updated methodology.
Below is a table which reconciles the actual results presented in this section with the results presented on a constant currency basis:

	Three Months Ended			Six Months Ended
	June 30, 2022	June 30, 2021	YoY Change	June 30, 2022	June 30, 2021	YoY Change
	(amounts in thousands, except percentages)

Revenue as reported	$495,090	$551,311	(10)%	$1,005,657	$1,092,388	(8)%
Conversion impact U.S. dollar/other currencies	38,530	—		63,719	—
Revenue at constant currency	$533,620	$551,311	(3)%	$1,069,376	$1,092,388	(2)%

Traffic acquisition costs as reported	$(280,565)	$(331,078)	(15)%	$(574,215)	$(658,745)	(13)%
Conversion impact U.S. dollar/other currencies	(17,401)	—		(28,811)	—
Traffic Acquisition Costs at constant currency	$(297,966)	$(331,078)	(10)%	$(603,026)	$(658,745)	(8)%

Contribution ex-TAC as reported	$214,525	$220,233	(3)%	$431,442	$433,643	(1)%
Conversion impact U.S. dollar/other currencies	21,129	—		34,908	—
Contribution ex-TAC at constant currency	$235,654	$220,233	7%	$466,350	$433,643	8%
Contribution ex-TAC/Revenue as reported	43%	40%		43%	40%

Other cost of revenue as reported	$(29,550)	$(37,364)	(21)%	$(62,443)	$(72,076)	(13)%

Gross Profit as reported	$184,975	$182,869	1%	$368,999	$361,567	2%

Research and Development Expenses
Three months ended June 30, 2022 compared to the three months ended June 30, 2021

	Three Months Ended		% change
	June 30, 2022	June 30, 2021	2022 vs 2021

	(in thousands, except percentages)
Research and development expenses	$(41,496)	$(41,915)	(1)%
% of revenue	(8)%	(8)%

Research and development expenses for the three months ended June 30, 2022, decreased $(0.4) million or (1)%, compared to the three months ended June 30, 2021. This decrease mainly related to higher headcount-related costs offset by lower facilities and supplies costs.

Six months ended June 30, 2022 compared to the six months ended June 30, 2021

	Six Months Ended		% change
	June 30, 2022	June 30, 2021	2022 vs 2021

	(in thousands, except percentages)
Research and development expenses	$(75,523)	$(73,612)	3%
% of revenue	(8)%	(7)%

Research and development expenses for the six months ended June 30, 2022, increased $1.9 million or 3% compared to the six months ended June 30, 2021. This increase mainly related to higher headcount-related costs, depreciation and amortization slightly offset by a decrease in facilities costs.

Sales and Operations Expenses
Three months ended June 30, 2022 compared to the three months ended June 30, 2021

	Three Months Ended		% change
	June 30, 2022	June 30, 2021	2022 vs 2021

	(in thousands, except percentages)
Sales and operations expenses	$(99,313)	$(80,751)	23%
% of revenue	(20)%	(15)%

Sales and operations expenses for the three months ended June 30, 2022 increased $18.6 million or 23% compared to the three months ended June 30, 2021. This increase mainly related to an increase in headcount-related costs, marketing costs, net bad debt expense, partially offset by a decrease in rent & facilities.

Six months ended June 30, 2022 compared to the six months ended June 30, 2021

	Six Months Ended		% change
	June 30, 2022	June 30, 2021	2022 vs 2021

	(in thousands, except percentages)
Sales and operations expenses	$(188,312)	$(160,105)	18%
% of revenue	(19)%	(15)%

Sales and operations expenses for the six months ended June 30, 2022 increased $28.2 million or 18% compared to the six months ended June 30, 2021. This increase mainly related to an increase in headcount-related costs, marketing costs, net bad debt expense, partially offset by a decrease in rent & facilities.

General and Administrative Expenses
Three months ended June 30, 2022 compared to the three months ended June 30, 2021

	Three Months Ended		% change
	June 30, 2022	June 30, 2021	2022 vs 2021

	(in thousands, except percentages)
General and administrative expenses	$(100,672)	$(40,474)	149%
% of revenue	(20)%	(7)%

General and administrative expenses for the three months ended June 30, 2022, increased $60.2 million or 149%, compared to the three months ended June 30, 2021. This increase mainly relates to a loss contingency on a regulatory matter.

Six months ended June 30, 2022 compared to the six months ended June 30, 2021

	Six Months Ended		% change
	June 30, 2022	June 30, 2021	2022 vs 2021

	(in thousands, except percentages)
General and administrative expenses	$(134,008)	$(73,902)	81%
% of revenue	(13)%	(7)%

General and administrative expenses for the six months ended June 30, 2022, increased $60.1 million or 81%, compared to the six months ended June 30, 2021. This increase mainly relates to a loss contingency on a regulatory matter.

Financial and Other Income / (Expense)
Three months ended June 30, 2022 compared to the three months ended June 30, 2021

	Three Months Ended		% change
	June 30, 2022	June 30, 2021	2022 vs 2021

	(in thousands, except percentages)
Financial and Other Income / (Expense)	$16,412	$(519)	3,262%
% of revenue	3.3%	(0.1)%

Six months ended June 30, 2022 compared to the six months ended June 30, 2021

	Six Months Ended		% change
	June 30, 2022	June 30, 2021	2022 vs 2021

	(in thousands, except percentages)
Financial and Other Income / (Expense)	$20,442	$(1,237)	1,753%
% of revenue	2.0%	(0.1)%
Financial and Other income for the three months ended and the six months ended June 30, 2022, increased by $16.9 million and by $21.7 million, respectively, compared to the three months ended and six months ended June 30, 2021. The $16.4 million financial and other income for the three months ended and six months ended June 30, 2022 were driven by the recognition of a positive impact of foreign exchange reevaluations net of related hedging and the up-front fees amortization, the non-utilization costs, and the financial expense relating to our available Revolving Credit Facility ("RCF") financing. At June 30, 2022, our exposure to foreign currency risk was centralized at Criteo S.A. and hedged using foreign currency swaps or forward purchases or sales of foreign currencies.

Provision for Income Taxes
Three months ended June 30, 2022 compared to the three months ended June 30, 2021

	Three Months Ended		% change
	June 30, 2022	June 30, 2021	2022 vs 2021

	(in thousands, except percentages)
Provision for income taxes	$7,121	$(4,181)	(270)%
% of revenue	—%	(1)%
Effective tax rate	18%	22%
Six months ended June 30, 2022 compared to the six months ended June 30, 2021

	Six Months Ended		% change
	June 30, 2022	June 30, 2021	2022 vs 2021

	(in thousands, except percentages)
Provision for income taxes	$(3,293)	$(14,232)	(77)%
% of revenue	(0.3)%	(1)%
Effective tax rate	39%	27%
For the six months ended June 30, 2022 and June 30, 2021, we used an annual estimated tax rate of 39% and 27%, respectively, to calculate the provision for income taxes.

Net Income
Three months ended June 30, 2022 compared to the three months ended June 30, 2021

	Three Months Ended		% change
	June 30, 2022	June 30, 2021	2022 vs 2021

	(in thousands, except percentages)
Net income	$(32,973)	15,029	(319)%
% of revenue	(7)%	3%
Net income for the three months ended June 30, 2022, decreased $(48.0) million, or (319)%, compared to the three months ended June 30, 2021. This decrease was the result of the business dynamics discussed above, in particular, a $(76.2) million decrease in income from operations, offset by a $16.9 million increase in financial and other income and by a $11.9 million decrease in provision for income taxes compared to the three months ended June 30, 2021.

Six months ended June 30, 2022 compared to the six months ended June 30, 2021

	Six Months Ended		% change
	June 30, 2022	June 30, 2021	2022 vs 2021

	(in thousands, except percentages)
Net income	$(11,695)	38,479	(130)%
% of revenue	(1)%	4%
Net income for the six months ended June 30, 2022, decreased $(50.2) million, or (130)%, compared to the six months ended June 30, 2021. This increase was the result of the business dynamics discussed above, in particular, a $(82.8) million decrease in income from operations, offset by $21.7 million increase in financial and other income and by a $10.9 million decrease in provision for income taxes compared to the six months ended June 30, 2021.

Liquidity and Capital Resources
Our principal sources of liquidity are our cash and cash equivalents and cash generated from operating activities. We have never declared or paid any cash dividends on our ordinary shares. We do not anticipate paying cash dividends on our equity securities in the foreseeable future. In 2018, we completed an $80 million share repurchase program. In July 2019, the board of directors authorized a new share repurchase program of up to $80 million of the Company’s outstanding American Depositary Shares, which we completed in February 2020. In April 2020, the board of directors authorized a new share repurchase program of up to $30 million of the Company's outstanding American Depositary Shares, which we completed in July 2020. In February 2021, the board of directors approved a new, long-term share repurchase program of up to $100 million of the Company's outstanding American Depositary Shares, which we completed in December, 2021. In February 2022, the board of directors approved an extension of the long-term share repurchase program of up to $175 million of the Company's outstanding American Depositary Shares, to a total of $275 million.
Other than these repurchase programs, we intend to retain all available funds from any future earnings to fund our growth. As discussed in Note 14 to the unaudited condensed consolidated financial statements in Item 1 to this Form 10-Q, we are party to several loan agreements and revolving credit facilities with third-party financial institutions.
Our cash and cash equivalents at June 30, 2022 were held for working capital and general corporate purposes, which could include acquisitions, and amounted to $562.5 million as of June 30, 2022. The $47.0 million increase in cash and cash equivalents compared with December 31, 2021 primarily resulted from $88.9 million in cash from operating activities, $23.3 million in cash from investing activities, partially offset by $(14.5) million in cash used for financing activities over the period. The cash used for financing activities was mainly related to $(29.3) million in cash used for the share repurchase programs partially offset by the recognition of $14.5 million positive impact of foreign exchange reevaluations net of related hedging, and $0.4 million of proceeds from a capital increase following the exercises of stock options. In addition, the increase in cash includes an $(50.7) million negative impact of changes in foreign exchange rates on our cash position over the period. We do not enter into investments for trading or speculative purposes. Our policy is to invest any cash in excess of our immediate requirements in investments designed to preserve the principal balance and provide liquidity. Accordingly, our cash and cash equivalents are invested primarily in demand deposit accounts that are currently providing only a minimal return.
Furthermore, the Company has immediate access to an additional € 294.0 million ($305.4 million) from the RCF, which, combined with our cash position, marketable securities and treasury shares as of June 30, 2022, provides total liquidity approximating $1.0 billion. On July 29, 2022, we drew down €50 million ($51.1 million) under the RCF for a one month period to provide additional liquidity in connection with the closing of the IPONWEB Acquisition. Overall, we believe that our current financial liquidity, combined with our expected cash-flow generation in 2022, enables financial flexibility.

Operating and Capital Expenditure Requirements
For the six months ended June 30, 2022 and 2021, our capital expenditures were $21.0 million and $26.9 million, respectively. During the six months ended June 30, 2022, these capital expenditures were mainly comprised of purchases of servers and other data-center equipment and capitalized software development costs. We expect our capital expenditures to remain at, or slightly above, 3% of revenue for 2022, as we plan to continue to build and maintain additional data center equipment capacity in all regions and significantly increase our redundancy capacity to strengthen our infrastructure.
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

Historical Cash Flows
The following table sets forth our cash flows for the six month period ended June 30, 2022 and June 30, 2021:

	Six Months Ended
	June 30, 2022	June 30, 2021

	(in thousands)
Cash (used for) from operating activities	$88,902	$103,722
Cash (used for) from investing activities	$23,295	$(56,814)
Cash (used for) from financing activities	$(14,509)	$(27,374)
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
For the six months ended June 30, 2022, net cash provided by operating activities was $88.9 million and consisted of net income of $(11.7) million, and $98.2 million in adjustments for certain non-cash and non-operating items. Adjustments for certain non-operating items primarily consisted of amortization and provision expense of $114.5 million, equity awards compensation expense of $21.5 million, and $(7.1) million of changes in deferred tax assets, partially offset by a $(14.7) million change in income taxes and other non-operating items of $(15.3) million. The $2.4 million increase in cash from changes in working capital primarily consisted of a $65.5 million increase in trade receivables, partially offset by a $(14.6) million change in other current assets including prepaid expenses and value-added tax ("VAT") receivables, a $(0.2) million change in lease liabilities and right of use assets, a $(17.0) million change in trade payables, and a $(31.3) million change in other current liabilities such as payroll and payroll related expenses and VAT payables and change in fair value of derivatives.
Investing Activities
Our investing activities to date have consisted primarily of purchases of servers and other data-center equipment. For the six months ended June 30, 2022, net cash from investing activities was $23.3 million and primarily consisted of a $44.3 million positive change from the maturity of investments in Marketable Securities, partially offset by a $(21.0) million change in capital expenditures, mainly comprised of purchases of servers and other data-center equipment and capitalized software development costs.
Financing Activities
For the six months ended June 30, 2022, net cash used for financing activities was $(14.5) million, resulting mainly from a $(29.3) million payment for our share repurchase program, a $(0.9) million change in other financial liabilities, a $15.3 million change relating to the recognition of a positive impact of foreign exchange reevaluations net of related hedging, partially offset by $0.4 million of proceeds from capital increase following the exercises of stock options.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Market Risk

We are mainly exposed to foreign currency exchange rate fluctuations. There have been no material changes to our exposure to market risk during the three months ended June 30, 2022.

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
A hypothetical 10% increase or decrease of the Pound Sterling, the Euro, the Japanese yen or the Brazilian Real against the U.S. dollar would have impacted the Condensed Consolidated Statements of Income as follows:

	Six Months Ended
	June 30, 2022		June 30, 2021

	(in thousands)
GBP/USD	+10%	-10%	+10%	-10%
Net income impact	$(293)	$293	$(193)	$193

	Six Months Ended
	June 30, 2022		June 30, 2021

	(in thousands)
BRL/USD	+10%	-10%	+10%	-10%
Net income impact	$86	$(86)	$97	$(97)

	Six Months Ended
	June 30, 2022		June 30, 2021

	(in thousands)
JPY/USD	+10%	-10%	+10%	-10%
Net income impact	$1,723	$(1,723)	$246	$(246)

	Six Months Ended
	June 30, 2022		June 30, 2021

	(in thousands)
EUR/USD	+10%	-10%	+10%	-10%
Net income impact	$3,457	$(3,457)	$4,811	$(4,811)

Credit Risk and Trade receivables
For a description of our credit risk and trade receivables, please see "Note 3. Financial instruments" and "Note 4. Trade Receivables" in the Notes to the Consolidated Financial Statements.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures
Based on their evaluation as of June 30, 2022, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective to provide reasonable assurance that (i) the information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and (ii) such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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
Limitation on Effectiveness of Controls and Procedures
Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within Criteo have been detected. These inherent limitations include the realities that judgments in decision making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies and procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.

PART II
Item 1.    Legal Proceedings.
For a discussion of our legal proceedings, refer to Note 14. Commitments and contingencies.
Item 1A. Risk Factors.

The following risk factors are provided to update the risk factors previously disclosed under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on February 25, 2022. Except as presented below, there have been no material changes to the Risk Factors described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2022.

The ongoing conflict between Russia and Ukraine may adversely affect our business and results of operations.

The current conflict between Russia and Ukraine and related government actions are evolving and beyond our control, and given our global operations, such conflict may adversely affect our business and results of operations. As a result of this conflict, we previously decided to suspend all ad campaigns and digital advertising activities in Russia, and we ultimately reduced personnel attached to supporting these activities and discontinued our operations in our Russia entity. Our current business in Russia and Ukraine is limited, and in 2021, it represented less than 2% of our Contribution ex-TAC. In addition, as part of the acquisition of IPONWEB, we have entered into a transitional services agreement to cover certain R&D and back office functions that are delivered to the acquired IPONWEB entities from contractors and/or employees based in Russia until June 2023.

The current conflict between Russia and Ukraine may also have the effect of heightening many other risks disclosed in our public filings, any of which could materially and adversely affect our business and results of operations. Such risks include, but are not limited to: adverse effects on global macroeconomic conditions; regional instability and geopolitical shifts; supply chain disruption; increased exposure to cyberattacks; limitations in our ability to implement and execute our business strategy, including our completed acquisition of Iponweb; risks to employees and contractors that we have in the region; risks related to additional governmental regulations or sanctions; and exposure to foreign currency fluctuations.

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

In January 2020, CNIL opened a formal investigation into Criteo in response to this complaint, which is still ongoing as per CNIL’s notification to Criteo dated June 23, 2021, which notified the Company of the appointment of an investigator (rapporteur). CNIL’s investigation also covers another complaint against Criteo received in November 2018 by CNIL from the European Center for Digital Rights (NOYB).

On August 3, 2022, the assigned rapporteur issued a report that claimed certain GDPR violations. The report includes a proposed financial sanction against the Company of €60.0 million ($65.4 million). A final decision on resolution and potential financial penalties would likely not occur until 2023. Refer to Note 14. Commitments and contingencies for more information.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Purchases of Equity Securities by the issuer and Affiliated Purchasers
The following table provides certain information with respect to our purchases of our ADSs during the second fiscal quarter of 2022:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs(1)
April 1 to 30, 2022	319,207	$26.04	319,207	263,379,911
May 1 to 31, 2022	335,873	$25.67	335,873	254,754,691
June 1 to 30, 2022	159,451	$25.64	159,451	250,665,643
Total	814,531		814,531	—
(1) In October 2021, the board of directors approved an extension of the long-term share repurchase program of up to $175 million of the Company's outstanding American Depositary Shares, for a total of $275 million.
(2) Average price paid per share excludes any broker commissions paid.

Item 6. Exhibits.
Exhibit Index

Incorporated by Reference
Exhibit	Description	Schedule/ Form	File Number	Exhibit	File Date
2.1#†
Amended and Restated Framework Purchase Agreement, dated as of August 1, 2022, by and among the Company, Sellers, Mr. Ljubisa Bogunovic in his capacity as trustee of the “IW General Management Trust” and Mr. Boris Mouzykantskii*

3.1	By-laws (statuts) (English translation)	8-K	001-36153	3.1	August 3, 2022
31.1#	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended
31.2#	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended
32.1*	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File, formatted in Inline XBRL and contained in Exhibit 101.

#    Filed herewith.
*    Furnished herewith.
†    Schedules have been omitted from this exhibit pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule will be furnished to the Securities and Exchange Commission upon request.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CRITEO S.A.
(Registrant)

	By:	/s/ Sarah Glickman
Date: August 5, 2022	Name:	Sarah Glickman
	Title:	Chief Financial Officer
(Principal financial officer and duly authorized signatory)