Form 10-Q
period 2022-09-30
Criteo S.A.
filed 2022-11-01
CIK 1576427

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended September 30, 2022
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes  ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer, ”“accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☒	Accelerated Filer	☐
Non-accelerated Filer	☐	Smaller reporting company	☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes  ☐      No ☒
          As of October 31, 2022, the registrant had 60,210,797 ordinary shares, nominal value €0.025 per share, outstanding.

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

PART I
Item 1. Financial Statements

CRITEO S.A. CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION (UNAUDITED)

	Notes	September 30, 2022	December 31, 2021
		(in thousands)
Assets
Current assets:
Cash and cash equivalents	4	$307,323	$515,527
Trade receivables, net of allowances of $57.6 million and $45.4 million at September 30, 2022 and December 31, 2021, respectively	5	576,082	581,988
Income taxes	13	16,474	8,784
Other taxes		75,795	73,388
Other current assets	6	34,347	34,182
Restricted cash - current	4	25,000	—
Marketable securities - current portion	4	10,000	50,299
Total current assets		1,045,021	1,264,168
Property, plant and equipment, net		114,493	139,961
Intangible assets, net		77,464	82,627
Goodwill	2	597,781	329,699
Right of use assets - operating lease	8	101,982	120,257
Restricted cash - non-current	4	75,000	—
Marketable securities - non-current portion	4	—	5,000
Non-current financial assets		6,864	6,436
Other non-current assets		54,478	—
Deferred tax assets		49,487	35,443
Total non-current assets		1,077,549	719,423
Total assets		$2,122,570	$1,983,591

Liabilities and shareholders' equity
Current liabilities:
Trade payables		$576,762	$430,245
Contingencies - current portion	15	60,038	3,059
Income taxes	13	5,602	6,641
Financial liabilities - current portion	4	—	642
Lease liability - operating - current portion	8	30,469	34,066
Other taxes		56,894	60,236
Employee - related payables		72,897	98,136
Other current liabilities	7	60,810	39,523
Total current liabilities		863,472	672,548
Deferred tax liabilities		2,842	3,053
Defined benefit plans	9	2,836	5,531
Financial liabilities - non-current portion	4	270	360
Lease liability - operating - non-current portion	8	77,901	93,893
Contingencies - non-current portion	15	32,731	—
Other non-current liabilities	7	65,618	9,886
Total non-current liabilities		182,198	112,723
Total liabilities		1,045,670	785,271
Commitments and contingencies
Shareholders' equity:
Common shares, €0.025 par value, 64,985,388 and 65,883,347 shares authorized, issued and outstanding at September 30, 2022, and December 31, 2021, respectively.		2,125	2,149
Treasury stock, 5,049,409 and 5,207,873 shares at cost as of September 30, 2022 and December 31, 2021, respectively.		(152,889)	(131,560)
Additional paid-in capital		760,666	731,248
Accumulated other comprehensive income (loss)		(131,651)	(40,294)
Retained earnings		569,218	601,588
Equity-attributable to shareholders of Criteo S.A.		1,047,469	1,163,131
Non-controlling interests		29,431	35,189
Total equity		1,076,900	1,198,320
Total equity and liabilities		$2,122,570	$1,983,591

The accompanying notes form an integral part of these unaudited condensed consolidated financial statements.

CRITEO S.A.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

		Three Months Ended		Nine Months Ended
	Notes	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
		(in thousands, except share per data)

Revenue	10	$446,921	$508,580	$1,452,578	$1,600,968

Cost of revenue:
Traffic acquisition costs		(233,543)	(297,619)	(807,758)	(956,364)
Other cost of revenue		(33,771)	(34,935)	(96,214)	(107,011)

Gross profit		179,607	176,026	548,606	537,593

Operating expenses:
Research and development expenses		(42,725)	(33,345)	(118,248)	(106,957)
Sales and operations expenses		(90,051)	(75,619)	(278,363)	(235,724)
General and administrative expenses		(42,353)	(34,877)	(176,361)	(108,779)
Total operating expenses		(175,129)	(143,841)	(572,972)	(451,460)
Income (loss) from operations		4,478	32,185	(24,366)	86,133
Financial and Other income (expense)	12	3,485	(154)	23,927	(1,391)
Income (loss) before taxes		7,963	32,031	(439)	84,742
Provision for income taxes	13	(1,442)	(7,801)	(4,735)	(22,033)
Net income (loss)		$6,521	$24,230	$(5,174)	$62,709

Net income (loss) available to shareholders of Criteo S.A.		$6,579	$23,481	$(6,448)	$60,691
Net income (loss) available to non-controlling interests		$(58)	$749	$1,274	$2,018

Weighted average shares outstanding used in computing per share amounts:
Basic	14	60,318,114	60,873,594	60,431,597	60,759,613
Diluted	14	63,235,811	64,197,686	63,050,355	64,313,526

Net income (loss) allocated to shareholders per share:
Basic	14	$0.11	$0.39	$(0.11)	$1.00
Diluted	14	$0.10	$0.37	$(0.10)	$0.94
The accompanying notes form an integral part of these unaudited condensed consolidated financial statements.

CRITEO S.A.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
	(in thousands)

Net income (loss)	$6,521	$24,230	$(5,174)	$62,709
Foreign currency translation differences, net of taxes	(30,896)	(18,394)	(101,624)	(44,934)
Actuarial gains on employee benefits, net of taxes	409	25	2,944	683
Other comprehensive income (loss)	$(30,487)	$(18,369)	$(98,680)	$(44,251)
Total comprehensive income (loss)	$(23,966)	$5,861	$(103,854)	$18,458
Attributable to shareholders of Criteo S.A.	$(22,142)	$5,569	$(97,806)	$19,314
Attributable to non-controlling interests	$(1,824)	$292	$(6,048)	$(856)
The accompanying notes form an integral part of these unaudited condensed consolidated financial statements.

CRITEO S.A.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)

	Share capital		Treasury Stock		Additional paid-in capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Equity - attributable to shareholders of Criteo S.A.	Non controlling interest	Total equity
	Common shares		Shares
	(in thousands, except share amounts )
Balance at December 31, 2020	66,272,106	$2,161	(5,632,536)	$(85,570)	$693,164	$16,027	$491,359	$1,117,142	$35,545	$1,152,687
Net income (loss)	—	—	—	—	—	—	22,406	22,406	1,044	23,450
Other comprehensive income (loss)	—	—	—	—	—	(33,852)	—	(33,852)	(2,502)	(36,354)
Issuance of ordinary shares	119,800	3	—	—	2,148	—	—	2,151	—	2,151
Change in treasury stocks	—	—	34,935	(1,693)	—	—	(3,237)	(4,930)	—	(4,930)
Share-Based Compensation	—	—	—	—	6,710	—	—	6,710	50	6,760
Other changes in equity	—	—	—	—	—	—	—	—	—	—
Balance at March 31, 2021	66,391,906	$2,164	(5,597,601)	$(87,263)	$702,022	$(17,825)	$510,528	$1,109,626	$34,137	$1,143,763
Net income (loss)	—	—	—	—	—	—	14,804	14,804	225	15,029
Other comprehensive income (loss)	—	—	—	—	—	10,387	—	10,387	85	10,472
Issuance of ordinary shares	305,454	9	—	—	7,568	—	—	7,577	—	7,577
Change in treasury stocks	—	—	(482,407)	(24,560)	—	—	(5,439)	(29,999)	—	(29,999)
Share-Based Compensation	—	—	—	—	11,172	—	—	11,172	55	11,227
Other changes in equity	—	—	—	—	—	—	—	—	—	—
Balance at June 30, 2021	66,697,360	$2,173	(6,080,008)	(111,823)	$720,762	$(7,438)	$519,893	$1,123,567	$34,502	$1,158,069
Net income (loss)	—	—	—	—	—	—	23,481	23,481	749	24,230
Other comprehensive income (loss)	—	—	—	—	—	(17,911)	—	(17,911)	(458)	(18,369)
Issuance of ordinary shares	(382,341)	16	—	—	12,167	—	—	12,183	—	12,183
Change in treasury stocks	—	(27)	535,481	(10,567)	(18,036)	—	(9,054)	(37,684)	—	(37,684)
Share-Based Compensation	—	—	—	—	12,720	—	—	12,720	103	12,823
Other changes in equity	—	—	—	—	—	—	—	—	—	—
Balance at September 30, 2021	66,315,019	$2,162	(5,544,527)	(122,390)	$727,613	$(25,349)	$534,320	$1,116,356	$34,896	$1,151,252
(*) From January 1, 2020, we adopted ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost issued by the Financial Accounting Standards Board (FASB).
(**) Deferred consideration in the context of Storetail Marketing SAS acquisition in 2018.

	Share capital		Treasury Stock		Additional paid-in capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Equity - attributable to shareholders of Criteo S.A.	Non controlling interest	Total equity
	Common shares		Shares
	(in thousands, except share amounts )
Balance at December 31, 2021	65,883,347	$2,149	(5,207,873)	$(131,560)	$731,248	$(40,294)	$601,588	$1,163,131	$35,189	$1,198,320
Net income (loss)	—	—	—	—	—	—	20,587	20,587	691	21,278
Other comprehensive income (loss)	—	—	—	—	—	(16,207)	—	(16,207)	(1,925)	(18,132)
Issuance of ordinary shares	22,047	1	—	—	319	—	—	320	—	320
Change in treasury stocks(*)	—	—	(119,771)	(5,770)	—	—	(2,534)	(8,304)	—	(8,304)
Share-Based Compensation	—	—	—	—	8,948	—	—	8,948	93	9,041
Other changes in equity	—	—	—	—	—	—	—	—	—	—
Balance at March 31, 2022	65,905,394	$2,150	(5,327,644)	$(137,330)	$740,515	$(56,501)	$619,641	$1,168,475	$34,048	$1,202,523
Net income (loss)	—	—	—	—	—	—	(33,613)	(33,613)	641	(32,972)
Other comprehensive income (loss)	—	—	—	—	—	(46,430)	—	(46,430)	(3,631)	(50,061)
Issuance of ordinary shares	(111,362)	—	—	—	110	—	—	110	—	110
Change in treasury stocks(*)	—	(3)	62,251	(11,179)	(1,342)	—	(8,509)	(21,033)	—	(21,033)
Share-Based Compensation	—	—	—	—	11,452	—	—	11,452	97	11,549
Other changes in equity	—	—	—	—	39	—	33	72	—	72
Balance at June 30, 2022	65,794,032	$2,147	(5,265,393)	$(148,509)	$750,774	$(102,931)	$577,552	$1,079,033	$31,155	$1,110,188
Net income (loss)	—	—	—	—	—	—	6,579	6,579	(58)	6,521
Other comprehensive income (loss)	—	—	—	—	—	(28,720)	—	(28,720)	(1,767)	(30,487)
Issuance of ordinary shares	(808,644)	1	—	—	—	—	—	1	—	1
Change in treasury stocks(*)	—	(23)	215,984	(4,380)	(10,530)	—	(14,913)	(29,846)	—	(29,846)
Share-Based Compensation	—	—	—	—	20,422	—	—	20,422	101	20,523
Other changes in equity	—	—	—	—	—	—	—	—	—	—
Balance at September 30, 2022	64,985,388	$2,125	(5,049,409)	$(152,889)	$760,666	$(131,651)	$569,218	$1,047,469	$29,431	$1,076,900
(*) On February 3, 2022, Criteo's board of directors authorized an extension of the share repurchase program to up to $280.0 million of the Company's outstanding American Depositary Shares. The change in treasury stocks is comprised of 2,195,411 shares repurchased at an average price of $26.7 offset by 1,401,489 treasury shares used for RSUs and LUSs vesting, 952,386 shares retired.

The accompanying notes form an integral part of these unaudited condensed consolidated financial statements.

CRITEO S.A.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended
	September 30, 2022	September 30, 2021
	(in thousands)
Net income (loss)	$(5,174)	$62,709
Non-cash and non-operating items	122,043	103,573
- Amortization and provisions	134,650	67,919
- Net gain or (loss) on disposal of non-current assets	(361)	4,694
- Equity awards compensation expense (1)	42,594	32,174
- Interest accrued and non-cash financial income and expenses	(2,244)	—
- Change in deferred taxes	(16,051)	4,568
- Change in income taxes	(12,899)	(5,820)
- Other (2)	(23,646)	38
Changes in working capital related to operating activities	13,661	(11,381)
- (Increase) / Decrease in trade receivables	75,399	16,654
- Increase / (Decrease) in trade payables	(19,526)	(5,693)
- (Increase) / Decrease in other current assets	(23,224)	(12,710)
- Increase/ (Decrease) in other current liabilities	(20,178)	(5,774)
- Change in operating lease liabilities and right of use assets	1,190	(3,858)
Cash from operating activities	130,530	154,901
Acquisition of intangible assets, property, plant and equipment	(48,955)	(44,383)
Change in accounts payable related to intangible assets, property, plant and equipment	7,632	1,518
Payment for a business, net of cash acquired	(135,453)	(9,527)
Change in other non-current financial assets	43,052	(13,803)
Cash (used for) from investing activities	(133,724)	(66,195)
Proceeds from borrowings under line-of-credit agreement	78,513	—
Repayment of borrowings	(78,513)	(1,262)
Proceeds from exercise of stock options	617	21,688
Repurchase of treasury stocks	(59,162)	(72,611)
Change in other financial liabilities	107	(3,636)
Other (2)	22,242	—
Cash used for financing activities	(36,196)	(55,821)
Effect of exchange rates changes on cash and cash equivalents	(68,813)	(23,438)
Net increase (decrease) in cash and cash equivalents	(108,203)	9,447
Net cash and cash equivalents at beginning of period	515,526	488,011
Net cash and cash equivalents and restricted cash at end of period	$407,323	$497,458

Supplemental disclosures of cash flow information
Cash paid for taxes, net of refunds	(33,685)	(23,285)
Cash paid for interest	(959)	(1,139)
(1) Of which $41.1 million and $30.8 million of equity awards compensation expense consisted of share-based compensation expense according to ASC 718 Compensation - stock compensation for the nine months ended September 30, 2022 and 2021, respectively.
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

Note 2. Business acquisitions
On August 1, 2022, the Company, Iponweb Holding Limited, Exezars Limited (a subsidiary of Iponweb Holding Limited and collectively with Iponweb Holding Limited, the “Sellers”), Mr. Ljubisa Bogunovic, in his capacity as trustee of the “IW General Management Trust” and Mr. Boris Mouzykantskii, founder and Chief Executive Officer of Iponweb Holding Limited (the “Founder”) entered into an amended and restated Framework Purchase Agreement (the “FPA”), amending and restating the previously disclosed framework purchase agreement, dated December 22, 2021, which provided for the acquisition of the business of Iponweb Holding Limited (the "Iponweb business"), a market-leading AdTech company with world-class media trading capabilities, by the Company (the “Iponweb Acquisition”).

This business combination is composed of an asset purchase of Iponweb intellectual property and other intangible rights and a share purchase of 100% of the share capital and voting rights of nine Iponweb operational legal entities.
Purchase price. The purchase price, as per ASC 805, was $287.6 million (subject to post-close purchase price adjustments) for the Iponweb business, out of which $61.2 million represents the fair value of the contingent consideration and is payable based upon the achievement of certain net revenue targets by the Iponweb business for the 2022 and 2023 fiscal years. The FPA also provides for contingent consideration payable in cash to the Sellers in an amount up to $100 million, conditioned upon the achievement of certain net revenue targets by the Iponweb business for the 2022 and 2023 fiscal years.
Separate compensation arrangement. The Company transferred Treasury shares with a fair value of $70.2 million to Iponweb's Sellers, subject to lock-up conditions. As these shares are subject to a lock-up period that expires in three installments on each of the first three anniversaries of the Iponweb Acquisition, unless the Founder's employment agreement is terminated under certain circumstances during the pendency of such lock-up period, the $70.2 million fair value was not included in the purchase price consideration above and will be accounted for separately from the business combination as a stock compensation expense. See Note 11 for further discussion.

Financing. The acquisition was financed by available cash resources, and in connection with the Acquisition, the Company drew down €50.0 million ($51.1 million) for a one-month period on its then-current revolving credit facility (repaid prior to quarter end) to provide additional liquidity.
Assets acquired and liabilities assumed. The transaction was accounted for as a business acquisition. The purchase price allocation is in progress and we expect to complete this analysis within one year from the Acquisition Date.
On the Acquisition Date, assets acquired and liabilities assumed by major asset class before purchase price allocation are as follow:

Estimated fair values
(in millions)
Cash and cash equivalents	93.3
Trade receivables	113.3
Other current assets	1.0
Other non-current assets	56.1
Trade Payables	(192.5)
Other current liabilities	(13.7)
Other non-current liabilities	(52.2)
Net assets acquired	$5.3
In the Iponweb business's opening balance sheet, Criteo recognized an $18.0 million liability related to the Iponweb business's uncertain tax positions in accordance with ASC 740. The Company also recognized a $32.7 million provision in connection with the Iponweb business, accounted for under ASC 450 Contingencies. As part of the Acquisition, the Sellers agreed to indemnify Criteo for losses related to certain liabilities, up to an amount of $50.0 million. As such, we have recognized an indemnification asset of $50.0 million which is recorded as part of "Other non-current assets" on the consolidated statement of financial position.

Preliminary goodwill. The Company is assessing the fair value estimate of assets acquired and liabilities assumed as part of the Iponweb Acquisition, based on facts and circumstances that existed as of the Acquisition Date. This measurement period will not exceed one year from the Acquisition Date. The excess of the purchase price over the fair value of net assets acquired is allocated to goodwill. The preliminary goodwill of $282.3 million is primarily attributable to synergies expected to be realized from leveraging our technological capabilities and from the existence of an assembled workforce.
Our fair value estimate of assets acquired and liabilities assumed is pending the completion of certain items including the final determination of the purchase price and the final assessment of the fair value of the assets acquired and liabilities assumed, including those related to intangible assets. Accordingly, there could be material adjustments to our consolidated financial statements, including changes in our amortization expense related to the valuation of intangible assets and their respective useful lives, among other adjustments.
Acquisition costs. Acquisition related costs of $7.1 million and $11.5 million were recorded within general and administrative expenses on the consolidated statements of comprehensive income for the three and nine months ended September 30, 2022, respectively.
Impact on profit and loss. The Company's consolidated statements of operations for the nine months ended September 30, 2022 includes Iponweb's revenues of $18.5 million and pretax income (loss) of $0.5 million for the period from the Acquisition Date to September 30, 2022.
On a pro-forma basis, assuming the Acquisition occurred on January 1, 2021, Criteo's consolidated pro-forma revenue and net income or loss would have been as follows:

	Pro Forma Consolidated Statement of Operations Data
	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
	(in thousands)
Revenue	$473,859	$532,986	$1,512,605	$1,670,941
Net Income (loss)	6,709	25,510	(4,079)	$66,720

The historical consolidated financial information has been adjusted in the pro forma combined financial statements to give the effect to pro forma events that are directly attributable to the business combination and are reasonably estimable. The pro forma information is for informational purposes only and is not indicative of the results of operations that would have been achieved if the Acquisition had taken place at the beginning the Company's fiscal year 2021.

Note 3. Segment information
Reportable segments
The Company reports segment information based on the "management" approach. The management approach designates the internal reporting used by management for making decisions and assessing performance as the source of the Company's reportable segments. As a result of the Iponweb Acquisition, the Company reassessed its operating and reportable segments in accordance with ASC 280, Segment Reporting. Effective August 1, 2022, the Company reports its results of operations through the following three segments: Marketing Solutions, Retail Media and Iponweb.

–Marketing Solutions: This segment allows commerce companies to address multiple marketing goals by engaging their consumers with personalized ads across the web, mobile and offline store environments.

–Retail Media: This segment allows retailers to generate advertising revenues from consumer brands, and/or to drive sales for themselves, by monetizing their data and audiences through personalized ads, either on their own digital property or on the open Internet, that address multiple marketing goals.

–Iponweb: This segment specializes in building real-time advertising technology and trading infrastructure, delivering advanced media buying, selling, and packaging capabilities for media owners, agencies, performance advertisers, and 3rd-party ad tech platforms.

Segment operating results, Contribution ex-TAC, is Criteo's segment profitability measure and reflects our gross profit plus other costs of revenue.

The following table shows revenue by reportable segment:

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
	(in thousands)
Marketing Solutions	$387,288	458,622	$1,291,599	1,429,277
Retail Media	41,170	49,958	142,516	171,691
Iponweb	18,463	—	18,463	—
Total Revenue	$446,921	$508,580	$1,452,578	$1,600,968
The following table shows Contribution ex-TAC by reportable segment and its reconciliation to the Company’s Consolidated Statements of Operation:

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
	(in thousands)
Contribution ex-TAC
Marketing Solutions	$158,022	$182,124	$522,079	$567,774
Retail Media	36,893	28,837	104,278	76,830
Iponweb	18,463	—	18,463
	$213,378	$210,961	$644,820	$644,604

Other costs of sales	(33,771)	(34,935)	(96,214)	(107,011)
Gross profit	$179,607	$176,026	$548,606	$537,593
Operating expenses
Research and development expenses	(42,725)	(33,345)	(118,248)	(106,957)
Sales and operations expenses	(90,051)	(75,619)	(278,363)	(235,724)
General and administrative expenses	(42,353)	(34,877)	(176,361)	(108,779)
Total Operating expenses	(175,129)	(143,841)	(572,972)	(451,460)

Income (loss) from operations	$4,478	$32,185	$(24,366)	$86,133
Financial and Other Income (Expense)	3,485	(154)	23,927	(1,391)
Income (loss) before tax	$7,963	$32,031	$(439)	$84,742
The Company's chief operating decision maker, or CODM, does not review any other financial information for our three segments, other than Contribution ex-TAC, at the reportable segment level.

Note 4. Financial Instruments
Financial assets
The maximum exposure to credit risk at the end of each reported period is represented by the carrying amount of financial assets and summarized in the following table:

	September 30, 2022	December 31, 2021
	(in thousands)
Trade receivables, net of allowances	576,082	581,988
Other taxes	75,795	73,388
Other current assets	34,347	34,182
Non-current financial assets	6,864	6,436
Restricted cash	100,000	—
Marketable securities	10,000	55,299
Total	$803,088	$751,293

For our financial assets, other than trade receivables, net of allowances, the fair value approximates the carrying amount, given the nature of the financial assets and the maturity of the expected cash flows.

Financial Liabilities

	September 30, 2022	December 31, 2021
	(in thousands)
Trade payables	$576,762	$430,245
Other taxes	56,894	60,236
Employee-related payables	72,897	98,136
Other current liabilities	60,810	39,523
Financial liabilities	270	1,002
Total	$767,633	$629,142

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

	September 30, 2022	December 31, 2021

	(in thousands)
Derivative Assets:
Included in other current assets	$385	$60

Derivative Liabilities:
Included in financial liabilities - current portion	$—	$—

The fair value of derivative financial instruments approximates the notional amount, given the nature of the derivative financial instruments and the maturity of the expected cash flows.

Cash and Cash Equivalents
The following table presents for each reporting period, the breakdown of cash and cash equivalents:

	September 30, 2022	December 31, 2021

	(in thousands)
Cash equivalents	$41,139	$137,228
Cash on hand	266,184	378,299
Total cash and cash equivalents	$307,323	$515,527

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
In addition to the cash and cash equivalents, we have $25.0 million of restricted cash - current and $75.0 million of restricted cash - non-current due to the Iponweb Acquisition (refer to Note 2). The balance of cash and cash equivalents of $307.3 million and restricted cash of $100.0 million reconciles to Net cash and cash equivalents and restricted cash at the end of period presented in the Statement of Cash Flows. We have not reported restricted cash as of December 31, 2021 or as of September 30, 2021.

Marketable Securities
The following table presents for each reporting period, the breakdown of the fair value of marketable securities:

	September 30, 2022	December 31, 2021

	(in thousands)
Securities Available-for-sale
Term Deposits	$—	$22,652
Securities Held-to-maturity
Term Deposits	$10,000	$32,647
Total	$10,000	$55,299

The gross unrealized gains on our marketable securities were not material as of September 30, 2022.
Term deposits are considered a level 2 financial instrument as they are measured using valuation techniques based on observable market data.
The following table classifies our marketable securities by contractual maturities:

	Held-to-maturity	Available-for-sale
	September 30, 2022

	(in thousands)
Due in one year	$10,000	$—
Due in one to five years	$—	$—
Total	$10,000	$—

Restricted Cash
As part of the Iponweb Acquisition (refer to Note 2), we have deposited $100.0 million of cash into an escrow account containing withdrawal conditions. The cash secures the Company's potential payment of Iponweb Acquisition contingent consideration to the Sellers, which is conditioned upon the achievement of certain revenue targets by the Iponweb business for the 2022 and 2023 fiscal years.

	September 30, 2022	December 31, 2021

	(in thousands)

Restricted cash – current	$25,000	$—
Restricted cash – non-current	$75,000	$—
Total	$100,000	$—

Note 5. Trade Receivables
The following table shows the breakdown in trade receivables net book value for the presented periods:

	September 30, 2022	December 31, 2021

	(in thousands)
Trade accounts receivables	$633,694	$627,379
(Less) Allowance for credit losses	(57,612)	(45,391)
Net book value at end of period	$576,082	$581,988
Changes in allowance for credit accounts are summarized below:

	2022	2021

	(in thousands)
Balance at January 1	$(45,391)	$(39,899)
Allowance for credit losses	(17,735)	(9,765)
Reversal of provision	6,319	3,895
Other	(4,732)	—
Currency translation adjustment	3,927	1,039
Balance at September 30	$(57,612)	$(44,730)
We write off accounts receivable balances once the receivables are no longer deemed collectible.

During the nine month period ended September 30, 2022, and September 30, 2021, the Company recovered $2.4 million, and $2.0 million, respectively, previously reserved for, and accounted for this as a reversal of provision. Other includes $(4.7) million related to the Iponweb acquisition.
As of September 30, 2022 and December 31, 2021 no customer accounted for 10% or more of trade receivables.

Note 6. Other Current Assets
The following table shows the breakdown in other current assets net book value for the presented periods:

	September 30, 2022	December 31, 2021

	(in thousands)
Prepayments to suppliers	$11,000	$9,640
Other debtors	647	9,259
Prepaid expenses	22,316	15,283
Derivative instruments	384	—
Net book value at end of period	$34,347	$34,182
Prepaid expenses mainly consist of cash paid related to SaaS arrangements.

Note 7. Other Current and Non-Current Liabilities
Other current liabilities are presented in the following table:

	September 30, 2022	December 31, 2021

	(in thousands)
Current liabilities to clients	$17,154	$16,423
Rebates	12,914	17,423
Accounts payable relating to capital expenditures	5,529	4,507
Other creditors	5,413	1,170
Earn out liability – current	19,800	$—
Total	$60,810	$39,523

Other non-current liabilities are presented in the following table:

	September 30, 2022	December 31, 2021

	(in thousands)
Earn out liability – non-current	$41,413	$—
Uncertain tax positions	18,001	—
Other	6,204	9,886
Total	$65,618	$9,886

Earn out liability
As part of the Iponweb Acquisition (refer to Note 2), the Sellers are entitled to contingent consideration of a maximum of $100.0 million, which is conditioned upon the achievement of certain revenue targets by the Iponweb business for the 2022 and 2023 fiscal years. The related earn out liability is valued and discounted using management's best estimate of the consideration that will be paid in 2023 (current portion) and 2024 (non-current portion).

Uncertain tax positions
Other non-current liabilities also include approximately $18 million related to uncertain tax positions as of September 30, 2022. These uncertain tax positions are related to the Iponweb Acquisition. We have recorded an indemnification asset of $17.3 million in relation to these uncertain tax positions as the Company is indemnified against certain tax liabilities under the FPA. The indemnification asset is recorded as part of "Other non-current assets" on the consolidated statement of financial position.

Note 8. Leases
The components of lease expense are as follows:

	Three Months Ended
	September 30, 2022			September 30, 2021
	Offices	Data Centers	Total	Offices	Data Centers	Total
	(in thousands)
Lease expense	$2,362	$4,806	$7,168	$2,383	$5,703	$8,086
Short term lease expense	149	—	149	141	26	167
Variable lease expense	107	91	198	63	66	129
Sublease income	(47)	—	(47)	(233)	—	(233)
Total operating lease expense	$2,571	$4,897	$7,468	$2,354	$5,795	$8,149

	Nine Months Ended
	September 30, 2022			September 30, 2021
	Offices	Data Centers	Total	Offices	Data Centers	Total
	(in thousands)
Lease expense	$11,114	$15,042	$26,156	$15,800	$18,561	$34,361
Short term lease expense	504	5	509	342	40	382
Variable lease expense	182	182	364	307	268	575
Sublease income	(482)	—	(482)	(709)	—	(709)
Total operating lease expense	$11,318	$15,229	$26,547	$15,740	$18,869	$34,609

As of September 30, 2022, we have additional operating leases, that have not yet commenced which will result in additional operating lease liabilities and right of use assets:

	Offices	Data Centers
	(in thousands)
Additional operating lease liabilities	$—	$7,387
Additional right of use assets	$—	$7,387
These operating leases will commence during the fiscal years ending December 31, 2022, December 31, 2023 and December 31, 2024.

Note 9. Employee Benefits

Defined Benefit Plans
According to the French law and the Syntec Collective Agreement, French employees are entitled to compensation paid on retirement.
The following table summarizes the changes in the projected benefit obligation:

Projected benefit obligation
(in thousands)
Projected benefit obligation present value at January 1, 2021	$6,167
Service cost	1,324
Interest cost	51
Actuarial losses (gains)	(1,543)
Currency translation adjustment	(468)
Projected benefit obligation present value at December 31, 2021	$5,531
Service cost	786
Interest cost	55
Actuarial losses (gains)	(2,937)
Currency translation adjustment	(599)
Projected benefit obligation present value at September 30, 2022	$2,836
The Company does not hold any plan assets for any of the periods presented.
The main assumptions used for the purposes of the actuarial valuations are listed below:

	Nine Months Ended	Year ended
	September 30, 2022	December 31, 2021
Discount rate (Corp AA)	4.25%	1.40%
Expected rate of salary increase	5%	5%
Expected rate of social charges	49% - 50%	49% - 50%
Expected staff turnover	—% - 17.8%	—% - 17.8%
Estimated retirement age	Progressive table	Progressive table
Life table	TH-TF 2000-2002 shifted	TH-TF 2000-2002 shifted

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

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
	(in thousands)
Defined contributions plans included in personnel expenses	$(3,590)	$(3,638)	$(13,726)	$(12,638)

Note 10. Revenue

Disaggregation of revenue
The following table presents our disaggregated revenues:

	Marketing Solutions	Retail Media	Iponweb	Total
For the three months ended	(in thousands)

September 30, 2022	$387,288	$41,170	$18,463	$446,921
September 30, 2021	$458,622	$49,958	$—	$508,580

	Marketing Solutions	Retail Media	Iponweb	Total
For the nine months ended	(in thousands)

September 30, 2022	$1,291,599	$142,516	$18,463	$1,452,578
September 30, 2021	$1,429,277	$171,691	$—	$1,600,968

Note 11. Share-Based Compensation
Criteo's board of directors ("board of directors") has been authorized by the general meeting of the shareholders to grant employee warrants (Bons de Souscription de Parts de Créateur d’Entreprise or "BSPCEs"), share options (Options de Souscription d'Actions or "OSAs"), restricted share units ("RSUs") and non-employee warrants (Bons de Souscription d'Actions or "BSAs").
During the nine months ended September 30, 2022, there were three grants of RSUs under the Employee Share Option Plan 14 and Plan 15 as defined in Note 20 to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2021.
On February 24, 2022, 348,133 RSUs were granted to Criteo employees subject to continued employment and 384,277 PSUs were granted to members of the management subject to continued employment.
On April 28, 2022, 1,626,911 RSUs were granted to Criteo employees subject to continued employment and 79,907 PSUs were granted to members of the management subject to continued employment.
On July 28, 2022 193,420 RSUs were granted to Criteo employees subject to continued employment.
On August 1, 2022, 2,960,243 Treasury shares were transferred to the Founder (referred to as Lock Up Shares or "LUS"), as partial consideration for the Iponweb Acquisition. As these shares are subject to a lock-up period that expires in three installments on each of the first three anniversaries of the Iponweb Acquisition, unless the Founder's employment agreement is terminated under certain circumstances during the pendency of such lock-up period, they are considered as equity settled share-based payments under ASC 718 and are accounted over the three-year vesting period (included in the column RSU/PSU/LUS in the table above). The shares were valued based on the volume weighted average price of one ADS traded on Nasdaq during the twenty (20) trading days immediately preceding July 28, 2022.
There have been no changes in the vesting and method of valuation of the BSPCEs, OSAs, RSUs, or BSAs from what was disclosed in Note 20 to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on February 25, 2022.

Change in number of outstanding BSPCE / OSA / RSU / PSU / LUS / BSA

	OSA/BSPCE	RSU/PSU/LUS	BSA	Total
Balance at January 1, 2022	570,801	5,299,356	343,775	6,213,932
Granted	—	5,592,890	—	5,592,890
Exercised (OSA/BSPCE/BSA)	(63,643)	—	—	(63,643)
Vested (RSU/LUS)	—	(1,392,436)	—	(1,392,436)
Forfeited	(107,802)	(839,730)	—	(947,532)
Expired	—	—	—	—
Balance at September 30, 2022	399,356	8,660,080	343,775	9,403,211

Breakdown of the Closing Balance

	OSA/BSPCE	RSU/PSU/LUS	BSA
Number outstanding	399,356	8,660,080	343,775
Weighted-average exercise price	€21.49	NA	€15.12
Number vested	277,928	—	304,500
Weighted-average exercise price	€23.98	NA	€15.18
Weighted-average remaining contractual life of options outstanding, in years	4.68	NA	5.04

Reconciliation with the Unaudited Consolidated Statements of Income

	Three Months Ended
	September 30, 2022				September 30, 2021
	(in thousands)
	R&D	S&O	G&A	Total	R&D	S&O	G&A	Total
RSUs / LUSs	$(11,621)	$(4,572)	$(4,261)	$(20,454)	$(4,858)	$(3,818)	$(3,931)	$(12,607)
Share options / BSPCE	—	(5)	(62)	(67)	—	(58)	(157)	(215)
Total share-based compensation	(11,621)	(4,577)	(4,323)	(20,521)	(4,858)	(3,876)	(4,088)	(12,822)
BSAs	—	—	(563)	(563)	—	—	(467)	(467)
Total equity awards compensation expense	$(11,621)	$(4,577)	$(4,886)	$(21,084)	$(4,858)	$(3,876)	$(4,555)	$(13,289)

	Nine Months Ended
	September 30, 2022				September 30, 2021
	(in thousands)
	R&D	S&O	G&A	Total	R&D	S&O	G&A	Total
RSUs / LUSs	$(21,166)	$(9,892)	$(10,006)	$(41,064)	$(11,572)	$(9,026)	$(9,402)	$(30,000)
Share options / BSPCE	—	197	(244)	(47)	—	(240)	(568)	(808)
Total share-based compensation	(21,166)	(9,695)	(10,250)	(41,111)	(11,572)	(9,266)	(9,970)	(30,808)
BSAs	—	—	(1,483)	(1,483)	—	—	(1,366)	(1,366)
Total equity awards compensation expense	$(21,166)	$(9,695)	$(11,733)	$(42,594)	$(11,572)	$(9,266)	$(11,336)	$(32,174)

Note 12. Financial and Other Income and Expenses
The condensed consolidated statements of income line item “Financial income (expense)” can be broken down as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
	(in thousands)

Financial income from cash equivalents	$170	$179	$543	$505
Interest and fees	(422)	(445)	(1,391)	(1,491)
Interest on debt	(332)	(361)	(1,076)	(1,242)
Fees	(90)	(84)	(315)	(249)
Foreign exchange gain (loss)	3,795	952	24,384	(367)
Other financial expense	(58)	(840)	391	(38)
Total Financial and Other income (expense)	$3,485	$(154)	$23,927	$(1,391)

The $3.5 million financial and other income and the $23.9 million financial and other income for the three months and nine months ended September 30, 2022, respectively, were driven by the recognition of a positive impact of foreign exchange reevaluations net of related hedging and the up-front fees amortization, the non-utilization costs, and the financial expense relating to our available Revolving Credit Facility financing.
At September 30, 2022, our exposure to foreign currency risk was centralized at Criteo S.A. and hedged using foreign currency swaps or forward purchases or sales of foreign currencies.

Note 13. Income Taxes
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
On August 16, 2022, the "Inflation Reduction Act" (H.R. 5376) (the "IRA") was signed into law in the United States. Among other things, the IRA imposes a 15% corporate alternative minimum tax for tax years beginning after December 31, 2022, levies a 1% excise tax on net stock repurchases after December 31, 2022, and provides tax incentives to promote clean energy. We are still in the process of analyzing the provisions of the IRA. We do not currently expect the IRA to have a material impact on the Company's Consolidated Financial Statements.
The following table presents provision for income taxes:

	Nine Months Ended
	September 30, 2022	September 30, 2021
	(in thousands)
Provision for income tax expense (benefit)	$4,735	$22,033

For the nine months ended September 30, 2022 and September 30, 2021, provision for incomes taxes is $4.7 million and $22.0 million, respectively. The nine months ended September 30, 2022 provision for income taxes differs from the nominal standard French rate of 25.0% due to non-tax deductibility of the loss contingency related to the CNIL matter as described in Note 15 and a discrete tax expense related to change in valuation allowance for certain US deferred tax assets.

Current tax assets and liabilities
The total amount of current tax assets and liabilities consists mainly of prepayments of income taxes and credits of Criteo S.A., Criteo Corp., and Criteo GmbH.

Note 14. Earnings Per Share
Basic Earnings Per Share
We calculate basic earnings per share by dividing the net income or loss for the period attributable to shareholders of the Parent by the weighted average number of shares outstanding.

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Net income (loss) attributable to shareholders of Criteo S.A.	$6,579	$23,481	$(6,448)	$60,691
Weighted average number of shares outstanding	60,318,114	60,873,594	60,431,597	60,759,613
Basic earnings per share	$0.11	$0.39	$(0.11)	$1.00
Diluted Earnings Per Share
We calculate diluted earnings per share by dividing the net income or loss attributable to shareholders of the Parent by the weighted average number of shares outstanding plus any potentially dilutive shares not yet issued from share-based compensation plans (refer to Note 10). There were no other potentially dilutive instruments outstanding as of September 30, 2022 and September 30, 2021. Consequently, all potential dilutive effects from shares are considered.
For each period presented, a contract to issue a certain number of shares (i.e., share option, non-employee warrant, employee warrant ("BSPCE")) is assessed as potentially dilutive if it is “in the money” (i.e., the exercise or settlement price is lower than the average market price).

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Net income (loss) attributable to shareholders of Criteo S.A.	$6,579	$23,481	$(6,448)	$60,691
Weighted average number of shares outstanding of Criteo S.A.	60,318,114	60,873,594	60,431,597	60,759,613
Dilutive effect of :
Restricted share awards ("RSUs")	2,715,552	2,865,581	2,402,215	3,074,241
Share options and BSPCE	111,342	334,028	126,117	375,211
Share warrants	90,803	124,483	90,426	104,461
Weighted average number of shares outstanding used to determine diluted earnings per share	63,235,811	64,197,686	63,050,355	64,313,526
Diluted earnings per share	$0.10	$0.37	$(0.10)	$0.94

The weighted average number of securities that were anti-dilutive for diluted EPS for the periods presented but which could potentially dilute EPS in the future are as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021

Restricted share awards	44,850	—	162,876	396,937
Share options and BSPCE	—	—	—	—
Weighted average number of anti-dilutive securities excluded from diluted earnings per share	44,850	—	162,876	396,937

Note 15. Commitments and contingencies
Commitments
Revolving Credit Facilities, Credit Line Facilities and Bank Overdrafts
On September 27, 2022, we entered into a new Revolving Credit Facility ("RCF") with a five year tenor with a syndicate of banks which allows us to draw up to €407.0 million ($396.7 million).
We are also party to short-term credit lines and overdraft facilities with HSBC plc, BNP Paribas and LCL with an authorization to draw up to a maximum of €21.5 million ($21.0 million) in the aggregate under the short-term credit lines and overdraft facilities. As of September 30, 2022, we had not drawn on any of these facilities. Any loans or overdrafts under these short-term facilities bear interest based on the one month EURIBOR rate or three month EURIBOR rate. As these facilities are exclusively short-term credit and overdraft facilities, our banks have the ability to terminate such facilities on short notice.
Contingencies
Changes in provisions during the presented periods are summarized below:

	Provision for employee-related litigation	Other provisions	Total
	(in thousands)
Balance at January 1, 2022	1,117	1,942	3,059
Increase	91	63,936	64,027
Provision used	(473)	(302)	(775)
Provision released not used	(140)	(398)	(538)
Other	—	32,731	32,731
Currency translation adjustments	(121)	(5,614)	(5,735)
Balance at September 30, 2022	474	92,295	92,769
- of which current	474	59,564	60,038
- of which non-current	—	32,731	32,731

The amount of the provisions represents management’s latest estimate of the expected impact.
Other includes $32.7 million provisions related to certain items accounted for under "ASC 450 Contingencies". These risks were identified and recognized as part of the Iponweb Acquisition. We have recorded an indemnification asset in the full amount of the provision as the Company is indemnified against certain tax liabilities under the the FPA. The indemnification asset is recorded as part of "Other non current assets" on the consolidated statement of financial position.

Regulatory matters
As previously reported in our Annual Report on Form 10-K for the year ended December 31, 2021, in November 2018, Privacy International filed a complaint with certain data protection authorities, including France's Commission Nationale de l'Informatique et des Libertés ("CNIL"), against Criteo and a number of other similarly situated advertising technology companies, arguing that certain of these companies' practices were not in compliance with the European Union's General Data Protection Regulation ("GDPR"). In January 2020, CNIL opened a formal investigation into Criteo in response to this complaint, and on June 23, 2021, CNIL notified the Company of the appointment of an investigator(rapporteur) for the ongoing investigation. The investigation also covers another complaint against Criteo received in November 2018 by CNIL from the European Center for Digital Rights ("NOYB").
On August 3, 2022, the assigned rapporteur issued a report that claimed certain GDPR violations, in particular relating to the Company’s contractual relationships with its advertisers and publishers with respect to consent collection oversight. The report includes a proposed financial sanction against the Company of €60.0 million ($65.4 million).Under the CNIL sanction procedures, Criteo has the right to respond in writing to the report, both with respect to the GDPR findings and the value of the sanction, following which there will be a formal hearing before the CNIL Sanction Committee. The CNIL Sanction Committee will then issue a draft decision that will be submitted for consultation to other European data protection authorities as part of the cooperation mechanism mandated by GDPR. Any final decision, including regarding potential financial penalties, will likely not occur until 2023.

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

	Americas	EMEA	Asia-Pacific	Total
For the three months ended:	(in thousands)

September 30, 2022	$201,274	$150,915	$94,732	$446,921
September 30, 2021	$204,428	$188,354	$115,798	$508,580
Revenue generated in France, the country of incorporation of the Parent, amounted to $23.2 million and $33.5 million for the three months ended September 30, 2022 and 2021, respectively.

	Americas	EMEA	Asia-Pacific	Total
For the nine months ended:	(in thousands)

September 30, 2022	$609,461	$521,736	$321,381	$1,452,578
September 30, 2021	$629,555	$609,753	$361,660	$1,600,968
Revenue generated in France amounted to $83.3 million and $110.3 million for the nine months ended September 30, 2022 and September 30, 2021, respectively.
Revenue generated in other significant countries where we operate is presented in the following table:

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
	(in thousands)
Americas
United States	$180,152	$179,302	$542,034	$559,965
EMEA
Germany	$40,808	$49,927	$144,902	$156,574
United Kingdom	$19,572	$18,936	$56,225	$64,340
Asia-Pacific
Japan	$56,999	$72,437	$196,818	$231,440

Other Information
For each reported period, non-current assets (corresponding to the net book value of tangible and intangible assets, excluding right of use assets related to lease agreements) are presented in the table below. The geographical information includes results from the locations of legal entities.

		Of which		Of which		Of which
	Americas	United States	EMEA	France	Asia-Pacific	Japan	Singapore	Total
(in thousands)

September 30, 2022	$77,134	$75,216	$4,650	$85,967	$24,206	$8,834	$11,685	$191,957
December 31, 2021	$84,954	$83,843	$6,036	$97,627	$33,971	$14,159	$15,650	$222,588

Note 17. Related Parties
There were no significant related-party transactions pursuant to ASC 850 during the period nor any change in the nature of the transactions as described in Note 25 to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

Note 18. Subsequent Events
The Company evaluated all subsequent events that occurred after September 30, 2022 through the date of issuance of the unaudited condensed consolidated financial statements and determined there are no significant events that require adjustments or disclosure.

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
Adjusted EBITDA is our consolidated earnings before financial income (expense), income taxes, depreciation and amortization, adjusted to eliminate the impact of equity awards compensation expense, pension service costs, restructuring and transformation costs, certain acquisition and integration costs and a loss contingency related to a regulatory matter. Adjusted EBITDA and Adjusted EBITDA margin are key measures used by our management and board of directors to understand and evaluate our core operating performance and trends, to prepare and approve our annual budget and to develop short- and long-term operational plans. In particular, we believe that Adjusted EBITDA and Adjusted EBITDA margin can provide useful measures for period-to-period comparisons of our business. Accordingly, we believe that Adjusted EBITDA and Adjusted EBITDA margin provide useful information to investors and the market generally in understanding and evaluating our results of operations in the same manner as our management and board of directors.
Adjusted Net Income is our net income adjusted to eliminate the impact of equity awards compensation expense, amortization of acquisition-related assets, restructuring and transformation costs, certain acquisition and integration costs, a loss contingency related to a regulatory matter, and the tax impact of these adjustments. Adjusted Net Income and Adjusted diluted EPS are key measures used by our management and board of directors to evaluate operating performance, generate future operating plans and make strategic decisions regarding the allocation of capital. In particular, we believe that Adjusted Net Income and Adjusted diluted EPS can provide useful measures for period-to-period comparisons of our business. Accordingly, we believe that Adjusted Net Income and Adjusted diluted EPS provide useful information to investors and the market generally in understanding and evaluating our results of operations in the same manner as our management and board of directors.
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
Condensed Consolidated Statements of Income Data (Unaudited):

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
	(in thousands, except share and per share data)

Revenue	$446,921	$508,580	$1,452,578	$1,600,968

Cost of revenue (1)
Traffic acquisition costs	(233,543)	(297,619)	(807,758)	(956,364)
Other cost of revenue	(33,771)	(34,935)	(96,214)	(107,011)
Gross profit	179,607	176,026	548,606	537,593

Operating expenses
Research and development expenses (1)	(42,725)	(33,345)	(118,248)	(106,957)
Sales and operations expenses (1)	(90,051)	(75,619)	(278,363)	(235,724)
General and administrative expenses (1)	(42,353)	(34,877)	(176,361)	(108,779)
Total operating expenses	(175,129)	(143,841)	(572,972)	(451,460)
Income from operations	4,478	32,185	(24,366)	86,133
Financial and Other income (expense)	3,485	(154)	23,927	(1,391)
Income (loss) before taxes	7,963	32,031	(439)	84,742
Provision for income taxes	(1,442)	(7,801)	(4,735)	(22,033)
Net income (loss)	$6,521	$24,230	$(5,174)	$62,709
Net income (loss) available to shareholders of Criteo S.A.	$6,579	$23,481	$(6,448)	$60,691

Net income (loss) allocated to shareholders per share:
Basic	$0.11	$0.39	$(0.11)	$1.00
Diluted	$0.10	$0.37	$(0.10)	$0.94

Weighted average shares outstanding used in computing per share amounts:
Basic	60,318,114	60,873,594	60,431,597	60,759,613
Diluted	63,235,811	64,197,686	63,050,355	64,313,526
(1) Cost of revenue and operating expenses include equity awards compensation expense, pension service costs, depreciation and amortization expense, restructuring related and transformation costs, and acquisition-related costs:

Detailed Information on Selected Items (unaudited):

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
	(in thousands)
Equity awards compensation expense
Research and development expenses	$11,621	$4,858	$21,166	$11,572
Sales and operations expenses	4,577	3,875	9,695	9,880
General and administrative expenses	4,886	4,557	11,733	11,389
Total equity awards compensation expense	$21,084	$13,290	$42,594	$32,841

Pension service costs
Research and development expenses	130	170	408	520
Sales and operations expenses	40	52	119	158
General and administrative expenses	77	108	259	327
Total pension service costs (a)	$247	$330	$786	$1,005

Depreciation and amortization expense
Cost of revenue (data center equipment)	11,972	15,520	39,229	46,508
Research and development expenses (b)	3,208	2,557	9,682	6,517
Sales and operations expenses (c)	3,540	3,545	10,878	11,201
General and administrative expenses	563	679	1,779	2,420
Total depreciation and amortization expense	$19,283	$22,301	$61,568	$66,646

Acquisition-related costs
Sales and operations	(11)	—	167	—
General and administrative expenses	6,981	2,091	11,324	5,138
Total acquisition-related costs	$6,970	$2,091	$11,491	$5,138

Loss contingency on regulatory matter
General and administrative	(1,764)	—	63,920	—
Total loss contingency on regulatory matter	$(1,764)	$—	$63,920	$—

Restructuring related and transformation (gain) costs
Research and development expenses	(53)	(1,029)	985	5,238
Sales and operations expenses	(624)	(106)	3,908	8,812
General and administrative expenses	596	(632)	1,661	5,815
Total Restructuring related and transformation (gain) costs	$(81)	$(1,767)	$6,554	$19,865
(a) Effective January 1, 2012, actuarial gains and losses are recognized in other comprehensive income.
(b) Includes acquisition-related amortization of intangible assets of $1.4 million and $1.1 million for the three months ended September 30, 2022 and 2021, respectively and $4.4 million and $2.6 million for the nine months ended September 2022 and, 2021, respectively.
(c) Includes acquisition-related amortization of intangible assets of $2.1 million and $2.2 million for the three months ended September 30, 2022 and 2021, respectively and $6.5 million and $6.6 million for the nine months ended September 30, 2022 and 2021, respectively.

Detailed Information on Restructuring related and Transformation costs (unaudited):

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
(in thousands)
(Gain) from forfeitures of share-based compensation awards	—	—	—	(666)
Facilities related (gain) costs	(284)	(1,645)	1,002	14,692
Payroll related (gain) costs	(306)	(334)	4,686	4,637
Consulting costs related to transformation	509	212	866	1,202
Total restructuring related and transformation (gain) costs	$(81)	$(1,767)	$6,554	$19,865
For the three months ended and the nine months ended September 30, 2022 and September 30, 2021, respectively, the cash outflows related to restructuring related and transformation costs were $6.6 million, and $4.4 million and 9.7 million, and $20.9 million respectively, and were mainly comprised of payroll costs, broker and termination penalties related to real-estate facilities and other consulting fees.

Other Financial and Operating Data (unaudited):

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
	(in thousands, except client data)
Number of clients	21,673	21,747	21,673	21,747
Contribution ex-TAC (3)	$213,378	$210,961	$644,820	$644,604
Adjusted Net Income (4)	$33,225	$41,033	$121,260	$125,041
Adjusted EBITDA (5)	$50,176	$68,430	$162,994	$211,628

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

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021

	(in thousands, except client data)
Gross Profit	$179,607	$176,026	$548,606	$537,593

Other Cost of Revenue	$33,771	34,935	96,214	107,011

Contribution ex-TAC (1)	$213,378	$210,961	$644,820	$644,604

(4) We define Adjusted Net Income as our net income adjusted to eliminate the impact of equity awards compensation expense, amortization of acquisition-related assets, restructuring and transformation costs, certain acquisition and integration costs, a loss contingency related to a regulatory matter, and the tax impact of these adjustments. Adjusted Net Income and Adjusted diluted EPS are key measures used by our management and board of directors to evaluate operating performance, generate future operating plans and make strategic decisions regarding the allocation of capital. In particular, we believe that Adjusted Net Income and Adjusted diluted EPS can provide useful measures for period-to-period comparisons of our business. Accordingly, we believe that Adjusted Net Income and Adjusted diluted EPS provide useful information to investors and others in understanding and evaluating our results of operations in the same manner as our management and board of directors. Our use of Adjusted Net Income has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our financial results as reported under U.S. GAAP. Some of these limitations are: (a) Adjusted Net Income does not reflect the potentially dilutive impact of equity-based compensation or the impact of certain acquisition-related costs; and (b) other companies, including companies in our industry, may calculate Adjusted Net Income or similarly titled measures differently, which reduces their usefulness as a comparative measure. Because of these and other limitations, you should consider Adjusted Net Income alongside our other U.S. GAAP-based financial results, including net income. The following table presents a reconciliation of Adjusted Net Income to net income:

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
	(in thousands)
Net income (loss)	$6,521	$24,230	$(5,174)	$62,709
Adjustments:
Equity awards compensation expense	21,084	13,290	42,594	32,841
Amortization of acquisition-related intangible assets	3,531	3,303	10,853	9,174
Acquisition-related costs	6,970	2,091	11,491	5,138
Loss contingency on regulatory matter	(1,764)	—	63,920	—
Restructuring related and transformation (gain) costs	(81)	(1,767)	6,554	19,865
Tax impact of the above adjustments	(3,036)	(114)	(8,978)	(4,686)
Adjusted Net Income	$33,225	$41,033	$121,260	$125,041

(5) We define Adjusted EBITDA as our consolidated earnings before financial income (expense), income taxes, depreciation and amortization, adjusted to eliminate the impact of equity awards compensation expense, pension service costs, depreciation and amortization expense and certain restructuring and transformation costs, certain acquisition and integration costs and a loss contingency related to a regulatory matter. Adjusted EBITDA is not a measure calculated in accordance with U.S. GAAP. We have included Adjusted EBITDA because it is a key measure used by our management and board of directors to understand and evaluate our core operating performance and trends, to prepare and approve our annual budget and to develop short-term and long-term operational plans. In particular, we believe that Adjusted EBITDA can provide a useful measure for period-to-period comparisons of our business. Accordingly, we believe that Adjusted EBITDA provides useful information to investors and others in understanding and evaluating our results of operations in the same manner as our management and board of directors. Our use of Adjusted EBITDA has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our financial results as reported under U.S. GAAP. Some of these limitations are: (a) although depreciation and amortization are non-cash charges, the assets being depreciated and amortized may have to be replaced in the future, and Adjusted EBITDA does not reflect cash capital expenditure requirements for such replacements or for new capital expenditure requirements; (b) Adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs; (c) Adjusted EBITDA does not reflect the potentially dilutive impact of equity-based compensation; (d) Adjusted EBITDA does not reflect tax payments that may represent a reduction in cash available to us; and (e) other companies, including companies in our industry, may calculate Adjusted EBITDA or similarly titled measures differently, which reduces their usefulness as a comparative measure. Because of these and other limitations, you should consider Adjusted EBITDA alongside our U.S. GAAP financial results, including net income. The following table presents a reconciliation of Adjusted EBITDA to net income, the most directly comparable U.S. GAAP measure, for each of the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
	(in thousands)
Net income (loss)	$6,521	$24,230	$(5,174)	$62,709
Adjustments:
Financial income (expense)	(3,526)	154	(23,480)	1,391
Provision for income taxes	1,442	7,801	4,735	22,033
Equity awards compensation expense	21,084	13,290	42,594	32,841
Pension service costs	247	330	786	1,005
Depreciation and amortization expense	19,283	22,301	61,568	66,646
Acquisition-related costs	6,970	2,091	11,491	5,138
Loss contingency on regulatory matter	(1,764)	—	63,920	—
Restructuring related and transformation (gain) costs	(81)	(1,767)	6,554	19,865
Total net adjustments	43,655	44,200	168,168	148,919
Adjusted EBITDA	$50,176	$68,430	$162,994	$211,628

Results of Operations for the Periods Ended September 30, 2022 and September 30, 2021 (Unaudited)
Revenue breakdown by segment

Effective August 1, 2022, the Company reports its results of operations through the following three segments: Marketing Solutions, Retail Media and Iponweb.

–Marketing Solutions: This segment allows commerce companies to address multiple marketing goals by engaging their consumers with personalized ads across the web, mobile and offline store environments.

–Retail Media: This segment allows retailers to generate advertising revenues from consumer brands, and/or to drive sales for themselves, by monetizing their data and audiences through personalized ads, either on their own digital property or on the open Internet, that address multiple marketing goals.

–Iponweb: This segment specializes in building real-time advertising technology and trading infrastructure, delivering advanced media buying, selling, and packaging capabilities for media owners, agencies, performance advertisers, and 3rd-party ad tech platforms.

Three months ended September 30, 2022 compared to the three months ended September 30, 2021

	Three Months Ended
	September 30, 2022	September 30, 2021	2022 vs 2021
	(in thousands)
Revenue as reported	$446,921	$508,580	(12)%
Conversion impact U.S. dollar/other currencies	$46,392
Revenue at constant currency (1)	$493,313	$508,580	(3)%

Marketing Solutions revenue as reported	$387,288	$458,622	(16)%
Conversion impact U.S. dollar/other currencies	$44,830
Marketing Solutions revenue at constant currency (1)	432,118	458,622	(6)%

Retail Media revenue as reported (2)	41,170	49,958	(18)%
Conversion impact U.S. dollar/other currencies	$1,562
Retail Media revenue at constant currency (1)	42,732	49,958	(14)%

Iponweb revenue as reported	18,463	—	N/A
Conversion impact U.S. dollar/other currencies	$—
Iponweb revenue at constant currency	18,463	—	N/A
(1) Constant currency measures exclude the impact of foreign currency fluctuations and is computed by applying the prior year monthly exchange rates to transactions denominated in settlement or billing currencies other than the US dollar.
(2) The Retail Media Platform, introduced in June 2020, is a strategic building block of Criteo’s Commerce Media Platform and is reported under the retail media segment. It is a self-service solution providing transparency, measurement and control to brands and retailers. In all arrangements running on this platform, Criteo recognizes revenue on a net basis, whereas revenue from arrangements running on legacy Retail Media solutions are accounted for on a gross basis. We expect most clients using Criteo’s legacy Retail Media solutions to transition to this platform by the second half of 2022. As new clients onboard and existing clients transition to the Retail Media Platform, Revenue may decline but Contribution ex-TAC margin is expected to increase. Contribution ex-TAC is not impacted by this transition.

Revenue by segment
Revenue for the three months ended September 30, 2022 decreased (12)%, or (3)% on a constant currency basis, to $446.9 million compared to the three months ended September 30, 2021.
In the quarter, 88% of revenue came from existing clients while 12% came from new client additions. Our number of clients was flat year-over-year.

Marketing Solutions revenue decreased (16)%, or (6)% on a constant currency basis, to $387.3 million for the three months ended September 30, 2022, driven by anticipated identity and privacy changes and the suspension of the Company's operations in Russia, partially offset by a rebound in travel and traction in upselling and cross-selling of existing clients.

Retail Media revenue decreased (18)%, or (14)% on a constant currency basis, to $41.2 million for the three months ended September 30, 2022, reflecting the impact of recognizing revenue on a net basis for clients transitioning to the Company's platform. Criteo's platform accounts for a growing share of Retail Media onsite revenue, or about 95% in the third quarter of 2022, and its revenue is accounted for on a net basis. In the prior year period, approximately 63% of retail media onsite revenue was accounted for on a net basis, and as a result of this transition to a full platform business, the growth of Retail Media revenue has been temporarily impacted.

Reflecting the underlying economic performance, Retail Media's Contribution ex-TAC increased 28%, or 32% on a constant currency basis, in the third quarter of 2022, driven by continued strength in Retail Media onsite, in particular in the U.S. market, and growing network effects of the platform.

Iponweb revenue for the three months ended September 30, 2022 was $18.5 million following the closing of the acquisition on August 1, 2022.

Additionally, our $446.9 million of revenue for the three months ended September 30, 2022 was negatively impacted by $46.4 million of currency fluctuations, particularly as a result of the depreciation of the Euro, Japanese Yen, British Pound, Turkish Lira, Russian Ruble and the Brazilian real compared to the U.S. dollar.

Revenue breakdown by region
Three months ended September 30, 2022 compared to the three months ended September 30, 2021

	Three Months Ended
	September 30, 2022	September 30, 2021	2022 vs 2021
	(in thousands)
Revenue as reported	$446,921	$508,580	(12)%
Conversion impact U.S. dollar/other currencies	$46,392
Revenue at constant currency (1)	493,313	508,580	(3)%
Americas
Revenue as reported	201,274	204,428	(2)%
Conversion impact U.S. dollar/other currencies	$3,027
Revenue at constant currency (1)	204,301	204,428	—%
EMEA
Revenue as reported	150,915	188,354	(20)%
Conversion impact U.S. dollar/other currencies	$27,071
Revenue at constant currency (1)	177,986	188,354	(6)%
Asia-Pacific
Revenue as reported	94,732	115,798	(18)%
Conversion impact U.S. dollar/other currencies	$16,294
Revenue at constant currency (1)	$111,026	$115,798	(4)%
Revenue by region

Our revenue in the Americas region decreased (2)%, or (0.06)% on a constant currency basis, to $201.3 million for the three months ended September 30, 2022 compared to the three months ended September 30, 2021. This primarily reflects the impact of recognizing revenue on a net basis for Retail Media clients transitioning to the Company's platform, partially offset by continued strong performance of Retail Media as the platform continues to scale with large retailers and consumer brands, as well as a rebound in travel.

Our revenue in EMEA decreased (20)%, or (6)% on a constant currency basis, to $150.9 million for the three months ended September 30, 2022 compared to the three months ended September 30, 2021, reflecting the suspension of the Company's operations in Russia and mixed retail trends with strength in Germany, the U.K., and emerging markets offsetting softness in France. This also reflects the impact of recognizing revenue on a net basis for Retail Media clients transitioning to the Company's platform, partially offset by continued traction in Retail Media.

Our revenue in the Asia-Pacific region decreased (18)%, or decreased (4)% on a constant currency basis, to $94.7 million for the three months ended September 30, 2022 compared to the three months ended September 30, 2021, reflecting mixed retail trends and a slow recovery of classifieds and travel in the region.

(1) Constant currency measures exclude the impact of foreign currency fluctuations and is computed by applying the prior year monthly exchange rates to transactions denominated in settlement or billing currencies other than the US dollar.

Nine months ended September 30, 2022 compared to the nine months ended September 30, 2021
Revenue breakdown by segment

	Nine Months Ended
	September 30, 2022	September 30, 2021	2022 vs 2021
	(in thousands)
Revenue as reported	$1,452,578	$1,600,968	(9)%
Conversion impact U.S. dollar/other currencies	$110,110
Revenue at constant currency (1)	$1,562,688	$1,600,968	(2)%

Marketing Solutions revenue as reported	$1,291,599	$1,429,277	(10)%
Conversion impact U.S. dollar/other currencies	$106,833
Marketing Solutions revenue at constant currency (1)	1,398,432	1,429,277	(2.2)%

Retail Media revenue as reported (2)	142,516	171,691	(17)%
Conversion impact U.S. dollar/other currencies	$3,277
Retail Media revenue at constant currency (1)	145,793	171,691	(15)%

Iponweb revenue as reported	18,463	—	N/A
Conversion impact U.S. dollar/other currencies
Iponweb revenue at constant currency	18,463	—	N/A

Revenue by segment

Revenue for the nine months ended September 30, 2022 decreased (9)%, or (2)% on a constant currency basis, to $1.5 billion compared to the nine months ended September 30, 2021.

In the nine months of 2022, 88% of revenue came from existing clients while 12% came from new client additions. Our number of clients was flat year-over-year.

Marketing Solutions revenue decreased (10)%, or (2.2)% on a constant currency basis, to $1.4 billion for the nine months ended September 30, 2022, driven by anticipated identity and privacy changes and the suspension of the Company's operations in Russia, partially offset by a rebound in travel and mixed retail trends.

Retail Media revenue decreased (17)%, or (15)% on a constant currency basis, to $142.5 million for the nine months ended September 30, 2022, reflecting the impact of recognizing revenue on a net basis for clients transitioning to the Company's platform. Criteo's platform accounts for a fast-growing share of Retail Media onsite revenue, or about 84% in the first nine months of 2022, and its revenue is accounted for on a net basis. In the prior year period, approximately 40% of retail media onsite revenue was accounted for on a net basis, and as a result of this transition to a full platform business, the growth of Retail Media revenue has been temporarily impacted. Reflecting the underlying economic performance, Retail Media's Contribution ex-TAC increased 36%, or 40% on a constant currency basis, for the nine months ended September 30, 2022, driven by continued strength in Retail Media onsite, in particular in the U.S. market, and growing network effects of onboarding brands and retailers to the platform.

(1) Constant currency measures exclude the impact of foreign currency fluctuations and is computed by applying the prior year monthly exchange rates to transactions denominated in settlement or billing currencies other than the US dollar.

(2) The Retail Media Platform, introduced in June 2020, is a strategic building block of Criteo’s Commerce Media Platform and is reported under the retail media segment. It is a self-service solution providing transparency, measurement and control to brands and retailers. In all arrangements running on this platform, Criteo recognizes revenue on a net basis, whereas revenue from arrangements running on legacy Retail Media solutions are accounted for on a gross basis. We expect most clients using Criteo’s legacy Retail Media solutions to transition to this platform by the second half of 2022. As new clients onboard and existing clients transition to the Retail Media Platform, Revenue may decline but Contribution ex-TAC margin is expected to increase. Contribution ex-TAC is not impacted by this transition.

Iponweb revenue for the nine months ended September 30, 2022 was $18.5 million following the closing of the acquisition on August 1, 2022.

Additionally, our $1.5 billion of revenue for the nine months ended September 30, 2022 was negatively impacted by $110.1 million of currency fluctuations, particularly as a result of the depreciation of the Euro, Japanese Yen, British Pound, Turkish Lira, Russian Ruble and the Brazilian real compared to the U.S. dollar.

Nine months ended September 30, 2022 compared to the nine months ended September 30, 2021

Revenue breakdown by region

	Nine Months Ended
	September 30, 2022	September 30, 2021	2022 vs 2021
	(in thousands)
Revenue as reported	$1,452,578	$1,600,968	(9)%
Conversion impact U.S. dollar / other currencies	$110,110
Revenue at constant currency (1)	1,562,688	1,600,968	(2)%
Americas
Revenue as reported	609,461	629,555	(3)%
Conversion impact U.S. dollar / other currencies	$2,090
Revenue at constant currency (1)	611,551	629,555	(3)%
EMEA
Revenue as reported	521,736	609,753	(14)%
Conversion impact U.S. dollar / other currencies	$64,474
Revenue at constant currency (1)	586,210	609,753	(4)%
Asia-Pacific
Revenue as reported	321,381	361,660	(11)%
Conversion impact U.S. dollar / other currencies	$43,546
Revenue at constant currency (1)	$364,927	$361,660	1%
Revenue by region

Our revenue in the Americas region decreased (3)%, or (3)% on a constant currency basis, to $609.5 million for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. This primarily reflects the impact of recognizing revenue on a net basis for Retail Media clients transitioning to the Company's platform, partially offset by continued strong performance of Retail Media as the platform continues to scale with large retailers and consumer brands and a rebound in travel.

Our revenue in EMEA decreased (14)%, or (4)% on a constant currency basis, to $521.7 million for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021, reflecting mixed retail trends with strength in Germany and emerging markets, offsetting softness in France. This also reflects the impact of recognizing revenue on a net basis for Retail Media clients transitioning to the Company's platform, partially offset by solid traction in Retail Media.

Our revenue in the Asia-Pacific region decreased (11)%, or increased 1% on a constant currency basis, to $321.4 million for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021, reflecting the recovery of our retail business in the region and soft Classifieds trends.

(1) Constant currency measures exclude the impact of foreign currency fluctuations and is computed by applying the prior year monthly exchange rates to transactions denominated in settlement or billing currencies other than the US dollar.

Cost of Revenue
Three months ended September 30, 2022 compared to the three months ended September 30, 2021

	Three Months Ended		% change
	September 30, 2022	September 30, 2021	2022 vs 2021

	(in thousands, except percentages)
Traffic acquisition costs	$(233,543)	$(297,619)	(22)%
Other cost of revenue	$(33,771)	$(34,935)	(3)%
Total cost of revenue	$(267,314)	$(332,554)	(20)%
% of revenue	(60)%	(65)%
Gross profit %	40%	35%

Cost of revenue for the three months ended September 30, 2022 decreased $(65.2) million, or (20)%, compared to the three months ended September 30, 2021. This decrease was primarily the result of a decrease of $(64.1) million, or (22)%, or (15)% on a constant currency basis, in traffic acquisition costs driven by a lower average price partially offset by an increase in volume, and a decrease of $(1.2) million, or (3)% in other cost of revenue.

*Traffic acquisition costs breakdown by solution:

	Three Months Ended		% change	% change at Constant Currency (2)
	September 30, 2022	September 30, 2021	2022 vs 2021	2022 vs 2021

	(in thousands, except percentages)
Marketing Solutions	$(229,266)	$(276,498)	(17)%	(10)%
Retail Media (1)	$(4,277)	$(21,121)	(80)%	(78)%
Traffic Acquisition Costs	$(233,543)	$(297,619)	(22)%	(15)%

(1) The Retail Media Platform, introduced in June 2020, is a strategic building block of Criteo’s Commerce Media Platform and is reported under the retail media segment. It is a self-service solution providing transparency, measurement and control to brands and retailers. In all arrangements running on this platform, Criteo recognizes revenue on a net basis, whereas revenue from arrangements running on legacy Retail Media solutions are accounted for on a gross basis. We expect most clients using Criteo’s legacy Retail Media solutions to transition to this platform by the second half of 2022. As new clients onboard and existing clients transition to the Retail Media Platform, Revenue may decline but Contribution ex-TAC margin is expected to increase. Contribution ex-TAC is not impacted by this transition.
(2) Constant currency measures exclude the impact of foreign currency fluctuations and is computed by applying the prior year monthly exchange rates to transactions denominated in settlement or billing currencies other than the US dollar.

Traffic acquisition costs in Marketing Solutions decreased by (17)% (or (10.5)% at constant currency). This was driven by a (31)% decrease (or (26)% at constant currency) in the average cost per thousand impressions ("CPM") for inventory purchased, including lower CPMs for signal-limited environments where Criteo continues to perform, and a 18% increase in the number of impressions we purchased, reflecting our expanding relationships with existing and new publisher partners, in particular through direct connections, to support client demand for advertising campaigns.
Traffic acquisition costs in Retail Media(1) decreased by (80)% (or (78.3)% at constant currency), reflecting the technical and transitory impact related to the ongoing client migration due to the transitioning of our platform. Because we recognize revenue on a net basis in all arrangements running on the platform, we expect our traffic acquisition costs for Retail Media to decrease over time as all of our clients are transitioned to the platform.
As Iponweb reports revenues on a net basis, it has no traffic acquisition costs.
The decrease in other cost of revenue included a decrease in depreciation and amortization expense of $3.5 million and a decrease of $0.1 million in other costs of sales mainly due to the digital tax offset by an increase in hosting costs of $(2.3) million following the replacement of certain data centers and a $0.2 million in data acquisition.

Nine months ended September 30, 2022 compared to the nine months ended September 30, 2021

	Nine Months Ended		% change
	September 30, 2022	September 30, 2021	2022 vs 2021

	(in thousands, except percentages)
Traffic acquisition costs	$(807,758)	$(956,364)	(16)%
Other cost of revenue	$(96,214)	$(107,011)	(10)%
Total cost of revenue	$(903,972)	$(1,063,375)	(15)%
% of revenue	(62)%	(66)%
Gross profit %	38%	34%
*Traffic acquisition costs breakdown by solution:

	Nine Months Ended		% change	% change at Constant Currency (2)
	September 30, 2022	September 30, 2021	2022 vs 2021	2022 vs 2021

	(in thousands, except percentages)
Marketing Solutions	$(769,520)	$(861,503)	(11)%	(5)%
Retail Media (1)	$(38,238)	$(94,861)	(60)%	(60)%
Traffic Acquisition Costs	$(807,758)	$(956,364)	(16)%	(11)%

Cost of revenue for the nine months ended September 30, 2022 decreased $(159.4) million, or (15)%, compared to the nine months ended September 30, 2021. This decrease was primarily the result of a decrease of $(148.6) million, or (16)% (or (11)% on a constant currency basis) in traffic acquisition costs driven by a lower average price partially offset by an increase in volume, and a decrease of $(10.8) million, or (10)% in other cost of revenue.
(1) The Retail Media Platform, introduced in June 2020, is a strategic building block of Criteo’s Commerce Media Platform and is reported under the retail media segment. It is a self-service solution providing transparency, measurement and control to brands and retailers. In all arrangements running on this platform, Criteo recognizes revenue on a net basis, whereas revenue from arrangements running on legacy Retail Media solutions are accounted for on a gross basis. We expect most clients using Criteo’s legacy Retail Media solutions to transition to this platform by the second half of 2022. As new clients onboard and existing clients transition to the Retail Media Platform, Revenue may decline but Contribution ex-TAC margin is expected to increase. Contribution ex-TAC is not impacted by this transition.
(2) Constant currency measures exclude the impact of foreign currency fluctuations and is computed by applying the prior year monthly exchange rates to transactions denominated in settlement or billing currencies other than the US dollar.

Traffic acquisition costs in Marketing Solutions decreased by (11)% (or (5)% at constant currency). This was driven by a (21)% decrease (or (17)% at constant currency) in the average cost per thousand impressions ("CPM") for inventory purchased, including lower CPMs for signal-limited environments where Criteo continues to perform, and a 10% increase in the number of impressions we purchased, reflecting our expanding relationships with existing and new publisher partners, in particular through direct connections, to support client demand for advertising campaigns.
Traffic acquisition costs in Retail Media(1) decreased by (60)% (or (60)% at constant currency), reflecting the technical and transitory impact related to the ongoing client migration due to the transitioning of our platform. Because we recognize revenue on a net basis in all arrangements running on the platform, we expect our traffic acquisition costs for Retail Media to decrease over time as all of our clients are transitioned to the platform.
As Iponweb reports revenues on a net basis, it has no traffic acquisition costs.
The decrease in other cost of revenue included a decrease in hosting costs of $3.3 million and depreciation and amortization expense of $7.3 million, and a decrease in other costs of sales mainly due to the digital tax.

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
The following table sets forth our revenue and Contribution ex-TAC by segment:

	Three Months Ended				Nine Months Ended
Segment	September 30, 2022	September 30, 2021	YoY Change	YoY Change at Constant Currency (2)	September 30, 2022	September 30, 2021	YoY Change	YoY Change at Constant Currency (2)

Revenue	(amounts in thousands, except percentages)
Marketing Solutions	$387,288	$458,622	(16)%	(6)%	$1,291,599	$1,429,277	(10)%	(2)%
Retail Media	41,170	49,958	(18)%	(14)%	142,516	171,691	(17)%	(15)%
Iponweb	18,463	—	N/A	N/A	18,463	—	N/A	N/A
Total	446,921	508,580	(12)%	(3)%	1,452,578	1,600,968	(9)%	(2)%

Contribution ex-TAC (1)
Marketing Solutions	158,022	182,124	(13)%	1%	522,079	567,774	(8)%	2%
Retail Media	36,893	28,837	28%	32%	104,278	76,830	36%	40%
Iponweb	18,463	—	N/A	N/A	18,463	—	N/A	N/A
Total	213,378	210,961	1%	14%	644,820	644,604	—%	10%

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
Below is a table which reconciles the actual results presented in this section with the results presented on a constant currency basis:

	Three Months Ended			Nine Months Ended
	September 30, 2022	September 30, 2021	YoY Change	September 30, 2022	September 30, 2021	YoY Change
	(amounts in thousands, except percentages)

Revenue as reported	$446,921	$508,580	(12)%	$1,452,578	$1,600,968	(9)%
Conversion impact U.S. dollar/other currencies	46,390	—		110,109	—
Revenue at constant currency	$493,311	$508,580	(3)%	$1,562,687	$1,600,968	(2)%

Traffic acquisition costs as reported	$(233,543)	$(297,619)	(22)%	$(807,758)	$(956,364)	(16)%
Conversion impact U.S. dollar/other currencies	(18,558)	—		(47,369)	—
Traffic Acquisition Costs at constant currency	$(252,101)	$(297,619)	(15)%	$(855,127)	$(956,364)	(11)%

Contribution ex-TAC as reported	$213,378	$210,961	1%	$644,820	$644,604	—%
Conversion impact U.S. dollar/other currencies	27,832	—		62,740	—
Contribution ex-TAC at constant currency	$241,210	$210,961	14%	$707,560	$644,604	10%
Contribution ex-TAC/Revenue as reported	48%	41%		44%	40%

Other cost of revenue as reported	$(33,771)	$(34,935)	(3)%	$(96,214)	$(107,011)	(10)%

Gross Profit as reported	$179,607	$176,026	2%	$548,606	$537,593	2%

Research and Development Expenses
Three months ended September 30, 2022 compared to the three months ended September 30, 2021

	Three Months Ended		% change
	September 30, 2022	September 30, 2021	2022 vs 2021

	(in thousands, except percentages)
Research and development expenses	$(42,725)	$(33,345)	28%
% of revenue	(10)%	(7)%

Research and development expenses for the three months ended September 30, 2022, increased $9.4 million or 28%, compared to the three months ended September 30, 2021. This increase mainly related to higher share-based compensation expense and rent and facilities costs offset by lower facilities and supplies costs.

Nine months ended September 30, 2022 compared to the nine months ended September 30, 2021

	Nine Months Ended		% change
	September 30, 2022	September 30, 2021	2022 vs 2021

	(in thousands, except percentages)
Research and development expenses	$(118,248)	$(106,957)	11%
% of revenue	(8)%	(7)%

Research and development expenses for the nine months ended September 30, 2022, increased $11.3 million or 11% compared to the nine months ended September 30, 2021. This increase mainly related to higher share-based compensation expense related to higher grant amount and headcount related costs, depreciation and amortization offset by a decrease in RSU social charges and facilities costs.

Sales and Operations Expenses
Three months ended September 30, 2022 compared to the three months ended September 30, 2021

	Three Months Ended		% change
	September 30, 2022	September 30, 2021	2022 vs 2021

	(in thousands, except percentages)
Sales and operations expenses	$(90,051)	$(75,619)	19%
% of revenue	(20)%	(15)%

Sales and operations expenses for the three months ended September 30, 2022 increased $14.4 million or 19% compared to the three months ended September 30, 2021. This increase mainly related to an increase in headcount-related costs, marketing costs, and net bad debt expense, partially offset by a decrease in rent and facilities.

Nine months ended September 30, 2022 compared to the nine months ended September 30, 2021

	Nine Months Ended		% change
	September 30, 2022	September 30, 2021	2022 vs 2021

	(in thousands, except percentages)
Sales and operations expenses	$(278,363)	$(235,724)	18%
% of revenue	(19)%	(15)%

Sales and operations expenses for the nine months ended September 30, 2022 increased $42.6 million or 18% compared to the nine months ended September 30, 2021. This increase mainly related to an increase in headcount-related costs, marketing costs, and net bad debt expense, partially offset by a decrease in rent and facilities.

General and Administrative Expenses
Three months ended September 30, 2022 compared to the three months ended September 30, 2021

	Three Months Ended		% change
	September 30, 2022	September 30, 2021	2022 vs 2021

	(in thousands, except percentages)
General and administrative expenses	$(42,353)	$(34,877)	21%
% of revenue	(9)%	(7)%

General and administrative expenses for the three months ended September 30, 2022, increased $7.5 million or 21%, compared to the three months ended September 30, 2021. This increase was mainly related to an increase in headcount related costs.
Nine months ended September 30, 2022 compared to the nine months ended September 30, 2021

	Nine Months Ended		% change
	September 30, 2022	September 30, 2021	2022 vs 2021

	(in thousands, except percentages)
General and administrative expenses	$(176,361)	$(108,779)	62%
% of revenue	(12)%	(7)%

General and administrative expenses for the nine months ended September 30, 2022, increased $67.6 million or 62%, compared to the nine months ended September 30, 2021. This significant increase was mainly related to the loss contingency related to the CNIL matter as described in Note 15 and the increase of headcount.

Financial and Other Income / (Expense)
Three months ended September 30, 2022 compared to the three months ended September 30, 2021

	Three Months Ended		% change
	September 30, 2022	September 30, 2021	2022 vs 2021

	(in thousands, except percentages)
Financial and Other Income / (Expense)	$3,485	$(154)	2363%
% of revenue	0.8%	—%

Nine months ended September 30, 2022 compared to the nine months ended September 30, 2021

	Nine Months Ended		% change
	September 30, 2022	September 30, 2021	2022 vs 2021

	(in thousands, except percentages)
Financial and Other Income / (Expense)	$23,927	$(1,391)	1820%
% of revenue	1.6%	(0.1)%
Financial and Other income for the three months ended and the nine months ended September 30, 2022, increased by $3.6 million and by $25.3 million, respectively, compared to the three months ended and nine months ended September 30, 2021. The $3.5 million and $23.9 million financial and other income for the three months ended and nine months ended September 30, 2022, respectively, were driven by the recognition of a positive impact of foreign exchange reevaluations net of related hedging and the up-front fees amortization, the non-utilization costs, and the financial expense relating to our available Revolving Credit Facility ("RCF") financing. At September 30, 2022, our exposure to foreign currency risk was centralized at Criteo S.A. and hedged using foreign currency swaps or forward purchases or sales of foreign currencies.

Provision for Income Taxes
Three months ended September 30, 2022 compared to the three months ended September 30, 2021

	Three Months Ended		% change
	September 30, 2022	September 30, 2021	2022 vs 2021

	(in thousands, except percentages)
Provision for income tax expense (benefit)	$1,442	$7,801	(82)%
Nine months ended September 30, 2022 compared to the nine months ended September 30, 2021

	Nine Months Ended		% change
	September 30, 2022	September 30, 2021	2022 vs 2021

	(in thousands, except percentages)
Provision for income tax expense (benefit)	$4,735	$22,033	(79)%
For the nine months ended September 30, 2022 and September 30, 2021, provision for incomes taxes is $4.7 million and $22.0 million, respectively. The nine months ended September 30, 2022 provision for income taxes differs from the nominal standard French rate of 25.0% due to non-tax deductibility of the loss contingency related to the CNIL matter as described in Note 15 and a discrete tax expense related to change in valuation allowance for certain US deferred tax assets.

Net Income
Three months ended September 30, 2022 compared to the three months ended September 30, 2021

	Three Months Ended		% change
	September 30, 2022	September 30, 2021	2022 vs 2021

	(in thousands, except percentages)
Net income	$6,521	24,230	(73)%
% of revenue	1%	5%
Net income for the three months ended September 30, 2022, decreased $(17.7) million, or (73)%, compared to the three months ended September 30, 2021. This decrease was the result of the business dynamics discussed above, in particular, a $(27.7) million decrease in income from operations, offset by a $3.6 million increase in financial and other income and by a $(6.4) million decrease in provision for income taxes compared to the three months ended September 30, 2021.

Nine months ended September 30, 2022 compared to the nine months ended September 30, 2021

	Nine Months Ended		% change
	September 30, 2022	September 30, 2021	2022 vs 2021

	(in thousands, except percentages)
Net income (loss)	$(5,174)	62,709	(108)%
% of revenue	—%	4%
Net income or loss for the nine months ended September 30, 2022, decreased $(67.9) million, or (108)%, compared to the nine months ended September 30, 2021. This decrease was the result of the business dynamics discussed above, in particular, a $(110.5) million decrease in income from operations, offset by $25.3 million increase in financial and other income and by a $(17.3) million decrease in provision for income taxes compared to the nine months ended September 30, 2021.

Liquidity and Capital Resources
Our principal sources of liquidity are our cash and cash equivalents and cash generated from operating activities. We have never declared or paid any cash dividends on our ordinary shares. We do not anticipate paying cash dividends on our equity securities in the foreseeable future. In February 2021, the board of directors approved a new, long-term share repurchase program of up to $100 million of the Company's outstanding American Depositary Shares, which we completed in December 2021. In October 2021, the board of directors approved an extension of the long-term share repurchase program of up to $175 million of the Company's outstanding American Depositary Shares, and in February 2022, the board of directors further extended this long-term share repurchase program to a total of $280 million.
Other than these repurchase programs, we intend to retain all available funds from any future earnings to fund our growth. As discussed in Note 15 to the unaudited condensed consolidated financial statements in Item 1 to this Form 10-Q, we are party to several loan agreements and revolving credit facilities with third-party financial institutions.
Our cash and cash equivalents and restricted cash at September 30, 2022 were held for working capital and general corporate purposes, which could include acquisitions, and amounted to $407.3 million as of September 30, 2022. The $(108.2) million decrease in cash and cash equivalents compared with December 31, 2021 primarily resulted from a decrease $(133.7) million in cash from investing activities and by $(36.2) million in cash used for financing activities over the period, partially offset by an increase of $130.5 million in cash from operating activities. The cash used for financing activities was mainly related to $(59.2) million in cash used for the share repurchase programs, offset by the recognition of $22.2 million positive impact of foreign exchange reevaluations net of related hedging, and by $0.6 million of proceeds from a capital increase following the exercises of stock options. In addition, the decrease in cash includes an $(68.8) million negative impact of changes in foreign exchange rates on our cash position over the period. We do not enter into investments for trading or speculative purposes. Our policy is to invest any cash in excess of our immediate requirements in investments designed to preserve the principal balance and provide liquidity. Accordingly, our cash and cash equivalents are invested primarily in demand deposit accounts that are currently providing only a minimal return.
On September 27, 2022, the Company entered into a new five year Revolving Credit Facility (the "RCF") that allows immediate access to an additional €407.0 million ($396.7 million) of liquidity, which, combined with our cash position, marketable securities and treasury shares as of September 30, 2022, provides total liquidity above $740 million. On July 29, 2022, we drew down €50 million under our prior revolving credit facility for a one month period to provide additional liquidity in connection with the Iponweb Acquisition. This draw down was repaid by the end of August 2022. Overall, we believe that our current financial liquidity, combined with our expected cash-flow generation in 2022, enables financial flexibility.

Operating and Capital Expenditure Requirements
For the nine months ended September 30, 2022 and 2021, our capital expenditures were $41.3 million and $42.9 million, respectively. During the nine months ended September 30, 2022, these capital expenditures were mainly comprised of purchases of servers and other data-center equipment and capitalized software development costs. We expect our capital expenditures to remain at, or slightly above, 3% of revenue for 2022, as we plan to continue to build and maintain additional data center equipment capacity in all regions and significantly increase our redundancy capacity to strengthen our infrastructure.
We believe our existing cash balances will be sufficient to meet our anticipated cash requirements through at least the next 12 months.
Our future working capital requirements will depend on many factors, including the impact of the macro environment on customer budgets that they spend with us, the rate of our revenue growth and the pace at which we implement and launch new products and enhancements as part of the Commerce Media Platform, Investments in new capabilities and new capital equipment, including renewal of data center contracts.
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

Historical Cash Flows
The following table sets forth our cash flows for the nine month period ended September 30, 2022 and September 30, 2021:

	Nine Months Ended
	September 30, 2022	September 30, 2021

	(in thousands)
Cash (used for) from operating activities	$130,530	$154,901
Cash (used for) from investing activities	$(133,724)	$(66,195)
Cash (used for) from financing activities	$(36,196)	$(55,821)
Operating Activities
Cash from operating activities is primarily impacted by the increase in the number of clients using our solutions and by the amount of cash we invest in personnel to support the anticipated growth of our business. Cash from operating activities has typically been generated from changes in our operating assets and liabilities, particularly in the areas of accounts receivable, accounts payable and accrued expenses, adjusted for certain non-cash and non-operating items such as depreciation, amortization and share-based compensation, deferred tax assets and income taxes.
For the nine months ended September 30, 2022, net cash provided by operating activities was $130.5 million and consisted of net loss of $(5.2) million, and $122.0 million in adjustments for certain non-cash and non-operating items. Adjustments for certain non-operating items primarily consisted of amortization and provision expense of $134.7 million, equity awards compensation expense of $42.6 million, partially offset by $(16.1) million of changes in deferred tax assets, by a $(12.9) million change in income taxes and by other non-operating items of $(26.3) million. The $13.7 million increase in cash from changes in working capital primarily consisted of a $75.4 million increase in trade receivables, and a $1.1 million change in lease liabilities and right of use assets partially offset by a $(23.2) million change in other current assets including prepaid expenses and value-added tax ("VAT") receivables, a $(19.5) million change in trade payables, and a $(20.2) million change in other current liabilities such as payroll and payroll related expenses and VAT payables and change in fair value of derivatives.
Investing Activities
Our investing activities to date have consisted primarily of the consideration paid to acquire the Iponweb business and purchases of servers and other data-center equipment. For the nine months ended September 30, 2022, net cash from investing activities was $(133.7) million and primarily consisted of $(135.5) million of consideration paid for the Iponweb business, $(41.3) million change in capital expenditures mainly comprised of purchases of servers and other data-center equipment and capitalized software development costs, partially offset by a $43.1 million positive change from the maturity of investments in Marketable Securities.
Financing Activities
For the nine months ended September 30, 2022, net cash used for financing activities was $(36.2) million, resulting mainly from a $(59.2) million payment for our share repurchase program, partially offset by a $22.2 million change relating to the recognition of a positive impact of foreign exchange reevaluations net of related hedging, and $0.6 million of proceeds from capital increase following the exercises of stock options and a $0.1 million change in other financial liabilities.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Market Risk

We are mainly exposed to foreign currency exchange rate fluctuations. There have been no material changes to our exposure to market risk during the three months ended September 30, 2022.

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
A hypothetical 10% increase or decrease of the Pound Sterling, the Euro, the Japanese yen or the Brazilian real against the U.S. dollar would have impacted the Condensed Consolidated Statements of Income as follows:

	Nine Months Ended
	September 30, 2022		September 30, 2021

	(in thousands)
GBP/USD	+10%	-10%	+10%	-10%
Net income (loss) impact	$(331)	$331	$(278)	$278

	Nine Months Ended
	September 30, 2022		September 30, 2021

	(in thousands)
BRL/USD	+10%	-10%	+10%	-10%
Net income (loss) impact	$37	$(37)	$180	$(180)

	Nine Months Ended
	September 30, 2022		September 30, 2021

	(in thousands)
JPY/USD	+10%	-10%	+10%	-10%
Net income (loss) impact	$1,649	$(1,649)	$392	$(392)

	Nine Months Ended
	September 30, 2022		September 30, 2021

	(in thousands)
EUR/USD	+10%	-10%	+10%	-10%
Net income (loss) impact	$(1,968)	$1,968	$8,075	$(8,075)

Credit Risk and Trade receivables
For a description of our credit risk and trade receivables, please see "Note 4. Financial instruments" and "Note 5. Trade Receivables" in the Notes to the Consolidated Financial Statements.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures
Based on their evaluation as of September 30, 2022, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective to provide reasonable assurance that (i) the information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and (ii) such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
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

PART II
Item 1.    Legal Proceedings.
For a discussion of our legal proceedings, refer to Note 15. Commitments and contingencies.
Item 1A. Risk Factors.

The following risk factor is provided to update the risk factors previously disclosed under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on February 25, 2022. Except as presented below, there have been no material changes to the Risk Factors described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2022.

The ongoing conflict between Russia and Ukraine may adversely affect our business and results of operations.

The current conflict between Russia and Ukraine and related government actions are evolving and beyond our control, and given our global operations, such conflict may adversely affect our business and results of operations. As a result of this conflict, we decided to suspend all ad campaigns and digital advertising activities in Russia until further notice, and we ultimately reduced personnel attached to supporting these activities. Our current business in Russia and Ukraine is limited, and in 2021, it represented less than 2% of our Contribution ex-TAC. In addition, as part of the acquisition of the Iponweb business, we have entered into a transitional services agreement to cover certain R&D and back office functions that are delivered to the acquired Iponweb entities from contractors and/or employees based in Russia until June 2023.

The current conflict between Russia and Ukraine may also have the effect of heightening many other risks disclosed in our public filings, any of which could materially and adversely affect our business and results of operations. Such risks include, but are not limited to: adverse effects on global macroeconomic conditions; regional instability and geopolitical shifts; supply chain disruption; increased exposure to cyberattacks; limitations in our ability to implement and execute our business strategy, including our completed acquisition of the Iponweb business; risks to employees and contractors that we have in the region; and exposure to foreign currency fluctuations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Purchases of Equity Securities by the issuer and Affiliated Purchasers
The following table provides certain information with respect to our purchases of our ADSs during the third fiscal quarter of 2022:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs(1)
July 1 to 31, 2022	—	$—	—
August 1 to 31, 2022	448,868	$27.66	448,868	238,245,963
September 1 to 30, 2022	628,670	$27.71	628,670	220,818,656
Total	1,077,538		1,077,538	—
(1) In October 2021, the board of directors approved an extension of the long-term share repurchase program of up to $175 million of the Company's outstanding American Depositary Shares, and in February 2022, the board of directors further extended this long-term share repurchase program to a total of $280 million.
(2) Average price paid per share excludes any broker commissions paid.

Item 6. Exhibits.
Exhibit Index

Incorporated by Reference
Exhibit	Description	Schedule/ Form	File Number	Exhibit	File Date
10.1	Multicurrency Revolving Facility Agreement, dated as of September 27, 2022, among the Company, certain of its subsidiaries, the lenders party thereto from time-to-time, BNP Paribas, Crédit Lyonnais (LCL), HSBC Continental Europe and Société Générale, as bookrunners and mandated lead arrangers, Bank of Montreal Europe PLC, Citibank N.A., London Branch and Crédit Industriel et Commercial (CIC), as mandated lead arrangers, BNP Paribas, as coordinator and documentation agent, Société Générale, as agent, and Société Générale and HSBC Continental Europe, as sustainability coordinators	8-K	001-36153	10.1	September 28, 2022
31.1#	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended
31.2#	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended
32.1*	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File, formatted in Inline XBRL and contained in Exhibit 101.
#    Filed herewith.
*    Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CRITEO S.A.
(Registrant)

	By:	/s/ Sarah Glickman
Date: November 1, 2022	Name:	Sarah Glickman
	Title:	Chief Financial Officer
(Principal financial officer and duly authorized signatory)