Form 10-K
period 2022-12-31
Criteo S.A.
filed 2023-02-24
CIK 1576427

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
for the Fiscal Year Ended December 31, 2022
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
Registrant's telephone number, including area code: +33 1 75 85 09 39
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
          The aggregate market value of voting stock held by non-affiliates of the registrant as of the last business day of the registrant's most recently completed second fiscal quarter was $1,605 million, based on the closing sale price of the American Depositary Shares as reported by the Nasdaq Global Select Market on June 30, 2022. Ordinary shares, nominal value €0.025 per share, held by each officer and director and by each person who owns or may be deemed to own 10% or more of the outstanding ordinary shares have been excluded since such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
          As of February 10, 2023, the registrant had 55,833,562 ordinary shares, nominal value €0.025 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates certain information by reference from the registrant’s proxy statement for the 2023 Annual Meeting of Shareholders. Such proxy statement will be filed no later than 120 days after the close of the registrant’s fiscal year ended December 31, 2022.

CRITEO S.A.
ANNUAL REPORT ON FORM 10-K
For The Fiscal Year Ended December 31, 2022

General
Except where the context otherwise requires, all references in this Annual Report on Form 10-K ("Form 10-K") to the "Company," "Criteo," "we," "us," "our" or similar words or phrases are to Criteo S.A. and its subsidiaries, taken together. In this Form 10-K, references to "$" and "US$" are to United States dollars. Our audited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, or U.S. GAAP. Unless otherwise indicated, the statistical and financial data contained in this Form 10-K are presented as of December 31, 2022.
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
•Our business depends on our ability to maintain the quality of content for our clients and publishers.
•We may not be able to effectively integrate the businesses we acquire, which may adversely affect our ability to achieve our growth and business objectives.
•We have substantial client concentration in certain local markets and solutions, with a limited number of clients accounting for a substantial portion of our revenues in those areas.
•Our international operations and expansion expose us to several risks.
•The ongoing conflict between Russia and Ukraine may adversely affect our business and results of operations.
•We face intense competition for employee talent, and if we do not retain and continue to attract highly skilled talent or retain our senior management team and other key employees, we may not be able to achieve our business objectives.
•Our future success will depend in part on our ability to expand into new industry verticals.
•As we expand the market for our solutions, we may become more dependent on advertising agencies as intermediaries, which may adversely affect our ability to attract and retain business.
•Our business, including our global operations and sales, faces risk and negative impacts related to public health developments, such as the COVID-19 pandemic.
•Our future success will depend in part on our ability to expand into new advertising channels.
•We operate in a rapidly evolving industry, which makes it difficult to evaluate our future prospects and may increase the risk that we will not be successful. Our historical growth rates may not be indicative of our future growth, and we may have difficulty sustaining profitability.
•We derive a significant portion of our revenue from companies in the retail, travel and classified industries, and any downturn in these industries or any changes in regulations affecting these industries could harm our business.
•We experience fluctuations in our results of operations due to a number of factors, which make our future results difficult to predict and could cause our operating results to fall below expectations or our guidance.
•Our ability to generate revenue depends on our collection of significant amounts of data from various sources, which may be restricted by consumer choice, clients, publishers, browsers or other software, changes in technology, and new developments in laws, regulations and industry standards.
•Third parties may implement technical restrictions that impede our access to data and revenue opportunities upon which we rely, which could materially impact our business and results of operations.
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
•Our inability to use software licensed from third parties, or our use of open source software under license terms that interfere with our proprietary rights, could disrupt our business.

•The market price for the ADSs has been and may continue to be volatile or may decline regardless of our operating performance.
•Our business could be negatively impacted by the activities of hedge funds or short sellers..
•We may need additional capital in the future to meet our financial obligations and to pursue our business objectives. Additional capital may not be available on favorable terms, or at all, which could compromise our ability to meet our financial obligations and grow our business.
•We do not currently intend to pay dividends on our securities and, consequently, your ability to achieve a return on your investment will depend on appreciation in the price of the ADSs. In addition, French law may limit the amount of dividends we are able to distribute.
•Our credit agreement contains, and future debt agreements may contain, restrictions that may limit our flexibility in operating our business.
•Our by-laws and French corporate law contain provisions that may delay or discourage a sale of the Company.
•You may not be able to exercise your right to vote the ordinary shares underlying your ADSs.
•Your right as a holder of ADSs to participate in any future preferential subscription rights or to elect to receive dividends in shares may be limited, which may cause dilution to your holdings.
•You may be subject to limitations on the transfer of your ADSs and the withdrawal of the underlying ordinary shares.
•U.S. investors may have difficulty enforcing civil liabilities against our Company and directors and senior management.
•The rights of shareholders in companies subject to French corporate law differ in material respects from the rights of shareholders of corporations incorporated in the U.S.
•In periods of economic uncertainty, businesses may delay or reduce their spending on advertising, and we are exposed to the credit risk of some of our clients and customers, which could materially harm our business.
•If we fail to maintain an effective system of internal controls, we may be unable to accurately report our financial results or prevent fraud, and investor confidence and the market price of the ADSs may, therefore, be adversely impacted.
•Our failure to maintain certain tax regimes applicable to French technology companies may adversely affect our results of operations.
•We are a multinational organization faced with increasingly complex tax issues in many jurisdictions, and new taxes or laws, or revised interpretations thereof, may negatively affect our results of operations.
•U.S. holders of our ADSs may suffer adverse tax consequences if we are treated as a "passive foreign investment company" for U.S. federal income tax purposes.
•If a U.S. holder is treated as owning at least 10% of our ADSs, such person may be subject to adverse U.S. federal income tax consequences.

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
Business Overview
We are the global Commerce Media company that enables marketers and media owners to drive better commerce outcomes. We leverage commerce data and artificial intelligence ("AI") to connect ecommerce, digital marketing and media monetization to reach consumers throughout their shopping journey. Our vision is to bring richer experiences to every consumer by supporting a fair and open internet that enables discovery, innovation, and choice – powered by trusted and impactful advertising. Since 2018, and accelerating since 2020, we have deeply transformed the Company from a single-product to a multi-solution platform provider, fast diversifying our business into new solutions.

We enable brands', retailers' and media owners’ growth by providing best-in-class marketing and monetization services and infrastructure on the open Internet, driving approximately $30 billion of commerce outcomes for our customers – in the form of product sales for retailers, brands and marketers and advertising revenues for media owners. We differentiate ourselves by delivering the best performing commerce audiences at scale and we deliver this value by activating commerce data in a privacy-by-design way through proprietary AI technology to reach and engage consumers in real time with highly relevant digital advertisements ("ads") based on shared characteristics across all stages of the consumer journey. Our data offers deep insights into consumer intent and purchasing habits.

Our focus is on commerce media. As of December 31, 2022, we served approximately 22,000 clients including many of the largest and most sophisticated consumer brands, retailers, commerce companies and media owners in the world. We partner with them to capture user activity on their websites and mobile applications ("apps"), which we define as digital properties, and leverage that data to deliver superior ad performance to help marketers, brands and agencies reach their campaign objectives from top to bottom of the marketing funnel. This includes powering the retail media ecosystem as we enable brands to reach shoppers with relevant ads near the digital point of sale on retailer and marketplace websites while enabling retailers to monetize their ad inventory and add a new, high margin revenue stream. In each of the last three years, our average client retention rate, as measured on a quarterly basis, was approximately 90%.

Demonstrating the depth and scale of our commerce data, we have exposure to over $1 trillion in online sales transactions on our clients' digital properties in the year ended December 31, 2022. Based on this data and other assets, we activated over $3 billion of media spend on behalf of our clients and delivered 1.8 trillion targeted ads in the year ended December 31, 2022.

We have established our leading market position in commerce media by focusing on three key assets that differentiate us: actionable commerce data, extensive media access, and world-class predictive AI technology. Our large dataset is uniquely focused on commerce and shoppers, our media access across our broad direct network of media owner partners provides large consumer reach as we see over 750 million daily active users, and our purpose-built AI technology activates this data and media to drive multiple commerce outcomes for our customers. We continuously innovate, broaden our reach and leverage and strengthen Criteo’s Buyer Index, one of the world's biggest privacy-compliant data sets built through collaboration within our open ecosystem of marketer and media owner clients. Criteo's Buyer Index uses shopper intent data mapped to contextual signals to drive superior marketing outcomes.

Each day, we are presented with billions of opportunities to connect consumers with relevant advertising messages from our commerce and consumer brand clients in compliance with the highest privacy standards, including the General Data Protection Regulation ("GDPR") and California Consumer Privacy Act ("CCPA"). For each of these opportunities, our algorithms analyze massive volumes of shopping data to predict consumer preferences and intent, and deliver specific messaging for products or services that are likely to engage that particular consumer. The accuracy of our algorithms improves with every ad we deliver, as they incorporate new data while continuing to learn from prior interactions.

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

In August 2022, we acquired the business of IPONWEB Holding Limited ("IPONWEB"), a market-leading AdTech company with world-class media trading capabilities, for $250 million, including approximately $180 million paid in cash and approximately $70 million paid in Criteo treasury shares at closing. The acquisition includes a potential earn-out consideration of up to $100 million to be paid in cash subject to certain financial and other performance milestones to be achieved in 2022 and 2023. This strategic acquisition is expected to accelerate our Commerce Media Platform vision by adding scale, complementary products, and stronger first-party data capabilities, further reducing our reliance on third-party cookies and other identifiers.

During 2022, we operated in 94 countries.

Our financial results include:
•Revenue of $2,017.0 million, $2,254.2 million and $2,072.6 million for the years ended December 31, 2022, 2021 and 2020, respectively;
•Gross profit of $795.2 million, $781.9 million and $688.0 million for the years ended December 31, 2022, 2021 and 2020, respectively;
•Contribution excluding Traffic Acquisition Costs, or Contribution ex-TAC, which is a non-U.S. GAAP financial measure, of $928.2 million, $920.8 million and $825.0 million for the years ended December 31, 2022, 2021 and 2020, respectively;
•Net income of $10.9 million, $137.6 million and $74.7 million for the years ended December 31, 2022, 2021 and 2020, respectively; and
•Adjusted EBITDA, which is a non-U.S. GAAP financial measure, of $267.3 million, $322.5 million and $251.0 million for the years ended December 31, 2022, 2021 and 2020, respectively.

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

Industry Trends

We operate in commerce media, the fourth wave in digital advertising, leveraging our performance assets along with our Retail Media expertise to deliver impactful ads and reach consumers throughout their shopping journey, when they are the most willing to purchase.
We believe the following trends are relevant in assessing our current and future business.
Ecommerce is Booming: According to eMarketer, global retail ecommerce penetration is expected to grow to 24% in 2025, up from 19% in 2022. The COVID-19 pandemic has accelerated the boom of ecommerce as brands and retailers rapidly transformed their ecommerce presence. Ecommerce growth creates more advertising inventory in places where commerce audiences are, and it increases our ability to attract more ad spend. We are ideally positioned to complement Amazon and enable brands, agencies and retailers to activate commerce beyond Amazon, an opportunity which represents approximately 73% of consumers' online shopping1.
First-Party Data Unlocks Huge Potential: Amazon opened the way in the commerce media category, and other large retailers also leverage their shoppers’ first-party data to drive momentum to their advertising revenue. Many more retailers are now following suit in creating media experiences around their content assets utilizing their first-party data to curate and monetize their audiences. Driving advertising spend to their content requires advertising technology ("AdTech") and a huge network of shared data.
Trade Marketing Shifts to Digital: Brands have been taking advantage of this surge in ecommerce and accelerating the shift of their trade marketing budgets to online to address consumers at the digital point of sales, recreating in-store experiences on digital shelves. According to LUMA Partners, online trade marketing represents a market opportunity of approximately $80 billion and it is growing rapidly. This potential of digital trade marketing is enabling significant growth in the supply of retail media, available for brands to bid on to promote their products.
Brands, Retailers and Publishers Increasingly Depend on AdTech Partners: As technology quickly evolves in today's highly competitive environment, AdTech becomes increasingly critical for marketers. Consumers' shopping journeys are fragmented across multiple environments, websites, apps, devices, and physical stores, and we believe most marketers increasingly look at diversifying their significant reliance on walled-garden digital advertising partners, as walled gardens are closed online environments where advertisers have less access to customer data and less control over how to measure success. Changes in online identity make the environment more complex for both marketers and media owners around addressability and measurement, and require brands and retailers to better leverage AdTech providers to solve these problems for them. The ability for media owners, retailers, brands and agencies to identify users, create and monetize commerce audiences, and drive sales and customer loyalty, today relies on having the right technology partner, able to activate the right data in an efficient way and measure the results in a transparent way across channels.

Addressable Market
Starting with Retail Media, we estimate that our serviceable available market (excluding Amazon and China), or SAM, will reach $42 billion in advertising spend that we activate on behalf of our clients by 2025. We also estimate that our serviceable available market for the broader Commerce Media opportunity is expected to reach $110 billion in advertising spend by 2025.
When including Amazon and China, the Total Addressable Market, or TAM, for Commerce Media is expected to reach $290 billion in advertising spend by 2025.

___________________________________________________
1 Source: eMarketer

Criteo's Transformation
Since 2018, and accelerating since 2020, Criteo has deeply transformed itself from a single-product (retargeting) to a multi-solution Commerce Media platform provider, fast diversifying the business. As of Q4 2022, non-Retargeting solutions represented approximately 47% of Contribution ex-TAC, compared to 32% in Q4 2021.
The Criteo Commerce Media Platform

We have made significant progress in our transformation journey to meet the needs of brands, marketers, retailers, and media owners in the evolving commerce landscape. With our unique Commerce Media Platform, we offer marketer and media owner clients a single platform for first-party data-based marketing and monetization, that provides a holistic suite of solutions, powered by AI technology and activates the world’s largest set of commerce data.

Our technology is optimized to drive trusted and impactful business outcomes efficiently and effectively for our brand, retailer and media owner clients. These include, for example, driving engagement for our clients' brand, shop, app, products and services, driving product sales, driving app installs and consumer visits, driving product consideration from targeted commerce audiences, or driving advertising revenue for media owners and retailers by monetizing their data and audiences with consumer brands.

The Criteo Commerce Media Platform is focused on performance, outcomes, commerce audiences, retail media and measurement. It is made available as individual products and services as part of our offering.

On the demand side:

•Commerce Max is a Commerce self-service Demand Side Platform (“DSP”) used by brands, agencies and retailers, enabling media planning and buying on retailer and open internet inventories leveraging Criteo's AI atop approved retailer data and unique commerce data, all with closed-loop product-level conversion measurement. .
•Commerce Growth is a powerful, self-service performance marketing tool used by Direct-to-Consumer brands and their agencies to activate outcomes-optimized customer acquisition and retention objectives.

On the supply side:

•Commerce Yield is a Commerce Media monetization stack and ad server giving retailers and marketplaces full control to achieve maximum monetization of their digital assets through inventory and data management, packaging, and in-depth insights.
•Commerce Grid is a Commerce Media Supply Side Platform ("SSP") giving media owners the control to optimize the monetization of their inventory and data assets.

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

Our First-Party Media Network enables consented data to interoperate across marketers, retailers and publishers to engage addressable consumers on a one-to-one basis. It also acts as our Truth set to predict how commerce audiences behave and how ads will perform and convert in the same way. We believe that the amount of addressability data we operate in environments that are deprived of third-party signals will allow us to remain effective at private, safe consumer engagement, to drive the best outcomes for our clients and to capture increasingly more advertising budgets.

Our First-Party Media Network won the 2021 Digiday Media Award for best first-party strategy.

Our Data assets: our first-party data-based Buyer Index

Our data assets include privacy-safe insights derived from our clients' proprietary commerce data about their own consumers, such as transaction activity on their digital properties, giving us exposure to over $1 trillion in online sales on a combined basis in 2022, representing approximately 40% of the global retail ecommerce sales excluding China1, or $2.7 billion worth of transactions per day on average.

Through direct integration with our clients' digital properties, we obtain large volumes of consented first-party data, expressed consumer shopping intent and engagement, and transactional data at individual product or service levels, which do not rely on cross-site tracking technologies, such as third-party cookies. The information we collect is anonymized and does not enable us to personally identify any individual consumer.

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

We believe our access to first-party commerce data validates the trust that our clients place in us and differentiates us. Most of our clients typically provide real-time access to the products or services a visitor has viewed, researched, added to their shopping cart, or bought from them, and continuously receive updated information on over 4 billion products or services across 3,500 product categories, including pricing, images and descriptions. Many of our clients also provide us with their customers' purchase history data in formats that preserve privacy.

Over the years, we have built data collectives through data pooling amongst many of our marketer clients and media owner partners. The combination of these data collectives forms Criteo’s Buyer Index. For each of these data collectives, we ask our clients to grant us the permission to mutualize a significant portion of their proprietary data in an anonymized way with other clients who also contribute data to this collective data pool. With Criteo’s Buyer Index, we have built one of the world's largest and most open data sets focused on shoppers and their commerce activity across retailers and brands, and their activity on media owners’ properties.

The Criteo Buyer Index is comprised of the following data collectives:

•The Identity Graph allows us to match user identifiers provided by clients and publishers across devices and environments, both online and offline. Our algorithms link user identifiers together when they are deemed to belong to the same user. Examples of user identifiers, collected from our customers and partners, and part of our Identity Graph include: hashed customer logins and hashed emails, first-party and third-party cookies, app identifiers such as Android's AAID, in addition to linkages such as LiveRamp's IdentityLink. The graph has billions of identifiers, which we believe cover over 750 million unique Daily Active Users globally, for whom we collect commerce data in real time. In addition, the Identity Graph allows us to leverage offline CRM data of our clients' physical stores to match it with online user profiles, based on their offline shopping history.

•The Interest Map collects and organizes consumer intent and purchasing data across our network of commerce clients     to build a comprehensive and accurate non-identifying shopper profile for all consumers on whom we have collected data. Our Interest Map applications include the Universal Catalog, which provides category and/or brand enrichment, as well as a unified view of the 4 billion products SKUs, across 3,500 product categories, available across the combined catalogs of our 22,000 commerce clients2. Every day, we have exposure to data on close to $3 billion in online sales on average through 75 million buyer journeys. With the Interest Map, we seek our clients' permission to use their data, on an aggregated and anonymized basis, to power products that are jointly offered to our clients in the collective.

The design and governance of Criteo’s Buyer Index are based on strict and differentiated guiding principles:
•Openness: we commit to a two-way exchange of data with our marketer and media owner clients and partners, whereby all parties contributing data to the collectives, in return for their contribution, benefit from the collective dataset via the Commerce Media Platform, and access cross-device user IDs and relevant Key Performance Indicators to better inform and optimize their advertising with us.
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

Consistent with our data minimization principles, our technologies only rely on categories of data that are strictly necessary for the purpose of our services. This means that the user information we collect relates primarily to purchase intent. In addition, we provide consumers with easy-to-use and easy-to-access mechanisms to control their advertising experience and opt out of receiving targeted ads we deliver. This transparent, consumer-centric, and controllable approach to privacy empowers consumers to make better-informed decisions about our use of their data. We also actively encourage our clients and media owner partners to provide transparent and clear information to consumers about our collection and use of data relating to the ads we deliver and monitor.

___________________________________________________
1 Source: eMarketer.
2 Products are not unique and may appear in the catalogs of different customers.

Our Media assets: our first-party media integrations and media buying scale
We provide our marketer clients with extensive real-time access to advertising inventory through direct relationships with thousands of media owner partners, as well as selective supply side partnerships. We define inventory as the combination of desktop web, mobile web, mobile in-app display, including social and native, online video displays, connected TV, and ad inventory on major retail ecommerce properties, including standard banners, native and sponsored product formats.
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
Many of our direct publisher partners have granted us preferred access to portions of their inventory because of our ability to effectively monetize that inventory. For example, within Criteo Retail Media, we access inventory and first-party data from ecommerce sites that are generally not available to traditional advertising demand. We believe this inventory and data from ecommerce retailers is particularly valuable for consumer brands looking to advertise their products in a multi-brand retail environment.
We price and buy inventory in real time and typically do not pre-buy any impression. In addition, in some instances, we may commit to buying minimum volumes of impressions to certain publisher partners. Across both our direct publisher relationships and inventory purchasing done on Real-Time Bidding (RTB) exchanges, we leverage our commerce-focused machine learning technology, also called the Criteo AI Engine, to value available advertising inventory quickly and accurately, and utilize that information to bid for inventory on a programmatic, automated basis.
Alongside our existing technologies to integrate directly with publishers, we have developed Criteo Direct Bidder, our header-bidding technology now integrated with Iponweb's publisher SSP, The MediaGrid. Header-bidding allows publishers to make their inventory simultaneously available for public auction to several competitive bidders, including RTB exchanges. Thanks to our large scale, Criteo Direct Bidder allows us to connect directly to the ad server of publishers in situations where publishers use header bidding to monetize their inventory, allowing us, among other advantages, to bypass RTB exchanges in the bidding process and to save publishers the take-rate RTBs would typically charge them. As a result, Criteo Direct Bidder helps publishers increase the average monetization of their inventory sold through Criteo Direct Bidder, relative to our overall spend through all channels. Using Criteo Direct Bidder, we were connected to publishers globally, on both web and apps, including: IBM Watson Advertising (The Weather Channel), Globo, OLX, NBC, Forbes, The Wall Street Journal, Leboncoin, Daily Mail, Viber, Axel Springer's websites, Marktplaats, M6, AJA Japan and EstSoft.
We take a variety of brand safety measures to ensure that the brand equity of our clients is preserved at all possible times. These measures include determining that each publisher's inventory meets our content requirements and those of our clients to ensure that their ads are not shown in inappropriate content categories, such as, for example, adult, violence, harassment or hate speech. In addition, we are an active member of the Coalition for Better Ads, supported by Google, and are compliant with their recommendations for user-friendly advertising formats. Criteo’s AI Engine is also integrated with Oracle Contextual Intelligence, a solution providing real-time content review and page-level pre-bid classification to clients across 11 standard brand safety categories. In recognition of our efforts to combat fraud and ensure a brand safe digital ecosystem for our advertisers, Criteo has been independently certified by the Trustworthy Accountability Group for the Certification Against Fraud and the Brand Safety Certification.
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
Criteo AI Engine consists of:
•Lookalike finder algorithms. These algorithms create user audiences, or groups of consumers likely to be interested in and engage with a specific category of our clients’ products or services, from a predetermined audience seed based on other clients’ audiences that were already targeted and exposed to similar products or services in the context of previous advertising campaigns. Once created, these audiences are used by Criteo AI Engine as targets to reach and be exposed to tailored ads for relevant products or services for the purpose of a dedicated campaign. This set of algorithms typically supports Commerce Audiences campaigns to drive new prospects to consider brands, products or services with which they have not yet engaged in the past.
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
•Predictive bidding algorithms. These algorithms predict the probability and nature of a user's engagement with a given ad. Such predicted user engagement can take the form of, for example, customer site visits, clicks, conversions, shopping basket value, specific product categories purchased, or even the gross margin of the purchased product or service that our client generates from such purchase. This prediction of engagement incorporates data from our marketer clients, our media owner clients and partners, including user intent, who our client is, the products offered in the ad, as well as data on the creative content of the ad and the media context in which the ad is displayed, as well as third-party sources. Together with our recommendation algorithms, the prediction algorithms allow us to determine the most appropriate price to pay for an ad impression, based on an individual user's predicted engagement, what our client is willing to pay for that engagement, as well as Criteo's own target margin (or economic "take rate" retained by Criteo) from placing that individual ad. Our bidding engine executes campaigns based on certain objectives set by our clients (such as cost-per-click, cost-per-order, cost-of-sales, cost-per-visit, cost-per-impression, cost-per-install or total campaign budget). After a bid for an ad impression is placed and won, Criteo AI Engine assembles and delivers individualized ads, and provides campaign reporting in near-real time.
•Software systems and processes. Our algorithms are supported by robust software infrastructure that allows us to operate seamlessly at a large scale through our network of approximately 45,000 servers as of the end of 2022. The architecture and processing capabilities of this technology have been designed to match the massive computational demands and complexity of our algorithms in real time. This technology enables data synchronization, storage and analysis across a large-scale distributed computing infrastructure in multiple geographies, as well as fast data collection and retrieval using multi-layered caching infrastructure.
•Experimentation platform. Our Research & Development team continuously tunes our Criteo AI Engine via experimentation and A/B tests. For example, in 2022, we performed about 1,500 online A/B tests and over 100,000 offline experiments and tests. We use an online/offline testing platform to improve the capabilities and effectiveness of our prediction models by measuring the correlation of specific parameters with user engagement, usually measured by consumer visits, clicks and conversions, typically in the form of sales. A dedicated team is constantly testing new types and sources of data, as well as new variables, to determine whether they help diminish the gap between, for example, predicted visits, click-throughs and conversions, and actual visits, click-throughs and conversions over the course of a live campaign.

A key attribute of Criteo AI Engine is the vast metadata of learnings on marketing and commerce effectiveness that we have accumulated from having delivered and measured responses to close to 12.5 trillion advertising impressions since our Company's inception.

We have long established and adopted Privacy-by-design as a central element of our technology and product design and development cycles, with a strong commitment to ensuring best practices in privacy, security and safety for consumers and our marketer and media owner customers. Since 2013, we have had a designated Data Privacy Officer along with a team of privacy experts. These experts are part of our R&D and Product organizations, and consider all facets of user privacy for the design of any new technology, solution or feature of the Commerce Media Platform. They also perform ongoing Privacy Impact Assessments to monitor potential risks during the product lifecycle and proactively mitigate those risks. The Data Privacy team delivers company-wide privacy training, enforces our privacy policies and is integral to ensuring that we build the best solutions and services. We regularly review and document our internal privacy policies, amend existing policies as necessary and enforce these policies with our clients, media owner partners and vendors.
Our Segments
Criteo reports its business results for three operating and reportable segments: Marketing Solutions, Retail Media and Iponweb.
•Marketing Solutions allow commerce companies to connect with their most valuable audiences to achieve their customer acquisition and retention goals.
◦Examples of expected business outcomes driven by Criteo Marketing Solutions include:
▪Discovery: creating and building brand awareness for a client's existing or new product or service, by targeting relevant high-quality consumer audiences showing intent for that particular product or service and reaching these audiences, for example, through online video ads and through Connected TV channels;
▪Choice: driving visits from new prospects on the website of our clients, or driving installations of our clients' apps by new consumers, by engaging such commerce audiences online (either on the web, in apps or on connected TV), with personalized ads offering products or services tailored to their predicted interest;
▪Purchase: driving sales for commerce clients by engaging consumers online, with personalized ads offering products or services for which they have already expressed shopping intent; or driving more sales from existing customers of our commerce clients, by accurately targeting and re-engaging these existing customers online with personalized ads offering new products or services that they have not yet purchased nor been exposed to.
Our clients' use and consumption of Criteo Marketing Solutions is made flexible through a set of tools and services, including:
▪Access to an integrated self-service client interface that reduces unnecessary complexity and cost associated with manual processes of having to use multiple DSPs and sources of inventory supply.

▪We also offer a managed-service approach to our larger clients, providing deep business intelligence and analytics services. Our teams of advisers aid our larger clients in setting goals for, extracting insights from, and evaluating trends and performance of their various advertising campaigns with us across multiple marketing goals, sources of inventory, advertising channels and formats, and the multiple digital devices that consumers may use.
In Marketing Solutions, our Commerce Audiences solutions are focused on attracting more customers for our marketer clients and growing their existing customer relationships with an always-on strategy, leveraging our AI engine to engage commerce audiences with the right ad for each opportunity:
•Increase awareness and interest in a brand, product, or services;
•Attract new consumers to an online and/or offline store;
•Generate leads from consumers who are in market for a brand, product or services;
•Get more shoppers and grow sales on an online and/or offline store; and
•Encourage consumers who purchased in the past to make additional purchases.

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

•Retail Media assists retailers in generating high-margin advertising revenues from consumer brands looking to address multiple marketing goals, and to drive sales for themselves, by monetizing their audiences through personalized ads, either on their own digital store (also called "onsite") or on media owner properties on the open Internet (also called "offsite").
◦Examples of expected business outcomes driven by Criteo Retail Media include:
▪generating advertising revenue for retailers on their online store, by providing retailers with self-service access to our technology platform for them to monetize their ad inventory, commerce data, traffic and audiences directly with consumer brands across various marketing goals;
▪driving sales for consumer brand clients on the site of retailer partners, by connecting consumer brands and retailers and engaging consumers on the retailer's digital property with personalized ads offering specific brand products available on the retailer's digital store and for which consumers have expressed interest; and
▪driving sales for consumer brand clients on the site of retailer partners, by connecting consumer brands and retailers and engaging consumers outside of the retailer property on the open Internet with personalized ads offering specific brand products available on the retailer's digital store and for which consumers have expressed interest.
◦Our retailer and brand customers respectively manage their Retail Media revenues and budgets using a self-service interface. We charge retailers a negotiated supply-side platform fee and sometimes a technology fee, while brands pay us a negotiated demand-side platform fee. In addition, we may charge brands a managed-service fee and other fees for accessing additional insights.
For Retail Media onsite, we do not incur our own media cost as retailers use our platform to sell their inventory directly to consumer brands and we bill and collect media cost on their behalf.

We believe Criteo Retail Media is a particularly differentiated offering in the marketplace with significant growth opportunities. We will continue to roll out our Retail Media offering to new markets and adjacent verticals, making the digital stores of large retailers a key advertising channel to generate high gross margin revenue from consumer brands. In addition, we intend to grow the number of retailers we work with in the U.S. and Europe, deepen our share of wallets with existing retailer and brand customers, accelerate our geographic expansion in the APAC region, grow our offsite advertising capabilities for brands across our premium publisher network on the open Internet with our Commerce Max DSP, grow Retail Media for retailer marketplaces, bring more commerce insights to brands as a key value-added service and provide brands with an integrated view on their Retail Media spend on retailer sites.

•Iponweb specializes in building real-time advertising technology and trading infrastructure, delivering advanced media buying, selling, and packaging capabilities for media owners, agencies, performance advertisers, and third-party AdTech platforms. It enhances our scale and brings complementary capabilities on both the demand and the supply side to accelerate the execution of our Commerce Media Platform strategy by:

▪Integrating Iponweb's BidCore DSP for mid- and upper-funnel marketing into Commerce Max to find valuable commerce audiences on retailer sites, extend to commerce audiences that exist offsite across the open internet, and cover the entire consumer buying journey;

▪Adding The MediaGrid SSP to our Criteo Direct Bidder to expand our direct publisher footprint and enhance first-party data distribution and activation potential;

▪Strengthening our own R&D capabilities and allow platform customization for our most strategic enterprise and agency clients; and

▪Leveraging the BidSwitch media trading marketplace, connecting 126 demand and 145 supply partners, to broaden the distribution of commerce audiences on the open Internet.

Our Competitive Strengths
We believe the Commerce Media Platform is transforming digital marketing and media monetization for our clients. We enable brands' and retailers' growth by making their marketing and monetization efforts more efficient, effective and measurable by driving trusted and impactful business outcomes across multiple marketing goals. We believe the following competitive strengths, supported by our first-mover advantage and 16 years of deep machine learning and AI expertise, have enabled us and will continue to enable us to capture a significant share of our commerce media opportunity:
Shopper Data. Our First Party Media Network leverages massive amounts of granular first-party data focused on commerce and shopping behaviors, through data sharing among our clients. With an estimated 750 million unique Daily Active Users in our Identity Graph, we are building one of the largest data sets focused on shoppers, with a scope and scale among the largest in the industry. Close to $3 billion worth of daily transactions across 4 billion product SKUs from 3,500 product categories are incorporated into our graph, allowing us to analyze about 75 million daily buyer journeys.
Consumer Reach, Scale and Network Effects. Our large and loyal base of customers and first-party media owner partners provide for stability and positive network effects. As of December 31, 2022, we had approximately 22,000 clients, including some of the largest ecommerce/retailers companies in the world, and our client retention rate was approximately 90%. Our direct integrations on both the demand and supply sides ensure privacy-compliant access to first-party data, shielding from the consequences of third-party cookie limitations. As we continue to grow our client base, we continue to grow the number of users who interact with our ads, increasing our consumer reach and allowing us to benefit from greater scale when buying inventory from publisher partners, many of whom have granted us preferred access to portions of their advertising inventory. There are also significant opportunities to cross-sell and up-sell our product portfolio within our large existing customer base. As clients spend more with us and we attract more media inventory and deliver more ads, our data assets grow, enabling us to deliver even more precisely targeted and personalized ads and generate a greater impact for our customers, both marketers and media owners. As a result, we believe more brands, commerce marketers and media owners may use our offering and potentially increase their spend with us. This, in turn, may enable us to increase monetization for media owners and retailers, further expanding our media network and enhancing our ability to drive performance for all clients. This cycle of self-reinforcing network effects, based on our large scale and loyal base of marketer and media owner customers and partners, may continue to fuel our business in the future.

Retail Media. Our Retail Media value proposition is unique in the market today. Our offering empowers brands and agencies to find valuable audiences on retailer sites using on-site sponsored and display ads but also extend these audiences off-site, across open internet inventory with unified reporting and closed-loop measurement, including product-level sales attribution. We enable brands, agencies, and multiple retailers to buy and sell retail media using a common platform, thus benefiting from meaningful network effects due to our unique position as the technology supporting a multi-retailer ecosystem, whereas most competitors in the retail media space focus on supporting siloed retailer walled gardens. Brands and their agencies use our platform to access unique inventory at meaningful scale, and retailers get access to brand marketing budgets at a scale they would not be able to access on their own. This creates a network effect where the value for clients only increases as more brand and retailer participants join the ecosystem. In addition, our deep technical integrations with retailers, requiring meaningful engineering investment from the retailer, make us very sticky with them and enable us to offer preferred or exclusive inventory to brands and agencies, as well as a superior shopper experience to consumers. We require multi-year commitments and product ads exclusivity as part of our standard retailer services agreements. Both our unique inventory access and increasingly deep technical integrations with other advertising technology and reporting platforms provide defensible relationships with brands and agencies. For example, our API partner program embeds our technology into ad platforms that brands and agencies already use to buy search, social, and other large platforms' ad inventory. Additionally, with many major brand and agency clients, we connect our reporting data directly into client analytics and reporting platforms via our APIs.
Superior Insights and Measurement. We believe we have superior capabilities for Commerce Insights and measurement. Our technology provides our clients with the unique ability to measure against product sales at the product SKU level. For example, our commerce insights can bring together organic shopping data with paid media metrics for brands.
Scaled Global Presence. We do business in 94 countries and have a direct operating presence through 27 offices in 18 countries. We have achieved this global presence by replicating and scaling our effective business model across all geographic markets. Large businesses are increasingly seeking global advertising partners able to provide comprehensive offerings that are effective across multiple geographies. We believe we can meet this demand by leveraging our scalable AI technology and global network of relationships and are well positioned to serve our clients in virtually every market in which they seek to drive trusted, impactful and measurable business results and commerce outcomes.

Strong Financial Model. Our profitable, cash-generative financial model allows us to invest for growth while maintaining healthy profitability. Our company has a sustainable, robust profitability margin. In the year ended December 31, 2022, our Adjusted EBITDA as a percentage of Contribution ex-TAC was 29%, including the impact of Iponweb’s lower margin profile. In addition, we manage our expense base in a disciplined way, and we have a clear plan to drive operating leverage from scaling and transitioning to more self-service solutions over time, as well as synergies with IPONWEB and optimizing our business processes. Our financial model generates a sustainable and significant amount of free cash flow. In 2022, net cash flows provided by operating activities were $256.0 million and consisted of net income of $10.9 million, $185.0 million in adjustments for non-cash and non-operating items and $60.1 million of cash flows used for working capital. For the year ended December 31, 2022, we generated free cash flow of $200.1 million. In addition, our company maintained a strong cash position of $348.2 million at the end of fiscal 2022, which, together with marketable securities and our Revolving Credit Facility, provides for financial liquidity of about $835 million, offering flexibility for executing on our strategic roadmap.
We believe having a profitable, cash-generative financial model providing financial flexibility and investment capacity is a strong competitive advantage, compared to multiple sub-scale companies in our industry.

Our Business & Growth Opportunities
Our mission is to power the world's marketers and media owners with trusted and impactful advertising. We enable our clients’ business growth through commerce media, by providing best-in-class marketing and monetization services and driving measurable business outcomes at scale. Our vision is to bring richer experiences to every consumer by supporting a fair and open internet that enables discovery, innovation, and choice – powered by trusted and impactful advertising for the world’s marketers and media owners.
Our overarching priority is to drive sustainable and profitable growth for our business. This involves investing in the fast-growing ecommerce space and broadening our value proposition to cover all commerce media marketing goals as part of our Commerce Media Platform driving measurable business outcomes to our marketer and media owner clients.
We are further expanding our rapidly growing retailer client base, becoming a platform of choice for agencies and brands and reinforcing our performance advantage. Other core elements of our broader business strategy include:
Strengthen the Core. We continuously strengthen our retargeting product, aimed at converting our clients' customers in both the web and apps. We intend to achieve this by leveraging our strong differentiators, including around Criteo Buyer Index and user identification thanks to our first-party media network, continuously improving Criteo's AI Engine technology and the strong performance of our core product in all environments despite the loss of third-party signals.
Expand Our Product Portfolio. As part of our transformation, we intend to continue to leverage our existing assets to diversify and strengthen our business outside of retargeting, continue to build and expand our suite of fast-growing new solutions, including Commerce Audiences and new capabilities from Iponweb and build further competitive moats around our core assets.
In fiscal year 2022, our non-retargeting solutions already represented close to 37% of our total business, as measured on a Contribution ex-TAC basis, including 47% in the fourth quarter 2022. We are investing in the growth of these non-retargeting solutions and expect them to represent close to 50% of our overall business in 2023, including of the integration of Iponweb.
Explore Strategic Game Changers. We look for opportunities to extend and accelerate the growth of our business by exploring and bringing strategic assets and capabilities through partnerships and M&A, in addition to executing organically.
For example, in 2022, we entered and expanded a number of partnerships.
•We expanded our efforts with leading ecommerce platforms, most notably Shopify. Criteo became a Shopify Plus partner and was included in their first AdTech partner cohort.

•We continued to invest in connecting with all the major Customer Data Platforms our client use. These enables consistent, real time 1st party customer data across our platform, including Microsoft, Salesforce, Adobe, Segment (Twilio), Klaviyo and more.

•In the fourth quarter, we launched proof of concept testing with two of the leading data clean room providers to evaluate their usage as secure environments that enable first-party data connections and syncing across marketers and media owners.

•Our growing reseller network for Commerce Growth continued to develop in APAC and has now started to roll out across EMEA.

•Over 70 agencies joined our training and incentive program, Criteo Premium Partners, showing promising signs of growth.

•Criteo’s clients are using partner powered creatives like United Plankton that helps to create video assets from static images expanding our portfolio of solutions.

•We entered proof of concept tests with a leading data provider, Axciom, to explore adding demographic data to performance to enhance client campaigns.

In the future, we intend to continue to collaborate with existing and new industry partners to extend the capabilities and functionalities of our Commerce Media Platform, beyond what we currently offer on a standalone basis.

We continue to have an active M&A pipeline, with a critical assessment on technologies and businesses that have the potential to accelerate our Commerce Media Platform strategy by enhancing, complementing or expanding our strategic capabilities, primarily through technology and broadening our Commerce Media capabilities across all channels. Key criteria for acquisitions include demonstrated revenue traction and a proven value proposition for clients and partners and ease of integration. We believe our entrepreneurial culture, growth opportunity, global scale, financial profile, strong brand and market position enable us to be an attractive acquirer.

•In August 2022, we closed the acquisition of IPONWEB, a market-leading AdTech company with world-class media trading capabilities, for $250 million comprised of a mix of cash and treasury shares of the Company, with an earn-out consideration of up to $100 million subject to certain financial and performance milestones. This strategic acquisition is expected to accelerate our Commerce Media Platform strategy by adding scale, complementary products, and stronger first-party data capabilities, further reducing our reliance on third-party cookies and other identifiers.
Drive Technology and Operations Excellence. We take a portfolio management approach to managing our business, organization and expense base: right-sizing or streamlining the parts of the business with stabilizing revenue in order to enable investments on the growing parts of our business into technology innovation and other strategic priorities. We intend to continue to invest in growing our business, while driving productivity and efficiency gains through operational excellence across the company and maintaining healthy profitability. We believe these investments will feed the long-term sustainable growth of Criteo. We intend to continue to make disciplined investments in our technology innovation and new product development, including in Retail Media, our first-party media network, customer acquisition and retention solutions, online video, Connected TV and Commerce Insights. We expect these investments to further strengthen our Commerce Media Platform. Driving operational excellence through the company to self-fund for our investments involves increasing automation and the scalability of our operations.
Infrastructure

Our ability to execute depends on our highly sophisticated global technology software and hardware infrastructure. As of December 31, 2022, our global infrastructure included approximately 45,000 servers through a global network of ten data centers, including one Hadoop cluster, that comprise to 3,000 servers hosting 800,000 processing cores, providing a storage capacity exceeding 280 petabytes and 1 petabyte of random-access memory. Our global infrastructure is divided into three independent geographic areas: Americas, Asia-Pacific and EMEA, and our services are delivered through one or more data centers that support each particular area. Within large areas, the data centers are strategically placed to be close to our clients, publishers and users. This provides the benefit of minimizing the impact of network latency within a particular geographic area, especially for time-constrained services such as RTB. In addition, we replicate data across multiple data centers to maximize availability and performance. We also generally seek to distribute workload across multiple locations to avoid overloads in our systems and increase reliability through redundancy. In addition, we consider sustainability factors as we evaluate our infrastructure footprint, including prioritizing resource efficiency and clean energy to operate sustainable data centers.

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

Our Clients

On the demand side for media activation, our diversified client base consists of more than 1,800 established brands and agencies, and more than 20,000 performance marketers, primarily in the retail, travel and classifieds verticals, and including some of the largest and most sophisticated commerce companies in the world.

On the supply side for media monetization, we power the Retail Media Networks of approximately 175 retailers, as media owners. We also partner with approximately 75% of the top 100 ComScore publishers in our largest markets.

As of December 31, 2022, we had a total of approximately 22,000 clients.
At the end 2022, approximately 67% of our client relationships were held directly with the client and the remaining 33% with advertising agencies or other third-parties on the Criteo Marketing Solutions side of the business, whereas 37% of our Criteo Retail Media revenue comes from agencies.

We believe our business is not substantially dependent on any particular client or group of clients. In 2022, 2021 and 2020, our largest client represented 7.7%, 7.0% and 3.5% of our revenue, respectively, and in 2022, 2021 and 2020, our largest 10 clients represented 17.8%, 16.6% and 13.7% of our revenue in the aggregate, respectively.

There is no group of clients under common control or clients that are affiliates of each other constituting an aggregate amount equal to 10% or more of our consolidated revenues, the loss of which would have a material adverse effect on Criteo.

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

Our client base is composed of two client categories: the Enterprise client category (large clients), and the Growth client category (midmarket clients). Each client category is serviced through a combination of direct and indirect approaches, including through brand agencies for the Enterprise category, and performance agencies and resellers for the Growth category.
Research and Development

We invest substantial resources in research and development to maintain our leading position in Commerce Media. Aside from the walled garden platform, we have the largest concentration of R&D talents in the AdTech industry. Our engineering group is primarily located in research and development centers in Paris, France, Grenoble, France and Ann Arbor, Michigan. With the acquisition of Iponweb, we also have expanded our R&D engineering centers to include Berlin, Germany, Limasol, Cyprus and Yerevan, Armenia. We expect to continue to expand capabilities of our technology in the future and to invest significantly in continued research and development and new solutions efforts. We had 990 employees primarily engaged in Research and Development and Product as of December 31, 2022. Research and development expenses, including expenses related to the Product group, totaled $187.6 million, $151.8 million and $132.5 million for 2022, 2021 and 2020, respectively.
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
As of December 31, 2022, we held 25 patents issued by the U.S. Patent and Trademark Office and various foreign counterparts, and had filed four non-provisional patent applications in the U.S. and Europe. We also own and use registered and unregistered trademarks on or in connection with our products and services in numerous jurisdictions. In addition, we have also registered numerous internet domain names.
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

In the U.S., at both the federal and state level, there are laws that govern activities such as the collection and use of data by companies like us. At the federal level, online advertising activities in the U.S. have primarily been subject to regulation by the Federal Trade Commission, or the FTC, which has regularly relied upon Section 5 of the Federal Trade Commission Act, or Section 5, to enforce against unfair and deceptive trade practices, including alleged violations of consumer privacy interests. Various states have also enacted legislation that governs these practices. For example, on September 27, 2013, the governor of California signed into law AB 370, an amendment to the California Online Privacy Protection Act of 2003, or CalOPPA. This amendment requires that we disclose in our privacy policy how we respond to web browser "do not track" signals. Our current privacy policy discloses that we do not respond to web browser "do not track" signals but that we do respond to opt-out requests made through our proprietary opt-out button or through industry opt-out platforms (namely Network Advertising Initiative and Digital Advertising Alliance). However, the U.S. privacy law framework may be subject to significant evolutions in the near future both at a federal and at a state level. At a federal level, lawmakers are currently considering the possibility of adopting a federal privacy law and a draft bill published in this regard in 2022 ("American Data Privacy and Protection Act"). In 2018, the State of California adopted the California Consumer Privacy Act, or the CCPA. The CCPA has been characterized as the first “GDPR-like” privacy statute to be enacted in the U.S. because its scope, and a number of the key provisions, resemble the GDPR. The CCPA establishes a new privacy framework for covered businesses by, among other requirements, creating an expanded definition of personal information, establishing new data privacy rights for consumers in the State of California, imposing special rules on the collection of personal data from minors, creating new notice obligations and new limits on the sale of personal information, and creating a new and potentially severe statutory damages framework for violations of the CCPA and for businesses that fail to implement reasonable security procedures and practices to prevent data breaches. As currently enacted, we and partners in our industry have been required to comply with these requirements since January 1, 2020, when the CCPA became effective. As with GDPR, the advertising technology marketplace may have to adapt to operating under the CCPA where it applies. Our advertising or publishing partners may impose new CCPA restrictions with which we must adapt and comply. In November 2020, the voters in California voted to pass the California Privacy Rights Act (“CPRA”), an Act that both amends and expands the scope of the CCPA. The CPRA became effective on January 1, 2023, with a look back period to January 1, 2022. The CPRA creates new criteria by which businesses can be regulated, expands the definition of “personal information” to more closely match Europe, a new audit requirement, and the creation of an agency to oversee enforcement of the CPRA. The CPRA also explicitly provides an opt-out right for cross-contextual behavioral advertising. We cannot predict the timing or outcome of this adaptation or the effect on our business. Adapting our business to the CCPA and the new requirements under the CPRA could involve substantial resources and expense, and may cause us to divert resources from other aspects of our business, all of which may adversely affect our business.
Other states in the U.S. are quickly adopting state enacted privacy laws. Virginia, Colorado and more recently, Connecticut and Utah passed consumer and privacy laws that differ slightly from the CCPA/CPRA. If other states follow suit, it could lead to a varied and complex regulatory landscape, which could result in material costs.

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

The E-Privacy Directive directs EU member states to ensure that accessing information on an Internet user’s computer, such as through a cookie and other similar technologies, is allowed only if the Internet user has been informed about such access and given his or her consent. A recent ruling by the Court of Justice of the European Union clarified that such consent must be reflected by an affirmative act of the user, and European regulators are increasingly agitating for more robust forms of consent. These developments result in ending reliance on implied consent mechanisms that have been used to meet requirements of the E-Privacy Directive in some markets. A replacement for the E-Privacy Directive is still under discussion by EU member states to complement and bring electronic communication services in line with the GDPR and force a harmonized approach across EU member states. It is possible that the proposed e-privacy regulation could further raise the bar for the use of cookies and the fines and penalties for breach could be significant.

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

Further, on October 1, 2020, the French data protection authority (Commission Nationale de l'Informatique et des Libertés, or CNIL) issued the final version of its guidelines on the use of cookies and other trackers and its final recommendations on modalities for obtaining users’ consent to store or read non-essential cookies and similar technologies on their devices. The recommendations provide that, when required, consent must be indicated by a clear and positive action of the data subject, such as by clicking on an “accept all” button on the first layer of the consent management platform. CNIL also noted that it should be as easy to refuse consent to the use of cookies as it is to accept consent, and an equivalent to the “refuse all” button should be present on the first layer of the consent management platform. Further, the ability to withdraw consent must be readily available at all times. Companies had until March 2021 to ensure compliance with these guidelines, and CNIL is still auditing many websites in France to verify if they comply with its guidelines.

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
Content Control and Brand Safety
Criteo strives to maintain a trusted advertising ecosystem aligned with the marketing goals and the brand requirements of our marketers and media owners alike. We have rigorous supply partner guidelines in place and we take a large variety of internal and external brand safety measures to ensure that the brand equity of our clients is protected. These measures include our partnership with industry recognized and MRC-accredited services from Oracle Advertising on web and Pixalate on app.
To protect our clients against invalid traffic (IVT), we have built advanced engine detection and filtration systems that will discard invalid bid requests, impressions and clicks, and we do not bill advertisers for the invalid traffic. We also leverage industry compliant blocklists from the Interactive Advertising Bureau (IAB) and Trustworthy Action Group (TAG) to filter out known sources of invalid traffic and we partner with industry recognized and MRC accredited service Pixalate to supplement our pre-bid and post-bid detection and filtration capabilities of IVT.

We are recognized for trust & safety and have been certified by the Trustworthy Accountability Group for Certification Against Fraud (CAF) and Brand Safety Certification (BSC) through an independent audit.

Government Regulation
Further to the laws and regulations governing privacy and data protection described above, we are subject to numerous domestic and foreign laws and regulations covering a wide variety of subject matters. New laws and regulations (or new interpretations of existing laws and regulations) may also impact our business. The costs of compliance with these laws and regulations are high and are likely to increase in the future and any failure on our part to comply with these laws may subject us to significant liabilities and other penalties. For additional information regarding a pending investigation into the Company's compliance with GDPR, please refer to Refer to Note 19, Commitments and Contingencies, in our audited consolidated financial statements included elsewhere in this Form 10-K.
Competition
We compete in the commerce media market and in the broader market for digital marketing and media monetization, primarily through Display Advertising. Our market is complex, rapidly evolving, highly competitive, still fragmented and yet rapidly consolidating. We face significant competition in this market, which we expect to intensify in the future, partially as a result of potential new entrants in our market, including but not limited to large well-established internet publishers and players, in particular as we continue to expand the breadth of the Criteo Commerce Media Platform. We currently compete with large, well-established companies, such as Amazon, Meta Platforms, Google, and Microsoft, pure play Demand-Side Platforms ("DSPs"), such as The Trade Desk, Viant Technology or Google's DV360, pure play Supply-Side Platforms (“SSPs”) such as Magnite, PubMatic or Google Ad Manager, and pure play retail SSPs such as Microsoft's PromoteIQ or Publicis' CitrusAd, that focus on monetizing retailers' media, as well as smaller, privately held companies. Potential competition could emerge from large enterprise marketing platforms, like Adobe Systems Inc. ("Adobe"), Oracle Corporation ("Oracle") and Salesforce.com, Inc. ("Salesforce"), or public and private companies specialized in the Marketing Technology ("MarTech") space. In addition, web browsers, and desktop and mobile operating systems developed by large software companies like Google and Apple Inc. ("Apple") can have a significant influence and impact on the way we operate.

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

Seasonality
Our client base consists primarily of companies in the Retail, Travel and Classifieds industries. In the digital Retail industry and the consumer brand verticals in particular, many businesses devote the largest portion of their advertising spend to the fourth quarter of the calendar year, to coincide with increased holiday spending by consumers. As a result, the concentration of advertising spend in the fourth quarter of the calendar year may be particularly pronounced. Our Retail clients typically conduct fewer advertising campaigns in the first and second quarters than they do in other quarters, while our Travel clients typically increase their travel campaigns in the first and third quarters and conduct fewer advertising campaigns in the second quarter. For Iponweb, the first and second quarters are seasonally low quarters in terms of Contribution ex-TAC, adjusted EBITDA and cash contribution, while the fourth quarter is the strongest quarter. As a result, our revenue tends to be seasonal in nature. If the seasonal fluctuations become more pronounced, our operating cash flows could fluctuate materially from period to period.

Employees and Human Capital Management
We have a demonstrated history of commitment to the well-being and success of our workforce, and our company is driven by our core values of “open, together and impactful”.
As of December 31, 2022, we had 3,716 employees. Our employees employed by French entities (1,053 employees) are represented by a labor union and employee representative bodies (works' council, employee delegates and a health and safety committee) and covered by collective bargaining agreements. We consider labor relations to be good and have not experienced any work stoppages, slowdowns or other serious labor problems that have materially impeded our business operations.
Our Board, with assistance from our Compensation Committee, has oversight of and periodically reviews the Company's strategies, initiatives and programs with respect to the Company's culture, talent recruitment, development and retention and employee engagement.
Talent Acquisition & Development
Attracting and retaining top talent is a key objective at Criteo. We are committed to offering an environment in which employees are ensured equal job opportunities and have a chance for advancement. As part of our transformation, we have undertaken a number of initiatives to enhance our employee value proposition and experience, very flexible working practices and the renovation of our main offices to offer attractive workplaces. Our compelling employee value proposition, attractive compensation packages and vibrant culture are instrumental in our ability to attract and retain talent.
Additionally, we strive to provide exceptional training opportunities and development programs for our employees. In 2022, over 45,924 training hours were delivered to our employees. To assess and improve employee retention and engagement, we periodically survey employees, and take action to address areas of employee concern. In 2022, we carried out 2 employee surveys, soliciting feedback on a wide range of topics including well-being, flexibility, and inclusion.
Diversity, Equity & Inclusion
As a global technology company, we believe that a diverse and inclusive culture is the cornerstone for driving creative collaboration and sustainable change across the industry. We are proud that our employees can be themselves at work and we value diversity in the workforce; as of December 31, 2022, 41% of our 3,716 employees are women. As stated in our Diversity, Equity and Inclusion policy, our mission is to sustain our focus on equity, and building stronger diversity through how we hire, develop, reward, and retain all talent at Criteo. We empower our employees to impact the industry, promoting diversity, equity, and inclusion in everything we do, delivering richer experiences for all. We are proud to have gender pay parity. Our efforts to foster a diverse and inclusive workplace are led by a dedicated Diversity, Equity and Inclusion leadership team who partner through the business and leverage our seven active Employees Resource Groups (“ERGs”) who engage with employees, support allyship and sponsorship to encourage community, networking and safe spaces for all diverse groups throughout Criteo. In 2022, 40% of our employees were involved in at least one of our seven ERGs. This work extends to our efforts to strengthen our inclusive culture and drive sustainable efforts that impact our environment and societal interests throughout and beyond Criteo.

Health, Safety and Wellness

Employee health, safety and wellness is a priority for Criteo. We devote time and effort across all of our locations to provide positive working conditions, work-life balance and a healthy office environment for our employees. The COVID-19 pandemic has helped us shape, define, and evolve our work model. We have built a flexible work approach for employees to be able to choose where they work best. We recognize and support employees with their work life integration and believe that flexibility is an essential element to remain engaged, efficient, and productive. We also believe in the importance of employee contribution and results, rather than focusing on where work is being completed.
Total Rewards
We are focused on offering competitive compensation and comprehensive benefit packages designed to meet the needs of our employees and reward their efforts and contributions. We seek coherence and fairness in total compensation with reference to external market comparisons, internal equity, and the relationship between management and non-management compensation. Our total compensation packages include base pay, performance-based incentives, long-term incentives such as equity awards, retirement plans, healthcare and other insurance benefits, paid time off, paid family leave, employee assistance and wellbeing programs among many others.
Financial Information about Segments and Regions
Prior to the third quarter of 2022, we managed our operations as two reportable segments. Beginning in the third quarter of 2022, and following our acquisition of Iponweb, we report our segment results as Marketing Solutions, Retail Media and Iponweb:

•Marketing Solutions allow commerce companies to address multiple marketing goals by engaging their consumers with personalized ads across the web, mobile and offline store environments.

•Retail Media allows retailers to generate advertising revenues from consumer brands, and/or to drive sales for themselves, by monetizing their data and audiences through personalized ads, either on their own digital property or on the open Internet, that address multiple marketing goals.

•Iponweb specializes in building real-time advertising technology and trading infrastructure, delivering advanced media buying, selling, and packaging capabilities for media owners, agencies, performance advertisers, and third-party AdTech platforms.
For information about revenues, and contribution ex-TAC of our reporting segments, please see our audited consolidated financial statements included elsewhere in this Form 10-K. For a breakdown of our revenue and non-current assets by region, please see Note 20 to our audited consolidated financial statements included elsewhere in this Form 10-K. For information regarding risks associated with our international operations, please refer to the section entitled "Risk Factors" in Item 1A of Part I in this Form 10-K.
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
Risks Related to Our Business and Industry
If we fail to innovate, enhance our brand, and adapt and respond effectively to rapidly changing technology, our offerings may become less competitive or obsolete. Our investments in new solutions and technologies to address new marketing goals for our clients are inherently risky and may not be successful.

Our industry and business are subject to rapid and frequent changes in technology, evolving client needs and the frequent introduction by our competitors of new and enhanced offerings. Our future success will depend on our ability to continuously enhance and improve our offerings to meet client needs, build our brand, scale our technology capabilities, add functionality to and improve the performance of the Criteo Commerce Media Platform, and address technological and industry advancements. If we are unable to enhance our solutions to meet market demand in a timely manner, we may not be able to maintain our existing clients or attract new clients, and our solutions may become less competitive or obsolete. Furthermore, brand promotion activities may not yield increased revenue sufficient to offset expenses or any increased revenue at all.

Our investments in our Commerce Media Platform and new technologies are inherently risky and may not be successful. Addressing broader marketing and monetization goals, in particular customer acquisition and brand awareness, is relatively new to us, and we have had to invest substantial resources to adapt our model, pricing and organization to support this expansion. It also implies investing in new advertising channels where we do not have a long or established track record of competing successfully. If we are not successful in expanding our solutions along broader marketing goals, our results of operations could be adversely affected. Furthermore, we believe that the importance of brand recognition will increase as competition in our market increases.

The market in which we participate is intensely competitive, and we may not be able to compete successfully with our current or future competitors.

The market for digital advertising solutions, including specifically retail media, is highly competitive and rapidly changing. New technologies and methods of buying advertising present a dynamic competitive challenge as market participants develop and offer multiple new products and services aimed at facilitating and/or capturing advertising spend. With the introduction of new technologies and the influx of new entrants to the market, including large established companies, smaller companies that we do not yet know about, or companies that do not yet exist, we expect competition to persist and intensify in the future, which could harm our ability to increase sales and maintain our profitability.

Large and established internet and technology companies may have the power to significantly change the very nature of the digital advertising marketplaces in ways that could materially disadvantage us. Some of these companies could leverage their positions to make changes to their web browsers, mobile operating systems, platforms, exchanges, networks or other solutions or services that could be significantly harmful to our business and results of operations. Some of these companies also have significantly larger resources than we do, and in many cases have advantageous competitive positions in popular products and services such as Amazon Advertising, Google Search, YouTube, Chrome, Meta Platforms, and Apple Search Ads, which they can use to their advantage. Furthermore, our competitors have invested substantial resources in innovation, which could lead to technological advancements that change the competitive dynamics of our business in ways that we may not be able to predict.

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

If this were to occur, our ability to place advertisements would be significantly impaired and our results of operations would be adversely affected. Some large advertisers, which could include our own clients, are increasingly developing retail media platforms and in-house advertising technologies, facilitated by self-service tools. Similarly, large enterprise marketing platforms could create tools that offer our clients additional opportunities to allocate advertising dollars to in-house campaigns. Competition could also hinder the success of new advertising solutions that we offer in the future.

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

The effective delivery of certain of our digital advertising solutions depends on the ability of Criteo AI Engine to predict the likelihood that a consumer will engage with any given internet display advertisement with a sufficient degree of accuracy so that our clients can achieve desirable returns on their advertising spend. We historically charged our clients primarily based on a cost-per-click pricing model, and our clients only paid us when a user engaged with the advertisement, usually by clicking on it. Although we have started evolving our pricing models alongside our broader suite of solutions, a large part of our revenue is still generated through cost-per-click pricing models or an equivalent.

Many of our agreements with clients are open-ended and often do not include a spending minimum. Similarly, our contracts with publishers generally do not include long-term obligations requiring them to make their inventory available to us over long periods of time. Therefore, we need to continuously deliver satisfactory results for our clients and publishers in order to maintain and increase revenue, which depends in part on the optimal functioning of Criteo AI Engine.

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
•    a loss of clients and publishers or a decrease in inventory purchased by clients;
•    fewer consumer visits to our client websites or mobile applications;
•    lower click-through rates or conversion rates;
•    lower profitability per impression, up to and including negative margins;
•    faulty inventory purchase decisions for which we may need to bear the cost;
•    lower return on advertising spend for our clients;
•    lower price for the advertising inventory we are able to offer to publishers;
•    delivery of advertisements that are less relevant or irrelevant to users;
•    refusals to pay, demands for refunds, loss of confidence, withdrawal of future business and potential liability for damages or regulatory inquiries or lawsuits; and
•    negative publicity or harm to our reputation.

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

In the European Union (the “EU”), the two main pillars of the data protection legal framework are the Directive on Privacy and Electronic Communications (E-Privacy Directive) and the GDPR. The E-Privacy Directive directs EU member states to ensure that accessing information on an Internet user’s computer, such as through a cookie and other similar technologies, is allowed only if the Internet user has been informed about such access and given his or her consent. A recent ruling by the Court of Justice of the EU clarified that such consent must be reflected by an affirmative act of the user in line with the requirements applicable to consent under the GDPR. These developments result in ending reliance on implied consent mechanisms that have been used to meet requirements of the E-Privacy Directive in some markets. A replacement by an E-Privacy Regulation for the E-Privacy Directive is still under discussion by EU member states to align it to the GDPR and force a harmonized approach across EU member states. It is possible that the proposed E-Privacy Regulation could further impede the use of cookies. However, the advancement of the legislative process for the adoption of the E-Privacy Regulation remains quite uncertain.

Under GDPR, data protection authorities have the power to impose administrative fines of up to a maximum of €20 million or 4% of the data controller’s or data processor’s total worldwide turnover of the preceding financial year. Similar sanctions would be applicable under the E-Privacy Regulation to cookie consent.

Further, on October 1, 2020, the French data protection authority (Commission Nationale de l'Informatique et des Libertés, or "CNIL") issued the final version of its guidelines on the use of cookies and other trackers and its final recommendations on modalities for obtaining users’ consent to store or read non-essential cookies and similar technologies on their devices. The recommendations provide that, when required, consent must be indicated by a clear and positive action of the data subject, such as by clicking on an “accept all” button on the first layer of the consent management platform. CNIL also noted that it should be as easy to refuse consent to the use of cookies as it is to accept consent, and an equivalent “refuse all” button should be present on the first layer of the consent management platform. Further, the ability to withdraw consent must be readily available at all times. Companies had until March 2021 to ensure compliance with these guidelines. CNIL has launched investigations and sanctioned companies for lack of compliance with its guidelines on cookies. The European Center for Digital Rights (NOYB) has also filed several complaints with data protection authorities for failure to comply with GDPR requirements.

In January 2020, CNIL opened a formal investigation into Criteo in response to a November 2018 complaint filed by Privacy International. CNIL’s investigation also covers another complaint against Criteo received in December 2018 by CNIL from NOYB.
On August 3, 2022, the assigned investigator (rapporteur) issued a report that claimed certain GDPR violations. The report includes a proposed financial sanction against the Company of €60.0 million ($63.9 million). A final decision on resolution and potential financial penalties would likely not occur until mid-2023. Refer to Note 19. Commitments and Contingencies for more information.

In 2018, the State of California adopted the California Consumer Privacy Act of 2018 (the “CCPA”). The CCPA has been characterized as the first “GDPR-like” privacy statute to be enacted in the U.S. because its scope, and a number of the key provisions, resemble GDPR. The CCPA establishes a new privacy framework for covered businesses by, among other requirements, creating an expanded definition of personal information, establishing new data privacy rights for consumers in California, imposing special rules on the collection of personal data from minors, creating new notice obligations and new limits on the sale of personal information, and creating a new and potentially severe statutory damages framework for violations of the CCPA and for businesses that fail to implement reasonable security procedures and practices to prevent data breaches. As currently enacted, we and partners in our industry have been required to comply with these requirements since January 1, 2020, when the CCPA became effective. As with GDPR, the advertising technology marketplace may have to adapt to operating under the CCPA where it applies. Our advertising or publishing partners may impose new CCPA restrictions with which we must adapt and comply. In November 2020, voters in California voted to pass the California Privacy Rights Act (“CPRA”), which both amends and expands the scope of the CCPA. The CPRA became effective on January 1, 2023, with a look back period to January 1, 2022. The CPRA creates new criteria by which businesses can be regulated, expands the definition of “personal information” to more closely match European regulations, a new audit requirement, and the creation of an agency to oversee enforcement of the CPRA. The CPRA also explicitly provides an opt-out right for cross-contextual behavioral advertising. We cannot predict the timing or outcome of this adaptation or the effect on our business. Adapting our business to the CCPA and the new requirements and regulations under the CPRA could involve substantial resources and expense, and may cause us to divert resources from other aspects of our business, all of which may adversely affect our business.

In addition, other states in the U.S. are quickly adopting state enacted privacy laws. Virginia, Colorado and more recently, Connecticut and Utah passed consumer and privacy laws that differ slightly from the CCPA/CPRA. If other states follow suit, it could lead to a varied and complex regulatory landscape, which could result in material costs.

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

A large part of our revenue, in particular in our Criteo Marketing Solutions offering, is derived from placing advertisements on publisher digital properties that we do not own. As a result, we do not own or control the advertising inventory upon which our business depends. We currently access advertising inventory through various channels, including through direct relationships with publishers, supply side platforms and other platforms that aggregate advertising inventory, as well as large retailers..

Since advertising inventory available within walled-garden publisher environments tends to grow faster than other advertising inventory available on the market, general access or growth of our access to advertising inventory may be limited. In addition, industry or technological changes may affect our access to inventory or the price we pay for inventory.

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

Our business has recently undergone, and continues to undergo, a significant transformation, partially in response to major changes in the advertising technology industry driven by, but not limited to, regulations such as GDPR and restrictions on data collection and use, including those implemented by large technology companies. The components of our transformation include diversification of our services as we shift away from third-party cookies, focus on growth and investment, and certain organization adjustments and cost optimization opportunities. Our future performance and growth depend on the success of this transformation and our new business strategies, including our management team’s ability to successfully implement them.

Our ongoing transformation has resulted, and may continue to result, in changes to business priorities and operations, capital allocation priorities, operational and organizational structure, and increased demands on management. Such changes could result in short-term and one-time costs, lost customers, reduced sales volume, higher than expected restructuring costs, loss of key personnel and other negative impacts on our business. We may also become subject to the risks of workforce dissatisfaction, negative publicity and business disruption in connection with these initiatives.

Completion of our business transformation may take longer than anticipated, and, once implemented, we may not realize, in full or in part, the anticipated benefits or the realization of such benefits may be delayed. The failure to realize benefits or savings, which may be due to our inability to execute plans, delays in the implementation of the transformation and our product roadmap, global or local economic conditions, competition, changes in the advertising technology industry and the other risks described herein, could have a material adverse effect on our business, financial condition and results of operations, as well as the trading price of our securities.

Our business depends on our ability to maintain the quality of content for our clients and publishers.

Our clients’ satisfaction depends on our ability to place advertisements with publisher content that is well-suited to the client’s product or service. If we are unable to keep our clients’ advertisements from being placed in unlawful or inappropriate content, our reputation and business may suffer. In particular, we could be treated as a spammer and blocked by internet service providers or regulators. In addition, if we place advertisements on websites containing content that is not permitted under the terms of the applicable agreements with a client, we may be unable to charge the client for impressions or clicks generated on those sites, the client may terminate their campaign, the client may require us to indemnify them for any resulting third party claims, or the client may allege breach of contract. Further, our publishers and exchange partners rely upon us not to place advertisements with inappropriate or unlawful content on their websites. As we grow our business to serve a larger number of clients using self-service tools with less intervention by us, it could become more challenging to train and support such clients to use such tools and to prevent inappropriate or unlawful advertisements from being shown. If we are unable to maintain the quality of our client and publisher content as the number of clients and publishers we work with continues to grow, our reputation and business may suffer and we may not be able to retain or secure additional clients or publisher relationships.

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

Any acquisition or investment may require us to use significant amounts of cash, incur debt, issue potentially dilutive equity securities or incur contingent liabilities or amortization of expenses, or impairment of goodwill and/or purchased long-lived assets, and restructuring charges, any of which could harm our financial condition or results. The Company has incurred and will incur significant transaction and acquisition-related costs in connection with its acquisitions, including legal, accounting, financial advisory, regulatory and other expenses. The payment of such transaction costs could have an adverse effect on our financial condition, results of operations or cash flows. In addition, acquisitions, including our recent acquisitions such as the IPONWEB Acquisition, involve numerous risks, any of which could harm our business, including:
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

We will incur direct and indirect costs as a result of the acquisition of the business of IPONWEB Holding Limited. We may not realize the growth opportunities that are anticipated from the acquisition as we may experience difficulties in integrating IPONWEB’s business with ours.

We have substantial client concentration in certain local markets and solutions, with a limited number of clients accounting for a substantial portion of our revenues in those areas.

Although our overall customer base is well-diversified, with our largest 10 clients only representing 17.8% of our revenue in the aggregate in 2022, in certain of our local markets and specific solutions we derive a substantial portion of revenues from a limited number of clients. We cannot predict the future level of demand for our services and products that will be generated by these clients. In addition, revenues from these clients may fluctuate from time to time. Further, some of our contracts with these clients may permit them to terminate use of our products at any time (subject to notice and certain other provisions). If we fail to retain any of these clients and any of these clients terminate or reduce use of our products, our revenues within local markets or specific solutions may be negatively impacted.

Our international operations and expansion expose us to several risks.

As of December 31, 2022, we had a direct operating presence through 27 offices located in 18 countries and did business in 94 countries. Our current global operations and future initiatives involve a variety of risks, including:
•    operational and execution risk, including localization of the product interface and systems, translation into foreign languages, adaptation for local practices, adequate coordination of timing to onboard local clients and publishers, difficulty of maintaining our corporate culture, challenges inherent to hiring and efficiently managing employees over large geographic distances, and the increasing complexity of the organizational structure required to support expansion and operations into multiple geographies and regulatory systems;
•    insufficient, or insufficiently coordinated, demand for and supply of advertising inventory in specific geographic markets processed through Criteo AI Engine, which could impair its ability to accurately predict user engagement in that market;
•    compliance with (and liability for failure to comply with) applicable local laws and regulations, including, among other things, laws and regulations with respect to data protection and user privacy, data use, tax and withholding, labor regulations, anti-corruption, environment, consumer protection, economic sanctions (including those resulting from the conflict between Russia and Ukraine), public health crises (including the COVID-19 pandemic), spam and content, which laws and regulations may be inconsistent across jurisdictions;
•    intensity of local competition for digital advertising budgets and internet display inventory;
•    changes in a specific country’s or region’s political or economic conditions, including as a result of the ongoing conflict between Russia and Ukraine;

•    risks related to tariffs and trade barriers, pricing structure, payment and currency, including aligning our pricing model and payment terms with local norms, higher levels of credit risk and payment fraud, difficulties in invoicing and collecting in foreign currencies and associated foreign currency exposure, restrictions on foreign ownership and investments, and difficulties in repatriating or transferring funds from or converting currencies; and
•    limited or unfavorable intellectual property protection;

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

The current conflict between Russia and Ukraine may also have the effect of heightening many other risks disclosed in our public filings, any of which could materially and adversely affect our business and results of operations. Such risks include, but are not limited to: adverse effects on global macroeconomic conditions, including increases in inflation; regional instability and geopolitical shifts; supply chain disruption; increased exposure to cyberattacks; limitations in our ability to implement and execute our business strategy, including our completed acquisition of the Iponweb business; risks to employees and contractors that we have in the region; and exposure to foreign currency fluctuations.

We face intense competition for employee talent, and if we do not retain and continue to attract highly skilled talent or retain our senior management team and other key employees, we may not be able to achieve our business objectives.

Our future success depends on our ability to continue to attract, hire, retain and motivate highly skilled employees, particularly AI experts, software engineers, product managers and other employees with the technical skills that enable us to deliver effective advertising solutions. Competition for diverse, experienced and highly skilled employees in our industry is intense, in particular in the fields of AI and data science, and we expect certain of our key competitors, who generally are larger than us and have access to more substantial resources, to pursue top talent on a global basis.

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

In addition, we believe that our corporate culture fosters teamwork, impactful results and an open environment. As our organization evolves and continues to adapt to a flexible remote working environment we may need to implement more complex organizational management structures or adapt our corporate culture and work environments to meet changing circumstances, such as during times of a natural disaster or adverse public health development or outbreak of contagious disease (including the COVID-19 pandemic).

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
•    design solutions that are attractive to businesses in such verticals;
•    work with clients in new industry verticals through the advertising agencies that manage their advertising budgets;
•    hire personnel with relevant industry vertical experience to lead sales and product teams;
•    provide high returns on advertising spend in such industries and maintain such high returns on advertising spend at scale; and
•    transparently measure the performance of such advertising spend based on clear, measurable metrics.

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

As we market our solutions, we may increasingly need advertising agencies to work with us in assisting businesses in planning and purchasing for broader marketing goals. In the last quarter of 2022, 37% of Criteo Retail Media’s gross media spend and 33% of Criteo Marketing Solutions’ gross media spend relied on advertising agencies.

Overall, we believe that accessing broader advertising budgets by partnering with advertising agencies represents a significant incremental business opportunity for us, though it also may involve significant risks. For example, if we have an unsuccessful engagement with an advertising agency on a particular advertising campaign, we risk losing the ability to work not only for the client for whom the campaign was run, but also for other clients represented by that agency. Further, if our business evolves such that we are increasingly working through advertising agency intermediaries, we would have less of a direct relationship with our clients. This may drive our clients to attribute the value we provide to the advertising agency rather than to us, further limiting our ability to develop long-term relationships directly with our clients. Additionally, our clients may move from one advertising agency to another, and, accordingly, even if we have a positive relationship with an advertising agency, we may lose the underlying client’s business when the client switches to a new agency.

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

Our business, including our global operations and sales, faces risks and negative impacts related to public health developments, such as the COVID-19 pandemic.

We face various risks related to public health developments and outbreaks of contagious disease. Any outbreak of contagious diseases, and other adverse public health developments, could have a material adverse effect on the business of our customers and partners and on our business operations. The COVID-19 pandemic created volatility, uncertainty and economic disruption to global society, economics, financial markets and business practices. Pandemics may impact our business operations and financial position, as well as our employees, clients, partners and communities.

To the extent any public health development or outbreak adversely impacts our business, operations and financial results, it may also result in heightening the other risks described in “Item 1A. Risk Factors” and elsewhere in this Form 10-K.

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

We may decide to broaden the spectrum of our advertising channels further, including recently into Connected TV and Digital Out of Home, if we believe that doing so would significantly increase the value we can offer to clients. However, any future attempts to enter new advertising channels may not be successful.

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
•    integrate newly developed or acquired advertising channels into our pricing and measurement models, with a clear and measurable performance attribution mechanism that works across all channels, and is consistent with our privacy standards;
•    achieve client performance levels through the new advertising channels that are similar to those delivered through existing advertising channels, and are not dilutive to the overall client performance;
•    identify and establish acceptable business arrangements with inventory partners and platforms to access inventories in sufficient quality and quantity for these new advertising channels;
•    maintain our gross margin at a consistent level upon entering one or more additional advertising marketing channels;
•    compete with new market participants active in these additional advertising channels; and
•    attract and retain key personnel with relevant technology and product expertise to lead the integration of additional advertising channels onto our platform, and sales and operations teams to sell and integrate additional advertising channels.

Any decrease in the use of current advertising channels, whether due to clients losing confidence in the value or effectiveness of such channels, regulatory or technology restrictions or if we are unable to successfully adapt our solutions to additional advertising channels and effectively market such offerings to our existing and prospective clients, or if we are unable to maintain our pricing and measurement models in these additional advertising channels, may prevent us from achieving our growth or business objectives.

We operate in a rapidly evolving industry, which makes it difficult to evaluate our future prospects and may increase the risk that we will not be successful. Our historical growth rates may not be indicative of our future growth, and we may have difficulty sustaining profitability.

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
•    maintain the breadth of our media owner network and attract new publishers and media owners, including large retailers, publishers of web content, mobile applications and video and social games, in order to grow the volume and breadth of advertising inventory available to us;
•    broaden our solutions portfolio to include additional marketing and monetization goals (including discovery and choice) for commerce companies and consumer brands across the open Internet, including web, apps and stores;
•    adapt our offering to meet evolving needs of businesses, including to address market trends such as (i) the continued migration of consumers from desktop to mobile and from websites to mobile applications, (ii) the increasing percentage of sales that involve multiple digital devices, (iii) the increasing retailer adoption of retail media monetization solutions, (iv) the growing adoption by consumers of “ad-blocking” software on web browsers on desktop and/or on mobile devices and use or consumption by consumers of advertising-free services, (v) changes in the marketplace for and supply of advertising inventory, including the shift toward header bidding, (vi) changes in the overall ecosystem resulting in signal loss and (vii) changes in consumer acceptance of tracking technologies for targeted or behavioral advertising purposes;
•    maintain and increase our access to data necessary for the performance of Criteo AI Engine;
•    continuously improve the algorithms underlying Criteo AI Engine and apply state-of-the-art machine learning approaches and hardware; and
•    continue to adapt to a changing regulatory landscape governing data use, data protection and privacy matters.

We also anticipate continuing to invest in our business to increase the scale of our Commerce Media Platform and expand our operations. In particular, we plan to continue to focus on maximizing our Contribution ex-TAC, as we believe this focus fortifies a number of our competitive strengths. Our focus on maximizing Contribution ex-TAC on an absolute basis may have an adverse impact on our gross margin and we cannot be certain that this strategy will be successful or result in increased liquidity or long-term value for our shareholders.

We derive a significant portion of our revenue from companies in the retail, travel and classified industries, and any downturn in these industries or any changes in regulations affecting these industries could harm our business.

A significant portion of our revenue is derived from companies in the Retail, Travel and Classifieds industries. For example, in 2022, 2021, 2020 and 2019, 78.5%, 78.1%, 75.6% and 68.9%, respectively, of our combined revenue for Criteo Marketing Solutions was derived from advertisements placed for Retail commerce businesses. Any downturn or increased competitive pressure in any of our core industries, or other industries we may target in the future, may cause our clients to reduce their spending with us, or delay or cancel their advertising campaigns with us.

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
•    lengthy implementation cycles resulting in substantial expenses incurred without any guarantee of revenue generation;
•    demand for our offering and the size, scope and timing of digital advertising campaigns;
•    for certain parts of our business, the relative lack of long-term agreements with our clients and publishers;
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
•    consumers’ response to our clients’ advertisements, to online advertising in general and to tracking technologies for targeted or behavioral advertising purposes;
•    our ability to control costs, including our operating expenses;
•    network outages, errors in our technology or security breaches and any associated expense and collateral effects;
•    foreign currency exchange rate fluctuations, as some of our foreign sales and costs are denominated in their local currencies;
•    failure to successfully manage or integrate any acquisitions; and
•    general economic and political conditions in our domestic and international markets, including public health crises (such as the COVID-19 pandemic) and geopolitical conflicts (such as the conflict between Russia and Ukraine).

As a result, we may have a limited ability to forecast future revenue and expenses, and our results of operations may from time to time fall below our estimates or the expectations of public market analysts and investors.

Risks Related to Data Privacy, Intellectual Property and Cybersecurity

Our ability to generate revenue depends on our collection of significant amounts of data from various sources, which may be restricted by consumer choice, clients, publishers, browsers or other software, changes in technology, and new developments in laws, regulations and industry standards.

Our ability to optimize the delivery of internet advertisements for our clients depends on our ability to successfully leverage data, including data that we collect from our clients, data we receive from our publisher partners and third parties, and data from our own operating history. Using cookies and non-cookie based mechanisms, such as hashed emails, hashed customer log-ins, mobile phone numbers or mobile advertising identifiers, we collect information about the interactions of users with our clients’ and publishers’ digital properties (including, for example, information about the placement of advertisements and users’ shopping or other interactions with our clients’ websites or advertisements). Our ability to successfully leverage such data depends on our continued ability to access and use such data, which could be restricted by a number of factors, including consumer choices, restrictions imposed by counterparties (such as clients, supply sources and publishers, who may also compete with us for advertising spend and inventory), web browser developers or other software developers, changes in technology, including changes in web browser technology, increased visibility of consent or “do not track” mechanisms or “ad-blocking” software, the emergence of new opt-out signals such as “Global Privacy Control” and “Global Privacy Platform”, and new developments in, or new interpretations of, laws, regulations and industry standards. These types of restrictions could materially impair the results of our operations.

Web browser developers, such as Apple, Mozilla Foundation, Microsoft or Google, have implemented or may implement changes in browser or device functionality that impair our ability to understand the preferences of consumers, including by limiting the use of third-party cookies or other tracking technologies or data indicating or predicting consumer preferences. Today, four major web browsers — Apple’s Safari, Mozilla’s Firefox, Microsoft’s Edge, and Samsung Internet Browser — block third party cookies by default. Internet users can also delete cookies from their computers at any time. In January 2020, Google announced that it plans to phase out support for third-party cookies in Chrome, which has since been delayed until the second half of 2024. Google controls more than 60% of the browser market and has an even more dominant position in the digital advertising market. These web browser developers have significant resources at their disposal and command substantial market share, and any restrictions they impose could foreclose our ability to understand the preferences of a substantial number of consumers. Although we are actively in the process of moving our business away from third-party cookies towards relying more on first-party data-based identifiers, if we are blocked from serving advertisements to a significant portion of internet users, our business could suffer and our results of operations could be harmed.

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
•    the failure of our, or our clients’, network, hardware, or software systems;
•    our inability to grow our client and publisher base in new industry verticals and geographic markets in order to obtain the critical mass of data necessary for Criteo AI Engine to perform optimally in such new industry verticals or geographic markets;
•    malicious traffic (such as non-human traffic) that introduces “noise” in the information that we collect from clients and publishers; and
•    interruptions, failures or defects in our data collection, mining, analysis and storage systems, including due to our reliance on external third-party providers for cloud computing services and data center hosting services, in a competitive market subject to close legal and regulatory scrutiny.

Any of the above described limitations could also harm our business and adversely impact our future results of operations.

Third parties may implement technical restrictions that impede our access to data and revenue opportunities upon which we rely, which could materially impact our business and results of operations.

A substantial portion of the data we rely on comes from our publisher partners and other third parties, including advertising exchange platforms (including supply-side platforms, or “SSPs”, such as Google’s Ad Manager). Similarly, we rely on our publisher partners, advertising exchange platforms and other third parties for opportunities to serve advertisements through which we generate our revenue. Our ability to successfully leverage such data and successfully generate revenue from such opportunities could be impacted by restrictions imposed by or on our publisher partners or other third parties, including restrictions on our ability to use or read cookies or other tracking features or our ability to use real-time bidding networks or other bidding networks.

For example, in light of GDPR, some SSPs imposed restrictions on our ability to bid on opportunities to serve ads. Third-party publishers are responsible under GDPR for gathering necessary user consents and indicating to SSPs that Criteo has been approved by the applicable users. As part of their efforts to comply with their understanding of the requirements of GDPR, which are subject to interpretation, certain SSPs that run advertising exchanges have required actions from such third party publishers with respect to such consents that appear stricter than regulations require. Similarly, SSPs and other relevant third parties may take similar actions in response to any new legislation or regulatory developments or interpretations in the future, in response to perceived user preferences, or for other reasons.

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

Sustained or repeated system failures of our, or our third-party providers’, software or hardware infrastructures (such as massive and sustained data center or cloud service provider outages), which interrupt our ability to deliver advertisements quickly and accurately, our ability to serve and track advertisements, our ability to process consumers’ responses to those advertisements or otherwise disrupt our internal operations, could significantly reduce the attractiveness of our offering to clients and publishers, reduce our revenue or otherwise negatively impact our financial situation, impair our reputation and subject us to significant liability.

Additionally, if, for any reason, our arrangement with one or more data centers or cloud providers is terminated, we could experience difficulties and additional expense in arranging for new facilities and support, particularly given the current competitive nature of the data centers market at a worldwide scale, which involves high demands, low offers and strong pressure from providers to increase prices and diversify their client base. Any steps we take to ensure business continuity and increase the security, reliability and redundancy of our systems supporting the Criteo technology or operations may be expensive and may not be successful in preventing system failures. Similarly, advancements in machine learning approaches and other technology may require us to upgrade or replace essential hardware (such as graphics processing units), which could involve substantial resources and could be difficult to implement.

In addition, while we seek to maintain excess capacity to facilitate the rapid provision of new client deployments and the expansion of existing client deployments, we may need to increase data center hosting capacity, bandwidth, storage, power or other elements of our system architecture and our infrastructure as our client base and/or our traffic continues to grow. The expansion and improvement of our systems and infrastructure may require us to commit substantial financial, operational and technical resources, with no assurance that the providers will honor such requests or that our business will increase. Our existing systems may not be able to scale up in a manner satisfactory to our existing or prospective clients, and may not be adequately designed with the necessary reliability and redundancy of certain critical portions of our infrastructure to avoid performance delays or outages that could be harmful to our business. Our failure to continuously upgrade or increase the reliability and redundancy of our infrastructure to meet the demands of a growing base of global clients and publishers could adversely affect the functioning and performance of our technology and could in turn affect our results of operations.

Finally, our systems and the systems of our third-party providers are vulnerable to damage and increased costs from a variety of sources, some of which are outside of our control, including telecommunications failures, natural disasters, terrorism, power outages, a variety of other possible outages affecting data centers, increases in the price of energy needed to power and cool data centers, a decision to close any data center or the facilities of any other third-party provider without adequate notice, and malicious human acts, including hacking, computer viruses, malware/ransomware and other security breaches. Techniques used to obtain unauthorized access or to sabotage systems change frequently and generally are not recognized until launched against a target. As a result, we may be unable to anticipate some of these techniques or to implement adequate preventive measures.

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

Our business involves the use, storage and transmission of confidential consumer, client and publisher information and personal data, including certain purchaser data, as well as proprietary software and financial, employee and operational information. Security breaches could expose us to unauthorized disclosure of this information, litigation and possible liability, as well as damage to our relationships with our clients and publishers. If our security measures are breached as a result of third-party action, employee or contractor error, malfeasance or otherwise and, as a result, someone obtains unauthorized access to such data, our reputation could be damaged, our business may suffer and we could incur significant liability.

Our industry is prone to cyber-attacks by third parties seeking unauthorized access to our data or users’ data or to disrupt our ability to provide services. As a result of our prominence, the size of our user base, and the types and volume of personal data on our systems, we believe that we are a particularly attractive target for such breaches and attacks. Any failure to prevent or mitigate security breaches and improper access to or disclosure of our data or user data, including personal information, trade secrets and intellectual property, or information from marketers, could result in the loss or misuse of such data, which could harm our business and reputation and diminish our competitive position. In addition, computer malware/ransomware, viruses, unauthorized access or system compromises and hacking by sophisticated actors, including potential attacks from nation-state actors, have become more prevalent in our industry. Our products embed open source software. There may be vulnerabilities in open source software that may make our products susceptible to cyberattacks. Security incidents have occurred on our systems in the past, and will likely occur on our systems in the future.

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

Cyber-attacks continue to constantly evolve in sophistication and volume, and inherently may be difficult to anticipate and detect for long periods of time. Although we have developed systems and processes that are designed to protect data, and to prevent or detect security breaches, such measures have not provided, and cannot be expected to provide, absolute security, and we may incur significant costs in protecting against and remediating cyber-attacks. We may also have to expend considerable resources on determining the nature and extent of such attacks.

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

Additionally, third parties may attempt to fraudulently induce employees, consumers, our clients, our publishers or third-party providers into disclosing sensitive information such as user names, passwords or other information in order to gain access to our data, our clients’ data or our publishers’ data, which could result in significant legal and financial exposure and a loss of confidence in the security of our offering and, ultimately, harm to our future business prospects. A party who is able to compromise the security of our facilities, including our data centers or office facilities, or any device, such as a smartphone or laptop, connected to our systems could misappropriate our, our clients’, our publishers’ or consumers’ proprietary information, or cause interruptions or malfunctions in our operations or those of our clients and/or publishers. We have expended significant resources to protect against such threats and to alleviate problems caused by breaches in security and may have to expend additional resources for such purposes in the future. Our errors and omissions insurance may be inadequate or may not be available in the future on acceptable terms, or at all. In addition, our policy may not cover any claim against us for loss of data or other indirect or consequential damages and defending a suit, regardless of its merit, could be costly and divert management’s attention.

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

Breaches of the security of our information system, our third-party providers’ information system or other IT resources could also result in the exposure of our proprietary information. Additionally, our trade secrets may be independently developed by competitors. We cannot be certain that the steps we have taken to protect our trade secrets and proprietary information will prevent unauthorized use or reverse engineering of our trade secrets or proprietary information.

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

The online and mobile advertising industries are characterized by the existence of large numbers of patents, copyrights, trademarks, trade secrets and other intellectual property and proprietary rights. Our success depends, in part, upon non-infringement of intellectual property rights owned by others and being able to resolve claims of intellectual property infringement or misappropriation without major financial expenditures or adverse consequences. From time to time, we may be the subject of claims that our services, solutions and underlying technology infringe or violate the intellectual property rights of others, particularly as we expand the scope and complexity of our business.

Regardless of whether claims that we are infringing trademarks, patents or other intellectual property rights have any merit, these claims are time-consuming and costly to evaluate and defend, and the outcome of any litigation is inherently uncertain. Some of our competitors have substantially greater resources than we do and are able to sustain the costs of complex intellectual property litigation to a greater degree and for longer periods of time than we could. Claims that we are infringing trademarks, patents or other intellectual property rights could subject us to significant liabilities for monetary damages, interfere with or delay our development, commercialization or provision of our offerings on acceptable terms, harm our reputation or require us to make technology or branding changes to our offerings.

In addition, we may be exposed to claims that the content contained in advertising campaigns violates the intellectual property or other rights of third parties and although we may have the right of recourse, this may be difficult or costly to enforce. Such claims could be made directly against us or against the advertising agencies we work with, and media networks and exchanges and publishers from whom we purchase advertising inventory.

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

Risks Related to Ownership of Our Shares and the ADSs and the Trading of the ADSs

The market price for the ADSs has been and may continue to be volatile or may decline regardless of our operating performance.

The trading price of the ADSs has significantly fluctuated, and is likely to continue to fluctuate, substantially. The trading price of the ADSs depends on a number of factors, including those described in this “Risk Factors” section, many of which are beyond our control and may not be related to our operating performance. Since the ADSs were sold at our initial public offering in October 2013 at a price of $31.00 per share, the price per ADS has ranged as low as $5.89 and as high as $60.95 through December 31, 2022. The market price of the ADSs has fluctuated and may fluctuate significantly in response to numerous factors, many of which are beyond our control, including:

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
•    investor sentiment with respect to our competitors, business partners or industry in general;
•    price and volume fluctuations in the overall stock market, including as a result of trends in the economy as a whole;
•    additional ADSs being sold into the market by us or the Company’s insiders;
•    media coverage of our business and financial performance;
•    developments in anticipated or new legislation or new or pending lawsuits or regulatory actions;
•    other events or factors, including those resulting from economic recessions, natural disasters or weather events, cyberattacks, pandemics (including the COVID-19 pandemic), war (including the ongoing conflict between Russia and Ukraine), incidents of terrorism or other catastrophic events or responses to these events; and
•    any other risks identified in this Form 10-K.

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

We currently have a senior unsecured revolving credit facility under which we may borrow up to €407 million (or its equivalent in U.S. dollars) for general corporate purposes, including the funding of business combinations (the "General RCF"). Maturity of this facility is in September 2027. While we anticipate that our existing cash and cash equivalents and short-term investments will be sufficient to fund our operations for at least the next 12 months, we may need to raise additional capital to fund operations in the future or to finance acquisitions. If adequate funds are not available on acceptable terms, we may be unable to fund the expansion of our research and development and sales and marketing efforts, increase working capital, take advantage of acquisition or other opportunities, or adequately respond to competitive pressures which could seriously harm our business and results of operations.

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

We have never declared or paid any cash dividends on our ordinary shares and do not currently intend to do so for the foreseeable future. We currently intend to invest our future earnings, if any, to fund our growth, both organic and inorganic. In addition, we have used a portion of our available liquidity to repurchase our shares in the past (such repurchases being limited as per French law in scope (employee incentive purposes or external growth purposes only) and in amount (notably the Company cannot hold more than 10% of its share capital at any time)), and may continue to do so from time to time in the future.

In addition, to the extent any dividends are paid in the future, under French law, payment of such dividends may subject us to additional taxes, and the determination of whether we have been sufficiently profitable to pay dividends is made on the basis of our statutory financial statements prepared and presented in accordance with accounting principles generally accepted in France. Therefore, we may be more restricted in our ability to declare dividends than companies not based in France. Please see the section entitled “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities-Taxation-French Tax Consequences” in Item 5 of Part II in this Form 10-K for further details on such taxes and limitations.

Finally, exchange rate fluctuations may affect the amount of euros that we are able to distribute, and the amount in U.S. dollars that our shareholders receive upon the payment of cash dividends or other distributions we declare and pay in euros, if any. These factors could harm the value of ADSs, and, in turn, the U.S. dollar proceeds that holders receive from the sale of ADSs.

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

The credit agreement for the General RCF contains, and documents governing our future indebtedness may contain, numerous covenants that limit the discretion of management with respect to certain business matters. These covenants place restrictions on, among other things, our ability and the ability of our subsidiaries to incur or guarantee additional indebtedness, pay dividends, sell certain assets or engage in mergers and acquisitions, and create liens. Our credit agreement also requires, and documents governing our future indebtedness may require, us or our subsidiaries to meet certain financial ratios and tests. To the extent we draw on the General RCF or incur new debt, the debt holders have rights senior to shareholders to make claims on our assets.

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
•    under French law, certain investments in any entity governed by a French law relating to certain strategic industries and activities (such as data processing, transmission or storage activities) by individuals or entities not French, not resident in France or controlled by entities not French or not resident in France are subject to prior authorization of the Minister of Economy (see the section entitled "Exchange Controls & Ownership by Non-French Residents" in Item 5 to Part II in this Form 10-K);
•    provisions of French law allowing the owner of 90% of the share capital or voting rights of a public company to force out the minority shareholders following a tender offer made to all shareholders are only applicable to companies listed on a stock exchange of the EU and will therefore not be applicable to us;
•    a merger (i.e., in a French law context, a stock-for-stock exchange following which our Company would be dissolved into the acquiring entity and our shareholders would become shareholders of the acquiring entity) of our Company into a company incorporated outside of the EU would require the unanimous approval of our shareholders;
•    a merger of our Company into a company incorporated in the EU would require the approval of our board of directors as well as a two-thirds majority of the votes held by the shareholders present, represented by proxy or voting by mail at the relevant extraordinary shareholders' meeting;
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

For example, in the performance of its duties, our board of directors is required by French law to consider the interests of our Company while taking into consideration its social and environmental challenges, its shareholders, its employees and other stakeholders, rather than solely our shareholders and/or creditors. It is possible that some of these parties will have interests that are different from, or in addition to, your interests as a shareholder.

General Risk Factors

In periods of economic uncertainty, businesses may delay or reduce their spending on advertising, and we are exposed to the credit risk of some of our clients and customers, which could materially harm our business.

Global economic conditions have been, and may continue to be, significantly unstable in recent years, especially in the EU where we generated 35% of our revenue for 2022. Unstable conditions make it difficult for our clients and us to accurately forecast and plan future business activities, and could cause our clients to reduce or delay their advertising spending with us as consumers are spending less. Worsening economic conditions and economic downturns, including conditions such as inflation, rising interest rates, recessions, or other changes in economic conditions may result in overall reductions in advertising spending, and businesses may curtail spending both on advertising in general and on a solution such as ours. We cannot predict the timing, strength or duration of any economic slowdown or recovery. Any macroeconomic deterioration could impair our revenue and results of operations.

Our evolving client portfolio exposes us to varied payment terms and additional credit risk, which could result in further exposure in the event of economic uncertainty or an economic downturn, including conditions such as inflation, rising interest rates, recession, pandemic or other changes in economic conditions.

Additionally, our exposure to credit risks relating to our financing activities may increase if our customers are adversely affected by periods of economic uncertainty, including inflation, rising interest rates, recession, pandemic, or other changes in economic conditions, or a global economic downturn. These losses have significantly impacted, and could continue to significantly impact, our operating results and financial condition.

If we fail to maintain an effective system of internal controls, we may be unable to accurately report our financial results or prevent fraud, and investor confidence and the market price of the ADSs may, therefore, be adversely impacted.

As a public company, we are required to maintain internal controls over financial reporting (“ICFR”) and to report any material weaknesses in such internal control. In addition, we are required to submit a report by management to the Audit Committee and external auditors on the effectiveness of our ICFR pursuant to Section 404 of the Sarbanes-Oxley Act (“SOX”) and our independent registered public accounting firm is required to attest to the effectiveness of our ICFR. If we identify material weaknesses in our ICFR, if we are unable to comply with the requirements of Section 404 of SOX in a timely manner or assert that our ICFR are effective, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our ICFR when required, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of ADSs may be adversely impacted, and we could become subject to investigations by the stock exchange on which our securities are listed, the SEC, or other regulatory authorities, which could require additional financial and management resources.

Our failure to maintain certain tax regimes applicable to French technology companies may adversely affect our results of operations.

As a French technology company, we have benefited from certain tax advantages, including, for example, a reduced tax rate in France on technology royalty income received from global subsidiaries and the French research tax credit (crédit d’impôt recherche), or CIR. The French tax authority may audit these tax incentives and challenge all or part of their benefits. In such a case, we could be liable for additional corporate tax, and penalties and interest related thereto, which could have a significant impact on our results of operations and future cash flows. Furthermore, the tax laws may change, and could remove these incentives in the future or reduce their benefits. Specifically, the Organization for Economic Co-operation and Development’s international Pillar 2 tax reform could trigger law changes and generate additional tax expense.

We are a multinational organization faced with increasingly complex tax issues in many jurisdictions, and new taxes or laws, or revised interpretations thereof, may negatively affect our results of operations.

As a multinational organization operating in multiple jurisdictions, we are subject to taxation in several jurisdictions around the world with increasingly complex tax laws, the application of which can be uncertain. The amount of taxes we pay in these jurisdictions could increase substantially as a result of changes in the applicable tax principles, including increased tax rates, new tax laws or revised interpretations of existing tax laws and precedents, which could have a material adverse effect on our liquidity and results of operations. For instance, several countries have proposed or enacted Digital Services Taxes ("DST"), many of which would apply to revenues derived from digital services. We will continue to assess the ongoing impact of DSTs that we pay in certain jurisdictions, as we anticipate that many jurisdictions may sign an agreement with the Organization for Economic Co-operation and Development in the coming years and that DSTs could be eliminated under Pillar 1. We also monitor the impact of Pillar 2.

U.S. Holders of our ADSs may suffer adverse tax consequences if we are treated as a “passive foreign investment company” for U.S. federal income tax purposes.

A non-U.S. corporation will be considered a “passive foreign investment company”, or PFIC, for U.S. federal income tax purposes, for any taxable year if either (1) at least 75% of its gross income for such year is passive income or (2) at least 50% of the value of its assets (based on an average of the quarterly values of the assets during such year) is attributable to assets that produce or are held for the production of passive income. Passive income includes, among other things, dividends, interest, certain non-active rents and royalties, net gains from the sale or exchange of property producing such income and net foreign (non-U.S.) currency gains. For this purpose, cash and assets readily convertible into cash are generally categorized as passive assets, subject to a limited working capital exception under proposed regulations. Goodwill and other un-booked intangibles are taken into account and being characterized as either active or passive, as appropriate; for example, our goodwill associated with active business activity is taken into account as a non-passive asset.

As the value of our assets for purposes of the above-mentioned PFIC asset test will generally be determined by reference to the market value of our ADSs, the determination of whether we will be or become a PFIC will depend in large part upon the market value of our ADSs, which we cannot control.

Accordingly, fluctuations in the market price of our ADSs may cause us to become a PFIC for the current taxable year or future taxable years. The determination of whether we will be or become a PFIC will also depend, in part, upon the nature of our income and the valuation of our assets, including goodwill, which are subject to change from year to year. Moreover, as we have valued our goodwill based on the market value of our ADSs, a decrease in the price of ADSs may also result in becoming a PFIC. The composition of our income and assets may also be affected by how, and how quickly, we use our liquid assets.

For purposes of the above-mentioned PFIC tests, we will be treated as if we held our proportionate share of the assets and received directly our proportionate share of the income of any other corporation in which we directly or indirectly own at least 25% (by value) of the shares of such corporation.

Based on the value and composition of our assets, although not free from doubt, we do not believe we were a PFIC for the taxable year ended December 31, 2022, and we do not anticipate becoming a PFIC in the current taxable year or the foreseeable future.

The determination of whether we are a PFIC is a fact-intensive determination that must be made on an annual basis applying principles and methodologies that are in some circumstances unclear. Since a separate factual determination as to whether we are or have become a PFIC must be made each year (after the close of such year), we cannot assure that we will not be or become a PFIC in the current year or any future taxable year.

If we are to be classified as a PFIC for any taxable year during which a U.S. Holder1 holds our ADSs, we would continue to be treated as a PFIC with respect to that U.S. Holder for such taxable year and, unless the U.S. Holder makes certain elections, for future years even if we cease to be a PFIC. The U.S. Holder may be subject to adverse tax consequences, including (1) the treatment of all or a portion of any gain on disposition of our ADSs as ordinary income (and therefore ineligible for the preferential rates that apply to capital gains with respect to non-corporate U.S. persons), (2) the application of an interest charge with respect to such gain and on the receipt of certain dividends on our ADSs and (3) required compliance with certain reporting requirements. Each U.S. Holder is strongly urged to consult its tax advisor regarding the application of these rules and the availability of any potential elections. For further information regarding the U.S. federal income tax considerations relevant to our potential status as a PFIC, please see the section entitled “Taxation—U.S. Federal Income Tax Considerations for U.S. Holders—Passive Foreign Investment Company, or PFIC, Rules” in our Annual Report.

If a U.S. Holder is treated as owning at least 10% of our ADSs, such person may be subject to adverse U.S. federal income tax consequences.

If a U.S. Holder is treated as owning (directly, indirectly, or constructively through attribution) at least 10% of the total value of our stock or at least 10% of the total combined voting power of all classes of our stock entitled to vote, such person may be treated as a “United States shareholder” (“U.S. Shareholder”) with respect to each “controlled foreign corporation” (“CFC”) in our group (if any). A non-U.S. entity treated as a corporation for U.S. tax purposes will constitute a CFC if one or more such U.S. Shareholders (generally defined as U.S. persons that—directly, indirectly, or constructively through attribution—own at least 10% of the vote or value of the entity) own in the aggregate more than 50% of the entity’s total vote or value.

If we are classified as both a CFC and a PFIC (as defined above), we generally will not be treated as a PFIC with respect to those U.S. Holders that are U.S. Shareholders during the period in which we are a CFC.

We do not believe we are currently a CFC. However, no assurances can be given that we are not a CFC or that we will not become a CFC in the future. Because our group includes one or more U.S. corporations, certain of our non-U.S. corporate subsidiaries could be treated as CFCs (regardless of whether or not we are treated as a CFC). A U.S. Shareholder of a CFC may be required to report annually and include in its U.S. taxable income its pro rata share of “Subpart F income,” “global intangible low-taxed income,” and investments of earnings in U.S. property by CFCs, regardless of whether we make any distributions to our shareholders. Subpart F income generally includes dividends, interest, certain non-active rents and royalties, gains from the sale of securities and income from certain transactions with related parties, and “global intangible low-taxed income” generally consists of net income of the CFC, other than Subpart F income and certain other types of income, in excess of certain thresholds. In addition, a U.S. shareholder that realizes gain from the sale or exchange of shares in a CFC may be required to classify a portion of such gain as dividend income rather than capital gain.

Failure to comply with such reporting requirements could result in adverse tax effects for U.S. Shareholders and potentially significant monetary penalties. An individual that is a U.S. Shareholder with respect to a CFC generally would not be allowed certain tax deductions or foreign tax credits that would be allowed to a U.S. Shareholder that is a U.S. corporation.

1 A U.S. Holder is a beneficial owner of our ADSs and is: (i) an individual who is a citizen or resident of the United States for U.S. federal income tax purposes; (ii) a corporation, or other entity treated as an association taxable as a corporation for U.S. federal income tax purposes, created in, or organized under the law of the United States, any state thereof or the District of Columbia; (iii) an estate the income of which is includible in gross income for U.S. federal income tax purposes regardless of its source; or (iv) a trust (A) the administration of which is subject to the primary supervision of a U.S. court and which has one or more U.S. persons who have the authority to control all substantial decisions of the trust or (B) that has otherwise validly elected to be treated as a U.S. person under the U.S. Internal Revenue Code of 1986 (as amended).

The determinations of CFC status and U.S. Shareholder status are complex and includes attribution rules, the application of which are not entirely certain. We cannot provide any assurances that we will assist investors in determining whether any of our non-U.S. subsidiaries is treated as a CFC or whether any investor is a U.S. Shareholder, or that we will furnish to any U.S. Shareholders information that may be necessary to comply with the aforementioned obligations. A U.S. Holder should consult its advisors regarding the potential application of these rules to an investment in our ADSs.

Item 1B.    Unresolved Staff Comments
We do not have any unresolved comments from the SEC staff.

Item 2.    Properties
Our headquarters are located in Paris, France, in an approximately 8,089 square meter facility, under a lease agreement expiring on July, 2030. In addition, we had 27 offices in 18 countries as of December 31, 2022. We currently lease space in data centers from third-party hosting providers to operate our servers located in the U.S. (Texas, Virginia), France, the Netherlands, Singapore and Japan. We believe that our facilities are adequate for our current needs.
Item 3.    Legal Proceedings
For a discussion of our legal proceedings, refer to Note. 19 Commitments and contingencies.
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
Holders
As of January 31, 2023, there were 35 holders of record of our ordinary shares and 198 participants in DTC that held our ADSs. The actual number of holders is greater, and includes beneficial owners whose ADSs are held in street name by brokers and other nominees. This number of holders of record and DTC participants also does not include holders whose shares may be held in trust by other entities.
ADS Performance Graph
The following graph matches our cumulative five-year total shareholder return on our ADSs with the cumulative total returns of the Russell 2000 Index and the Nasdaq Internet Index. The graph tracks the performance of a $100 investment in our ADSs and in each index (with the reinvestment of all dividends) from December 31, 2017 to December 31, 2022. The returns shown are based on historical results and are not intended to suggest future performance.

$250
$200
$150
$100
$50
$0
12/17
12/18
12/19
12/20
12/21
12/22
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
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
We spent $136 million on ADS repurchases in 2022, and we extended our previously authorized share repurchase program of up to $280 million of outstanding ADS to an increased amount of up to $480 million in December 2022.
Recent Sales of Unregistered Securities and Use of Proceeds
On August 1, 2022, we issued $70.2 million in ADS to the selling shareholders in the Iponweb acquisition pursuant to Rule 506 of Regulation D.
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
Neither the French Commercial Code nor our by-laws presently impose any restrictions on the right of non-French residents or non-French shareholders to own and vote shares. However, (a) any non-French citizen, (b) any French citizen not residing in France, (c) any non-French entity or (d) any French entity controlled by one of the aforementioned persons or entities may have to file a declaration for statistical purposes with the Bank of France (Banque de France) within 20 working days following the date of certain direct foreign investments in us, including any purchase of our ADSs. In particular, such filings are required in connection with investments exceeding €15,000,000 that lead to the acquisition of at least 10% of our outstanding ordinary shares or voting rights or the crossing of either such 10% threshold. Violation of this filing requirement may be sanctioned by five years of imprisonment and a fine of up to twice the amount of the relevant investment. This amount may be increased fivefold if the violation is made by a legal entity.
Further, any investment (i) by (a) an non-French citizen, (b) any French citizen not residing in France, (c) any non-French entity or (d) any French entity controlled by one of the aforementioned persons or entities, (ii) that will result in the relevant investor (a) acquiring control of any entity registered in France, (b) acquiring all or part of a business line of an entity registered in France, or (c) for non-EU or non-EEA investors crossing, directly or indirectly, alone or in concert, a 25% threshold of voting rights in an entity registered in France, and (iii) made in certain strategic industries, , including activities likely to prejudice national defense interests, public policy or public security (such as cryptology, data capturing devices, data storage and IT systems) and research and development related to critical technologies (such as artificial intelligence and cybersecurity is subject to the prior authorization of the French Ministry of Economy, which authorization may be conditioned on certain undertakings. For the purposes of (ii)(a) in the preceding sentence, ownership of at least 40% of our share capital or voting rights is regarded as a controlling interest, but a lower percentage might be held to be a controlling interest in certain circumstances depending upon factors such as the acquirer’s intention, the acquirer’s ability to elect directors, and financial reliance by the company on the acquirer.

If an investment requiring the prior authorization of the French Minister of Economy is completed without such authorization having been granted, the French Minister of Economy, at its discretion, might direct the relevant investor to nonetheless (i) submit a request for authorization, (ii) have the previous situation restored at its own expense or (iii) amend the investment. The relevant investor further may be found criminally liable and may be sanctioned with a fine not to exceed the greater of the following amounts: (i) twice the amount of the relevant investment, (ii) 10% of the annual turnover before tax of the target company or (iii) €5 million (for a company) or €1 million (for a natural person).

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
A list of companies whose market capitalization exceeds €1 billion as of December 1 of the year preceding the taxation year within the meaning of Article 235 ter ZD of the FTC is published annually by the French tax authorities. Pursuant to Regulations BOI‑ANNX‑000467‑20211229 issued on December 29, 2021, Criteo is currently not included in such list. Please note that such list may be updated from time to time, or may not be published anymore in the future. Moreover, Nasdaq, on which Criteo's ADSs are listed for trading, is not currently acknowledged by the AMF but this may change in the future. Consequently, Criteo’s securities should not fall within the scope of the tax on financial transactions described above and purchasers of Criteo's securities in 2022 should not be subject to the tax on financial transactions.

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

Wealth Tax

As from January 1, 2018, French wealth tax (impôt de solidarité sur la fortune) has been replaced by the real estate wealth tax (impôt sur la fortune immobilière) which applies to French tax residents on their worldwide real estate assets and non-French tax resident individuals owning French real estate assets or rights, directly or indirectly through one or more legal entities, and whose net taxable assets amount to at least 1,300,000 euros. Generally, real estate assets allocated to an operational activity are excluded from the scope of the real estate wealth tax, depending on the structuring. Shares of an operating company holding French real estate assets in which the relevant individual holds, directly and indirectly, less than 10% of the share capital or voting rights, are also exempt from real estate wealth tax.
The Treaty does not prevent the application of French real estate wealth tax to a U.S. Holder who would be a U.S. tax resident. However, based on the above domestic provisions and considering that Criteo SA is an operating company, the owning of ADSs or ordinary shares should not be subject to real estate wealth tax.
Disposition

Taxation on sale or other disposition
Generally, under French tax law, a foreign shareholder who is not a French tax resident for French tax purposes is not subject to French tax on any capital gain from the sale, exchange, repurchase or redemption of ordinary shares or ADSs, provided that this shareholder has not held more than 25% of our dividend rights, at any time during the preceding five years, either directly or indirectly, and, as relates to individuals, alone or with relatives (as an exception, a non-resident shareholder established, domiciled or incorporated in a non-cooperative State or territory as defined in Article 238-0 A of the FTC should be subject to a 75% withholding tax in France on any such capital gain, regardless of the fraction of the dividend rights it holds).

However, based on the Treaty, a U.S. Holder who is a U.S. tax resident for purposes of the Treaty, has no permanent establishment or fixed base in France within the meaning of the Treaty, and is entitled to Treaty benefits will only be subject to French tax on capital gain resulting from the sale of shares, units or rights in a company at least 50% of the assets of which consist of real estate located in France, or derives at least 50% of its value, directly or indirectly, from real estate located in France. Criteo SA is not expected to meet this standard. Pursuant to these provisions, capital gain resulting from the sale or other disposition of ADSs and ordinary shares should not be subject to taxation in France for this shareholder. U.S. Holders who own ordinary shares or ADSs through U.S. partnerships that are not residents for Treaty purposes are advised to consult their own tax advisors regarding their French tax treatment and their eligibility for Treaty benefits in light of their own particular circumstances.

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

However, under the Convention between the Government of the U.S. and the Government of the French Republic for the Avoidance of Double Taxation and the Prevention of Fiscal Evasion with Respect to Taxes on Estates, Inheritances and Gifts, dated November 24, 1978 (as amended by the protocol of December 8, 2004 and as amended on January 13, 2019), if the U.S. Holder is domiciled in the U.S. and is a U.S. tax resident for purposes of the Treaty, has no permanent establishment or fixed base in France within the meaning of the Treaty, and is entitled to Treaty benefits, only French real estate assets and shares, units or other interests in a company or legal entity whose assets consist, directly or through one or more other companies or legal entities, of at least 50% of real property located in France or of rights relating to such property can be subject to gift and inheritance tax.

U.S. Federal Income Tax Considerations for U.S. Holders

The following section is a summary of the U.S. federal income tax considerations generally applicable to U.S. Holders, as defined below, of owning and disposing of ADSs or ordinary shares.

This section applies only to a U.S. Holder that holds ADSs or ordinary shares as capital assets (generally, property held for investment) for U.S. federal income tax purposes. This section does not address the U.S. federal estate, gift or other non-income tax considerations or any state, local or non-U.S. tax considerations relating to the ownership or disposition of ADSs or ordinary shares. In addition, it does not set forth all of the U.S. federal income tax considerations that may be relevant in light of the U.S. Holder’s particular circumstances, including alternative minimum tax consequences, the potential application of the provisions of the U.S. Internal Revenue Code of 1986, as amended (the “Code”), known as the Medicare contribution tax and tax consequences applicable to U.S. Holders subject to special rules, such as:
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

Individuals and other non-corporate U.S. Holders will be subject to tax at the lower capital gains tax rate applicable to “qualified dividend income,” provided that certain conditions are satisfied, including that (1) the ADSs or ordinary shares on which the dividends are paid are readily tradable on an established securities market in the U.S., or we are eligible for the benefits of the Treaty, (2) we are neither a PFIC nor treated as such with respect to a U.S. Holder (as discussed below) for the taxable year in which the dividend is paid or the preceding taxable year, and (3) certain holding period requirements are met.

If we are eligible for benefits under the Treaty, dividends we pay on our ADSs or ordinary shares, regardless of whether such ADSs or shares are considered readily tradable on an established securities market in the U.S., would be eligible for the reduced rates of taxation described in the preceding paragraph, provided the other conditions described above are satisfied. Further, as discussed below under “—Passive Foreign Investment Company, or PFIC, Rules”, although there can be no assurance that we will or will not be considered a PFIC for any taxable year, we believe we were not a PFIC for our 2022 taxable year and we do not anticipate that we will be a PFIC in the current and future taxable years. U.S. Holders should consult their tax advisors regarding the availability of the reduced tax rate on dividends in their particular circumstances.

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

The determination of whether we are a PFIC is a fact-intensive determination that must be made on an annual basis applying principles and methodologies that are in some circumstances unclear. Based on the value and composition of our assets, although not free from doubt, we do not believe we were a PFIC for the taxable year ended December 31, 2022, and we do not expect to be a PFIC in the current taxable year or the foreseeable future. Since a separate factual determination as to whether we are or have become a PFIC must be made each year (after the close of such year), we cannot assure you that we will not be or become a PFIC in the current year or any future taxable year.

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

If a U.S. Holder owns ADSs or ordinary shares during any year in which we are a PFIC, the U.S. Holder must file annual reports, containing such information as the U.S. Department of the Treasury may require on IRS Form 8621 (or any successor form) with respect to us, with the U.S. Holder’s federal income tax return for that year, unless otherwise specified in the instructions with respect to such form.

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
We enable brands', retailers' and media owners’ growth by providing best-in-class marketing and monetization services and infrastructure on the open Internet, driving approximately $30 billion in ecommerce sales for our clients – in the form of product sales for retailers, brands and marketers and advertising revenues for media owners. We differentiate ourselves by delivering high-performing commerce audiences at scale and we deliver this value by activating commerce data in a privacy-by-design way through proprietary AI technology to reach and engage consumers in real time with highly relevant digital advertisements ("ads") across all stages of the consumer journey. Our data offers deep insights into consumer intent and purchasing habits.

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

Demonstrating the depth and scale of our data, we collected data on over $1 trillion in online sales transactions1 on our clients' digital properties in the year ended December 31, 2022. Based on this data and other assets, we delivered 1.8 trillion targeted ads in the year ended December 31, 2022. As of December 31, 2022, we served approximately 22,000 clients and, in each of the last three years, our average client retention rate, as measured on a quarterly basis, was approximately 90%.
We serve a wide range of clients and our revenue is not concentrated within any single client or group of clients. In 2022, 2021 and 2020, our largest client represented 7.7%, 7.0%, and 3.5% of our revenue, respectively, and in 2022, 2021 and 2020, our largest 10 clients represented 17.8%, 16.6% and 13.7% of our revenue in the aggregate, respectively. There is no group of customers under common control or customers that are affiliates of each other constituting an aggregate amount equal to 10% or more of our consolidated revenues, the loss of which would have a material adverse effect on the Company.
We operate in 94 countries through a network of 27 offices located in Europe, Middle East, Africa (EMEA), the Americas and Asia-Pacific. As a result of our significant international operations, our revenue from outside of France, our home country, accounted for 94.5% of our revenue for year ended December 31, 2022.
The Company's foreign currency risk exposure to the British pound, the Japanese yen, the Brazilian real and the U.S. dollar against the euro (the euro still remains the Company's functional currency) is described in Item 7 note B. Liquidity and Capital Resources to our Management's Discussion and Analysis included elsewhere in this Form 10-K.
___________________________________________________
1 Excluding Criteo Retail Media

Our financial results include:
•Revenue of $2,017.0 million, $2,254.2 million and $2,072.6 million for the years ended December 31, 2022, 2021 and 2020, respectively;
•Gross profit of $795.2 million, $781.9 million and $688.0 million for the years ended December 31, 2022, 2021 and 2020, respectively;
•Contribution ex-TAC, which is a non-U.S. GAAP financial measure, of $928.2 million, $920.8 million and $825.0 million for the years ended December 31, 2022, 2021 and 2020, respectively;
•Net Income of $10.9 million, $137.6 million and $74.7 million for the years ended December 31, 2022, 2021 and 2020, respectively; and
•Adjusted EBITDA, which is a non-U.S. GAAP financial measure, of $267.3 million, $322.5 million and $251.0 million for the years ended December 31, 2022, 2021 and 2020, respectively.

Please note that reconciliations of Gross Profit to Contribution ex-TAC and Net Income to Adjusted EBITDA - in each case the most directly comparable financial measures calculated and presented in accordance with generally accepted accounting principles in the United States or "U.S. GAAP," are presented in the Non-GAAP Financial Measures section of this filing.
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
Acquisitions

In August 2022, we closed the acquisition of IPONWEB, a market-leading AdTech company with world-class media trading capabilities, for $250 million comprised of a mix of cash and treasury shares of the Company, with an earn-out consideration of up to $100 million subject to certain financial and performance milestones. This strategic acquisition is expected to accelerate our Commerce Media Platform strategy by adding scale, complementary products, and stronger first-party data capabilities, further reducing our reliance on third-party cookies and other identifiers.

A.    Operating Results.
Basis of Presentation
The key elements of our results of operations include:
Revenue
We sell personalized display advertisements featuring product-level recommendations either directly to clients or to advertising agencies. Historically, the Criteo model has focused solely on converting our clients' website visitors into customers, enabling us to charge our clients only when users engage with an ad we deliver, usually by clicking on it. As part of our Company transformation, we have expanded our solutions to address a broader range of marketing goals for our clients.
We offer three families of solutions to our commerce and brand clients:
•Criteo Marketing Solutions allow commerce companies to address multiple marketing goals by engaging their consumers with personalized ads across the web, mobile and offline store environments.
•Criteo Retail Media allows retailers to generate advertising revenues from consumer brands, and/or to drive sales for themselves, by monetizing their data and audiences through personalized ads, either on their own digital property or on the open Internet, that address multiple marketing goals.
•Iponweb specializes in building real-time advertising technology and trading infrastructure, delivering advanced media buying, selling, and packaging capabilities for media owners, agencies, performance advertisers, and 3rd-party ad tech platforms.
We also have multiple pricing models which now include percentage of spend models in addition to cost-per-click, cost-per-install and cost-per-impression. We report revenues on a gross basis for our Marketing Solutions segment, and primarily on a net basis for our Retail Media and Iponweb segments.

Cost of Revenue
Our cost of revenue primarily includes traffic acquisition costs and other cost of revenue.
Traffic Acquisition Costs. Traffic acquisition costs consist primarily of purchases of impressions from publishers on a CPM basis, incurred to generate our revenues. We purchase impressions directly from publishers or third-party intermediaries, such as advertisement exchanges. We recognize cost of revenue on a publisher by publisher basis as incurred. Costs owed to publishers but not yet paid are recorded in our Consolidated Statements of Financial Position as trade payables.
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
Financial and Other Income (Expense)
Financial and Other Income (Expense) primarily consists of:
•Positive impact of foreign exchange derivatives entered-into to secure the cash consideration of the Iponweb acquisition
•Exchange differences arising on the settlement or translation into local currency of monetary balance sheet items labeled in euros (the Company's functional currency). We are exposed to changes in exchange rates primarily in the U.S., the United Kingdom, Japan, Korea and Brazil. The U.S. dollar, the British pound, the Korean won, and the Japanese yen are our most significant foreign currency exchange risks. At December 31, 2022, our exposure to foreign currency risk was centralized at parent company level and hedged. These exchange differences in euro are then translated into U.S. dollars (the Company's reporting currency) according to the average euro/U.S. dollar exchange rate.
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
Our effective tax rates differ from the statutory rate applicable to us primarily due to valuation allowance on deferred tax assets, differences between domestic and foreign jurisdiction tax rates, Research Tax Credit offsets, which are non-taxable items, potential tax audit provision settlements, share-based compensation expenses that are non-deductible in some jurisdictions under certain circumstances, non-tax deductible provision from the loss contingency on regulatory matter, and transfer pricing adjustments. We license access to our technology to our subsidiaries and charge a royalty fee to these subsidiaries for such access. In France, we benefit from a reduced tax rate of 10% on a large portion of this technology royalty income. (See Note 17).
Critical Accounting Policies and Estimates
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
An accounting policy is deemed to be critical if it requires an accounting estimate to be made on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably possible could materially impact the financial statements. We believe estimates associated with (1) gross vs net assessment in revenue recognition,, (2) allowances for credit losses, (3) income taxes, including i) recognition of deferred tax assets arising from the subsidiaries projected taxable profit for future years, ii) evaluation of uncertain tax positions associated with our transfer pricing policy and iii) recognition of income tax position in respect with tax reforms recently enacted in countries we operate, (4) assumptions used in valuing acquired assets and assumed liabilities in business combinations, (5) assumptions used in the valuation of goodwill, intangible assets and right of use assets - operating lease, (6) assumptions used in the valuation model to determine the fair value of share-based compensation plan and (7) assumptions surrounding the recognition and valuation of contingent liabilities and losses, are critical as they are made based on assumptions about matters which are uncertain.. See Note 1. Principles and Accounting Methods to our audited consolidated financial statements beginning on page F-1 for a description of our other significant accounting policies.
Revenue Recognition - Gross vs Net Assessment
For revenue generated from arrangements that involve purchasing inventory from media owners, there is significant judgment in evaluating whether we are the principal, and report revenue on a gross basis, or the agent, and report revenue on a net basis. In this assessment, we consider if we obtain control of the specified goods or services before they are transferred to the customer, as well as other indicators such as the party primarily responsible for fulfillment, inventory risk, and discretion in establishing price. The assessment of whether we are considered the principal or the agent in a transaction could impact our revenue and cost of revenue recognized on the consolidated statements of income.
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

Deferred Tax Assets
Deferred taxes are recorded on all temporary differences between the financial reporting and tax bases of assets and liabilities, and on tax losses, using the liability method. Differences are defined as temporary when they are expected to reverse within a foreseeable future. We may only recognize deferred tax assets if we determine that it is probable that future taxable profit will be available against which the unused tax losses and tax credits can be utilized. As a result, the measurement of deferred income tax assets is reduced, if necessary, by a valuation allowance for any tax benefits which are not expected to be realized. If future taxable profits are considerably different from those forecasted that support recording deferred tax assets, we will have to revise downwards or upwards the amount of the deferred tax assets, which could have a significant impact on our financial results.
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
Assumptions Used in the Valuation of Intangible Assets

In order to value our intangible assets, management prepares multi-year projections of revenue, TAC, gross profit, operating expenses, taxes and after tax margins relating to the operations associated with the intangible assets being valued. These projections are based on the estimates of management at the time they are prepared and include subjective assumptions regarding industry growth and other matters.

Goodwill

Goodwill is not amortized and is tested for impairment at least annually or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. In the course of 2022, the Company has reassessed its operating and reportable segments in accordance with ASC 280 and now reports its results of operations through three segments: Marketing Solutions, Retail Media and Iponweb. Goodwill has been allocated to these segments using a relative fair value allocation approach.

The Company has selected December 31 as the date to perform its annual impairment test. The test is performed at the reporting unit level, which we have determined to be Marketing Solutions, Retail Media and Iponweb. In the impairment assessment of its goodwill, the Company performs an impairment test, which involves assumptions regarding estimated future cash flows to be derived from the reporting unit. The estimated future cash flows are used to derive the fair value of the reporting unit, which is then compared to its net book value, including goodwill . If these estimates or their related assumptions change in the future, the Company may be required to record impairment for these assets. If the net book value exceeds its fair value, then the Company would be required to recognize an impairment loss. The impairment loss to be recognized would be calculated by comparing the fair value of the Company to its net book value, including goodwill. There is also significant judgement in the allocation of the net book value of the Company to each of its segments, as many of the assets are not directly attributable to the Company's operating segments.

Contingent Losses and Liabilities
With respect to litigation, claims and non-income tax risks, that may result in a provision to be recognized, we exercise significant judgment in measuring and recognizing provisions or determining exposure to contingent liabilities that are related to pending litigation, other outstanding claims and non income tax audits. These judgment and estimates are subject to change as new information becomes available.

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
The following table presents the range of assumptions used to estimate the fair value of options granted during the periods presented:

Year Ended December 31,
	2022	2021	2020
Volatility	—%	—%	39.2% - 39.9%
Risk-free interest rate	—%	—%	0.00% - 0.25%
Expected life (in years)	-	-	6 years
Dividend yield	—%	—%	—%
There were no grants of share options during the year ended December 31, 2022.

Recent Accounting Pronouncements
For a discussion of recent accounting pronouncements applicable to us, see Note 1 to our audited consolidated financial statements beginning on page F-1.

Non-GAAP Financial Measures
As required by the rules of the Securities and Exchange Commission (“SEC”), we provide reconciliations of the non-GAAP financial measures contained in this document to the most directly comparable measures under GAAP, which are set forth in the financial tables below.
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

	Twelve Months Ended
	December 31,
	2022	2021	2020
	(in thousands)
Gross Profit	795,200	781,944	688,018

Other Cost of Revenue	133,024	138,851	137,028

Contribution ex-TAC	$928,224	$920,795	$825,046

Reconciliation of Adjusted EBITDA to Net Income
We define Adjusted EBITDA as our consolidated earnings before financial income (expense), income taxes, depreciation and amortization, adjusted to eliminate the impact of equity awards compensation expense, pension service costs, certain restructuring, integration and transformation costs, certain acquisition costs and a loss contingency related to a regulatory matter. Adjusted EBITDA is not a measure calculated in accordance with U.S. GAAP. We have included Adjusted EBITDA because it is a key measure used by our management and board of directors to understand and evaluate our core operating performance and trends, to prepare and approve our annual budget and to develop short-term and long-term operational plans. In particular, we believe that the elimination of equity awards compensation expense, pension service costs, certain restructuring, integration and transformation costs, certain acquisition costs and a loss contingency related to a regulatory matter in calculating Adjusted EBITDA can provide a useful measure for period-to-period comparisons of our business. Accordingly, we believe that Adjusted EBITDA provides useful information to investors and others in understanding and evaluating our results of operations in the same manner as our management and board of directors. Our use of Adjusted EBITDA has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our financial results as reported under U.S. GAAP. Some of these limitations are: (a) although depreciation and amortization are non-cash charges, the assets being depreciated and amortized may have to be replaced in the future, and Adjusted EBITDA does not reflect cash capital expenditure requirements for such replacements or for new capital expenditure requirements; (b) Adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs; (c) Adjusted EBITDA does not reflect the potentially dilutive impact of equity-based compensation; (d) Adjusted EBITDA does not reflect tax payments that may represent a reduction in cash available to us; and (e) other companies, including companies in our industry, may calculate Adjusted EBITDA or similarly titled measures differently, which reduces their usefulness as a comparative measure. Because of these and other limitations, you should consider Adjusted EBITDA alongside our U.S. GAAP financial results, including net income.

	Twelve Months Ended
	December 31,
	2022	2021	2020
	(in thousands)
Net income	$10,875	$137,647	$74,689
Adjustments:
Financial (Income) expense	(17,053)	1,044	1,939
Provision for income taxes	31,186	16,169	32,197
Equity awards compensation expense	65,035	44,955	31,425
Pension service costs	1,756	1,324	2,232
Depreciation and amortization expense	89,018	88,402	88,238
Acquisition-related costs	12,584	11,256	286
Loss contingency on regulatory matter	63,221	—	—
Restructuring, integration and transformation (gain) costs	10,677	21,698	19,989
Total net adjustments	256,424	184,848	176,306
Adjusted EBITDA	$267,299	$322,495	$250,995

	Twelve Months Ended
	December 31,
	2022	2021	2020
(Gain) from forfeitures of share-based compensation awards	—	(427)	(2,655)
Facilities related (gain) costs	1,452	16,020	12,975
Payroll related (gain) costs	7,373	4,480	5,911
Consulting costs related to transformation	1,852	1,625	3,758
Total restructuring, integration and transformation (gain) costs	$10,677	$21,698	$19,989

Results of Operations for the Years Ended December 31, 2022, 2021 and 2020
Revenue breakdown by segment
We report our segments results as Marketing Solutions, Retail Media and Iponweb:
•Criteo Marketing Solutions allow commerce companies to address multiple marketing goals by engaging their consumers with personalized ads across the web, mobile and offline store environments.
•Criteo Retail Media allows retailers to generate advertising revenues from consumer brands, and/or to drive sales for themselves, by monetizing their data and audiences through personalized ads, either on their own digital property or on the open Internet, that address multiple marketing goals.
•Iponweb specializes in building real-time advertising technology and trading infrastructure, delivering advanced media buying, selling, and packaging capabilities for media owners, agencies, performance advertisers, and 3rd-party ad tech platforms.

	Year Ended December 31,
	2022	2021	2020	2022 vs 2021	2021 vs 2020
	(in thousands)
Revenue as reported	$2,017,003	$2,254,235	$2,072,617	(11)%	9%
Conversion impact U.S. dollar/other currencies	147,636	(19,713)	3,239
Revenue at constant currency (1)	$2,164,639	$2,234,522	$2,075,856	(4)%	8%

Marketing Solutions as reported	$1,762,517	$2,007,239	$1,806,431	(12)%	11%
Conversion impact U.S. dollar/other currencies	$142,661	$(16,511)	$4,364
Marketing Solutions at constant currency (1)	$1,905,178	$1,990,728	$1,810,795	(5)%	10%

Retail Media as reported (2)	$202,317	$246,996	$266,186	(18)%	(7)%
Conversion impact U.S. dollar/other currencies	$4,975	$(3,202)	$(1,125)
Retail Media at constant currency (1)	$207,292	$243,794	$265,061	(16)%	(8)%

Iponweb revenue as reported	$52,169	$—	$—	N/A	N/A
Conversion impact U.S. dollar/other currencies	$—
Iponweb revenue at constant currency	$52,169	$—	$—	N/A	N/A

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

(2) In all arrangements running on Criteo's Commerce Media platform, the Company recognizes revenue on a net basis, whereas revenue from arrangements running on legacy Retail Media solutions were accounted for on a gross basis. Most clients using Criteo’s legacy Retail Media solutions transitioned to this platform by the end of 2022. During the transition period, Revenue declined but Contribution ex-TAC margin increased. Contribution ex-TAC was not impacted by this transition.

2022 Compared to 2021

Revenue in 2022 decreased $(237.2) million, or (11)% (or (4)% on a constant currency basis) to $2.0 billion compared to 2021. Year-over-year decrease in revenue was driven by our existing clients, partly offset by net new clients accounted for approximately 6% of 2022 organic revenue and positive contribution from Iponweb. Excluding Iponweb, our total number of clients was stable year-over-year across regions.
Marketing Solutions revenue decreased (12)% (or (5)% on a constant currency basis) to $1.8 billion for 2022, reflecting decreased spend from large clients, notably on our retargeting solutions, as they adjusted their advertising budgets to the current uncertain macro economic environment.

Retail Media revenue decreased(18)% (or (16)% on a constant currency basis) to 202.3 million for 2022, as the strong performance with large retailers across the U.S. and EMEA was more than offset was more than offset by the technical and transitory impact related to the ongoing client migration to the Company's platform. Criteo's platform accounted for the majority of Retail Media revenue, or close to 79% for the year ended December 31, 2022, and its revenue is accounted for on a net basis. In 2021, around 50% of Retail Media revenue was accounted for on a net basis, and as a result of this transition to a full platform business, the growth of Retail Media revenue was temporarily impacted. Reflecting the underlying economic performance, Retail Media's Contribution ex-TAC increased 29% (or 33% on a constant currency basis) in the year ended December 31, 2022, mainly driven by continued strength in Retail Media onsite, particularly in the U.S. market.

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
Retail Media revenue decreased (7)% (or (8)% on a constant currency basis) to $246.9 million for 2021, as the strong performance with large retailers across the U.S. and EMEA was more than offset by the technical and transitory impact related to the ongoing client migration to the Company's platform. Criteo's platform accounted for a fast-growing share of Retail Media revenue, or about 50% for the year ended December 31, 2021, and its revenue is accounted for on a net basis. In 2020, less than 5% of Retail Media revenue was accounted for on a net basis, and as a result of this transition to a full platform business, the growth of Retail Media revenue was temporarily impacted. Reflecting the underlying economic performance, Retail Media's Contribution ex-TAC increased 59% (or 58% on a constant currency basis) in the year ended December 31, 2021, driven by continued strength in Retail Media onsite, in particular in the U.S. market, and growing network effects of the platform.

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

	Year Ended December 31,			% change
	2022	2021	2020	2022 vs 2021	2021 vs 2020
	(in thousands)
Revenue as reported	$2,017,003	$2,254,235	$2,072,617	(11)%	9%
Conversion impact U.S. dollar/other currencies	147,636	(19,713)	3,239
Revenue at constant currency (*)	$2,164,639	$2,234,522	$2,075,856	(4)%	8%

Americas
Revenue as reported	$891,267	$916,825	$894,854	(3)%	2%
Conversion impact U.S. dollar/other currencies	(596)	1,380	12,770
Revenue at constant currency (*)	$890,671	$918,205	$907,624	(3)%	3%

EMEA
Revenue as reported	$706,861	$844,312	$749,672	(16)%	13%
Conversion impact U.S. dollar/other currencies	86,587	(24,324)	(4,528)
Revenue at constant currency (*)	$793,448	$819,988	$745,144	(6)%	9%

Asia-Pacific
Revenue as reported	$418,875	$493,098	$428,091	(15)%	15%
Conversion impact U.S. dollar/other currencies	61,645	3,231	(5,003)
Revenue at constant currency (*)	$480,520	$496,329	$423,088	(3)%	16%
(*) Revenue at constant currency excludes the impact of foreign currency fluctuations and is computed by applying the average exchange rates for the prior year to the following year figures.
2022 Compared to 2021
Our revenue in the Americas region decreased $(25.6) million, or (3)% (or (3)% on a constant currency basis) to $891.3 million for 2022 compared to 2021. This decrease was driven by negative retail trends, in particular with large customers across Marketing Solutions and by the impact of recognizing revenue on a net basis for clients transitioning to the Company's platform, partially offset by the continued strong performance of Retail Media, as the platform continues to scale with consumer brands and large retailers and growing network effects of the platform.

Our revenue in the EMEA region decreased $(137.5) million, or (16)% (or (6)% on a constant currency basis) to $706.9 million for 2022 compared to 2021. This decrease was driven by the suspension of our business in Russia effective as of March 2022, and by the continued decline in retail over the year in our main Marketing Solutions markets, in particular in France, UK and Germany, partially offset by the positive performance of Retail Media across the region.

Our revenue in the Asia-Pacific region decreased $(74.2) million, or (15)% (or (3)% on a constant currency basis) to $418.9 million for 2022 compared to 2021. The decrease was driven by reduced spend from retail clients in the region, in particular in Japan and South-Asia, partly offset by our business in India.
Additionally, $2,017 million of revenue for 2022 was negatively impacted by $147.6 million of currency fluctuations, particularly as a result of the depreciation of the Euro, the Japanese Yen and the British pound sterling compared to the U.S. dollar.

2021 Compared to 2020
Our revenue in the Americas region increased $22.0 million, or 2% (or 3% on a constant currency basis) to $916.8 million for 2021 compared to 2020. This increase was driven by continued positive retail trends, in particular with large clients across Marketing Solutions, and continued strong performance of Retail Media, as the Company's platform continues to scale with consumer brands and large retailers, partially offset by the impact of recognizing revenue on a net basis for clients transitioning to the platform.
Our revenue in the EMEA region increased $94.6 million, or 13% (or 9% on a constant currency basis) to $844.3 million for 2021 compared to 2020. This increase was driven by positive retail trends in our main markets, in particular in Germany and emerging markets, positive traction with large clients across our retargeting and new solutions, and continued strong performance of Retail Media across the region.
Our revenue in the Asia-Pacific region increased $65.0 million, or 15% (or 16% on a constant currency basis) to $493.1 million for 2021 compared to 2020. The increase was driven by the recovery of our large clients in the region, in particular in Japan, as well as positive contributions from Retail clients in South-East Asia.
Additionally, $2,254 million of revenue for 2021 was positively impacted by $(19.7) million of currency fluctuations, particularly as a result of the depreciation of the Turkish Lira, Russian Ruble, Japanese Yen and the Brazilian real, partially offset by the appreciation of the Euro and the British pound sterling, compared to the U.S. dollar.

Cost of Revenue

	Year Ended December 31,			% change
	2022	2021	2020	2022 vs 2021	2021 vs 2020
	(in thousands, except percentages)
Traffic acquisition costs	$(1,088,779)	$(1,333,440)	$(1,247,571)	(18)%	7%
Other cost of revenue	(133,024)	(138,851)	(137,028)	(4)%	1%
Total cost of revenue	$(1,221,803)	$(1,472,291)	$(1,384,599)	(17)%	6%
% of revenue	(61)%	(65)%	(67)%
Gross profit %	39%	35%	33%

	Year Ended December 31,			% change
	2022	2021	2020	2022 vs 2021	2021 vs 2020
	(in thousands, except percentages)
Marketing Solutions	(1,047,822)	(1,211,087)	(1,059,680)	(13)%	14%
Retail Media	(40,957)	(122,353)	(187,891)	(67)%	(35)%
Iponweb (1)	—	—	—	—	—
Traffic Acquisition Costs	$(1,088,779)	$(1,333,440)	$(1,247,571)	(18)%	7%
(1) There are no traffic acquisition costs associated with the Iponweb solutions as we are acting as agent in all the arrangements. Refer to Note 1. Principles and Accounting Methods for a detailed description of our accounting policies.
2022 Compared to 2021
Cost of revenue for 2022 decreased $(250.5) million, or (17)%, compared to 2021. This decrease was primarily the result of a $(244.7) million, or (18)% decrease in traffic acquisition costs (or (14)% on a constant currency basis), and by a $(5.8) million, or (4)% decrease in other cost of revenue.
The 13% decrease in Marketing Solutions' traffic acquisition costs related primarily to the (25)% decrease (or (14)% increase on a constant currency basis) in the average CPM for inventory purchased, including lower CPMs for signal-limited environments where Criteo continues to perform, partially offset by a 15% increase in the number of impressions we purchased, reflecting our expanding relationships with existing and new publisher partners, in particular through direct connections, to support client demand for advertising campaigns.
Traffic acquisition costs in Retail Media decreased by 67% reflecting the technical and transitory impact related to the ongoing client migration due to the transitioning of our platform because we recognize revenue on a net basis in all arrangements running on the platform.
The decrease in other cost of revenue includes a $10.2 million decrease in allocated depreciation and amortization expense and a $0.2 million in data acquisition costs, partially offset by $(3.3) million increase in hosting costs, $(1.3) million increase in other cost of sales mainly due to the digital tax and proceeds from disposal of datacenter equipments.

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
The following table sets forth our revenue and Contribution ex-TAC by segment:

		Year Ended December 31,
	Segment	2022	2021	2020
		(in thousands)
Revenue	Marketing Solutions	$1,762,517	$2,007,239	$1,806,431
	Retail Media	202,317	246,996	266,186
	Iponweb	52,169	—	—
	Total	2,017,003	2,254,235	2,072,617

Contribution ex-TAC(1)	Marketing Solutions	714,695	796,152	746,751
	Retail Media	161,360	124,643	78,295
	Iponweb (2)	52,169	—	—
	Total	928,224	920,795	825,046

(1) Refer to the "Non-GAAP Financial Measures" section for a definition of this Non-GAAP metric.
(2) There are no traffic acquisition costs associated with the Iponweb solutions as we are acting as agent in all the arrangements. Refer to Note 1. Principles and Accounting Methods for a detailed description of our accounting policies.

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

	Year Ended December 31,			% change
	2022	2021	2020	2022 vs 2021	2021 vs 2020
	(in thousands)
Revenue as reported	$2,017,003	$2,254,235	$2,072,617	(11)%	9%
Conversion impact U.S. dollar/other currencies	147,636	(19,713)	3,239
Revenue at constant currency	$2,164,639	$2,234,522	$2,075,856	(4)%	8%

Traffic acquisition costs as reported	$(1,088,779)	$(1,333,440)	$(1,247,571)	(18)%	7%
Conversion impact U.S. dollar/other currencies	(63,434)	12,263	(1,605)
Traffic acquisition cost at constant currency	$(1,152,213)	$(1,321,177)	$(1,249,176)	(14)%	6%

Contribution ex-TAC as reported	$928,224	$920,795	$825,046	1%	12%
Conversion impact U.S. dollar/other currencies	84,202	(7,450)	1,634
Contribution ex-TAC at constant currency	$1,012,426	$913,345	$826,680	10%	11%

Other cost of revenue as reported	$(133,024)	$(138,851)	$(137,028)	(4)%	1%

Gross profit as reported	$795,200	$781,944	$688,018	2%	14%

Research and Development Expenses

	Year Ended December 31,			% change
	2022	2021	2020	2022 vs 2021	2021 vs 2020
	(in thousands, except percent of revenue)
Research and development expenses	$(187,596)	$(151,817)	$(132,513)	24%	15%
% of revenue	(9)%	(7)%	(6)%
2022 Compared to 2021
Research and development expenses for 2022 increased $35.8 million, or 24%, compared to 2021. This increase mainly related to an increase in headcount-related expenses and the amortization of Iponweb acquisition-related intangible assets.
2021 Compared to 2020
Research and development expenses for 2021 increased $19.3 million, or 15%, compared to 2020. This increase mainly related to an increase in headcount-related expenses driven by the negative impact of our increasing stock price.
Sales and Operations Expenses

	Year Ended December 31,			% change
	2022	2021	2020	2022 vs 2021	2021 vs 2020

	(in thousands, except percent of revenue)
Sales and operations expenses	$(377,996)	$(325,616)	$(330,285)	16%	(1)%
% of revenue	(19)%	(14)%	(16)%

2022 Compared to 2021
Sales and operations expenses for 2022 increased $52.4 million, or 16%, compared to 2021. This increase was mainly driven by an increase in headcount-related costs and the amortization of Iponweb acquisition-related intangible assets.

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

General and Administrative Expenses

	Year Ended December 31,			% change
	2022	2021	2020	2022 vs 2021	2021 vs 2020
	(in thousands, except percent of revenue)
General and administrative expenses	$(205,330)	$(152,634)	$(116,395)	35%	31%
% of revenue	(10)%	(7)%	(6)%
2022 Compared to 2021
General and administrative expenses for 2022 increased $52.7 million, or 35%, compared to 2021. This increase was mainly related to the loss contingency related to the CNIL matter as described in Note 19 and an increase in headcount-related costs.
2021 Compared to 2020
General and administrative expenses for 2021 increased $36.2 million, or 31%, compared to 2020. This increase was mainly related to an increase in third-party services as part of our on-going transformation program and an increase in headcount related costs including the negative impact of our increasing stock price on compensation expense.
Financial and Other Income (Expense)

	Year Ended December 31,			% change
	2022	2021	2020	2022 vs 2021	2021 vs 2020
	(in thousands, except percent of revenue)
Financial and Other Income (Expense)	$17,783	$1,939	$(1,939)	817%	(200)%
% of revenue	0.9%	0.1%	(0.1)%
2022 Compared to 2021
Financial and Other Income for 2022 increased by $15.8 million, or 817% compared to 2021. The $17.8 million financial and other income for the period ended December 31, 2022 was mainly driven by the positive impact of foreign exchange derivatives entered-into to secure the cash consideration of the Iponweb acquisition. This was partially offset by the $4.7 million accretion of earn-out liability related to Iponweb acquisition.
Other impacts come from the foreign exchange reevaluations net of related hedging of our operations, income from cash and cash equivalent, and the financial expense relating to our €407 million available Revolving Credit Facility (RCF) up-front fees amortization and non-utilization costs. At December 31, 2022, our exposure to foreign currency risk was centralized at Criteo S.A. and hedged using foreign currency swaps or forward purchases or sales of foreign currencies.
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

Provision for Income Taxes

	Year Ended December 31,			% change
	2022	2021	2020	2022 vs 2021	2021 vs 2020
	(in thousands, except percent information)
Provision for income tax expense (benefit)	$31,186	$16,169	$32,197	93%	(50)%
% of revenue	2%	1%	2%
Effective tax rate	74.1%	10.5%	30.1%
2022 Compared to 2021
The provision for income taxes for 2022 increased by $15.0 million, or 93%, compared to 2021. The annual effective tax rate for 2022 was 74.1%, compared to an annual effective tax rate of 10.5% for 2021. The annual effective tax rate differs from the statutory rates primarily due to the impact of the domestic tax deduction applicable to technology royalty income we received from our subsidiaries, differences in tax rates in foreign jurisdictions, tax loss carryforwards in certain foreign subsidiaries, non-recognition of deferred tax assets related to tax losses and temporary differences, recognition of previously unrecognized tax losses and equity awards compensation expense.
In 2022, our income before taxes decreased by $111.8 million to $42.1 million, compared to 2021, generating a $10.9 million theoretical income tax expense at a nominal standard French tax rate of 25.82%. This theoretical tax expense is impacted mainly by the following items contributing to a 31.2 million effective tax expense and a 74.1% effective tax rate: $1.7 million of deferred tax assets on which we recognized a valuation allowance, $16.9 million resulting from the non-tax deductible provision following the loss contingency on regulatory matters (refer to Note 19) , $6.2 million of permanent differences (mainly employee costs and intercompany transactions), $1.6 million related to the French business tax, Cotisation sur la Valeur Ajoutée des Entreprises, or “CVAE”, and $2.9 million of net effect of share-based compensation offset by a $6.7 million tax deduction resulting from technology royalty income we received from our subsidiaries, $2.9 million Research and Development tax credit in France, and the recognition or reversal of valuation allowance on deferred tax assets of $1.3 million. Please see Note 17 to our audited consolidated financial statements for more detailed information on the provision for income taxes.
Amounts recognized in our Consolidated Financial Statements are calculated at the level of each subsidiary within our Consolidated Financial Statements. As at December 31, 2022, 2021 and 2020, the valuation allowance against net deferred income taxes amounted to $31.1 million, $35.0 million and $37.3 million, which related mainly to Criteo Corp. ($5.7 million, $5.7 million and $13.3 million, respectively), Criteo Brazil ($3.3 million, $2.7 million and $2.8 million, respectively), Criteo Ltd ($8.1 million, $7.6 million and $7.4 million, respectively), Criteo China ($1.1 million, $3.3 million and $3.3 million, respectively), Criteo Singapore ($1.5 million, $4.2 million and $3.3 million), Criteo Pty ($2.6 million, $2.7 million and $2.8 million) and Criteo France ($6.5 million, $6.2 million and $1.0 million, respectively).

2021 Compared to 2020
The provision for income taxes for 2021 decreased by $(16.0) million, or (50)%, compared to 2020. The annual effective tax rate for 2021 was 10.5%, compared to an annual effective tax rate of 30.1% for 2020. The annual effective tax rates differs from the statutory rates primarily due to the impact of the domestic tax deduction applicable to technology royalty income we received from our subsidiaries, differences in tax rates in foreign jurisdictions, tax loss carryforwards in certain foreign subsidiaries, non-recognition of deferred tax assets related to tax losses and temporary differences, recognition of previously unrecognized tax losses and equity awards compensation expense.
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

Please see Note 17 to our audited consolidated financial statements for more detailed information on the provision for income taxes. Amounts recognized in our Consolidated Financial Statements are calculated at the level of each subsidiary within our Consolidated Financial Statements. As at December 31, 2021, 2020 and 2019, the valuation allowance against net deferred income taxes amounted to $36.4 million, $37.3 million and $25.3 million, which related mainly to Criteo Corp. ($5.7 million, $13.3 million and $12.8 million, respectively), Criteo Brazil ($2.7 million, $2.8 million and $3.2 million, respectively), Criteo Ltd ($7.6 million, $7.4 million and $7.5 million, respectively), Criteo China ($3.3 million, $3.3 million and $3.3 million, respectively), Criteo Singapore ($4.2 million, $3.3 million and $2.8 million), Criteo Pty ($2.7 million, $2.8 million and $2.6 million) and Criteo France ($6.2 million, $1.0 million and $(7.7) million, respectively).

Unaudited Quarterly Results of Operations
The following tables set forth our unaudited consolidated statement of income data for the last eight quarters. We derived this information from our unaudited interim consolidated financial information, which, in the opinion of management, includes all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the information for the quarters presented. The quarterly results of operations have been prepared by, and are the responsibility of, our management and have not been audited or reviewed by our independent registered public accounting firm. You should read this information together with our audited consolidated financial statements and related notes beginning on page F-1.

	Three Months Ended
	December 31, 2022	September 30, 2022	June 30, 2022	March 31, 2022	December 31, 2021	September 30, 2021	June 30, 2021	March 31, 2021
	(in thousands)
Consolidated Statements of Income Data:
Revenue	$564,425	$446,921	$495,090	$510,567	$653,267	$508,580	$551,311	$541,077
Cost of revenue
Traffic acquisition costs (1)	(281,021)	(233,543)	(280,565)	(293,650)	(377,076)	(297,619)	(331,078)	(327,667)
Other cost of revenue	(36,810)	(33,771)	(29,550)	(32,893)	(31,840)	(34,935)	(37,364)	(34,712)
Gross profit	246,594	179,607	184,975	184,024	244,351	176,026	182,869	178,698
Operating expenses
Research and development expenses	(69,348)	(42,725)	(41,496)	(34,027)	(44,860)	(33,345)	(41,915)	(31,697)
Sales and operations expenses	(99,633)	(90,051)	(99,313)	(88,999)	(89,892)	(75,619)	(80,751)	(79,354)
General and administrative expenses	(28,969)	(42,353)	(100,672)	(33,336)	(43,855)	(34,877)	(40,474)	(33,428)
Total operating expenses	(197,950)	(175,129)	(241,481)	(156,362)	(178,607)	(143,841)	(163,140)	(144,479)
Income from operations	48,644	4,478	(56,506)	27,662	65,744	32,185	19,729	34,219
Financial and Other income (expense)	(6,144)	3,485	16,412	4,030	3,330	(154)	(519)	(718)
Income before taxes	42,500	7,963	(40,094)	31,692	69,074	32,031	19,210	33,501
Provision for income taxes	(26,451)	(1,442)	7,121	(10,414)	5,864	(7,801)	(4,181)	(10,051)
Net income	$16,049	$6,521	$(32,973)	$21,278	$74,938	$24,230	$15,029	$23,450
Net income available to shareholders of Criteo S.A.	15,400	6,579	(33,614)	20,587	73,765	23,481	14,804	22,406
(1) In all arrangements running on Criteo's Commerce Media Platform, the Company recognizes revenue on a net basis, whereas revenue from arrangements running on legacy Retail Media solutions and on Marketing Solution solutions are accounted for on a gross basis. Refer to Note 1. Principles and Accounting Methods for a detailed description of our accounting policies.

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
Since 2013, the Company has had a foreign currency risk management policy in place. At December 31, 2022, our exposure to foreign currency risk was centralized at Criteo S.A. and hedged using foreign currency swaps or forward purchases or sales of foreign currencies.

Foreign Currency Risk
A 10% increase or decrease of the British pound, the euro, the Japanese yen or the Brazilian real against the U.S. dollar would have impacted the Consolidated Statements of Income including non-controlling interests as follows:

	Year Ended December 31,
	2022		2021		2020
	(in thousands)
GBP/USD	+10%	-10%	+10%	-10%	+10%	-10%
Net income impact	$(444)	$444	$(351)	$351	$116	$(116)

	Year Ended December 31,
	2022		2021		2020
	(in thousands)
BRL/USD	+10%	-10%	+10%	-10%	+10%	-10%
Net income impact	$(235)	$235	$(38)	$38	$(41)	$41

	Year Ended December 31,
	2022		2021		2020
	(in thousands)
JPY/USD	+10%	-10%	+10%	-10%	+10%	-10%
Net income impact	$2,489	$(2,489)	$619	$(619)	$614	$(614)

	Year Ended December 31,
	2022		2021		2020
	(in thousands)
EUR/USD	+10%	-10%	+10%	-10%	+10%	-10%
Net income impact	$(2,169)	$2,169	$11,162	$(11,162)	$9,360	$(9,360)

Counterparty Risk
As of December 31, 2022, we show a positive net cash position. We utilize cash pooling arrangements, reinforcing cash management centralization. Investment and financing decisions are carried out by our internal central treasury function. We only deal with counterparties with high credit ratings. In addition, under our Investment and Risk Management Policy, our central treasury function ensures a balanced distribution between counterparties.

Liquidity Risk
We are mainly exposed to changes of foreign currency exchange rate fluctuations.
Sources of Liquidity
Our principal sources of liquidity are our cash and cash equivalents and cash generated from operations. We have never declared or paid any cash dividends on our ordinary shares. We do not anticipate paying cash dividends on our equity securities in the foreseeable future.
We are party to a loan agreement and several RCFs with third-party financial institutions. Our loan and RCF agreements as of December 31, 2022 are presented in the table below:

	Nominal/ Authorized amounts (RCF Only)	Amount drawn as of December 31, 2022 (RCF only)	Amount Outstanding as of December 31, 2022
Nature	(in thousands)			Interest rate	Settlement date

Bank Syndicate RCF - September 2022 (1)	€407,000	€—	€—	Floating rate: EURIBOR / SOFR + margin depending on leverage ratio	September 2027
For additional information regarding our RCF agreement, please refer to Note 10 - Financial Liabilities and Note 19 - Commitments.

This RCF is unsecured and contain customary events of default and covenants, including compliance with a total net debt to adjusted EBITDA ratio and restrictions on the incurrence of additional indebtedness. At December 31, 2022, we were in compliance with the leverage ratio.
We are also party to short-term credit lines and overdraft facilities with HSBC Holdings plc, LCL and BNP Paribas. We are authorized to draw up to a maximum of €21.5 million ($22.9 million) in the aggregate under those short-term credit lines and overdraft facilities. As of December 31, 2022, we had not drawn on either of these facilities. Our banks have the ability to terminate such facilities on short notice.
Our cash and cash equivalents are invested primarily in demand deposit accounts and term deposits that primarily aim at preserving capital. Our cash, and cash equivalents at December 31, 2022 were held for working capital and general corporate purposes, which could include acquisitions, and amounted to $348.2 million as of December 31, 2022. The $(67.3) million decrease in cash and cash equivalents compared with December 31, 2021 primarily resulted from an increase of $256.0 million in cash from operating activities partially offset by a decrease of $(166.1) million in cash used for investing activities and a decrease of $(113.0) million in cash used for financing activities. In addition, the cash flows were also negatively impacted by $(44.1) million due to foreign exchange rates impact on our consolidated cash position in USD over the period. We do not enter into investments for trading or speculative purposes. Our policy is to invest any cash in excess of our immediate requirements in investments designed to preserve the principal balance and provide liquidity. Accordingly, our cash and cash equivalents are invested primarily in demand deposit accounts and term deposit accounts
Furthermore, Criteo had financial liquidity of approximately $835.0 million, including its cash position, short term investments and its Revolving Credit Facility as of December 31, 2022. Overall, we believe that our current financial liquidity, combined with our expected cash-flow generation in 2023, enables financial flexibility and the meeting of all material contractual obligations.

We have also reserved $100m in cash (classified as Restricted cash on our Consolidated Statements of Financial Position) to fund the earn-out liability obligations, resulting from the Iponweb acquisition. (see Note 2)

Share buy-back programs
In December 2021, we completed a $100 million share repurchase program. In 2022, we completed an additional $136 million share repurchase.
All above programs have been implemented under our multi-year authorization granted by Board of Directors. On December 7, 2022, this authorization was extended to a total amount of $480 million. Other than these repurchase programs, we intend to retain all available funds and any future earnings to fund our growth.
Operating and Capital Expenditure Requirements
In 2022, 2021 and 2020, our actual capital expenditures were $55.8 million, $53.0 million and $65.5 million respectively, primarily related to the acquisition of data center and server equipment, and internal IT systems. We expect our capital expenditures to remain at, or slightly below, 4% of revenue for 2023, as we plan to continue to build, reshape and maintain additional data center equipment capacity in all regions and increase our investments supporting our new work from home policy as part of our office right sizing program.
On August 1st, 2022 we entered into a definitive purchase agreement which resulted in the Iponweb acquisition for $(135.5) million of cash consideration paid. In 2021 we acquired all of the outstanding shares of Doobe In Site Ltd. ("Mabaya"), financed by available cash resources.
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
Historical Cash Flows
The following table sets forth our cash flows for 2022, 2021 and 2020 :

	Year Ended December 31,
	2022	2021	2020
	(in thousands)

Cash flows provided by operating activities	$255,985	$220,913	$185,356
Cash used in investing activities	(166,119)	(76,367)	(101,093)
Cash used for financing activities	$(113,044)	$(80,117)	$(57,747)
Our cash and cash equivalents at December 31, 2022 were held for working capital and general corporate purposes, which could include acquisitions. The decrease in cash and cash equivalents compared with December 31, 2021, primarily resulted from an increase of $256.0 million in cash flows from operating activities fully offset by a decrease of $(166.1) million in cash flows used for investing activities and a decrease of $(113.0) million in cash flows used for financing activities.

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
In 2022, net cash flows provided by operating activities were $256.0 million and consisted of net income of $10.9 million, $185.0 million in adjustments for non-cash and non-operating items and $60.1 million of cash flows from working capital. Adjustments for non-cash and non-operating items primarily consisted of depreciation and amortization expense of $150.3 million, equity awards compensation expense of $65.0 million, changes in deferred tax assets of $3.6 million, partially offset by $(11.0) million of accrued income taxes net of income tax paid and $(22.9) million of other non-cash and non-operating items. In 2022, our cash generated by operating activities benefited from strong working capital leverage, largely due to the impact from strong collections, in particular Iponweb, which has favorable seasonality in the fourth quarter.
The $60.1 million increase in cash resulting from changes in working capital primarily consisted of a $0.7 million decrease due to changes in operating lease liabilities and right of use assets, a $(14.7) million increase in other current assets (including prepaid expenses and VAT receivables) and a $(41.9) million increase in accounts receivable partially offset by a $(17.9) million decrease in accrued expenses such as payroll and payroll related expenses and VAT payables and a $133.8 million increase in accounts payable mainly due to seasonality.
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
In 2022, net cash flows used in investing activities were $166.1 million and consisted of $55.8 million for purchases of servers and other data-center equipment and capitalized software development costs, $138.0 million for business acquisitions and $27.8 million change in other non-current financial assets resulting from investments in Marketable Securities (see Note 4).
In 2021, net cash flows used in investing activities were $76.4 million and consisted of $53.0 million for purchases of servers and other data-center equipment and capitalized software development costs, $10.4 million for business acquisitions and $12.9 million change in other non-current financial assets resulting from investments in Marketable Securities (see Note 4).
In 2020, net cash flows used in investing activities were $101.1 million and consisted of $65.5 million for purchases of servers and other data-center equipment, $1.2 million for business acquisitions and $34.4 million change in other non-current financial assets resulting from investments in Marketable Securities (see Note 2 and 3).
Financing Activities
In 2022, net cash used in financing activities was $113.0 million mainly resulting from the $135.7 million impact from our share repurchase program, partially offset by $21.9 million change relating to the recognition of a positive impact of foreign exchange reevaluations net of related hedging and $1.0 million proceeds from stock-options exercises.
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

C.    Off-balance Sheet Arrangements.
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

D.    Tabular Disclosure of Contractual Obligations.
Our principal commitments consist of non-cancelable operating leases for our various office facilities and data centers, and other contractual commitments consisting of obligations to our hosting services providers, and providers of software as a service.
The following table discloses aggregate information about material contractual obligations and periods in which payments were due as of December 31, 2022. Future events could cause actual payments to differ from these estimates.

	Less than 1 year	1 to 5 years	More than 5 years	Total
	(in thousands of U.S. Dollars)
Operating Leases	33,920	58,459	19,665	112,044
Other purchase obligations	55,770	8,506	—	64,276
Total	$89,690	$66,965	$19,665	$176,320

E.    Trend Information.
Key Metrics
We review three key metrics to help us monitor the performance of our business and to identify trends affecting our business. These key metrics include number of clients, Contribution ex-TAC, and Adjusted EBITDA. We believe these metrics are useful to understanding the underlying trends in our business. The following table summarizes our key metrics for 2022, 2021 and 2020.

	Year Ended December 31,
	2022	2021	2020
	(in thousands, except number of clients)

Number of clients	21,600	21,745	21,460
Contribution ex-TAC	$928,224	$920,795	$825,046
Adjusted EBITDA	$267,299	$322,495	$250,995

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
Contribution ex-TAC
Contribution ex-TAC as a profitability measure akin to gross profit. It is calculated by deducting traffic acquisition costs from revenue and reconciled to gross profit through the exclusion of other cost of revenue. Contribution ex-TAC is not a measure calculated in accordance with U.S. GAAP. Contribution ex-TAC because it is a key measure used by our management and board of directors to evaluate operating performance, generate future operating plans and make strategic decisions. In particular, we believe that this measure can provide useful measures for period-to-period comparisons of our business. Accordingly, we believe that Contribution ex-TAC provides useful information to investors and others in understanding and evaluating our results of operations in the same manner as our management and board of directors. Please see above for a discussion of the limitations of Contribution ex-TAC and a reconciliation of Contribution ex-TAC to gross profit, the most comparable U.S. GAAP measure in the Non-GAAP Financial Measures section of this filing.
Our management views our Contribution ex-TAC as a key measure to evaluate, plan and make decisions on our business activities and sales performance. In particular, we believe this can provide a useful measure for period-to-period comparisons of our business. Accordingly, we believe that Contribution ex-TAC provides useful information to investors and others in understanding and evaluating our results of operations in the same manner as our management and board of directors. Contribution ex-TAC is not a measure calculated in accordance with U.S. GAAP. Please see above for a discussion of the limitations of Contribution ex-TAC and a reconciliation of Contribution ex-TAC to gross profit, the most comparable U.S. GAAP measure, for 2021 and 2022.

Adjusted EBITDA
Adjusted EBITDA represents our consolidated earnings before financial income (expense), income taxes, depreciation and amortization, adjusted to eliminate the impact of equity awards compensation expense, pension service costs, certain restructuring, integration and transformation costs, certain acquisition costs and a loss contingency related to a regulatory matter. Adjusted EBITDA is not a measure calculated in accordance with U.S. GAAP. Adjusted EBITDA is a key measure used by our management and board of directors to understand and evaluate our core operating performance and trends, to prepare and approve our annual budget and to develop short-term and long-term operational plans. In particular, we believe that the elimination of equity awards compensation expense, pension service costs, certain restructuring, integration and transformation costs, certain acquisition costs and a loss contingency related to a regulatory matter in calculating Adjusted EBITDA can provide a useful measure for period-to-period comparisons of our business,
Accordingly, we believe that Adjusted EBITDA provides useful information to investors and others in understanding and evaluating our results of operations in the same manner as our management and board of directors. Adjusted EBITDA is not a measure calculated in accordance with U.S. GAAP. Please see above for a discussion of the limitations of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to net income, the most comparable U.S. GAAP measure in the Non-GAAP Financial Measures section of this filing.
Highlights and Trends
Contribution ex-TAC
Our Contribution ex-TAC for 2022 was $928 million, a 10% increase over 2021, at constant currency. This performance was driven by growth in Retail Media and Commerce Audiences, offsetting lower Retargeting. It also reflects significant headwinds from foreign exchange rates and the wind down of operations in Russia. We are focused on maximizing our Contribution ex-TAC on an absolute basis. We believe this focus builds sustainable long-term value for our business by fortifying a number of our competitive strengths, including access to digital advertising inventory, breadth and depth of data and continuous improvement of the Criteo AI Engine’s performance, allowing us to deliver more relevant advertisements at scale.

Our Adjusted EBITDA for 2022 was $267.3 million, a (17)% decrease over 2021. Our decrease in Adjusted EBITDA for 2022 compared to 2021 was primarily the result of the 1% increase in Contribution ex-TAC over the period, partly offset by a 11% increase in our Non-GAAP operating expenses. This drove a 29% adjusted EBITDA margin in 2022. Our 2022 investments in the strategic growth areas of our business, such as Retail Media, our first-party media network, acquisition solutions, video, Connected TV and Commerce Insights to accelerate growth drove a lower Adjusted EBITDA margin as a percentage of Contribution ex-TAC compared to 2021. Over time, we expect to continue to invest in the growth areas of our business and to maintain a healthy profitability as we continue to deliver sustainable revenue growth and as we benefit from operating leverage, rightsizing our cost base and continued discipline in our expense management. Adjusted EBITDA is not a measure calculated in accordance with U.S. GAAP. Please see above for a discussion of the limitations of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to net income, the most comparable U.S. GAAP measure.

Number of Clients
Since our inception, we have significantly grown the number of clients with which we do business. We had close to 22,000 clients as of December 31, 2022, flat compared to our client base as of December 31, 2021. In recent years, the expansion of our clients has been driven our global footprint and our commercial expansion in existing markets, our continued development of large clients in the Retail vertical, especially in ecommerce, our expansion of midmarket clients and our penetration into the consumer brand vertical through some of our Criteo Retail Media offerings. We believe that our ability to increase our number of clients is a leading indicator of our ability to grow revenue over time. We expect to continue to focus our attention and investment on further growing our client base across all regions, client categories and verticals, with continued strong focus on ecommerce.
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

We define client retention rate as the percentage of live clients during the previous quarter that continued to be live clients during the current quarter. This metric is calculated on a quarterly basis, and for annual periods, we use an average of the quarterly metrics. We define a live client as a client whose advertising campaign has or had been generating revenue for us on any day over the relevant measurement period. In each of 2022, 2021 and 2020, our client retention rate was approximately 90%.
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

F.    Safe Harbor.
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
The information required by Item 8 is set forth on pages F-1 through F-50 of this Form 10-K.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
There have been no changes in our independent registered public accounting firm, Deloitte & Associés, or disagreements with our accountants on matters of accounting and financial disclosure.
Item 9A.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Criteo carried out an evaluation as of December 31, 2022, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Disclosure controls and procedures are controls and other procedures designed to reasonably assure that information required to be disclosed in our reports filed or furnished under the Exchange Act, such as this Annual Report on Form 10-K, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.
Disclosure controls and procedures are also designed to reasonably assure that this information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure.
Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2022, our disclosure controls and procedures were effective to provide reasonable assurance.
Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Our management assessed, with the oversight of our board of directors, the effectiveness of our internal control over financial reporting as of December 31, 2022. In making this assessment, our management used the criteria established in the Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management has concluded that the Company's internal control over financial reporting was effective as of December 31, 2022. The effectiveness of the Company's internal control over financial reporting as of December 31, 2022 has been audited by Deloitte & Associés, our independent registered public accounting firm, as stated in its attestation report, which appears on page F-2 of this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that occurred during the quarter ended December 31, 2022, that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.
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

PART III
Item 10.    Directors, Executive Officers and Corporate Governance
The information required by this item (other than the information set forth in the next paragraph in this Item 10) will be included in our definitive proxy statement with respect to our 2023 Annual Meeting of Shareholders to be filed with the SEC, and is incorporated herein by reference.
We have adopted a Code of Business Conduct and Ethics (the "Code of Conduct") that is applicable to all of our employees, officers (including our chief executive and senior financial officers), directors, temporary workers and interns. The Code of Conduct is available on our website at criteo.investorroom.com under "Governance." The Audit Committee of our board of directors is responsible for overseeing the Code of Conduct and our board of directors is required to approve any waivers of the Code of Conduct for employees, executive officers and directors. We expect that any amendments to the Code of Conduct, or any waivers of its requirements required to be disclosed under the rules of the SEC or Nasdaq will be disclosed on our website.
Item 11.    Executive Compensation
The information called for by this item will be included in our definitive proxy statement with respect to our 2023 Annual Meeting of Shareholders to be filed with the SEC, and is incorporated herein by reference.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information called for by this item will be included in our definitive proxy statement with respect to our 2023 Annual Meeting of Shareholders to be filed with the SEC, and is incorporated herein by reference.
Item 13.    Certain Relationships and Related Transactions, and Director Independence
The information called for by this item will be included in our definitive proxy statement with respect to our 2023 Annual Meeting of Shareholders to be filed with the SEC, and is incorporated herein by reference.
Item 14.    Principal Accounting Fees and Services
The information called for by this item will be included in our definitive proxy statement with respect to our 2023 Annual Meeting of Shareholders to be filed with the SEC, and is incorporated herein by reference.

PART IV
Item 15.    Exhibits and Financial Statement Schedules
(a) Financial Statements
The financial statements listed in the accompanying Index to Consolidated Financial Statements on page F-1 are filed as part of this Form 10-K. All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(b) Exhibits

		Incorporated by Reference
Exhibit	Description	Schedule/ Form	File Number	Exhibit	File Date
2.1	Merger Agreement, dated as of October 3, 2016, by and among Criteo Corp., TBL Holdings, Inc., Hooklogic, Inc. and Fortis Advisors LLC	8-K	001-36153	2.1	October 4, 2016
2.2	Amended and Restated Framework Purchase Agreement, dated as of August 1, 2022, by and among the Company, Sellers, Mr. Ljubisa Bogunovic in his capacity as trustee of the “IW General Management Trust” and Mr. Boris Mouzykantskii	10-Q	001-36153	2.1	August 5, 2022
3.1	Updated By-laws (as of February 23, 2023) (English translation)	8-K	001-36153	3.1	February 24, 2023
4.1	Amended and Restated Deposit Agreement, dated as of December 28, 2021, among the Company, the Bank of New York Mellon, as depositary, and all owners and holders from time to time of American Depositary Shares issued thereunder	8-K	001-36153	4.1	December 29, 2021
4.2#	Agreement to Furnish Debt Instruments
4.3	Description of Registrant's Securities	10-K	001-36153	4.3	March 2, 2020
10.1†	Non-Compete Agreement between the registrant and each of Messrs. Rudelle, Le Ouay and Niccoli	F-1	333-191223	10.5	October 2, 2013
10.2†	2014 Stock Option Plan (including forms of Stock Option Grant Agreement and Exercise Notice)	S-8	333-197373	99.1	July 11, 2014
10.3†	Amended 2016 Stock Option Plan (including forms of Stock Option Grant Agreement and Exercise Notice) (English Translation)	S-8	333-258256	99.1	July 29, 2021
10.4†	Summary of BSA Terms and Conditions	10-K	001-36153	10.7	February 29, 2016
10.5†	Form of BSA Grant Document (English translation)	10-K	001-36153	10.9	March 1, 2017
10.6†	Summary of BSPCE Plan	F-1	333-191223	10.8	September 18, 2013
10.7†	Form of BSPCE Grant Document (English translation)	F-1	333-191223	10.11	September 18, 2013

		Incorporated by Reference
Exhibit	Description	Schedule/ Form	File Number	Exhibit	File Date
10.8†	Amended and Restated 2015 Time-Based Restricted Stock Units Plan (including form of Grant Letter) (English Translation)	S-8	333-258256	99.2	July 29, 2021
10.9†	Amended and Restated 2015 Performance-Based Restricted Stock Units Plan (including form of Grant Letter) (English Translation)	S-8	333-258256	99.3	July 29, 2021
10.10†	Criteo Executive Bonus Plan	10-K	001-36153	10.15	February 29, 2016
10.11†	Offer Letter between the Registrant and Sarah Glickman, dated August 27, 2020	8-K	001-36153	10.1	September 3, 2020
10.12†	Amendment to Offer Letter between Criteo Corp. and Sarah Glickman, dated August 27, 2020	10-Q	001-36153	10.1	May 5, 2021
10.13†	Amendment to Offer Letter between Criteo Corp. and Sarah Glickman, dated as of March 16, 2022	10-Q	001-36153	10.1	May 5, 2022
10.14	Amendment and Restatement Agreement, dated as of March 29, 2017, by and among the registrant, as borrower, and BNP Paribas, Crédit Lyonnais (LCL), HSBC France, Natixis and Société Générale Corporate & Investment Banking	8-K	001-36153	4.1	March 30, 2017
10.15	Form of Offer to Directors, Officers or Specifically Designated Persons to Subscribe Liability Insurance and Provide Indemnification	10-K	001-36153	10.22	March 1, 2019
10.16†	Management Agreement between the registrant and Megan Clarken, dated October 2, 2019	8-K	001-36153	10.1	October 30, 2019
10.17†	Amendment to Management Agreement between the registrant and Megan Clarken, dated November 22, 2019	10-K	001-36153	10.18	March 2, 2020
10.18†	Employment Agreement between the registrant and Ryan Damon, dated August 1, 2018	10-K	001-36153	10.19	March 2, 2020
10.19†	Amendment to Executive Employment Agreement between Criteo Corp. and Ryan Damon, dated as of March 16, 2022	10-Q	001-36153	10.2	May 5, 2022

Incorporated by Reference
Exhibit	Description	Schedule/ Form	File Number	Exhibit	File Date
10.20	Multicurrency Revolving Facility Agreement, dated as of September 27, 2022, among the Company, certain of its subsidiaries, the lenders party thereto from time-to-time, BNP Paribas, Crédit Lyonnais (LCL), HSBC Continental Europe and Société Générale, as bookrunners and mandated lead arrangers, Bank of Montreal Europe PLC, Citibank N.A., London Branch and Crédit Industriel et Commercial (CIC), as mandated lead arrangers, BNP Paribas, as coordinator and documentation agent, Société Générale, as agent, and Société Générale and HSBC Continental Europe, as sustainability coordinators	8-K	001-36153	10.1	September 28, 2022
21.1#	List of Subsidiaries
23.1#	Consent of Deloitte & Associés
31.1#	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2#	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
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

CRITEO S.A.

February 24, 2023	By:	/s/ Megan Clarken
Megan Clarken
Chief Executive Officer
POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Megan Clarken her or his attorney-in-fact, each with the power of substitution, for her or him in any and all capacities, to sign any amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitutes, may do or cause to be done by virtue of hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated below.

Signature	Title	Date

/s/ Megan Clarken	Chief Executive Officer and Director (Principal Executive Officer)	February 24, 2023
Megan Clarken

/s/ Sarah Glickman	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 24, 2023
Sarah Glickman

/s/ Nathalie Balla	Director	February 24, 2023
Nathalie Balla

/s/ Marie Lalleman	Director	February 24, 2023
Marie Lalleman

/s/ Edmond Mesrobian	Director	February 24, 2023
Edmond Mesrobian

/s/ Hubert de Pesquidoux	Director	February 24, 2023
Hubert de Pesquidoux

/s/ Rachel Picard	Director	February 24, 2023
Rachel Picard

/s/ James Warner	Director	February 24, 2023
James Warner

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Criteo S.A.

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of financial position of Criteo S.A. and subsidiaries (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2023, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Critical Audit Matter

The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Revenue — Refer to Note 1 to the financial statements

Critical Audit Matter Description

The Company’s Marketing Solutions revenue consists of selling personalized display advertisements featuring product-level recommendations either directly to clients or to advertising agencies. This is primarily achieved by converting the Company’s clients’ website visitors into customers, enabling the Company to charge its clients when users engage with an ad the Company delivers, either by clicking on it (cost-per-click basis), or through installing an application by clicking on an ad that the Company delivers (cost-per-install). Because of the nature of the Company’s revenue, which is made up of a significant volume of low-dollar value transactions, sourced from multiple databases and other tools, the Company uses highly automated systems to process and record its revenue transactions.

We identified Marketing Solution revenue as a critical audit matter because the Company’s systems to process and record its revenue transactions are highly automated and thus required significantly more involvement and effort from our information technology (IT) internal specialist team to identify, test, and evaluate the Company’s system, software applications, and automated controls.

How the Critical Audit Matter Was Addressed in the Audit

With the assistance of our IT specialists and Data specialists, our audit procedures related to the Company’s system to process and record its revenue transactions included the following:

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

Business combinations – Fair Value of Acquired Technologies — Refer to Notes 2 and 8 to the financial statements

Critical Audit Matter Description

The Company completed the acquisition of Iponweb Holding Limited for $290.2 million on August 1, 2022. The Company accounted for the transaction under the acquisition method of accounting for business combinations. Accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their respective fair values, including technologies intangible assets of $90.2 million. Management estimated the fair value of the technologies intangible assets using the multi-period excess earnings method and the relief-from-royalty method, depending on the technology being valued. The determination of the fair value of the technologies intangibles assets required management to make significant estimates and assumptions related to forecasts of future revenue, EBITDA margin, and the selection of the discount rate and of the royalty rate.

We identified the fair value of acquired technologies from Iponweb Holding Limited as a critical audit matter because of the significant estimates and assumptions management makes to fair value these assets. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists, when performing audit procedures to evaluate the reasonableness of management’s estimates and assumptions related to forecasts of future revenues, EBITDA margin, and the selection of the discount rate and of the royalty rate.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to forecasts of future revenues, EBITDA margin, and the selection of the discount rate and of the royalty rate for the acquired technologies included the following, among others:

•We tested the effectiveness of controls over the valuation of the technologies intangible asset, including management’s controls over forecasts of future revenues, EBITDA margin, and the selection of the discount rate and of the royalty rate.
•We assessed the reasonableness of management’s forecasts of future revenues and EBITDA margin by comparing the projections to historical results.
•With the assistance of our fair value specialists, we evaluated the reasonableness of the (1) valuation methodology, (2) discount rate, including testing the source information underlying the determination of the discount rate, testing the mathematical accuracy of the calculation, and developing a range of independent estimates and comparing those to the discount rate selected by management and (3) royalty rate, including evaluating the consistency of the royalty rate selected with external market and industry data.
•We evaluated whether the estimated future revenues were consistent with evidence obtained in other areas of the audit.

/s/ Deloitte & Associés

Paris-La Défense, France
February 24, 2023

We have served as the Company's auditor since 2011.

F-4

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Criteo S.A.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Criteo S.A. and subsidiaries (the “Company”) as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2022 of the Company and our report dated February 24, 2023, expressed an unqualified opinion on those financial statements.

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

/s/ Deloitte & Associés

Paris-La Défense, France
February 24, 2023
F-5

Criteo S.A. and subsidiaries
Consolidated Statements of Financial Position

		Year Ended December 31,
	Notes	2022	2021
Assets		(in thousands)
Current assets:
Cash and cash equivalents	4	$348,200	$515,527
Trade receivables, net of allowances of $47.8 million and $45.4 million as of December 31, 2022 and December 31, 2021, respectively.	5	708,949	581,988
Income taxes		23,609	8,784
Other taxes		78,274	73,388
Other current assets	6	51,866	34,182
Restricted cash - current portion	4	25,000	—
Marketable securities - current portion		25,098	50,299
Total current assets		1,260,996	1,264,168
Property, plant and equipment, net	7	131,207	139,961
Intangible assets, net	8	175,983	82,627
Goodwill	9	515,140	329,699
Right of use asset - operating lease	11	102,176	120,257
Restricted cash - non-current portion	4	75,000	—
Marketable securities - non current portion		—	5,000
Non-current financial assets		5,928	6,436
Other non - current assets		50,818	—
Deferred tax assets	17	31,646	35,443
Total non current assets		1,087,898	719,423
Total assets		$2,348,894	$1,983,591
Liabilities and shareholders' equity
Current liabilities:
Trade payables		$742,918	$430,245
Contingencies - current portion	19	65,759	3,059
Income taxes		13,037	6,641
Financial liabilities - current portion	10	219	642
Lease liability - operating - current portion	11	31,003	34,066
Other taxes		58,031	60,236
Employee-related payables		85,569	98,136
Other current liabilities	12	83,457	39,523
Total current liabilities		1,079,993	672,548
Deferred tax liabilities	17	3,463	3,053
Retirement benefit obligation		3,708	5,531
Financial liabilities - non current portion	10	74	360
Lease liability - operating - non current portion	11	77,536	93,893
Contingencies - non-current portion	19	33,788	—
Other non-current liabilities	12	69,226	9,886
Total non-current liabilities		187,795	112,723
Total liabilities		1,267,788	785,271
Commitments and contingencies
Shareholders' equity:
Common shares, €0.025 per value, 63,248,728 and 65,883,347 shares authorized, issued and outstanding at December 31, 2021 and December 31, 2020, respectively.		2,079	2,149
Treasury stock, 5,985,104 and 5,207,873 shares at cost as of December 31, 2022 and December 31, 2021, respectively.		(174,293)	(131,560)
Additional paid-in capital		734,492	731,248
Accumulated other comprehensive income (loss)		(91,890)	(40,294)
Retained earnings		577,653	601,588
Equity - attributable to shareholders of Criteo S.A.		1,048,041	1,163,131
Non-controlling interests		33,065	35,189
Total equity		1,081,106	1,198,320
Total equity and liabilities		$2,348,894	$1,983,591
The accompanying notes form an integral part of these consolidated financial statements.

Criteo S.A. and subsidiaries
Consolidated Statements of Income

		Year Ended December 31,
	Notes	2022	2021	2020
		(in thousands, except share and per share data)

Revenue		$2,017,003	$2,254,235	$2,072,617

Cost of revenue
Traffic acquisition costs		(1,088,779)	(1,333,440)	(1,247,571)
Other cost of revenue		(133,024)	(138,851)	(137,028)
Gross profit		795,200	781,944	688,018

Operating expenses:
Research and development expenses		(187,596)	(151,817)	(132,513)
Sales and operations expenses		(377,996)	(325,616)	(330,285)
General and administrative expenses		(205,330)	(152,634)	(116,395)
Total operating expenses		(770,922)	(630,067)	(579,193)
Income from operations		24,278	151,877	108,825
Financial and Other Income (Expense)	16	17,783	1,939	(1,939)
Income before taxes		42,061	153,816	106,886
Provision for income taxes	17	(31,186)	(16,169)	(32,197)
Net income		$10,875	$137,647	$74,689

Net income available to shareholders of Criteo S.A.		$8,952	$134,456	$71,679
Net income available to non-controlling interests		$1,923	$3,191	$3,010

Net income allocated to shareholders per share:
Basic	18	$0.15	$2.21	$1.18
Diluted	18	$0.14	$2.09	$1.16

Weighted average shares outstanding used in computing per share amounts:
Basic	18	60,004,707	60,717,446	60,876,480
Diluted	18	62,760,197	64,231,637	61,818,593
The accompanying notes form an integral part of these consolidated financial statements.

Criteo S.A. and subsidiaries
Consolidated Statements of Comprehensive Income

	Year Ended December 31,
	2022	2021	2020
	(in thousands)
Net income	$10,875	$137,647	$74,689
Other comprehensive income (loss):
Foreign currency translation differences, net of taxes	(59,001)	(61,406)	53,213
Foreign currency translation differences	(59,001)	(61,406)	53,213
Income tax effect	—	—	—
Actuarial (losses) gains on employee benefits, net of taxes	2,969	1,205	4,692
Actuarial (losses) gains on employee benefits	3,311	1,374	5,214
Income tax effect	(342)	(169)	(522)
Comprehensive income (loss)	(45,157)	77,446	132,594
Attributable to shareholders of Criteo S.A.	(40,721)	81,302	130,821
Attributable to non-controlling interests	$(4,436)	$(3,856)	$1,773
The accompanying notes form an integral part of these consolidated financial statements.

Criteo S.A. and subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity

	Share capital		Treasury stock		Additional paid-in capital	Accumulated other comprehensive (loss) income	Retained earnings	Equity - attributable to shareholders of Criteo S.A.	Non controlling interests	Total equity
	(in thousands, except share data)
	(Common shares)		(Shares)
Balance at January 1, 2020	66,197,181	$2,158	(3,903,673)	$(74,900)	$668,389	$(40,105)	$451,725	$1,007,267	$30,721	$1,037,988
Net income	—	—	—	—	—	—	71,679	71,679	3,010	74,689
Other comprehensive income (loss)	—	—	—	—	—	56,133	—	56,133	1,773	57,906
Issuance of ordinary shares	231,784	8	—	—	1,928	—	—	1,936	—	1,936
Change in treasury stock	—	—	(1,728,863)	(14,570)	—	—	(29,017)	(43,587)	—	(43,587)
Shared-based compensation	—	—	—	—	26,913	—	—	26,913	188	27,101
Other changes in equity (1)	(156,859)	(5)	—	—	(4,066)	—	(3,028)	(3,199)	(147)	(3,346)
Balance at December 31, 2020	66,272,106	$2,161	(5,632,536)	$(85,570)	$693,164	$16,028	$491,359	$1,117,142	$35,545	$1,152,687
Net income	—	—	—	—	—	—	134,456	134,456	3,191	137,647
Other comprehensive income (loss)	—	—	—	—	—	(56,345)	—	(56,345)	(3,856)	(60,201)
Issuance of ordinary shares	1,109,950	32	—	—	25,441	—	—	25,473	—	25,473
Change in treasury stock (2)	(1,498,709)	(44)	424,663	(45,990)	(29,782)	—	(24,227)	(100,043)	—	(100,043)
Shared-based compensation	—	—	—	—	42,425	—	—	42,425	309	42,734
Other changes in equity	—	—	—	—	—	23	—	23	—	23
Balance at December 31, 2021	65,883,347	$2,149	(5,207,873)	$(131,560)	$731,248	$(40,294)	$601,588	$1,163,131	$35,189	$1,198,320
Net income	—	—	—	—	—	—	8,952	8,952	1,923	10,875
Other comprehensive income (loss)	—	—	—	—	—	(51,596)	—	(51,596)	(4,436)	(56,032)
Issuance of ordinary shares	97,767	2	—	—	429	—	—	431	—	431
Change in treasury stock (3)	(2,732,386)	(72)	(777,231)	(42,733)	(59,984)	—	(32,896)	(135,685)	—	(135,685)
Shared-based compensation	—	—	—	—	62,782	—	—	62,782	389	63,171
Other changes in equity	—	—	—	—	17	—	9	26	—	26
Balance at December 31, 2022	63,248,728	$2,079	(5,985,104)	$(174,293)	$734,492	$(91,890)	$577,653	$1,048,041	$33,065	$1,081,106

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
(3) On February 5, 2022 Criteo's Board of Directors extended a share repurchase program of up to $480.0 million of the Company's outstanding American Depositary Shares. The change in treasury stocks is comprised of 5,135,359 shares repurchased at an average price of $26.43 offset by 1,625,742 treasury shares used for RSUs vesting and 2,732,386 treasury shares cancelled.

The accompanying notes form an integral part of these consolidated financial statements.

Criteo S.A. and subsidiaries
Consolidated Statements of Cash Flows

	Year Ended December 31,
	2022	2021	2020
	(in thousands)
Net income	$10,875	$137,647	$74,689
Non-cash and non-operating items	185,029	124,879	154,629
Amortization and provisions	150,261	90,934	106,591
Equity awards compensation expense (1)	65,034	44,528	28,770
Net gain on disposal of non-current assets	(194)	1,965	2,714
Interest accrued and non-cash financial income and expenses	(259)	—	—
Change in uncertain tax positions	412	—	—
Net change in fair value of Earn-out	771	—	—
Change in deferred taxes	3,602	(18,642)	3,720
Change in income taxes	(10,952)	6,043	10,867
Other	(23,646)	51	1,967
Change in working capital related to operating activities	60,081	(41,613)	(43,962)
(Increase) / Decrease in trade receivables	(41,910)	(134,950)	(3,957)
Increase / (Decrease) in trade payables	133,792	82,691	(33,314)
(Increase) / Decrease in other current assets	(14,687)	(19,742)	(7,188)
Increase / (Decrease) in other current liabilities	(17,862)	33,033	6,261
Change in operating lease liabilities and right of use assets	748	(2,645)	(5,764)
Cash from operating activities	255,985	220,913	185,356
Acquisition of intangibles assets, property, plant and equipment	(84,796)	(54,983)	(67,287)
Change in accounts payable related to intangible assets, property, plant and equipment	28,951	1,973	1,818
Payment for businesses, net of cash acquired	(138,027)	(10,419)	(1,176)
Change in other financial non-current assets	27,753	(12,938)	(34,448)
Cash used for investing activities	(166,119)	(76,367)	(101,093)
Proceeds from borrowings under line-of-credit agreement	78,513	—	153,188
Repayment of borrowings	(78,513)	(1,249)	(167,344)
Proceeds from capital increase	1,028	25,196	1,727
Change in treasury stocks	(135,685)	(100,027)	(43,655)
Change in other financial liabilities	(265)	(4,037)	(1,663)
Other	21,878	—	—
Cash used for financing activities	(113,044)	(80,117)	(57,747)
Effect of exchange rate changes on cash and cash equivalents	(44,149)	(36,913)	42,732
Net increase (decrease) in cash and cash equivalents	(67,327)	27,516	69,248
Net cash and cash equivalents - beginning of period	515,527	488,011	418,763
Net cash and cash equivalents - end of period	$448,200	$515,527	$488,011
Supplemental disclosures of Cash Flow information
Cash paid for taxes, net of refunds	$(38,124)	$(28,767)	$(17,610)
Cash paid for interest, net of amounts capitalized	$(1,298)	$(1,486)	$(2,155)

(1) Of which $63.3 million and $42.7 million of equity awards compensation expense consisted of share-based compensation expense according to ASC 718 Compensation - stock compensation for the twelve month period ended December 31, 2022 and 2021, respectively.

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

		2022		2021
	Country	Voting rights	Ownership Interest	Voting rights	Ownership Interest	Consolidation Method
Parent company
Criteo S.A	France	100%	100%	100%	100%	Parent company
French subsidiaries
Criteo France SAS	France	100%	100%	100%	100%	Fully consolidated
Criteo Finance SAS(1)	France	—%	—%	100%	100%	Fully consolidated
Criteo Technology	France	100%	100%	100%	100%	Fully consolidated
Condigolabs SAS	France	40%	40%	40%	40%	Fully consolidated
Foreign subsidiaries
Criteo Ltd	United Kingdom	100%	100%	100%	100%	Fully consolidated
Criteo Corp.	United States	100%	100%	100%	100%	Fully consolidated
Madyourself Technologies, Inc.	United States	100%	100%	100%	100%	Fully consolidated
Doobe In Site Ltd.	Israel	100%	100%	100%	100%	Fully consolidated
Criteo GmbH	Germany	100%	100%	100%	100%	Fully consolidated
Criteo Nordics AB	Sweden	100%	100%	100%	100%	Fully consolidated
Criteo Korea Ltd.	Korea	100%	100%	100%	100%	Fully consolidated
Criteo KK	Japan	66%	66%	66%	66%	Fully consolidated
Criteo do Brasil Desenvolvimento De Serviços De Internet Ltda.	Brazil	100%	100%	100%	100%	Fully consolidated
Criteo BV	The Netherlands	100%	100%	100%	100%	Fully consolidated
Criteo Australia Pty Ltd	Australia	100%	100%	100%	100%	Fully consolidated
Criteo Srl	Italy	100%	100%	100%	100%	Fully consolidated
Criteo Advertising (Beijing) Co. Ltd	China	100%	100%	100%	100%	Fully consolidated
Criteo Singapore Pte. Ltd.	Singapore	100%	100%	100%	100%	Fully consolidated
Criteo LLC	Russia	100%	100%	100%	100%	Fully consolidated
Criteo Europa MM S.L.	Spain	100%	100%	100%	100%	Fully consolidated
Criteo España S.L.	Spain	100%	100%	100%	100%	Fully consolidated
Criteo Canada Corp.	Canada	100%	100%	100%	100%	Fully consolidated
Criteo Reklamcılık Hizmetleri ve Ticaret Anonim Şirketi	Turkey	100%	100%	100%	100%	Fully consolidated
Criteo MEA FZ-LLC	United Arab Emirates	100%	100%	100%	100%	Fully consolidated
Criteo India Private Limited	India	100%	100%	100%	100%	Fully consolidated
Gemini HoldCo, LLC	United States	100%	100%	100%	100%	Fully consolidated
Bidswitch GmbH	Switzerland	100%	100%	—%	—%	Fully consolidated
Bidswitch Inc.	United States	100%	100%	—%	—%	Fully consolidated
Iponweb GmbH	Switzerland	100%	100%	—%	—%	Fully consolidated
Iponweb GmbH	Deutschland	100%	100%	—%	—%	Fully consolidated
Iponweb Limited	United Kingdom	100%	100%	—%	—%	Fully consolidated
Iponweb Labs Limited	Cyprus	100%	100%	—%	—%	Fully consolidated
Iponweb Inc.	United States	100%	100%	—%	—%	Fully consolidated
The MediaGrid Inc.	United States	100%	100%	—%	—%	Fully consolidated
Iponweb Labs LLC	Armenia	100%	100%	—%	—%	Fully consolidated

(1) Merged with Criteo Technology

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
On an on-going basis, management evaluates its estimates, primarily those related to: (1) gross vs net assessment in revenue recognition (2) allowances for credit losses, (3) income taxes, (4) assumptions used in valuing acquired assets and assumed liabilities in business combinations, (5) assumptions used in the valuation of goodwill, intangible assets and leases, (6) assumptions used in the valuation model to determine the fair value of share-based compensation plan, (7) assumptions surrounding the recognition and valuation of contingent liabilities and losses.
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
Intangible Assets
Acquired intangible assets are accounted for at acquisition cost, less accumulated amortization. Acquired intangible assets are composed of technology and customer relationships amortized on a straight-line basis over their estimated useful lives comprised between three and nine years. Intangible assets are reviewed for impairment whenever events or changes in circumstances such as, but not limited to, significant declines in revenue, earnings or cash flows or material adverse changes in the business climate indicate that the carrying amount of an asset may be impaired.
Intangible assets also include costs to develop software to be used solely to meet internal needs and cloud based applications used to deliver our services. We capitalize development costs related to these software applications once the preliminary project stage is complete and it is probable that the project will be completed and the software will be used to perform the function intended. Amortization of these costs begins when assets are placed in service and is calculated on a straight-line basis over the assets’ useful lives, generally estimated at three years.

Cloud computing arrangements (“CCAs”), such as software as a service and other hosting arrangements, are evaluated for capitalized implementation costs in a similar manner as capitalized software development costs. If a CCA includes a software license, the software license element of the arrangement is accounted for in a manner consistent with the acquisition of other software licenses. If a CCA does not include a software license, the service element of the arrangement is accounted for as a service contract. The Company capitalizes certain implementation costs for its CCAs that are service contracts, which are included in other current assets. The Company amortizes capitalized implementation costs in a CCA over the life of the service contract.
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
Goodwill is not amortized and is tested for impairment at least annually or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The Company has determined that it operates as three single reporting units and has selected December 31 as the date to perform its annual impairment test. Goodwill has been allocated to these three segments using a relative fair value allocation approach.

In the impairment assessment of its goodwill, the Company performs an impairment test, which involves assumptions regarding estimated future cash flows to be derived from the Company. The estimated future cash flows are used to derive the fair value of the reporting unit, which is then compared to its net book value, including goodwill . If these estimates or their related assumptions change in the future, the Company may be required to record impairment on these assets. If the net book value exceeds its implied fair value, then the Company would be required to recognize an impairment loss in the Consolidated Statement of Income.

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
Our leases typically contain options to renew, and/or early terminate the lease. Options have been included in the lease term if management has determined it is reasonably certain that they will be exercised, at lease commencement.
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
We chose to use certain practical expedients upon adaption of ASC 842 including:
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
Derivative financial instruments
We buy and sell derivative financial instruments in order to manage and reduce our exposure to the risk of exchange rate fluctuations. We deal only with major financial institutions. Financial instruments may only be classified as hedges when we can demonstrate and document the effectiveness of the hedging relationship at inception and throughout the life of the hedge. Generally, our derivatives are not designated as hedging instruments and mainly consist of forward buying contracts that we use to hedge intercompany transactions and other monetary assets or liabilities denominated in currencies other than the local currency of a subsidiary.
We recognize gains and losses on these contracts, as well as the related costs in the financial income (expense), net, along with the foreign currency gains and losses on monetary assets and liabilities.
We report the cash impact of the settlement of hedging derivatives in cash from (used for) financing activities in the consolidated statements of cash flows. This results in the cash flows from derivative instruments to be classified in the same category as the underlying cash flows.
Derivatives are considered level 2 financial instruments as they are measured using valuation techniques based on observable market data.
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
Cash, Cash Equivalents and Marketable Securities
Cash includes cash on deposit with banks and highly liquid investments such as demand deposits with banks. Cash equivalents include short-term, highly liquid investments, with a remaining maturity at the date of purchase of three months or less for which the risk of changes in value is considered to be insignificant. Highly liquid term deposits therefore meet the definition of cash equivalents.
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
The Company mitigates its credit risk with respect to accounts receivable by performing credit evaluations and monitoring agencies' and advertisers' accounts receivable balances. As of December 31, 2022 and 2021 no customer accounted for 10% or more of accounts receivable. During the years ended December 31, 2022, 2021 and 2020, no single customer represented 10% or more of revenue.
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
With respect to litigation, claims and non income tax risks, that may result in a provision to be recognized, we exercise significant judgment in measuring and recognizing provisions or determining exposure to contingent liabilities that are related to pending litigation, other outstanding claims and tax audits. These judgment and estimates are subject to change as new information becomes available.

 Revenue Recognition

We sell personalized display advertisements featuring product-level recommendations either directly to clients or to advertising agencies.
We have multiple pricing models which include percentage of spend models in addition to cost-per-click, cost-per-install and cost-per-impression pricing models.
Cost-per-click, cost-per-install and cost-per-impression pricing models
We recognize revenues when we transfer control of promised services directly to our clients in an amount that reflects the consideration to which we expect to be entitled to in exchange for those services.
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
Percentage of spend models
Criteo's Platform enables the buying and selling of retail media with an end-to-end, self-service platform geared toward our brand, agency and retailer customers and is priced using a percentage of spend model.
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
The total volume of spending between buyers and sellers on the Company's platform is referred to as working media spend. We charge both the brands and agencies and retailers a contractual fee, based on a percentage of working media spend, for the use of our platform. We recognize revenue when an ad is displayed or clicked on.
Criteo's Iponweb solutions offer an online trading platform through which supply partners can submit bid requests for media that they wish to sell, and demand partners can submit bids for media that they wish to buy through the operations of a dynamic, real-time exchange whereby media is sold to demand partners whose bids are selected by supply partners.
We generate revenues by charging demand or supply a percentage of total media spend traded through our solutions. We recognize revenue when an ad is displayed or clicked on.

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
We act either as principal or as agent in our Criteo Retail Media segment. For the arrangements related to transactions using our legacy Retail Media solutions, we consider that we act as principal, as we exercise significant control over the client’s advertising campaign. For arrangements related to transactions using our Platform, a self-service solution providing transparency, measurement and control to our brand, agency and retailer customers, we act as agent, because we (i) do not control the advertising inventory before it is transferred to our clients, (ii) do not have inventory risks because we do not purchase the inventory upfront and (iii) have limited discretion in establishing prices as we charge a platform fee based on a percentage of the digital advertising inventory purchased through the use of the platform. Therefore, we report the revenue earned and related costs incurred by the Platform solution on a net basis.
We act as agent in Iponweb provided solutions as we (i) do not control the advertising inventory before it is transferred to our clients, (ii) do not have inventory risks because we do not purchase the inventory upfront and (iii) have limited discretion in establishing prices as we charge a fee based on a percentage of the digital advertising inventory traded through our solutions. Therefore, we report the revenue earned and related costs incurred by the Iponweb solutions on a net basis.
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

For legacy solutions within Criteo Retail Media, we pay for the inventory of our retailer partners on a revenue sharing basis, effectively paying the retailers a portion of the click-based revenue generated by user clicks on the sponsored products advertisements or impressions on the commerce display advertisements displaying the products of our consumer brand clients. For Retail Media Platform solutions, revenue is recognized on a net basis, and there are no associated Traffic Acquisition Costs.
For solutions within Iponweb, revenue is recognized on a net basis, and there are no associated Traffic Acquisition Costs.
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
The French Research Tax Credit, Crédit d’Impôt Recherche (“CIR”), is a French tax incentive to stimulate research and development (“R&D”). Generally, the CIR offsets the income tax to be paid and the remaining portion (if any) can be refunded at the end of a three-fiscal year period. The CIR is calculated based on the claimed volume of eligible R&D expenditures by us. As a result, the CIR is presented as a deduction to “research and development expenses” in the Consolidated Statements of Income, as the CIR is not within the scope of ASC 740. We have exclusively claimed R&D performed in France for purposes of the CIR. As of December 31, 2022, we have offset $14.7 million of CIR tax credits against “research and development expenses” in our Consolidated Statements of Income.
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
Our chief operating decision-maker is our CEO. The CEO reviews Contribution ex-TAC, primarily at a family of solutions level, for the purposes of allocating resources and evaluating financial performance.
Contribution ex-TAC is Criteo's profitability measure and reflects the Company's gross profit plus other costs of revenue.
As of December 31, 2022, we have concluded that our operations constitute three operating and reportable segments: Marketing Solutions, Retail Media and Iponweb.
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

Accounting Pronouncements adopted in 2022

Effective January 1, 2022, we have adopted the Financial Accounting Standards Board ("FASB") Accounting Standards Update ("ASU") Government Assistance (Topic 832): Disclosure by Business Entities about Government Assistance (ASU 2021-10), which improves the transparency of government assistance received by most business entities by requiring the disclosure of: (1) the types of government assistance received; (2) the accounting for such assistance; and (3) the effect of the assistance on a business entity's financial statements. The impacts on our annual consolidated financial statements are limited as a result of adoption of this standard.
Recent Accounting Pronouncements

Accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s Consolidated Financial Statements upon adoption.

Note 2. Business Combinations

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
Purchase price. The purchase price, as per ASC 805, was $290.2 million (subject to approval and finalization of post-close purchase price adjustments) for the Iponweb business, out of which $61.2 million represents the fair value of the contingent consideration. This contingent consideration is payable in cash to the Sellers in an amount up to $100 million, conditioned upon the achievement of certain net revenue targets by the Iponweb business for the 2022 and 2023 fiscal years.
Separate compensation arrangement. The Company transferred Treasury shares with a fair value of $70.2 million to Iponweb's Sellers, subject to lock-up conditions. As these shares are subject to a lock-up period that expires in three installments on each of the first three anniversaries of the Iponweb Acquisition, unless the Founder's employment agreement is terminated under certain circumstances during the pendency of such lock-up period, the $70.2 million fair value was not included in the purchase price consideration above and will be accounted for separately from the business combination as a stock compensation expense. See Note 15 for further discussion.

Financing. The acquisition was financed by available cash resources, and in connection with the Acquisition, the Company drew down €50.0 million ($51.1 million) for a one-month period on its then-current revolving credit facility (repaid prior to the quarter-immediately proceeding the acquisition) to provide additional liquidity.
Assets acquired and liabilities assumed. The transaction was accounted for as a business acquisition. We have completed the preliminary purchase price allocation and we expect to finalize this analysis within one year from the Acquisition Date.
On the Acquisition Date, assets acquired and liabilities assumed by major asset class before purchase price allocation are as follow:

Estimated fair values
(in millions)
Cash and cash equivalents	$93.3
Trade receivables	100.7
Other current assets	1.1
Technology	90.2
Customer relationships	7.2
Other non-current assets	59.0
Trade Payables	(191.5)
Other current liabilities	(3.1)
Other non-current liabilities	(54.3)
Net assets acquired	$102.6

Developed technology represents the estimated fair value of the features underlying the Iponweb products as well as the platform providing services to Iponweb customers. Customer relationships represent the estimated fair value of the underlying relationships with Iponweb customers, including the fair value of unbilled and unrecognized contracts yet to be fulfilled. The estimated useful lives of technologies acquired and customer relationships are four and nine years, respectively.

In the Iponweb business's opening balance sheet, Criteo recognized a $17.6 million liability related to the Iponweb business's uncertain tax positions in accordance with ASC 740. The Company also recognized a $33.7 million provision in connection with the Iponweb business, accounted for under ASC 450 Contingencies. As part of the Acquisition, the Sellers agreed to indemnify Criteo for losses related to certain liabilities, up to an amount of $50.0 million. As such, we have recognized an indemnification asset of $50.0 million which is recorded as part of "Other non-current assets" on the consolidated statement of financial position.

Preliminary goodwill. The Company is assessing the fair value estimate of assets acquired and liabilities assumed as part of the Iponweb Acquisition, based on facts and circumstances that existed as of the Acquisition Date. This measurement period will not exceed one year from the Acquisition Date. The excess of the purchase price over the fair value of net assets acquired is allocated to goodwill. The preliminary goodwill of $187.6 million is primarily attributable to synergies expected to be realized from leveraging our technological capabilities and from the existence of an assembled workforce.
Our fair value estimate of assets acquired and liabilities assumed is pending the completion of certain items including the final determination of the purchase price. Accordingly, there could be adjustments to our consolidated financial statements, including changes in our amortization expense related to the valuation of intangible assets and their respective useful lives, among other adjustments.
Acquisition costs. Acquisition related costs of $1.1 million and $12.58 million were recorded within general and administrative expenses on the consolidated statements of comprehensive income for the three and twelve months ended December 31, 2022, respectively.
Impact on profit and loss. The Company's consolidated statements of operations for the twelve months ended December 31, 2022 includes Iponweb's revenues of $52.2 million and pretax income (loss) of $2.9 million for the period from the Acquisition Date to December 31, 2022.
On a pro-forma basis, assuming the Acquisition occurred on January 1, 2021, Criteo's consolidated pro-forma revenue and net income or loss would have been as follows:

	Pro Forma Consolidated Statement of Operations Data
	Three Months Ended		Twelve months ended
	December 31, 2022	December 31, 2021	December 31, 2022	December 31, 2021
	(in thousands)
Revenue	$565,565	$685,396	$2,078,109	$2,356,377
Net Income (loss)	15,400	69,820	(2,502)	$117,012
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

Segment operating results, Contribution ex-TAC, is Criteo's segment profitability measure and reflects our gross profit plus other costs of revenue.
The following table shows revenue by reportable segment:

	Year Ended December 31,
	2022	2021	2020
	(in thousands)
Marketing Solutions	$1,762,517	$2,007,239	$1,806,431
Retail Media	202,317	246,996	266,186
Iponweb	52,169	—	—
Total Revenue	$2,017,003	$2,254,235	$2,072,617

The following table shows Contribution ex-TAC by reportable segment and its reconciliation to the Company’s Consolidated Statements of Operation:

	Year Ended December 31,
	2022	2021	2020
	(in thousands)
Contribution ex-TAC
Marketing Solutions	$714,695	796,152	746,751
Retail Media	161,360	124,643	78,295
Iponweb	52,169	—	—
	$928,224	$920,795	$825,046

Other costs of sales	(133,024)	(138,851)	(137,028)
Gross profit	$795,200	$781,944	$688,018
Operating expenses
Research and development expenses	(187,596)	(151,817)	(132,513)
Sales and operations expenses	(377,996)	(325,616)	(330,285)
General and administrative expenses	(205,330)	(152,634)	(116,395)
Total Operating expenses	(770,922)	(630,067)	(579,193)

Income from operations	$24,278	$151,877	$108,825
Financial and Other Income (Expense)	17,783	1,939	(1,939)
Income before tax	$42,061	$153,816	$106,886
The Company's CODM does not review any other financial information for our three segments, other than Contribution ex-TAC, at the reportable segment level.

Note 4. Cash, Cash Equivalents, Marketable Securities and Restricted Cash
Fair value measurements

	As of December 31, 2022
	Cash and Cash Equivalent	Marketable Securities
	(in thousands)
Cash	282,293	$—
Level 2
Term deposits and notes	65,907	25,098
Total	$348,200	$25,098

	As of December 31, 2021
	Cash and Cash Equivalent	Marketable Securities
	(in thousands)
Cash	378,299	$—
Level 2
Term deposits and notes	137,228	55,299
Total	$515,527	$55,299
Interest-bearing bank deposits are considered level 2 financial instruments as they are measured using valuation techniques based on observable market data.
The fair value of term deposits approximates their carrying amount given the nature of the investments, its maturities and expected future cash flows.

Marketable Securities

The following table presents for each reporting period, the breakdown of marketable securities:

	December 31, 2022	December 31, 2021

	(in thousands)
Securities Available-for-sale
Term Deposits	$—	$22,652
Securities Held-to-maturity
Term Deposits	$25,098	$32,647
Total	$25,098	$55,299
The gross unrealized gains or (loss) on our marketable securities were not material as of December 31, 2022.
For our marketable securities, the fair value approximates the carrying amount, given the nature of the term deposit and the maturity of the expected cash flows. The term deposit is considered a level 2 financial instruments as it is measured using valuation techniques based on observable market data.
The following table classifies our marketable securities by contractual maturities:

	Held-to-maturity	Available-for-sale
	December 31, 2022

	(in thousands)
Due in one year	$25,098	$—
Due in one to five years	$—	$—
Total	$25,098	$—

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

	December 31, 2022	December 31, 2021

	(in thousands)

Restricted cash – current	$25,000	$—
Restricted cash – non-current	$75,000	$—
Total	$100,000	$—

Note 5. Trade Receivables
The following table shows the breakdown in trade receivables net book value for the presented periods:

	Year Ended December 31,
	2022	2021
	(in thousands)
Trade accounts receivables	$756,741	$627,379
(Less) Allowance for doubtful accounts	(47,792)	(45,391)
Net book value at end of period	$708,949	$581,988
Changes in allowance for doubtful accounts are summarized below:

	Year Ended December 31,
	2022	2021	2020
		(in thousands)
Balance at beginning of period	$(45,391)	$(39,899)	$(16,068)
Allowance for credit losses through retained earnings (*)	—	—	(3,522)
Provision for doubtful accounts	(18,641)	(14,433)	(30,818)
Write-off, net of recoveries	19,370	7,485	11,555
Increase due to acquisition	(4,733)	—	—
Currency translation adjustment	1,603	1,456	(1,046)
Balance at end of period	$(47,792)	$(45,391)	$(39,899)
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
During the twelve month period ended December 31, 2022, the Company recovered $3.2 million, previously reserved for, and accounted for this as a reversal of provision. Increase due to acquisition includes $(4.7) million related to the Iponweb acquisition.
Credit risk is defined as an unexpected loss in cash and earnings if the client is unable to pay its obligations in due time. We perform internal ongoing credit risk evaluations of our clients. When a possible risk exposure is identified, we require prepayments or impair Customer credit.
As of December 31, 2022 and 2021, no customer accounted for 10% or more of trade receivables.

Note 6. Other Current Assets
The following table shows the breakdown in other current assets net book value for the presented periods:

	Year Ended December 31,
	2022	2021
	(in thousands)
Prepayments to suppliers	$12,421	$9,640
Other debtors	6,768	9,259
Prepaid expenses	24,549	15,283
Other current assets	8,128	—
Total	51,866	34,182
Prepaid expenses mainly consist of costs related to SaaS arrangements.

Note 7. Property and Equipment, Net
Major classes of property and equipment were as follows (in thousands)

	As of December 31,
	2022	2021
Computer equipment	292,246	340,404
Furniture and fixtures	8,629	7,408
Construction in progress (1)	47,534	13,397
Leasehold improvements	12,968	13,432
Gross book value at end of period	361,377	374,641
Less: Accumulated depreciation	(230,170)	(234,680)
Net book value at end of period	$131,207	$139,961
(1) includes leasehold improvements projects which are not yet ready for the intended use.
Depreciation expense for 2022 and 2021 was 55.6 million and 65.8 million, respectively.
For the years ended December 31, 2022 and 2021 there were no impairment charges to property and equipment.

Note 8. Intangible assets
Changes in net book value during the presented periods are summarized below:

	December 31, 2022			December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Software	$63,218	$(53,228)	$9,990	$73,924	$(55,362)	$18,562
Acquired technology	153,410	(62,492)	90,918	60,904	(49,434)	11,470
Acquired customer relationship	97,419	(66,003)	31,416	91,365	(58,077)	33,288
Internally developed software in progress	43,659	—	43,659	19,307	—	19,307
Total intangible assets, net	357,706	(181,723)	175,983	245,500	(162,873)	82,627
Amortization expense was 33.4 million, 22.6 million, and 24.9 million for the year ended December 31, 2022, 2021 and 2020, respectively. Software mainly consists of internally developed software.
As of December 31, 2022, expected amortization expense for intangible assets for the next five years and thereafter is as follows (in thousands):

	Software	Technology and customer relationships	Total
2023	13,500	34,581	48,081
2024	18,110	33,978	52,088
2025	14,762	32,303	47,065
2026	7,277	15,257	22,534
2027	—	2,057	2,057
Thereafter	—	4,158	4,158
Total	$53,649	$122,334	$175,983

Note 9. Goodwill
Changes in the carrying amount of goodwill for the years ended December  31, 2022 and 2021 were as follows:

	Marketing Solutions	Retail Media	Iponweb	Total
	(in thousands)
Balance at January 1, 2021	$186,383	$139,422	$—	$325,805
Acquisitions	—	8,712	—	8,712
Currency translation adjustment	(2,684)	(2,134)	—	(4,818)
Balance at December 31, 2021	$183,699	$146,000	$—	$329,699
Acquisitions	—	—	187,600	187,600
Currency translation adjustment	(2,919)	(2,320)	3,079	(2,159)
Balance at December 31, 2022	$180,780	$143,680	$190,679	$515,140
In addition, on the basis of our impairment assessment as of December 31, 2022, no impairment has been detected.

Note 10. Financial Liabilities
We are party to a loan agreement and several RCFs with third-party financial institutions. Our loan and RCF agreements as of December 31, 2022 are presented in the table below:

	Nominal/ Authorized amounts (RCF Only)	Amount drawn as of December 31, 2022 (RCF only)	Amount Outstanding as of December 31, 2022
Nature	(in thousands)			Interest rate	Settlement date

Bank Syndicate RCF - September 2022	€407,000	€—	€—	Floating rate: EURIBOR / SOFR + margin depending on leverage ratio	September 2027
On September 27, 2022, we entered into a new Revolving Credit Facility ("RCF") with a five year tenor with a syndicate of banks which allows us to draw up to €407.0 million ($434.0 million).
We are also party to short-term credit lines and overdraft facilities with HSBC plc, BNP Paribas and LCL with an authorization to draw up to a maximum of €21.5 million ($22.9 million) in the aggregate under the short-term credit lines and overdraft facilities. As of December 31, 2022, we had not drawn on any of these facilities. Any loans or overdrafts under these short-term facilities bear interest based on the one month EURIBOR rate or three month EURIBOR rate. As these facilities are exclusively short-term credit and overdraft facilities, our banks have the ability to terminate such facilities on short notice.
At December 31, 2022, no amount is drawn under the RCF.
This revolving credit facilities is unsecured and contain customary events of default and covenants, including compliance with a total net debt to adjusted EBITDA ratio and restrictions on the incurrence of additional indebtedness. At December 31, 2022, we were in compliance with the required leverage ratio.

The following table shows the maturity of our financial liabilities:

		Maturity
	Carrying value	2023	2024	2025	2026	2027	2028
	(in thousands)
Other financial liabilities	293	218	—	75	—	—	—
Financial liabilities	$293	$218	$—	$75	$—	$—	$—

Note 11. Leases
The components of lease expense are as follows:

	Three Months Ended			Twelve Months Ended
	December 31, 2022
	Offices	Data Centers	Total	Offices	Data Centers	Total

Lease expense	$2,157	$4,971	$7,128	$13,271	$20,013	$33,284
Short term lease expense	169	3	172	673	8	681
Variable lease expense	3	91	94	185	273	458
Sublease income	(401)	—	(401)	(883)	—	(883)
Total operating lease expense	$1,928	$5,065	$6,993	$13,246	$20,294	$33,540

	Three Months Ended			Twelve Months Ended
	December 31, 2021
	Offices	Data Centers	Total	Offices	Data Centers	Total

Lease expense	$4,149	$5,143	$9,292	$19,949	$23,704	$43,653
Short term lease expense	182	21	203	524	61	585
Variable lease expense	46	23	69	353	291	644
Sublease income	(129)	—	(129)	(838)	—	(838)
Total operating lease expense	$4,248	$5,187	$9,435	$19,988	$24,056	$44,044

As of December 31, 2022, we had future minimum lease payments as follows:

	December 31, 2022
	Offices	Data Centers	Total
	(in thousands)
2023	$17,228	$16,692	$33,920
2024	13,535	6,434	19,969
2025	11,802	4,887	16,689
2026	9,360	3,401	12,761
2027	7,776	1,264	9,040
Thereafter	19,665	—	19,665
Total minimum lease payments	79,366	32,678	112,044
Impact of Discount Rate	(2,735)	(769)	(3,504)
Total Lease Liability	$76,631	$31,909	$108,540
The weighted average remaining lease term and discount rates as of December 31, 2022 and 2021 are as follows:

	December 31, 2022	December 31, 2021
Weighted average remaining lease term (years)
Offices	6.27	6.51
Data Centers	2.93	2.47
Weighted average discount rate
Offices	0.96%	1.02%
Data Centers	1.54%	1.69%
Supplemental cash flow information related to our operating leases is as follows for the period December 31, 2022 and 2021:

	Twelve Months Ended
	December 31,
	2022	2021
	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities :
Cash flow for operating activities	$(34,964)	$(52,107)
Right of use assets obtained in exchange for new operating lease liabilities	$22,728	$102,162
As of December 31, 2022, we have additional operating leases, that have not yet commenced which will result in additional operating lease liabilities and right of use assets:

	Offices	Data Centers
	(in thousands)
Additional operating lease liabilities	$—	$26,720
Additional right of use assets	$—	$26,720
These operating leases will commence during the fiscal year ending December 31, 2023.

Note 12. Other Current Liabilities and Non Current Liabilities
Other current liabilities are presented in the following table:

	Year Ended December 31,
	2022	2021
	(in thousands)
Customer prepayments	$16,334	$16,423
Rebates	17,671	17,423
Accounts payable relating to capital expenditures	25,414	4,507
Other creditors	2,388	1,088
Deferred revenue	10	82
Earn out liability - current	$21,640	$—
Total	$83,457	$39,523
Other non-current liabilities are presented in the following table:

	Year Ended December 31,
	2022	2021
	(in thousands)
Earn out liability – non-current	$44,696	$—
Uncertain tax positions	17,980	—
Other	6,550	9,886
Total	$69,226	$9,886
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

Note 13. Employee Benefits
Defined Benefit Plans
According to French law and the Syntec Collective Agreement, French employees are entitled to compensation paid on retirement.
The following table summarizes the changes in the projected benefit obligation:

	Year Ended December 31,
	2022	2021	2020
	(in thousands)
Projected benefit obligation present value - beginning of period	$5,531	$6,167	$8,485
Service cost	1,756	1,324	2,232
Interest cost	73	51	95
Actuarial losses (gains)	(3,311)	(1,543)	(5,214)
Currency translation adjustment	(341)	(468)	569
Projected benefit obligation present value - end of period	$3,708	$5,531	$6,167
The Company does not hold any plan assets for any of the periods presented.
The main assumptions used for the purposes of the actuarial valuations are listed below:

	Year Ended December 31,
	2022	2021	2020
Discount rate (Corp AA)	4.25%	1.4%	0.9%
Expected rate of salary increase	5.0%	5.0%	5.0%
Expected rate of social charges	48.0%	49.0% - 50.0%	49.0% - 50.0%
Expected staff turnover	—% - 17.8%	—% - 17.8%	—% - 17.8%
Estimated retirement age	Progressive table	Progressive table	Progressive table
Life table	TH-TF 2000-2002 shifted	TH-TF 2000-2002 shifted	TH-TF 2000-2002 shifted
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

	Year Ended December 31,
	2022	2021	2020
	(in thousands)
Defined contributions plans included in personnel expenses	$(17,111)	$(16,165)	$(16,211)

Note 14. Common shares and Treasury stock
Change in Number of Shares

Number of ordinary shares
Balance at January 1, 2021	60,639,570
of which Common shares	66,272,106
of which Treasury stock	(5,632,536)

Issuance of shares under share option and free share plans (1)	(388,759)
Treasury Shares Issued for RSU Vesting	1,573,696
Treasury Shares Retired	1,498,709
Share repurchase program (2)	(2,647,742)
Balance at December 31, 2021	60,675,474
of which Common shares	65,883,347
of which Treasury stock	(5,207,873)

Issuance of shares under share option and free share plans (3)	(2,634,619)
Treasury Shares Issued for RSU Vesting	1,625,742
Treasury Shares Retired (4)	2,732,386
Share repurchase program	(5,135,359)
Balance at December 31, 2022	57,263,624
of which Common shares	63,248,728
of which Treasury stock	(5,985,104)

(1) Adopted by the Board of Directors on February 5, 2021, February 25, 2021, April 29, 2021, June 14, 2021, July 29, 2021, October 28, 2021 and December 15, 2021
(2) Adopted by the Board of Directors on October 28, 2021
(3) (4) Adopted by The Board of Directors on July 28, 2022 and December 7, 2022

Note 15. Share-Based Compensation
Equity awards Compensation Expense
Equity awards compensation expense recorded in the consolidated statements of operations was as follows:

	Year Ended December 31,
	2022	2021	2020
	(in thousands)
Research and Development	(36,514)	(16,334)	(9,771)
Sales and Operations	(14,200)	(12,623)	(10,289)
General and Administrative	(14,320)	(15,571)	(8,710)
Total equity awards compensation expense	(65,034)	(44,528)	(28,770)
Tax benefit from equity awards compensation expense	5,423	4,858	2,720
Total equity awards compensation expense, net of tax effect	$(59,611)	$(39,670)	$(26,050)

The breakdown of the equity award compensation expense by instrument type was as follows:

	Year Ended December 31,
	2022	2021	2020
	(in thousands)
Share options	(97)	(986)	(820)
Lock-up shares	(18,049)	—	—
Restricted stock units / Performance stock units	(45,025)	(41,747)	(26,280)
Non-employee warrants	(1,863)	(1,795)	(1,670)
Total equity awards compensation expense	(65,034)	(44,528)	(28,770)
Tax benefit from equity awards compensation expense	5,423	4,858	2,720
Total equity awards compensation expense, net of tax effect	$(59,611)	$(39,670)	$(26,050)

A detailed description of each instrument type is provided below.

Share Options
Stock options granted under the Company’s stock incentive plans generally vest over four years, subject to the holder’s continued service through the vesting date and expire no later than 10 years from the date of grant.
In the following tables, exercise prices, grant date share fair values and fair value per equity instruments are provided in euros, as the Company is incorporated in France and the euro is the currency used for the grants.

	Options Outstanding
	Number of Shares Underlying Outstanding Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding - December 31, 2021	561,584
Options granted	—
Options exercised	(56,767)
Options canceled	(133,648)
Options expired	1,160
Outstanding - December 31, 2022	372,329	€20.7	4.62	€5.83

Vested and exercisable - December 31, 2022	278,462

The aggregate intrinsic value represents the difference between the exercise price of the options and the fair market value of common stock on the date of exercise. No new stock options were granted in the year ending December 31, 2022 and December 31, 2021. As of December 31, 2022, unrecognized stock-based compensation $0.1 million related to unvested stock options will be recognized on a straight-line basis over a weighted average period of 1 year.

Lock up shares

On August 1, 2022, 2,960,243 Treasury shares were transferred to the Founder (referred to as Lock Up Shares or "LUS", see Note 2), as partial consideration for the Iponweb Acquisition. As these shares are subject to a lock-up period that expires in three installments on each of the first three anniversaries of the Iponweb Acquisition, unless the Founder's employment agreement is terminated under certain circumstances during the pendency of such lock-up period, they are considered as equity settled share-based payments under ASC 718 and are accounted over the three-year vesting period. The share based compensation expense is included in Research and Development expenses on the Consolidated Statement of Income. The shares were valued based on the volume weighted average price of one ADS traded on Nasdaq during the twenty (20) trading days immediately preceding July 28, 2022.

	Shares	Weighted-Average Grant date Fair Value Per Share

Outstanding as of December 2021	—
Granted	2,960,243
Vested	—
Forfeited	—
Outstanding as of December 31, 2022	2,960,243	$23.94

At December 31, 2022, the Company had unrecognized stock-based compensation relating to restricted stock of approximately $55.7 million, which is expected to be recognized over a period of 3 years.

Restricted Stock Units / Performance Stock Units

Restricted stock awards generally vest over four years, subject to the holder’s continued service and/or certain performance conditions through the vesting date.
In the following tables, exercise prices, grant date share fair values and fair value per equity instruments are provided in euros, as the Company is incorporated in France and the euro is the currency used for the grants.

	Shares (RSU)	Weighted-Average Grant date Fair Value Per Share

Outstanding as of December 2021	4,765,558
Granted	3,004,700
Vested	(1,488,533)
Forfeited	(931,770)
Outstanding as of December 31, 2022	5,349,955	€24.84

At December 31, 2022, the Company had unrecognized stock-based compensation relating to restricted stock of approximately $80.2 million, which is expected to be recognized over a weighted-average period of 3.17 years.

	Shares (PSU)	Weighted-Average Grant date Fair Value Per Share

Outstanding as of December 2021	533,798
Granted	464,182
Vested	(144,403)
Forfeited	(331,110)
Outstanding as of December 31, 2022	522,467	€23.55

At December 31, 2022, the Company had unrecognized stock-based compensation relating to restricted stock of approximately $5.5 million, which is expected to be recognized over a weighted-average period of 2.8 years.

Non-employee warrants

Non-employee warrants generally vest over four years, subject to the holder’s continued service through the vesting date.

	Shares	Weighted-Average Grant date Fair Value Per Share	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding - December 31, 2021	343,755
Granted	—
Exercised	(41,000)
Canceled	—
Expired	—
Outstanding - December 31, 2022	302,755	€15.91	5.43	€11.8

Vested and exercisable - December 31, 2022	276,355

The aggregate intrinsic value represents the difference between the exercise price of the non-employee warrants and the fair market value of common stock on the date of exercise. No new stock non-employee warrants were granted in the year ending December 31, 2022 and December 31, 2021. As of December 31, 2022, the instruments were fully vested.

Note 16. Financial and Other Income (Expense)
The Consolidated Statements of Income line item “Financial and Other income (expense)” can be broken down as follows:

	Year Ended December 31,
	2022	2021	2020
	(in thousands)

Financial income from cash equivalents	$1,932	$634	$1,117
Interest and fees	(2,025)	(2,271)	(2,811)
Interest on debt	(1,520)	(1,988)	(2,381)
Fees	(505)	(283)	(430)
Foreign exchange income (loss)	19,659	(1,776)	(150)
Discounting impact	(4,700)	—	—
Interest income (expense) on provision for R&C	2,258	—	—
Other financial income (expense)	730	2,369	(95)
Other income	$(71)	$2,983	$—
Total financial and other income (expense)	$17,783	$1,939	$(1,939)
The $17.8 million financial and other income for the period ended December 31, 2022 was mainly driven by the positive impact of foreign exchange derivatives entered-into to secure the cash consideration of the Iponweb acquisition. This was partially offset by the $4.7 million accretion of earn-out liability related to Iponweb acquisition. Other impacts come from the foreign exchange reevaluations net of related hedging of our operations, income from cash and cash equivalent, and the financial expense relating to our €407 million available Revolving Credit Facility (RCF) up-front fees amortization and non-utilization costs. At December 31, 2022, our exposure to foreign currency risk was centralized at Criteo S.A. and hedged using foreign currency swaps or forward purchases or sales of foreign currencies.
The $1.9 million financial and other income for the period ended December 31, 2021 was mainly driven by the financial expense relating to our €350 million available Revolving Credit Facility (RCF) up-front fees amortization and non-utilization costs, partially offset by income from cash and cash equivalent. Financial and Other income for the period ended December 31, 2021 included other income of $3.0 million, generated by the disposal of servers equipments and other financial income of $2.4 million consisting of dividends received from an investment. At December 31, 2021, our exposure to foreign currency risk was centralized at Criteo S.A. and hedged using foreign currency swaps or forward purchases or sales of foreign currencies.

Note 17. Income Taxes
Breakdown of Income Taxes
The Consolidated Statements of Income line item “Provision for income taxes” can be broken down as follows:

	Year Ended December 31,
	2022	2021	2020
	(in thousands)
Current income tax expense (benefit)	$27,584	$34,811	$28,477
France	5,665	16,549	16,379
International	21,919	18,262	12,098
Deferred tax expense (benefit)	3,602	(18,642)	3,720
France	5,868	(9,574)	(4,548)
International	(2,266)	(9,068)	8,268
Provision for income tax expense (benefit)	$31,186	$16,169	$32,197

Income before taxes included income (loss) from France of $(4.2) million,$109.9 million and $114.4 million for the periods ended 2022, 2021 and 2020 respectively. Income (loss) before taxes from countries outside of France totaled $46.2 million, $46.9 million and $(7.5) million for the periods ended December 31, 2022, 2021 and 2020, respectively.

Reconciliation between the Effective and Nominal Tax Expense
The following table shows the reconciliation between the effective and nominal tax expense at the nominal standard French rate of 25.8% (excluding additional contributions):

	Year Ended December 31,
	2022	2021	2020

	(in thousands)

Income before taxes	$42,061	$153,816	$106,886
Theoretical group tax-rates	25.8%	28.4%	32.0%
Nominal tax expense (benefit)	10,860	43,684	34,225

Increase / decrease in tax expense arising from:
French Research Tax Credit, Crédit d’Impôt Recherche (“CIR”)	(2,901)	(4,830)	(5,298)
Shared-based Compensation	2,895	(1,429)	11,604
BEAT tax	—	6,560	18,640
Non-tax deductible provision from loss contingency on regulatory matters (see Note 19)	16,971	—	—
Nondeductible Expenses	6,178	6,476	(8,979)
Non recognition of deferred tax assets	3,190	1,666	6,026
Utilization or recognition of previously unrecognized tax losses	(1,338)	(10,357)	(2,511)
French CVAE (1)	1,635	2,170	3,464
Income eligible to reduced taxation rate (2)	(6,766)	(25,655)	(13,402)
Change in Uncertain Tax Positions	412	—	—
Effect of different tax rates	201	395	(3,963)
Other differences	(151)	(2,511)	(7,609)
Effective tax expense (benefit)	$31,186	$16,169	$32,197
Effective tax rate	74.1%	10.5%	30.1%
Increases and decreases in tax expense are presented applying the theoretical Group tax rate to the concerned tax bases. The impact resulting from the differences between local tax rates and the Group theoretical rate is shown in the “effect of different tax rates.”
(1) French CVAE "cotisation sur la valeur ajoutée des entreprises" - is the business value add contribution tax in France

(2) Income eligible to reduced taxation rate refers to the application of a reduced income tax rate on the majority of the technology royalties income

Deferred Tax Assets and Liabilities
The following table shows the changes in the major sources of deferred tax assets and liabilities:

(in thousands)	Year ended December 31, 2020	Change recognized in profit or loss	Change recognized in OCI	Purchase Price Accounting	Other	Currency translation adjustments	Year ended December 31, 2021

Net deferred tax assets :
Net operating loss carryforwards	$24,576	$7,082	$—	$2,542	$—	$(672)	$33,528
Shared-based Compensation	6,712	4,727	—	—	(5,177)	23	6,285
Bad debt allowance	5,216	425	—	—	—	(96)	5,545
Personnel-related accruals	6,850	2,093	—	21	—	(183)	8,781
Other accruals	4,918	1,385	—	—	—	(583)	5,720
Projected benefit obligation	1,784	164	(398)	—	—	(121)	1,429
Financial instruments	268	(275)	—	—	—	(8)	(15)
Tax Credits	16,214	817	—	—	—	—	17,031
Other	(1,026)	(212)	—	—	5,177	5	3,944

Net deferred tax liabilities:
Intangibles	(14,689)	1,471	—	(1,817)	—	63	(14,972)

Gross Deferred Income Taxes	50,823	17,677	(398)	746	—	(1,572)	67,276

Valuation allowance	(36,341)	965	229	(746)	—	899	(34,994)

Net Deferred Income Taxes	14,482	18,642	(169)	—	—	(673)	32,282

(in thousands)	Year ended December 31, 2021	Change recognized in profit or loss	Change recognized in OCI	Purchase Price Accounting	Other	Currency translation adjustments	Year ended December 31, 2022

Net deferred tax assets :
Net operating loss carryforwards	$33,528	$(10,285)	$—	$—	$—	$(1,793)	$21,450
Shared-based Compensation	6,285	(469)	—	—	—	(11)	5,805
Bad debt allowance	5,545	(291)	—	—	—	(62)	5,192
Personnel-related accruals	8,781	(225)	—	7	—	(144)	8,419
Other accruals	5,720	(1,455)	—	—	—	(287)	3,978
Projected benefit obligation	1,429	472	(855)	—	—	(88)	958
Intangibles	(14,972)	17,996	—	1,550	653	117	5,344
Tax Credits	17,031	(11,242)	—	—	—	—	5,789
Other	3,944	(607)	—	7	85	(293)	3,136

Net deferred tax liabilities:
Financial instruments	(15)	(726)	—	—	—	(8)	(749)

Gross Deferred Income Taxes	67,276	(6,832)	(855)	1,564	738	(2,569)	59,322

Valuation allowance	(34,994)	3,230	513	(955)	(653)	1,720	(31,139)

Net Deferred Income Taxes	32,282	(3,602)	(342)	609	85	(849)	28,183
Amounts recognized in our Consolidated Financial Statements are calculated at the level of each subsidiary within our Consolidated Financial Statements. As of December 31, 2022, 2021 and 2020, the valuation allowance against net deferred income taxes amounted to $31.1 million, $35.0 million and $37.3 million, which related mainly to Criteo Corp. ($5.7 million, $5.7 million and $13.3 million, respectively), Criteo Brazil ($3.3 million, $2.7 million and $2.8 million, respectively), Criteo Ltd ($8.1 million, $7.6 million and $7.4 million, respectively), Criteo China ($1.1 million, $3.3 million and $3.3 million, respectively), Criteo Singapore ($1.5 million, $4.2 million and $3.3 million), Criteo Pty ($2.6 million, $2.7 million and $2.8 million) and Criteo France ($6.5 million, $6.2 million and $1.0 million, respectively).
The Company mainly has net operating loss carryforwards in the U.S. for $51.0 million in various states, which begin to expire in 2034 and net operating loss carryforwards in the United Kingdom for $40.1 million which have no expiration date. The company has $5.8 million of state R&D tax credits which can be carry-forward indefinitely.
Utilization of our net operating loss and tax credit carryforwards in the US may be subject to annual limitations due to the ownership change limitations provided by the IRS Code 382 and similar state provisions. Such annual limitations could result in the expiration of the net operating loss and tax credit carryforwards before their utilization.

As of December 31, 2022, we have not provided deferred taxes on unremitted earnings related to foreign subsidiaries. We intend to continue to reinvest these foreign earnings indefinitely and do not expect to incur any significant taxes related to such amounts.
Ongoing tax audits
As a multinational corporation, we are subject to regular review and audit by U.S. federal and state, and foreign tax authorities. Significant uncertainties exist with respect to the amount of our tax liabilities, including those arising from potential challenges with certain positions we have taken. Any unfavorable outcome of such a review or audit could have an adverse impact on our tax rate. Tax years ending on or after December 31, 2020 are subject to examination in France, and tax years ending on or after December 31, 2020 are subject to examination in the US.

Uncertain Tax Positions
The following table summarizes the activity related to our gross unrecognized tax benefits during the years ended December 31, 2022 2021 and 2020:

	Year Ended December 31,
	2022	2021	2020

	(in thousands)

Beginning balance of unrecognized tax benefits	$—	$—	$—
Increases related to current year tax positions	$13,315	—	—
Ending balance of unrecognized tax benefits (excluding interest and penalties)	$13,315	—	—
Interest and penalties associated with unrecognized tax benefits	$4,665	—	—
Ending balance of unrecognized tax benefits (including interest and penalties)	$17,980	—	—
The total amount of gross unrecognized tax benefits, including related interest and penalties, was $18.0 million as of December 31, 2022. All of the unrecognized tax benefits are considered non-current.
Our policy is to recognize interest and penalties associated with tax matters as part of the income tax provision and include accrued interest and penalties with the related income tax liability on our consolidated balance sheet. During the year ended December 31, 2022, interest expense recorded related to uncertain tax positions was $0.4 million
Our Uncertain Tax Positions relate to the acquisition of Iponweb. For more information regarding the acquisitions and UTP items please refer to Note 2 Business Combinations.
The income taxes we pay are subject to review by taxing jurisdictions globally. Our estimate of the potential outcome of any uncertain tax position is subject to management’s assessment of relevant risks, facts, and circumstances existing at that time. We believe that our estimate has adequately provided for these matters. However, our future results may include adjustments to estimates in the period the audits are resolved, which may impact our effective tax rate.

Note 18. Earnings Per Share
Basic Earnings Per Share
We calculate basic earnings per share by dividing the net income for the period attributable to shareholders of the Parent by the weighted average number of shares outstanding.

	Year Ended December 31,
	2022	2021	2020

	(in thousands, except share data)

Net income attributable to shareholders of Criteo S.A.	$8,952	$134,456	$71,679
Weighted average number of shares outstanding (note 14)	60,004,707	60,717,446	60,876,480
Basic earnings per share	$0.15	$2.21	$1.18
Diluted Earnings Per Share
We calculate diluted earnings per share by dividing the net income attributable to shareholders of the Parent by the weighted average number of shares outstanding plus any potentially dilutive shares not yet issued from share-based compensation plans (see note 20). There were no other potentially dilutive instruments outstanding as of December 31, 2022, 2021 and 2020. Consequently all potential dilutive effects from shares are considered.
For each period presented, a contract to issue a certain number of shares (i.e., share option, share warrant, restricted share award or BSPCE contracts) is assessed as potentially dilutive, if it is “in the money” (i.e., the exercise or settlement price is inferior to the average market price).

	Year Ended December 31,
	2022	2021	2020

	(in thousands, except share data)

Net income attributable to shareholders of Criteo S.A.	$8,952	$134,456	$71,679
Weighted average number of shares outstanding of Criteo S.A.	60,004,707	60,717,446	60,876,480
Dilutive effect of :
Restricted share awards	2,554,516	3,061,807	796,609
Share options and BSPCE	117,934	341,971	133,177
Share warrants	83,040	110,413	12,327
Weighted average number of shares outstanding used to determine diluted earnings per share	62,760,197	64,231,637	61,818,593
Diluted earnings per share	$0.14	$2.09	$1.16

The weighted average number of securities that were anti-dilutive for diluted EPS for the periods presented but which could potentially dilute EPS in the future are as follows:

	Year Ended December 31,
	2022	2021	2020

Restricted share awards	172,758	312,413	1,726,506
Share options and BSPCE	—	—	70,257
Share warrants	—	—	—
Weighted average number of anti-dilutive securities excluded from diluted earnings per share	172,758	312,413	1,796,763

Note 19. Commitments and contingencies
Purchase Obligations
As of December 31, 2022, we had $64.3 million of other non-cancellable contractual obligations, primarily related to software licenses, maintenance and $0.7 million bandwidth for our servers.
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

On August 3, 2022, the assigned rapporteur issued a report that claimed certain GDPR violations, in particular relating to the Company’s contractual relationships with its advertisers and publishers with respect to consent collection oversight. The report includes a proposed financial sanction against the Company of €60.0 million ($63.9 million).Under the CNIL sanction procedures, Criteo has the right to respond in writing to the report, both with respect to the GDPR findings and the value of the sanction, following which there will be a formal hearing before the CNIL Sanction Committee. The CNIL Sanction Committee will then issue a draft decision that will be submitted for consultation to other European data protection authorities as part of the cooperation mechanism mandated by GDPR. Any final decision, including regarding potential financial penalties, will likely not occur until 2023.

Pursuant to U.S. GAAP, we establish accruals for specific legal proceedings when it is considered probable that a loss has been incurred and the amount of the loss can be reasonably estimated, and these accruals are reviewed and adjusted each quarter based on the information available at that time.

Given the receipt of this report, which included a proposed sanction penalty of €60.0 million ($63.9 million), we have accounted for the proposed penalty as a provision for a loss contingency, which is reflected in our financial statements for the period ended as of December 31, 2022 as general and administrative expenses. Such amount could be lower or higher based on the final resolution and merits of the claims made in the report.

Non income tax risks
We have recorded a $33.8 million provision related to certain non income tax items accounted for under "ASC 450 Contingencies". These risks were identified and recognized as part of the Iponweb Acquisition. We have recorded an indemnification asset in the full amount of the provision as the Company is indemnified against certain tax liabilities under the the FPA. The indemnification asset is recorded as part of "Other non current assets" on the consolidated statement of financial position.

Note 20. Breakdown of Revenue and Non-Current Assets by Geographical Areas
The Company operates in the following three geographical markets:
•    Americas: North and South America;
•    Europe, Middle-East and Africa; and
•    Asia-Pacific.
The following tables disclose our consolidated revenue for each geographical area for each of the reported periods. Revenue by geographical area is based mainly on the location of advertisers’ campaigns.
Revenue generated in other significant countries where we operate is presented in the following table:

	Year Ended December 31,
	2022	2021	2020
	(in thousands)

Americas	$891,267	$916,825	$894,854
of which United States	798,391	815,797	815,476

EMEA	706,861	844,312	749,672
of which France	111,368	151,611	132,741
of which Germany	196,373	217,965	184,183

Asia-Pacific	418,875	493,098	428,091
of which Japan	253,996	309,378	301,183
Other Information
For each reported period, non-current assets (corresponding to the net book value of tangible and intangible assets) are presented in the table below. The geographical information results from the locations of legal entities.

	Americas	EMEA	Asia-Pacific	Total
(in thousands)

December 31, 2021	$84,954	$103,663	$33,971	$222,588
December 31, 2022	$92,952	$193,007	$21,231	$307,190

Note 21. Subsequent Events
There are no significant events that require adjustments or disclosure in the Consolidated Financial Statements.