Form 10-Q
period 2023-03-31
Criteo S.A.
filed 2023-05-03
CIK 1576427

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended March 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes  ☐      No ☒
          As of April 28, 2023, the registrant had 56,136,498 ordinary shares, nominal value €0.025 per share, outstanding.

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
Special Note Regarding Forward-Looking Statements
    This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are based on our management’s beliefs and assumptions and on information currently available to our management. All statements other than present and historical facts and conditions contained in this Form 10-Q, including statements regarding our future results of operations and financial position, business strategy, plans and objectives for future operations, are forward-looking statements. When used in this Form 10-Q, the words “anticipate,” “believe,” “can,” “could,” “estimate,” “expect,” “intend,” “is designed to,” “may,” “might,” “plan,” “potential,” “predict,” “objective,” “should,” or the negative of these and similar expressions identify forward-looking statements. Forward-looking statements include, but are not limited to, statements about:
•the ongoing effect of inflation and rising interest rates in the U.S., including the macroeconomic effects, on our business, operations, and financial results;
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

    You should also refer to Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2022, and to our subsequent quarterly reports on Form 10-Q for a discussion of important factors that may cause our actual results to differ materially from those expressed or implied by our forward-looking statements. As a result of these factors, we cannot assure you that the forward-looking statements in this Form 10-Q will prove to be accurate. Furthermore, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified time frame or at all. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.
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

PART I
Item 1. Financial Statements

CRITEO S.A. CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION (UNAUDITED)

		March 31, 2023	December 31, 2022
		(in thousands)
Assets
Current assets:
Cash and cash equivalents	4	$305,662	$348,200
Trade receivables, net of allowances of $50.5 million and $47.8 million at March 31, 2023 and December 31, 2022, respectively	5	545,840	708,949
Income taxes	13	28,008	23,609
Other taxes		91,354	78,274
Other current assets	6	58,116	51,866
Restricted cash - current	4	75,001	25,000
Marketable securities - current portion	4	21,168	25,098
Total current assets		1,125,149	1,260,996
Property, plant and equipment, net		146,211	131,207
Intangible assets, net		179,877	175,983
Goodwill	2	522,788	515,140
Right of use assets - operating lease	8	107,749	102,176
Restricted cash - non-current	4	—	75,000
Marketable securities - non-current portion	4	10,875	—
Non-current financial assets		4,542	5,928
Other non-current assets		50,000	50,818
Deferred tax assets		44,296	31,646
Total non-current assets		1,066,338	1,087,898
Total assets		$2,191,487	$2,348,894

Liabilities and shareholders' equity
Current liabilities:
Trade payables		$602,180	$742,918
Contingencies - current portion	15	67,149	65,759
Income taxes	13	16,815	13,037
Financial liabilities - current portion	4	4,208	219
Lease liability - operating - current portion	8	33,287	31,003
Other taxes		60,294	58,031
Employee - related payables		99,616	85,569
Other current liabilities	7	109,367	83,457
Total current liabilities		992,916	1,079,993
Deferred tax liabilities		3,877	3,463
Defined benefit plans	9	4,138	3,708
Financial liabilities - non-current portion	4	76	74
Lease liability - operating - non-current portion	8	80,762	77,536
Contingencies - non-current portion	15	33,244	33,788
Other non-current liabilities	7	26,285	69,226
Total non-current liabilities		148,382	187,795
Total liabilities		1,141,298	1,267,788
Commitments and contingencies
Shareholders' equity:
Common shares, €0.025 par value, 63,316,696 and 63,248,728 shares authorized, issued and outstanding at March 31, 2023, and December 31, 2022, respectively.		2,081	2,079
Treasury stock, 7,323,153 and 5,985,104 shares at cost as of March 31, 2023 and December 31, 2022, respectively.		(211,400)	(174,293)
Additional paid-in capital		760,397	734,492
Accumulated other comprehensive income (loss)		(85,415)	(91,890)
Retained earnings		551,922	577,653
Equity-attributable to shareholders of Criteo S.A.		1,017,585	1,048,041
Non-controlling interests		32,604	33,065
Total equity		1,050,189	1,081,106
Total equity and liabilities		$2,191,487	$2,348,894

The accompanying notes form an integral part of these unaudited condensed consolidated financial statements.

CRITEO S.A.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

		Three Months Ended
	Notes	March 31, 2023	March 31, 2022
		(in thousands, except share per data)

Revenue	10	$445,016	$510,567

Cost of revenue:
Traffic acquisition costs		(224,398)	(293,650)
Other cost of revenue		(39,109)	(32,893)

Gross profit		181,509	184,024

Operating expenses:
Research and development expenses		(63,590)	(34,027)
Sales and operations expenses		(101,242)	(88,999)
General and administrative expenses		(40,170)	(33,336)
Total operating expenses		(205,002)	(156,362)
Income (loss) from operations		(23,493)	27,662
Financial and Other income (expense)	12	6,827	4,030
Income (loss) before taxes		(16,666)	31,692
Provision for income taxes	13	4,595	(10,414)
Net income (loss)		$(12,071)	$21,278

Net income (loss) available to shareholders of Criteo S.A.		$(11,809)	$20,587
Net income (loss) available to non-controlling interests		$(262)	$691

Weighted average shares outstanding used in computing per share amounts:
Basic	14	56,256,082	60,738,299
Diluted	14	60,494,827	63,613,550

Net income (loss) allocated to shareholders per share:
Basic	14	$(0.21)	$0.34
Diluted	14	$(0.20)	$0.32
The accompanying notes form an integral part of these unaudited condensed consolidated financial statements.

CRITEO S.A.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS (UNAUDITED)

	Three Months Ended
	March 31, 2023	March 31, 2022
	(in thousands)

Net income (loss)	$(12,071)	$21,278
Foreign currency translation differences, net of taxes	6,315	(19,218)
Actuarial gains (losses) on employee benefits, net of taxes	(136)	1,086
Other comprehensive income (loss)	$6,179	$(18,132)
Total comprehensive income (loss)	$(5,892)	$3,146
Attributable to shareholders of Criteo S.A.	$(5,334)	$4,380
Attributable to non-controlling interests	$(558)	$(1,234)
The accompanying notes form an integral part of these unaudited condensed consolidated financial statements.

CRITEO S.A.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)

	Share capital		Treasury Stock		Additional paid-in capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Equity - attributable to shareholders of Criteo S.A.	Non controlling interest	Total equity
	Common shares		Shares
	(in thousands, except share amounts )
Balance at December 31, 2021	65,883,347	$2,149	(5,207,873)	$(131,560)	$731,248	$(40,294)	$601,588	$1,163,131	$35,189	$1,198,320
Net income (loss)	—	—	—	—	—	—	20,587	20,587	691	21,278
Other comprehensive income (loss)	—	—	—	—	—	(16,207)	—	(16,207)	(1,925)	(18,132)
Issuance of ordinary shares	22,047	1	—	—	319	—	—	320	—	320
Change in treasury stocks(*)	—	—	(119,771)	(5,770)	—	—	(2,534)	(8,304)	—	(8,304)
Share-Based Compensation	—	—	—	—	8,948	—	—	8,948	93	9,041
Other changes in equity	—	—	—	—	—	—	—	—	—	—
Balance at March 31, 2022	65,905,394	$2,150	(5,327,644)	$(137,330)	$740,515	$(56,501)	$619,641	$1,168,475	$34,048	$1,202,523
(*) On February 3, 2022, Criteo's board of directors authorized an extension of the share repurchase program to up to $280.0 million of the Company's outstanding American Depositary Shares. The change in treasury stocks is comprised of 303,342 shares repurchased at an average price of $27.4 offset by 183,571 treasury shares used for RSUs vesting.

	Share capital		Treasury Stock		Additional paid-in capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Equity - attributable to shareholders of Criteo S.A.	Non controlling interest	Total equity
	Common shares		Shares
	(in thousands, except share amounts )
Balance at December 31, 2022	63,248,728	$2,079	(5,985,104)	$(174,293)	$734,492	$(91,890)	$577,653	$1,048,041	$33,065	$1,081,106
Net income (loss)	—	—	—	—	—	—	(11,809)	(11,809)	(262)	(12,071)
Other comprehensive income (loss)	—	—	—	—	—	6,475	—	6,475	(296)	6,179
Issuance of ordinary shares	67,968	2	—	—	1,295	—	—	1,297	—	1,297
Change in treasury stocks(*)	—	—	(1,338,049)	(37,107)	—	—	(13,922)	(51,029)	—	(51,029)
Share-Based Compensation	—	—	—	—	24,610	—	—	24,610	97	24,707
Other changes in equity	—	—	—	—	—	—	—	—	—	—
Balance at March 31, 2023	63,316,696	$2,081	(7,323,153)	$(211,400)	$760,397	$(85,415)	$551,922	$1,017,585	$32,604	$1,050,189
(*) On February 5, 2022, Criteo's board of directors authorized an extension of the share repurchase program to up to $480.0 million of the Company's outstanding American Depositary Shares. The change in treasury stocks is comprised of 1,731,634 shares repurchased at an average price of $29.9 offset by 393,585 treasury shares used for RSUs vesting.

The accompanying notes form an integral part of these unaudited condensed consolidated financial statements.

CRITEO S.A.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended
	March 31, 2023	March 31, 2022
	(in thousands)
Net income (loss)	$(12,071)	$21,278
Non-cash and non-operating items	31,947	34,726
- Amortization and provisions	27,311	26,611
- Net (gain) or loss on disposal of non-current assets	(8,790)	9
- Equity awards compensation expense (1)	25,168	9,489
- Change in deferred taxes	(12,297)	2,868
- Change in income taxes	(137)	(432)
- Other (2)	692	(3,819)
Changes in working capital related to operating activities	22,088	18,926
- (Increase) / Decrease in trade receivables	164,120	92,738
- Increase / (Decrease) in trade payables	(145,011)	(49,672)
- (Increase) / Decrease in other current assets	(13,594)	(18,947)
- Increase/ (Decrease) in other current liabilities	16,666	(3,182)
- Change in operating lease liabilities and right of use assets	(93)	(2,011)
Cash from operating activities	41,964	74,930
Acquisition of intangible assets, property, plant and equipment	(37,195)	(10,857)
Change in accounts payable related to intangible assets, property, plant and equipment	3,976	5,293
Payment for business, net of cash acquired	(6,500)	—
Proceeds from disposition of investments	9,625	—
Change in other non-current financial assets	(6,008)	22,489
Cash (used for) from investing activities	(36,102)	16,925
Proceeds from borrowings under line-of-credit agreement	—	78,513
Repayment of borrowings	—	(78,513)
Proceeds from exercise of stock options	1,266	271
Repurchase of treasury stocks	(51,030)	(8,304)
Change in other financial liabilities	—	6,666
Cash payment for contingent consideration	(22,025)	—
Other (2)	(428)	—
Cash used for financing activities	(72,217)	(1,367)
Effect of exchange rates changes on cash and cash equivalents	(1,182)	(16,673)
Net increase (decrease) in cash and cash equivalents	(67,537)	73,815
Net cash and cash equivalents at beginning of period	448,200	515,527
Net cash and cash equivalents and restricted cash at end of period	$380,663	$589,342

Supplemental disclosures of cash flow information
Cash paid for taxes, net of refunds	(7,900)	(7,978)
Cash paid for interest	(616)	(365)
(1) Of which $24.7 million and $9.0 million of equity awards compensation expense consisted of share-based compensation expense according to ASC 718 Compensation - stock compensation for the three months ended March, 2023 and 2022, respectively.
(2) Primarily consists of realized gains in FX hedges for the three months ended March 2022.
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

Note 1. Summary of Significant Accounting Policies

Basis of Presentation

The unaudited condensed consolidated financial statements included herein (the "Unaudited Condensed Consolidated Financial Statements") have been prepared by Criteo pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on February 24, 2023. The unaudited condensed consolidated financial statements included herein reflect all adjustments (consisting of normal, recurring adjustments) which are, in the opinion of management, necessary to state fairly the results for the interim periods presented. The results of operations for the interim periods presented are not necessarily indicative of the operating results to be expected for any subsequent interim period or for the fiscal year.

Conformity with U.S. GAAP requires the use of estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses in the condensed consolidated financial statements and accompanying notes. We base our estimates and judgments on historical information and on various other assumptions that we believe are reasonable under the circumstances. Our actual results may differ from these estimates. U.S. GAAP requires us to make estimates and judgments in several areas, including, but not limited to: (1) gross vs net assessment in revenue recognition (2) allowances for credit losses, (3) income taxes, (4) assumptions used in valuing acquired assets and assumed liabilities in business combinations, (5) assumptions used in the valuation of goodwill, intangible assets and leases, (6) assumptions used in the valuation model to determine the fair value of share-based compensation plan, and (7) assumptions surrounding the recognition and valuation of contingent liabilities and losses.

There have been no changes to our significant accounting policies described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

Accounting Pronouncements Adopted in 2023

No standards were adopted in 2023 which had an impact on the Company's financial statements.

Recent Accounting Pronouncements
Accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s Consolidated Financial Statements upon adoption.

Note 2. Business acquisitions
Iponweb

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
Purchase price. The purchase price, as per ASC 805, was $290.2 million for the Iponweb business, out of which $61.2 million represents the fair value of the contingent consideration. This contingent consideration is payable in cash to the Sellers in an amount up to $100 million, conditioned upon the achievement of certain net revenue targets by the Iponweb business for the 2022 and 2023 fiscal years.
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
Assets acquired and liabilities assumed. The transaction was accounted for as a business acquisition. The purchase price allocation has been completed.
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

Goodwill. The Company has completed the valuation of assets acquired and liabilities assumed as part of the Iponweb Acquisition, based on facts and circumstances that existed as of the Acquisition Date. The excess of the purchase price over the fair value of net assets acquired has been allocated to goodwill. The goodwill of $187.6 million is primarily attributable to synergies expected to be realized from leveraging our technological capabilities and from the existence of an assembled workforce.

Acquisition costs. Acquisition related costs of $12.58 million were recorded within general and administrative expenses on the consolidated statements of comprehensive income for the twelve months ended December 31, 2022. In the period ending March 31, 2023, we did not record any acquisition related costs.

Impact on profit and loss. The Company's consolidated statements of operations for the three months ended March 31, 2023 include Iponweb's revenues of $25.1 million and pretax income (loss) of $2.4 million.
On a pro-forma basis, assuming the Acquisition occurred on January 1, 2021, Criteo's consolidated pro-forma revenue and net income or loss would have been as follows:

	Pro Forma Consolidated Statement of Operations Data
	Three Months Ended
	March 31, 2023	March 31, 2022
	(in thousands)
Revenue	$445,016	$563,397
Net Income (loss)	(12,071)	16,722

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
Brandcrush
On February 28, 2023 we completed the acquisition of all of the outstanding shares of Brandcrush Inc. ("Brandcrush"). The purchase price for the acquisition of shares was $7.1 million. The acquisition was financed by available cash resources. The transaction has been accounted for as a business combination under the acquisition method of accounting. A preliminary valuation of the fair value of Brandcrush’s assets acquired was performed as of February 28, 2023, resulting in the identification of technology of $3.5 million. Provisional goodwill amounted to $5.0 million, subject to post-closing purchase price adjustments. Once this valuation analysis is finalized, the estimate of the fair value of the assets acquired and liabilities assumed may be adjusted. The Company will finalize these amounts no later than one year from the acquisition date. In addition, acquisition costs amounting to $0.4 million were fully expensed as incurred.

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

Segment operating results, Contribution ex-TAC, is Criteo's segment profitability measure and reflects our gross profit plus other costs of revenue.

The following table shows revenue by reportable segment:

	Three Months Ended
	March 31, 2023	March 31, 2022
	(in thousands)
Marketing Solutions	$381,907	463,888
Retail Media	38,021	46,679
Iponweb	25,088	—
Total Revenue	$445,016	$510,567
The following table shows Contribution ex-TAC by reportable segment and its reconciliation to the Company’s Consolidated Statements of Operation:

	Three Months Ended
	March 31, 2023	March 31, 2022
	(in thousands)
Contribution ex-TAC
Marketing Solutions	$158,178	$186,088
Retail Media	37,352	30,829
Iponweb	25,088	—
	$220,618	$216,917

Other costs of sales	(39,109)	(32,893)
Gross profit	$181,509	$184,024
Operating expenses
Research and development expenses	(63,590)	(34,027)
Sales and operations expenses	(101,242)	(88,999)
General and administrative expenses	(40,170)	(33,336)
Total Operating expenses	(205,002)	(156,362)

Income (loss) from operations	$(23,493)	$27,662
Financial and Other Income	6,827	4,030
Income (loss) before tax	$(16,666)	$31,692
The Company's chief operating decision maker, or CODM, does not review any other financial information for our three segments, other than Contribution ex-TAC, at the reportable segment level.

Note 4. Cash, Cash Equivalents, Marketable Securities and Restricted Cash
Fair Value Measurements

	As of March 31, 2023
	Cash and Cash Equivalent	Marketable Securities
	(in thousands)
Cash	228,055	$—
Level 2
Term deposits and notes	77,607	32,043
Total	$305,662	$32,043

	As of December 31, 2022
	Cash and Cash Equivalent	Marketable Securities
	(in thousands)
Cash	282,293	$—
Level 2
Term deposits and notes	65,907	25,098
Total	$348,200	$25,098

Interest-bearing bank deposits are considered level 2 financial instruments as they are measured using valuation techniques based on observable market data.
The fair value of term deposits approximates their carrying amount given the nature of the investments, its maturities and expected future cash flows.
Marketable Securities
The following table presents for each reporting period, the breakdown of the fair value of marketable securities:

	March 31, 2023	December 31, 2022

	(in thousands)
Securities Held-to-maturity
Term Deposits	$32,043	$25,098
Total	$32,043	$25,098

The gross unrealized gains on our marketable securities were not material as of March 31, 2023.
Term deposits are considered a level 2 financial instrument as they are measured using valuation techniques based on observable market data.
The following table classifies our marketable securities by contractual maturities:

	Held-to-maturity	Available-for-sale
	March 31, 2023

	(in thousands)
Due in one year	$21,168	$—
Due in one to five years	$10,875	$—
Total	$32,043	$—
Restricted Cash
As part of the Iponweb Acquisition, we had deposited $100.0 million of cash into an escrow account containing withdrawal conditions. The cash secures the Company's potential payment of Iponweb Acquisition contingent consideration to the Sellers, which is conditioned upon the achievement of certain revenue targets by the Iponweb business for the 2022 and 2023 fiscal years. We have paid the contingent consideration of $22.0 million for the 2022 fiscal year in the quarter ended March 31, 2023.

	March 31, 2023	December 31, 2022

	(in thousands)

Restricted cash – current	$75,001	$25,000
Restricted cash – non-current	$—	$75,000
Total	$75,001	$100,000

Note 5. Trade Receivables
The following table shows the breakdown in trade receivables net book value for the presented periods:

	March 31, 2023	December 31, 2022

	(in thousands)
Trade accounts receivables	$596,368	$756,741
(Less) Allowance for credit losses	(50,528)	(47,792)
Net book value at end of period	$545,840	$708,949

Note 6. Other Current Assets
The following table shows the breakdown in other current assets net book value for the presented periods:

	March 31, 2023	December 31, 2022

	(in thousands)
Prepayments to suppliers	$11,910	$12,421
Other debtors	10,806	6,768
Prepaid expenses	32,417	24,549
Other current assets	2,983	8,128
Net book value at end of period	$58,116	$51,866
Prepaid expenses mainly consist of amounts related to SaaS arrangements.

Note 7. Other Current and Non-Current Liabilities
Other current liabilities are presented in the following table:

	March 31, 2023	December 31, 2022

	(in thousands)
Customer prepayments	$13,196	$16,334
Rebates	16,871	17,671
Accounts payable relating to capital expenditures	28,978	25,414
Other creditors	4,846	2,388
Deferred revenue	27	$10
Earn out liability – current	45,449	$21,640
Total	$109,367	$83,457

Other non-current liabilities are presented in the following table:

	March 31, 2023	December 31, 2022

	(in thousands)
Earn out liability – non-current	$—	$44,696
Uncertain tax positions	18,055	17,980
Other	8,230	6,550
Total	$26,285	$69,226

Earn out liability
As part of the Iponweb Acquisition , the Sellers are entitled to contingent consideration of a maximum of $100.0 million, which is conditioned upon the achievement of certain revenue targets by the Iponweb business for the 2022 and 2023 fiscal years. The related earn out liability is valued and discounted using management's best estimate of the consideration that will be paid in 2024 (current portion). The contingent consideration for fiscal year 2022 of $22.0 million has been paid in the period ended March 31, 2023.

Uncertain tax positions
Other non-current liabilities also include approximately $18 million related to uncertain tax positions as of March 31, 2023. These uncertain tax positions are related to the Iponweb Acquisition.

Note 8. Leases
The components of lease expense are as follows:

	Three Months Ended
	March 31, 2023			March 31, 2022
	Offices	Data Centers	Total	Offices	Data Centers	Total
	(in thousands)
Lease expense	$3,704	$5,576	$9,280	$4,409	$5,207	$9,616
Short term lease expense	142	9	151	151	3	154
Variable lease expense	89	4	93	50	5	55
Sublease income	(229)	—	(229)	(172)		(172)
Total operating lease expense	$3,706	$5,589	$9,295	$4,438	$5,215	$9,653

As of March 31, 2023, we have additional operating leases, that have not yet commenced which will result in additional operating lease liabilities and right of use assets:

	Offices	Data Centers
	(in thousands)
Additional operating lease liabilities	$1,081	$26,954
Additional right of use assets	$1,081	$26,954
These operating leases will commence during the fiscal years ending December 31, 2023, 2024 and 2025, respectively.

Note 9. Employee Benefits

Defined Benefit Plans
According to the French law and the Syntec Collective Agreement, French employees are entitled to compensation paid on retirement.
The following table summarizes the changes in the projected benefit obligation:

Projected benefit obligation
(in thousands)
Projected benefit obligation present value at January 1, 2022	$5,531
Service cost	1,756
Interest cost	73
Actuarial losses (gains)	(3,311)
Currency translation adjustment	(341)
Projected benefit obligation present value at December 31, 2022	$3,708
Service cost	176
Interest cost	41
Actuarial losses (gains)	136
Currency translation adjustment	77
Projected benefit obligation present value at March 31, 2023	$4,138
The Company does not hold any plan assets for any of the periods presented.
The main assumptions used for the purposes of the actuarial valuations are listed below:

	Three Months Ended	Year ended
	March 31, 2023	December 31, 2022
Discount rate (Corp AA)	4.10%	4.25%
Expected rate of salary increase	5%	5%
Expected rate of social charges	48%	48%
Expected staff turnover	0% - 17.8%	0% - 17.8%
Estimated retirement age	Progressive table	Progressive table
Life table	TH-TF 2000-2002 shifted	TH-TF 2000-2002 shifted

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

	Three Months Ended
	March 31, 2023	March 31, 2022
	(in thousands)
Defined contributions plans included in personnel expenses	$(4,078)	$(3,858)

Note 10. Revenue

Disaggregation of revenue
The following table presents our disaggregated revenues:

	Marketing Solutions	Retail Media	Iponweb	Total
For the three months ended	(in thousands)

March 31, 2023	$381,907	$38,021	$25,088	$445,016
March 31, 2022	$463,888	$46,679	$—	$510,567

Note 11. Share-Based Compensation
Equity awards Compensation Expense

Equity awards compensation expense recorded in the consolidated statements of operations was as follows:

	Three Months Ended
	2023	2022
	(in thousands)
Research and Development	(16,172)	(3,968)
Sales and Operations	(4,045)	(2,566)
General and Administrative	(4,951)	(2,955)
Total equity awards compensation expense	(25,168)	(9,489)
Tax benefit from equity awards compensation expense	1,700	1,215
Total equity awards compensation expense, net of tax effect	$(23,468)	$(8,274)

The breakdown of the equity award compensation expense by instrument type was as follows:

	Three Months Ended
	2023	2022
	(in thousands)
Share options	(38)	(58)
Lock-up shares	(10,591)	—
Restricted stock units / Performance stock units	(14,079)	(8,983)
Non-employee warrants	(460)	(448)
Total equity awards compensation expense	(25,168)	(9,489)
Tax benefit from equity awards compensation expense	1,700	1,215
Total equity awards compensation expense, net of tax effect	$(23,468)	$(8,274)

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

	Options Outstanding
	Number of Shares Underlying Outstanding Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding - December 31, 2022	372,329
Options granted	—
Options exercised	(12,363)
Options forfeited	(400)
Options canceled	—
Options expired	(300)
Outstanding - March 31, 2023	359,266	€20.65	4.49	€16.25

Vested and exercisable - March 31, 2023	288,866

The aggregate intrinsic value represents the difference between the exercise price of the options and the fair market value of common stock on the date of exercise. No new stock options were granted in the period ending March 31, 2023. As of March 31, 2023, unrecognized stock-based compensation $0.1 million related to unvested stock options will be recognized on a straight-line basis over a weighted average period of 1 year.

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

	Shares	Weighted-Average Grant date Fair Value Per Share

Outstanding as of December 31, 2022	2,960,243	—
Granted	—	—
Vested	—	—
Forfeited	—	—
Outstanding as of March 31, 2023	2,960,243	$23.94

At March 31, 2023, the Company had unrecognized stock-based compensation relating to restricted stock of approximately $45.3 million, which is expected to be recognized over a period of 3 years starting from the grant date of August 1, 2022.

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

	Shares (RSU)	Weighted-Average Grant date Fair Value Per Share

Outstanding as of December 31, 2022	5,349,955	—
Granted	497,821	—
Vested	(273,456)	—
Forfeited	(196,070)	—
Outstanding as of March 31, 2023	5,378,250	€25.69

At March 31, 2023, the Company had unrecognized stock-based compensation relating to restricted stock of approximately $81.1 million, which is expected to be recognized over a weighted-average period of 3.15 years.

	Shares (PSU)	Weighted-Average Grant date Fair Value Per Share

Outstanding as of December 31, 2022	522,467	—
Granted	356,402	—
Vested	(118,161)	—
Forfeited	—	—
Outstanding as of March 31, 2023	760,708	€27.20

At March 31, 2023, the Company had unrecognized stock-based compensation relating to restricted stock of approximately $16.2 million, which is expected to be recognized over a weighted-average period of 3.56 years.

Non-employee warrants

Non-employee warrants generally vest over four years, subject to the holder’s continued service through the vesting date.

	Shares	Weighted-Average Grant date Fair Value Per Share	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding - December 31, 2022	302,775
Granted	—
Exercised	(52,223)
Canceled	—
Expired	—
Outstanding - March 31, 2023	250,552	€17.65	5.27	€19.25

Vested and exercisable - March 31, 2023	230,737

The aggregate intrinsic value represents the difference between the exercise price of the non-employee warrants and the fair market value of common stock on the date of exercise. No new stock non-employee warrants were granted in the period ending March 31, 2023. As of March 31, 2023, the instruments were fully vested.

Note 12. Financial and Other Income and Expenses
The condensed consolidated statements of income line item “Financial and Other income (expense)” can be broken down as follows:

	Three Months Ended
	March 31, 2023	March 31, 2022
	(in thousands)

Financial income from cash equivalents	$1,063	$133
Interest and fees	(486)	(547)
Foreign exchange gains (losses)	(1,949)	4,463
Other financial income (expense)	8,199	(19)
Total Financial and Other income (expense)	$6,827	$4,030
The $6.8 million financial and other income for the three months ended March 31, 2023, were driven by the recognition of a negative impact of foreign exchange reevaluations net of related hedging and the up-front fees amortization, the non-utilization costs, and the financial expense relating to our available Revolving Credit Facility financing, fully offset by the proceeds from disposal of non consolidated investments.
At March 31, 2023, our exposure to foreign currency risk was centralized at Criteo S.A. and hedged using foreign currency swaps or forward purchases or sales of foreign currencies.

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
The following table presents provision for income taxes:

	Three Months Ended
	March 31, 2023	March 31, 2022
	(in thousands)
Provision for income tax expense (benefit)	$(4,595)	$10,414

For the three months ended March 31, 2023 and March 31, 2022, provision for incomes taxes is $(4.6) million and $10.4 million, respectively. The $(4.6) million tax benefit was driven by the loss from operations. The three months ended March 31, 2023 provision for income taxes mainly differs from the nominal standard French rate of 25.0% due to the application of a reduced income tax rate on the majority of the technology royalties income in France.

Note 14. Earnings Per Share
Basic Earnings Per Share
We calculate basic earnings per share by dividing the net income or loss for the period attributable to shareholders of the Parent by the weighted average number of shares outstanding.

	Three Months Ended
	March 31, 2023	March 31, 2022
Net income (loss) attributable to shareholders of Criteo S.A.	$(11,809)	$20,587
Weighted average number of shares outstanding	56,256,082	60,738,299
Basic earnings per share	$(0.21)	$0.34
Diluted Earnings Per Share
We calculate diluted earnings per share by dividing the net income or loss attributable to shareholders of the Parent by the weighted average number of shares outstanding plus any potentially dilutive shares not yet issued from share-based compensation plans (refer to Note 11). There were no other potentially dilutive instruments outstanding as of March 31, 2023 and March 31, 2022. Consequently, all potential dilutive effects from shares are considered.
For each period presented, a contract to issue a certain number of shares (i.e., share option, non-employee warrant, employee warrant ("BSPCE")) is assessed as potentially dilutive if it is “in the money” (i.e., the exercise or settlement price is lower than the average market price).

	Three Months Ended
	March 31, 2023	March 31, 2022
Net income (loss) attributable to shareholders of Criteo S.A.	$(11,809)	$20,587
Weighted average number of shares outstanding of Criteo S.A.	56,256,082	60,738,299
Dilutive effect of :
Restricted share awards ("RSUs")	4,062,752	2,591,530
Share options and BSPCE	118,146	179,089
Share warrants	57,847	104,632
Weighted average number of shares outstanding used to determine diluted earnings per share	60,494,827	63,613,550
Diluted earnings per share	$(0.20)	$0.32
The weighted average number of securities that were anti-dilutive for diluted EPS for the periods presented but which could potentially dilute EPS in the future are as follows:

	Three Months Ended
	March 31, 2023	March 31, 2022

Restricted share awards	497,821	58,840
Share options and BSPCE	—	—
Weighted average number of anti-dilutive securities excluded from diluted earnings per share	497,821	58,840

Note 15. Commitments and contingencies
Contingencies
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
On August 3, 2022, the assigned rapporteur issued a report that claimed certain GDPR violations, in particular relating to the Company’s contractual relationships with its advertisers and publishers with respect to consent collection oversight. The report includes a proposed financial sanction against the Company of €60.0 million ($65.3 million).Under the CNIL sanction procedures, Criteo had the right to respond in writing to the report, both with respect to the GDPR findings and the value of the sanction, and did so, following which a formal hearing before the CNIL Sanction Committee occured on March 16, 2023, with both Criteo and the rapporteur presenting their respective positions. The CNIL Sanction Committee is expected to issue a draft decision that will be submitted for consultation to other European data protection authorities as part of the cooperation mechanism mandated by GDPR. A final decision, including regarding potential financial penalties, will likely occur by mid-2023.

Pursuant to U.S. GAAP, we establish accruals for specific legal proceedings when it is considered probable that a loss has been incurred and the amount of the loss can be reasonably estimated, and these accruals are reviewed and adjusted each quarter based on the information available at that time.

Given the receipt of this report, which included a proposed sanction penalty of €60.0 million ($65.3 million), we have accounted for the proposed penalty as a provision for a loss contingency, which is reflected in our financial statements, as a current liability, for the period ended as of March 31, 2023. Such amount could be lower or higher based on the final resolution and merits of the claims made in the report.

Non income tax risks
We have recorded a $33.2 million provision related to certain non income tax items accounted for under "ASC 450 Contingencies". These risks were identified and recognized as part of the Iponweb Acquisition. We have recorded an indemnification asset in the full amount of the provision as the Company is indemnified against certain tax liabilities under the FPA. The indemnification asset is recorded as part of "Other non current assets" on the consolidated statement of financial position.

Note 16. Breakdown of Revenue and Non-Current Assets by Geographical Areas
The Company operates in the following three geographical markets:
•    Americas (North and South America);
•    EMEA (Europe, Middle-East and Africa); and
•    Asia-Pacific.
The following tables disclose our consolidated revenue for each geographical area for each of the reported periods. Revenue by geographical area is based on the location of advertisers’ campaigns or of the retailers.

	Americas	EMEA	Asia-Pacific	Total
For the three months ended:	(in thousands)

March 31, 2023	$188,288	$160,214	$96,514	$445,016
March 31, 2022	$194,847	$193,954	$121,766	$510,567
Revenue generated in France amounted to $23.3 million and $30.8 million for the three months ended March 31, 2023 and March 31, 2022 respectively.
Revenue generated in other significant countries where we operate is presented in the following table:

	Three Months Ended
	March 31, 2023	March 31, 2022
	(in thousands)
Americas
United States	$169,591	$171,864
EMEA
Germany	$45,782	$55,455
France	$23,298	$30,781
Asia-Pacific
Japan	$59,692	$77,975

Other Information
For each reported period, non-current assets (corresponding to the net book value of tangible and intangible assets, excluding right of use assets related to lease agreements) are presented in the table below. The geographical information includes results from the locations of legal entities.

	Americas	EMEA	Asia-Pacific	Total
(in thousands)

March 31, 2023	$91,766	$209,760	$24,562	$326,088
December 31, 2022	$92,952	$193,007	$21,231	$307,190

Note 17. Subsequent Events
The Company evaluated all subsequent events that occurred after March 31, 2023 through the date of issuance of the unaudited condensed consolidated financial statements and determined there are no significant events that require adjustments or disclosure.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the Securities and Exchange Commission, or "SEC", on February 24, 2023.

Critical Accounting Policies and Estimates

There have been no material changes to our critical accounting policies and estimates from the information provided in Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations," included in our Annual Report filed on Form 10-K for the year ended December 31, 2022.

Recently Issued Pronouncements

See "Recently Issued Accounting Standards" under Note 1, "Summary of Significant Accounting Policies," of the Notes to Unaudited Condensed Consolidated Financial Statements for a discussion of certain accounting standards that have been issued during 2023.

Non-GAAP Financial Measures
As required by the rules of the Securities and Exchange Commission (“SEC”), we provide reconciliations of the non-GAAP financial measures contained in this document to the most directly comparable measures under GAAP, which are set forth in the financial tables below.

Reconciliation of Contribution ex-TAC to Gross Profit

We define Contribution ex-TAC as a profitability measure akin to gross profit. It is calculated by deducting traffic acquisition costs from revenue and reconciled to gross profit through the exclusion of other costs of revenue. Contribution ex-TAC is not a measure calculated in accordance with U.S. GAAP. We have included Contribution ex-TAC because it is a key measure used by our management and board of directors to evaluate operating performance, generate future operating plans and make strategic decisions. In particular, we believe that this measure can provide useful measures for period-to-period comparisons of our business.Accordingly, we believe that Contribution ex-TAC provides useful information to investors and others in understanding and evaluating our results of operations in the same manner as our management and board of directors. Our use of Contribution ex-TAC has limitations as an analytical tool, and you should not consider them in isolation or as a substitute for analysis of our financial results as reported under U.S. GAAP. Some of these limitations are: (a) other companies, including companies in our industry which have similar business arrangements, may address the impact of TAC differently; (b) other companies may report Contribution ex-TAC or similarly titled measures but calculate them differently, which reduces their usefulness as a comparative measure. Because of these and other limitations,you should consider Contribution ex-TAC alongside our other U.S. GAAP financial measures. The below table provides a reconciliation of Contribution ex-TAC to gross profit:

	Three Months Ended
	March 31, 2023	March 31, 2022

	(in thousands, except client data)
Gross Profit	$181,509	$184,024

Other Cost of Revenue	$39,109	$32,893

Contribution ex-TAC	$220,618	$216,917

Reconciliation of Adjusted EBITDA to Net Income (Loss)
We define Adjusted EBITDA as our consolidated earnings before financial income (expense), income taxes, depreciation and amortization, adjusted to eliminate the impact of equity awards compensation expense, pension service costs, certain restructuring, integration and transformation costs, certain acquisition costs and a loss contingency related to a regulatory matter. Adjusted EBITDA is not a measure calculated in accordance with U.S. GAAP. We have included Adjusted EBITDA because it is a key measure used by our management and board of directors to understand and evaluate our core operating performance and trends, to prepare and approve our annual budget and to develop short-term and long-term operational plans. In particular, we believe that the elimination of equity awards compensation expense, pension service costs, certain restructuring, integration and transformation costs, certain acquisition costs and a loss contingency related to a regulatory matter in calculating Adjusted EBITDA can provide a useful measure for period-to-period comparisons of our business. Accordingly, we believe that Adjusted EBITDA provides useful information to investors and others in understanding and evaluating our results of operations in the same manner as our management and board of directors. Our use of Adjusted EBITDA has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our financial results as reported under U.S. GAAP. Some of these limitations are: (a) although depreciation and amortization are non-cash charges, the assets being depreciated and amortized may have to be replaced in the future, and Adjusted EBITDA does not reflect cash capital expenditure requirements for such replacements or for new capital expenditure requirements; (b) Adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs; (c) Adjusted EBITDA does not reflect the potentially dilutive impact of equity-based compensation; (d) Adjusted EBITDA does not reflect tax payments that may represent a reduction in cash available to us; and (e) other companies, including companies in our industry, may calculate Adjusted EBITDA or similarly titled measures differently, which reduces their usefulness as a comparative measure. Because of these and other limitations, you should consider Adjusted EBITDA alongside our U.S. GAAP financial results, including net income.

	Three Months Ended
	March 31,
	2023	2022
Net income (loss)	$(12,071)	$21,278
Adjustments:
Financial (Income) expense	(6,606)	(4,030)
Provision for income taxes	(4,595)	10,414
Equity awards compensation expense	26,065	9,490
Pension service costs	176	275
Depreciation and amortization expense	25,320	22,144
Acquisition-related costs	832	2,544
Restructuring, integration and transformation costs	9,602	710
Total net adjustments	50,794	41,547
Adjusted EBITDA	$38,723	$62,825

	Three Months Ended
	March 31, 2023	March 31, 2022
	(in thousands)
(Gain) from forfeitures of share-based compensation awards	(897)	—
Facilities related (gain) costs	618	533
Payroll related (gain) costs	9,631	—
Consulting costs related to transformation	250	177
Restructuring, integration and transformation (gain) costs	$9,602	$710

Results of Operations for the Periods Ended March 31, 2023 and March 31, 2022 (Unaudited)
Revenue breakdown by segment

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

Three months ended March 31, 2023 compared to the three months ended March 31, 2022
Revenue breakdown by segment

	Three Months Ended
	March 31, 2023	March 31, 2022	2023 vs 2022
	(in thousands)
Revenue as reported	$445,016	$510,567	(13)%
Conversion impact U.S. dollar/other currencies	$18,457
Revenue at constant currency (1)	$463,473	$510,567	(9)%

Marketing Solutions revenue as reported	$381,907	$463,888	(18)%
Conversion impact U.S. dollar/other currencies	$18,083
Marketing Solutions revenue at constant currency (1)	399,990	463,888	(14)%

Retail Media revenue as reported (2)	38,021	46,679	(19)%
Conversion impact U.S. dollar/other currencies	$374
Retail Media revenue at constant currency (1)	38,395	46,679	(18)%

Iponweb revenue as reported	25,088	—	N/A
Conversion impact U.S. dollar/other currencies	$—
Iponweb revenue at constant currency (1)	25,088	—	N/A

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
(2) In all arrangements running on Criteo's Commerce Media platform, the Company recognizes revenue on a net basis, whereas revenue from arrangements running on legacy Retail Media solutions were accounted for on a gross basis. Most clients using Criteo’s legacy Retail Media solutions transitioned to this platform by the end of 2022. During the transition period, Revenue declined but Contribution ex-TAC margin percentage increased. Contribution ex-TAC was not impacted by this transition.

Revenue by segment

Revenue for the three months ended March 31, 2023 decreased (13)%, or (9)% on a constant currency basis, to $445.0 million compared to the three months ended March 31, 2022, reflecting the impact of recognizing revenue on a net basis for clients transitioning to the Company's platform in Retail Media.

In the three months of 2023, 91% of revenue came from existing clients while 9% came from new client additions. Our number of clients was up 2% year-over-year, or down -1% excluding Iponweb.

Marketing Solutions revenue decreased (18)%, or (14)% on a constant currency basis, to $381.9 million for the three months ended March 31, 2023, driven by anticipated signal loss impacts, the suspension of the Company's operations in Russia and soft retail trends, partially offset by continued strength in travel.

Retail Media revenue decreased (19)%, or (18)% on a constant currency basis, to $38.0 million for the three months ended March 31, 2023, reflecting the impact of recognizing revenue on a net basis for clients transitioning to the Company's platform. As a result of this transition to a full platform business, the growth of Retail Media revenue has been temporarily impacted. Reflecting the underlying economic performance, Retail Media's Contribution ex-TAC increased 21%, or 22% on a constant currency basis, for the three months ended March 31, 2023, driven by continued strength in Retail Media onsite, in particular in the U.S. market, and growing network effects of onboarding brands and retailers to the platform.

Iponweb revenue for the three months ended March 31, 2023 was $25.1 million following the closing of the acquisition on August 1, 2022.

Additionally, our $445.0 million of revenue for the three months ended March 31, 2023 was negatively impacted by $18.5 million of currency fluctuations, particularly as a result of the depreciation of the Euro, Japanese Yen, British Pound, Turkish Lira, Russian Ruble and the Brazilian Real compared to the U.S. dollar.

Three months ended March 31, 2023 compared to the three months ended March 31, 2022

Revenue breakdown by region
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

	Three Months Ended
	March 31, 2023	March 31, 2022	2023 vs 2022
	(in thousands)
Revenue as reported	$445,016	$510,567	(13)%
Conversion impact U.S. dollar / other currencies	$18,457
Revenue at constant currency (1)	463,473	510,567	(9)%
Americas
Revenue as reported	188,288	194,847	(3)%
Conversion impact U.S. dollar / other currencies	$(65)
Revenue at constant currency (1)	188,223	194,847	(3)%
EMEA
Revenue as reported	160,214	193,954	(17)%
Conversion impact U.S. dollar / other currencies	$8,539
Revenue at constant currency (1)	168,753	193,954	(13)%
Asia-Pacific
Revenue as reported	96,514	121,766	(21)%
Conversion impact U.S. dollar / other currencies	$9,983
Revenue at constant currency (1)	$106,497	$121,766	(13)%
(1) Revenue at constant currency excludes the impact of foreign currency fluctuations and is computed by applying the average exchange rates for the prior year to the following year figures.

Revenue by region

Our revenue in the Americas region decreased (3)%, or (3)% on a constant currency basis, to $188.3 million for the three months ended March 31, 2023 compared to the three months ended March 31, 2022. This primarily reflects the impact of recognizing revenue on a net basis for Retail Media clients transitioning to the Company's platform, partially offset by continued strong performance of Retail Media as the platform continues to scale with large retailers and consumer brands and a rebound in travel.

Our revenue in EMEA decreased (17)%, or (13)% on a constant currency basis, to $160.2 million for the three months ended March 31, 2023 compared to the three months ended March 31, 2022, reflecting soft retail trends across our markets. This also reflects the impact of recognizing revenue on a net basis for Retail Media clients transitioning to the Company's platform, partially offset by solid traction in Retail Media.

Our revenue in the Asia-Pacific region decreased (21)%, or decreased (13)% on a constant currency basis, to $96.5 million for the three months ended March 31, 2023 compared to the three months ended March 31, 2022, reflecting soft retail and Classified trends in the region.

Cost of Revenue

	Three Months Ended		% change
	March 31, 2023	March 31, 2022	2023 vs 2022

	(in thousands, except percentages)
Traffic acquisition costs	$(224,398)	$(293,650)	(24)%
Other cost of revenue	$(39,109)	$(32,893)	19%
Total cost of revenue	$(263,507)	$(326,543)	(19)%
% of revenue	(59)%	(64)%
Gross profit %	41%	36%

	Three Months Ended		% change	% change at Constant Currency (2)
	March 31, 2023	March 31, 2022	2023 vs 2022	2023 vs 2022

	(in thousands, except percentages)
Marketing Solutions	$(223,729)	$(277,800)	(19)%	(16)%
Retail Media	$(669)	$(15,850)	(96)%	(96)%
Iponweb (1)	$—	$—	—%	—%
Traffic Acquisition Costs	$(224,398)	$(293,650)	(24)%	(21)%

(1) There are no traffic acquisition costs associated with the Iponweb solutions as we are acting as agent in all the arrangements.

Cost of revenue for the three months ended March 31, 2023 decreased $(63.0) million, or (19)%, compared to the three months ended March 31, 2022. This decrease was primarily the result of a decrease of $(69.3) million, or (24)% (or (21)% on a constant currency basis) in traffic acquisition costs driven by a lower average price partially offset by an increase in volume, and an increase of $6.2 million, or 19% in other cost of revenue.
Traffic acquisition costs in Marketing Solutions decreased by (19)% (or (16)% at constant currency). This was driven by a (29)% decrease (or 26% at constant currency) in the average cost per thousand impressions ("CPM") for inventory purchased, including lower CPMs for signal-limited environments where Criteo continues to perform, and a 13% increase in the number of impressions we purchased, reflecting our expanding relationships with existing and new publisher partners, in particular through direct connections, to support client demand for advertising campaigns.
Traffic acquisition costs in Retail Media(1) decreased by (96)% (or (96)% at constant currency), reflecting the technical and transitory impact related to the client migration to our platform because we recognize revenue on a net basis in all arrangements running on the platform.
As Iponweb reports revenues on a net basis, it has no traffic acquisition costs.
The increase in other cost of revenue included an increase in hosting costs of $9.0 million partially offset by depreciation and amortization expense of $3.0 million

Contribution excluding Traffic Acquisition Costs
We consider Contribution ex-TAC as a key measure of our business activity. Our strategy focuses on maximizing our Contribution ex-TAC on an absolute basis over maximizing our near-term gross margin. We believe this focus builds sustainable long-term value for our business by fortifying a number of our competitive strengths, including access to advertising inventory, breadth and depth of data and continuous improvement of our Criteo AI Engine’s performance, allowing it to deliver more relevant advertisements at scale. As part of this focus, we continue to invest in building preferred relationships with direct publishers and pursue access to leading advertising exchanges.
The following table sets forth our revenue and Contribution ex-TAC by segment:

	Three Months Ended
Segment	March 31, 2023	March 31, 2022	YoY Change	YoY Change at Constant Currency (2)
	(amounts in thousands, except percentages)
Revenue
Marketing Solutions	$381,907	$463,888	(18)%	(14)%
Retail Media	38,021	46,679	(19)%	(18)%
Iponweb	25,088	—	N/A	N/A
Total	445,016	510,567	(13)%	(9)%

Contribution ex-TAC (1)
Marketing Solutions	158,178	186,088	(15)%	(10)%
Retail Media	37,352	30,829	21%	22%
Iponweb(2)	25,088	—	N/A	N/A
Total	220,618	216,917	2%	6%

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

	Three Months Ended
	March 31, 2023	March 31, 2022	YoY Change
	(amounts in thousands, except percentages)

Revenue as reported	$445,016	$510,567	(13)%
Conversion impact U.S. dollar/other currencies	18,457	—
Revenue at constant currency	$463,473	$510,567	(9)%

Traffic acquisition costs as reported	$(224,398)	$(293,650)	(24)%
Conversion impact U.S. dollar/other currencies	(8,518)	—
Traffic Acquisition Costs at constant currency	$(232,916)	$(293,650)	(21)%

Contribution ex-TAC as reported	$220,618	$216,917	2%
Conversion impact U.S. dollar/other currencies	9,939	—
Contribution ex-TAC at constant currency	$230,557	$216,917	6%
Contribution ex-TAC/Revenue as reported	50%	42%

Other cost of revenue as reported	$(39,109)	$(32,893)	19%

Gross Profit as reported	$181,509	$184,024	(1)%

Research and Development Expenses
Three months ended March 31, 2023 compared to the three months ended March 31, 2022

	Three Months Ended		% change
	March 31, 2023	March 31, 2022	2023 vs 2022

	(in thousands, except percentages)
Research and development expenses	$(63,590)	$(34,027)	87%
% of revenue	(14)%	(7)%

Research and development expenses for the three months ended March 31, 2023, increased $29.6 million or 87% compared to the three months ended March 31, 2022. This increase mainly related to an increase in headcount-related expenses, including consideration paid to the Iponweb seller and accounted for as share-based compensation, and the amortization of Iponweb acquisition-related intangible assets.
Sales and Operations Expenses
Three months ended March 31, 2023 compared to the three months ended March 31, 2022

	Three Months Ended		% change
	March 31, 2023	March 31, 2022	2023 vs 2022

	(in thousands, except percentages)
Sales and operations expenses	$(101,242)	$(88,999)	14%
% of revenue	(23)%	(17)%

Sales and operations expenses for the three months ended March 31, 2023 increased $12.2 million or 14% compared to the three months ended March 31, 2022. This increase mainly related to an increase in headcount-related costs partially offset by a decrease in marketing expenses and bad debt expense.
General and Administrative Expenses
Three months ended March 31, 2023 compared to the three months ended March 31, 2022

	Three Months Ended		% change
	March 31, 2023	March 31, 2022	2023 vs 2022

	(in thousands, except percentages)
General and administrative expenses	$(40,170)	$(33,336)	21%
% of revenue	(9)%	(7)%

General and administrative expenses for the three months ended March 31, 2023, increased $6.8 million or 21%, compared to the three months ended March 31, 2022. The increase mainly relates to headcount-related costs.

Financial and Other Income / (Expense)
Three months ended March 31, 2023 compared to the three months ended March 31, 2022

	Three Months Ended		% change
	March 31, 2023	March 31, 2022	2023 vs 2022

	(in thousands, except percentages)
Financial and Other Income / (Expense)	$6,827	$4,030	69%
% of revenue	2%	1%
Financial and Other income for the three months ended March 31, 2023, increased by $2.8 million or 69% compared to 2022. The $6.8 million financial and other income for the three months ended March 31, 2023, were driven by the recognition of a negative impact of foreign exchange reevaluations net of related hedging and the up-front fees amortization, the non-utilization costs, and the financial expense relating to our available Revolving Credit Facility financing, fully offset by the proceeds from disposal of non-consolidated investments. At March 31, 2023, our exposure to foreign currency risk was centralized at Criteo S.A. and hedged using foreign currency swaps or forward purchases or sales of foreign currencies.
Provision for Income Taxes
Three months ended March 31, 2023 compared to the three months ended March 31, 2022

	Three Months Ended		% change
	March 31, 2023	March 31, 2022	2023 vs 2022

	(in thousands, except percentages)
Provision for income tax expense (benefit)	$(4,595)	$10,414	NM
For the three months ended March 31, 2023 benefit for incomes taxes is $(4.6) million. For the three months ended March 31, 2022 income tax expense was $10.4 million. The $(4.6) million was driven by the loss from operations. The three months ended March 31, 2023 provision for income taxes mainly differs from the nominal standard French rate of 25.0% due to the application of a reduced income tax rate on the majority of the technology royalties income in France

Net Income / (Loss)
Three months ended March 31, 2023 compared to the three months ended March 31, 2022

	Three Months Ended		% change
	March 31, 2023	March 31, 2022	2023 vs 2022

	(in thousands, except percentages)
Net income (loss)	$(12,071)	21,278	(157)%
% of revenue	(3)%	4%
Net income for the three months ended March 31, 2023, decreased $(33.3) million, or (157)%, compared to the three months ended March 31, 2022. This decrease was the result of the business dynamics discussed above, in particular, a $(51.2) million decrease in income from operations, offset by $2.8 million increase in financial and other income and by a $(15.0) million decrease in provision for income taxes compared to the three months ended March 31, 2022.

Liquidity and Capital Resources
Our cash and cash equivalents and restricted cash at March 31, 2023 were held for working capital and general corporate purposes, which could include acquisitions, and amounted to $380.7 million as of March 31, 2023. The $(67.5) million decrease in cash and cash equivalents, and restricted cash compared with December 31, 2022 primarily resulted from a decrease $(36.1) million in cash used for investing activities and by $(72.2) million in cash used for financing activities over the period, partially offset by an increase of $42.0 million in cash from operating activities. The cash used for financing activities mainly related to $(51.0) million in cash used for the share repurchase program, and to $22.2 million payout of the current portion earn-out liability resulting from the Iponweb acquisition, partially offset by $1.3 million of proceeds from capital increase following the exercises of stock options. In addition, the decrease in cash includes an $(1.2) million negative impact of changes in foreign exchange rates on our cash position over the period. We do not enter into investments for trading or speculative purposes. Our policy is to invest any cash in excess of our immediate requirements in investments designed to preserve the principal balance and provide liquidity. Accordingly, our cash and cash equivalents are invested primarily in demand deposit accounts that are currently providing only a minimal return.
As disclosed in our Form 10-K for the fiscal year 2022, on September 27, 2022, the Company entered into a new five year Revolving Credit Facility (the "RCF") that allows immediate access to an additional €407.0 million ($442.6 million) of liquidity, which, combined with our cash position, marketable securities and treasury shares as of March 31, 2023, provides total liquidity above $813 million. Overall, we believe that our current financial liquidity, combined with our expected cash-flow generation in 2023, enables financial flexibility.
Share buy-back programs
In December 2021, we completed a $100 million share repurchase program. In 2022, we completed an additional $136 million share repurchase. For the three months ended March 31, 2023, we had acquired $51.0 million of our on-going share repurchase program.
All above programs have been implemented under our multi-year authorization granted by Board of Directors. On December 7, 2022, this authorization was extended to a total amount of $480 million. Other than these repurchase programs, we intend to retain all available funds and any future earnings to fund our growth.
Operating and Capital Expenditure Requirements
For the three months ended March 31, 2023 and 2022, our capital expenditures were $33.2 million and $5.6 million, respectively. During the three months ended March 31, 2023, these capital expenditures were mainly comprised of acquisition of data center and server equipment, and internal IT systems. We expect our capital expenditures to remain at, or slightly above, 4% of revenue for 2023, as we plan to continue to build, reshape and maintain additional data center equipment capacity in all regions and increase our investments supporting our new work from home policy as part of our office right sizing program.
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

Historical Cash Flows
The following table sets forth our cash flows for the three month period ended March 31, 2023 and March 31, 2022:

	Three Months Ended
	March 31, 2023	March 31, 2022

	(in thousands)
Cash (used for) from operating activities	$41,964	$74,930
Cash (used for) from investing activities	$(36,102)	$16,925
Cash (used for) from financing activities	$(72,217)	$(1,367)
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
For the three months ended March 31, 2023, net cash provided by operating activities was $42.0 million and consisted of net loss of $(12.1) million, and $31.9 million in adjustments for certain non-cash and non-operating items. Adjustments for certain non-operating items primarily consisted of amortization and provision expense of $27.3 million, equity awards compensation expense of $25.2 million, $0.6m change in other non-operating and non-cash items partially offset by $(12.3) million of changes in deferred tax assets, by a $(0.1) million change in income taxes and by other non-operating items of $(8.8) million. The $22.1 million increase in cash from changes in working capital primarily consisted of a $164.1 million decrease in trade receivables, and a $16.7 million increase in other current liabilities such as payroll and payroll related expenses and VAT payables and change in fair value of derivatives, partially offset by a $(145.0) million decrease in trade payables, a $(0.1) million change in lease liabilities and right of use assets, and a $(13.6) million change in other current assets including prepaid expenses and value-added tax ("VAT") receivables.
Investing Activities
Our investing activities to date have consisted primarily of the consideration paid to acquire the Iponweb business and purchases of servers and other data-center equipment. For the three months ended March 31, 2023, net cash used for investing activities was $(36.1) million and primarily consisted of $(33.2) million change in capital expenditures mainly comprised of purchases of servers and other data-center equipment and capitalized software development costs, a $(6.0) million change from the maturity of investments in Marketable Securities, a $(6.5) million payment for business acquisition, partially offset by $9.6 million proceed on sale of a non consolidated investment.
Financing Activities
For the three months ended March 31, 2023, net cash used for financing activities was $(72.2) million, resulting mainly from a $(51.0) million payment for our share repurchase program, a $(22.0) million payout of the current portion earn-out liability resulting from the Iponweb acquisition, partially offset by $1.3 million of proceeds from capital increase following the exercises of stock options.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Market Risk

We are mainly exposed to foreign currency exchange rate fluctuations. There have been no material changes to our exposure to market risk during the three months ended March 31, 2023.

For a description of our foreign exchange risk, please see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - B. Liquidity and Capital Resources" in our Annual Report on Form 10-K for the year ended December 31, 2022.
A hypothetical 10% increase or decrease of the Pound Sterling, the Euro, the Japanese yen or the Brazilian real against the U.S. dollar would have impacted the Condensed Consolidated Statements of Income as follows:

	Three Months Ended
	March 31, 2023		March 31, 2022

	(in thousands)
GBP/USD	+10%	-10%	+10%	-10%
Net income (loss) impact	$(114)	$114	$(138)	$138

	Three Months Ended
	March 31, 2023		March 31, 2022

	(in thousands)
BRL/USD	+10%	-10%	+10%	-10%
Net income (loss) impact	$236	$(236)	$—	$—

	Three Months Ended
	March 31, 2023		March 31, 2022

	(in thousands)
JPY/USD	+10%	-10%	+10%	-10%
Net income (loss) impact	$(339)	$339	$134	$(134)

	Three Months Ended
	March 31, 2023		March 31, 2022

	(in thousands)
EUR/USD	+10%	-10%	+10%	-10%
Net income (loss) impact	$(1,680)	$1,680	$2,273	$(2,273)

Credit Risk and Trade receivables
For a description of our trade receivables, please see "Note 5. Trade Receivables" in the Notes to the Consolidated Financial Statements.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures
Based on their evaluation as of March 31, 2023, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective to provide reasonable assurance that (i) the information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and (ii) such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
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

None.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Purchases of Equity Securities by the issuer and Affiliated Purchasers
The following table provides certain information with respect to our purchases of our ADSs during the first fiscal quarter of 2023:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs(1)
January 1 to 31, 2023	1,133,552	$28.21	1,133,552	$212,324,227
February 1 to 28, 2023	362,565	$32.74	362,565	200,437,260
March 1 to 31, 2023	235,517	$30.51	235,517	193,258,955
Total	1,731,634		1,731,634	—
(1) In October 2021, the board of directors approved an extension of the long-term share repurchase program of up to $175 million of the Company's outstanding American Depositary Shares, and in December 2022, the board of directors further extended this long-term share repurchase program to a total of $480 million.
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

CRITEO S.A.
(Registrant)

	By:	/s/ Sarah Glickman
Date: May 3, 2023	Name:	Sarah Glickman
	Title:	Chief Financial Officer
(Principal financial officer and duly authorized signatory)