Form 10-Q
period 2023-06-30
Criteo S.A.
filed 2023-08-02
CIK 1576427

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended June 30, 2023
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes  ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☒	Accelerated Filer	☐
Non-accelerated Filer	☐	Smaller reporting company	☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes  ☐      No ☒
          As of July 31, 2023, the registrant had 55,812,266 ordinary shares, nominal value €0.025 per share, outstanding.

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
Special Note Regarding Forward-Looking Statements
    This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are based on our management’s beliefs and assumptions and on information currently available to our management. All statements other than present and historical facts and conditions contained in this Form 10-Q, including statements regarding our future results of operations and financial position, business strategy, plans and objectives for future operations, are forward-looking statements. When used in this Form 10-Q, the words “anticipate,” “believe,” “can,” “could,” “estimate,” “expect,” “intend,” “is designed to,” “may,” “might,” "objective," “plan,” “potential,” “predict,” "seek," “should,” or the negative of these and similar expressions identify forward-looking statements. Forward-looking statements include, but are not limited to, statements about:
•the ongoing effect of inflation and rising interest rates in the U.S., including the macroeconomic effects, on our business, operations, cash flow and financial results;
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

PART I
Item 1. Financial Statements

CRITEO S.A. CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION (UNAUDITED)

		June 30, 2023	December 31, 2022
		(in thousands)
Assets
Current assets:
Cash and cash equivalents	5	$223,183	$348,200
Trade receivables, net of allowances of $ 55.7 million and $ 47.8 million at June 30, 2023 and December 31, 2022, respectively	6	573,463	708,949
Income taxes	14	28,473	23,609
Other taxes		92,063	78,274
Other current assets	7	45,268	51,866
Restricted cash - current	5	75,000	25,000
Marketable securities - current portion	5	21,151	25,098
Total current assets		1,058,601	1,260,996
Property, plant and equipment, net		143,724	131,207
Intangible assets, net		179,185	175,983
Goodwill	2	522,536	515,140
Right of use assets - operating lease	9	100,971	102,176
Restricted cash - non-current	5	—	75,000
Marketable securities - non-current portion	5	16,299	—
Non-current financial assets		5,311	5,928
Other non-current assets		49,719	50,818
Deferred tax assets		52,021	31,646
Total non-current assets		1,069,766	1,087,898
Total assets		$2,128,367	$2,348,894

Liabilities and shareholders' equity
Current liabilities:
Trade payables		$616,590	$742,918
Contingencies - current portion	16	45,403	65,759
Income taxes	14	3,743	13,037
Financial liabilities - current portion	5	614	219
Lease liability - operating - current portion	9	32,180	31,003
Other taxes		60,574	58,031
Employee - related payables		100,465	85,569
Other current liabilities	8	89,447	83,457
Total current liabilities		949,016	1,079,993
Deferred tax liabilities		3,537	3,463
Defined benefit plans	10	4,358	3,708
Financial liabilities - non-current portion	5	75	74
Lease liability - operating - non-current portion	9	74,722	77,536
Contingencies - non-current portion	16	32,625	33,788
Other non-current liabilities	8	21,022	69,226
Total non-current liabilities		136,339	187,795
Total liabilities		1,085,355	1,267,788
Commitments and contingencies
Shareholders' equity:
Common shares, €0.025 par value, 63,337,453 and 63,248,728 shares authorized, issued and outstanding at June 30, 2023 and December 31, 2022, respectively.		2,081	2,079
Treasury stock,7,412,578 and 5,985,104 shares at cost as of June 30, 2023 and December 31, 2022, respectively.		(214,046)	(174,293)
Additional paid-in capital		787,674	734,492
Accumulated other comprehensive loss		(91,328)	(91,890)
Retained earnings		527,857	577,653
Equity-attributable to shareholders of Criteo S.A.		1,012,238	1,048,041
Non-controlling interests		30,774	33,065
Total equity		1,043,012	1,081,106
Total equity and liabilities		$2,128,367	$2,348,894

The accompanying notes form an integral part of these unaudited condensed consolidated financial statements.

CRITEO S.A.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

		Three Months Ended		Six Months Ended
	Notes	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
		(in thousands, except share per data)

Revenue	11	$468,934	$495,090	$913,950	$1,005,657

Cost of revenue:
Traffic acquisition costs		(228,717)	(280,565)	(453,115)	(574,215)
Other cost of revenue		(40,435)	(29,550)	(79,544)	(62,443)

Gross profit		199,782	184,975	381,291	368,999

Operating expenses:
Research and development expenses		(67,775)	(41,496)	(131,365)	(75,523)
Sales and operations expenses		(112,511)	(99,313)	(213,753)	(188,312)
General and administrative expenses		(18,537)	(100,672)	(58,707)	(134,008)
Total operating expenses		(198,823)	(241,481)	(403,825)	(397,843)
Income (loss) from operations		959	(56,506)	(22,534)	(28,844)
Financial and Other income (expense)	13	(1,852)	16,412	4,975	20,442
Loss before taxes		(893)	(40,094)	(17,559)	(8,402)
Provision for income tax (expense) benefit	14	(1,078)	7,121	3,517	(3,293)
Net loss		$(1,971)	$(32,973)	$(14,042)	$(11,695)

Net loss available to shareholders of Criteo S.A.		$(2,876)	$(33,614)	$(14,685)	$(13,027)
Net income (loss) available to non-controlling interests		$905	$641	$643	$1,332

Weighted average shares outstanding used in computing per share amounts:
Basic	15	55,924,824	60,240,344	56,094,887	60,488,429
Diluted	15	55,924,824	60,240,344	56,094,887	60,488,429

Net loss allocated to shareholders per share:
Basic	15	$(0.05)	$(0.56)	$(0.26)	$(0.22)
Diluted	15	$(0.05)	$(0.56)	$(0.26)	$(0.22)
The accompanying notes form an integral part of these unaudited condensed consolidated financial statements.

CRITEO S.A.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS (UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
	(in thousands)

Net loss	$(1,971)	$(32,973)	$(14,042)	$(11,695)
Foreign currency translation differences, net of taxes	(8,450)	(51,510)	(2,135)	(70,728)
Actuarial gains (losses) on employee benefits, net of taxes	(7)	1,449	(143)	2,535
Other comprehensive loss	$(8,457)	$(50,061)	$(2,278)	$(68,193)
Total comprehensive loss	$(10,428)	$(83,034)	$(16,320)	$(79,888)
Attributable to shareholders of Criteo S.A.	$(8,763)	$(80,044)	$(14,097)	$(75,664)
Attributable to non-controlling interests	$(1,665)	$(2,990)	$(2,223)	$(4,224)
The accompanying notes form an integral part of these unaudited condensed consolidated financial statements.

CRITEO S.A.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)

	Share capital		Treasury Stock		Additional paid-in capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Equity - attributable to shareholders of Criteo S.A.	Non controlling interest	Total equity
	Common shares		Shares
	(in thousands, except share amounts )
Balance at December 31, 2021	65,883,347	$2,149	(5,207,873)	$(131,560)	$731,248	$(40,294)	$601,588	$1,163,131	$35,189	$1,198,320
Net income (loss)	—	—	—	—	—	—	20,587	20,587	691	21,278
Other comprehensive income (loss)	—	—	—	—	—	(16,207)	—	(16,207)	(1,925)	(18,132)
Issuance of ordinary shares	22,047	1	—	—	319	—	—	320	—	320
Change in treasury stocks(*)	—	—	(119,771)	(5,770)	—	—	(2,534)	(8,304)	—	(8,304)
Share-Based Compensation	—	—	—	—	8,948	—	—	8,948	93	9,041
Other changes in equity	—	—	—	—	—	—	—	—	—	—
Balance at March 31, 2022	65,905,394	$2,150	(5,327,644)	$(137,330)	$740,515	$(56,501)	$619,641	$1,168,475	$34,048	$1,202,523
Net income (loss)	—	—	—	—	—	—	(33,614)	(33,614)	641	(32,973)
Other comprehensive income (loss)	—	—	—	—	—	(46,430)	—	(46,430)	(3,631)	(50,061)
Issuance of ordinary shares	(111,362)	—	—	—	110	—	—	110	—	110
Change in treasury stocks(*)	—	(3)	62,251	(11,179)	(1,342)	—	(8,509)	(21,033)	—	(21,033)
Share-Based Compensation	—	—	—	—	11,452	—	—	11,452	97	11,549
Other changes in equity	—	—	—	—	39	—	34	73	—	73
Balance at June 30, 2022	65,794,032	$2,147	(5,265,393)	$(148,509)	$750,774	$(102,931)	$577,552	$1,079,033	$31,155	$1,110,188
(*) On February 3, 2022, Criteo's board of directors authorized an extension of the share repurchase program to up to $280.0 million of the Company's outstanding American Depositary Shares. The change in treasury stocks is comprised of 1,117,873 shares repurchased at an average price of $26.2 offset by 940,543 treasury shares used for RSUs vesting.

	Share capital		Treasury Stock		Additional paid-in capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Equity - attributable to shareholders of Criteo S.A.	Non controlling interest	Total equity
	Common shares		Shares
	(in thousands, except share amounts )
Balance at December 31, 2022	63,248,728	$2,079	(5,985,104)	$(174,293)	$734,492	$(91,890)	$577,653	$1,048,041	$33,065	$1,081,106
Net income (loss)	—	—	—	—	—	—	(11,809)	(11,809)	(262)	(12,071)
Other comprehensive income (loss)	—	—	—	—	—	6,475	—	6,475	(296)	6,179
Issuance of ordinary shares	67,968	2	—	—	1,295	—	—	1,297	—	1,297
Change in treasury stocks(*)	—	—	(1,338,049)	(37,107)	—	—	(13,922)	(51,029)	—	(51,029)
Share-Based Compensation	—	—	—	—	24,610	—	—	24,610	97	24,707
Other changes in equity	—	—	—	—	—	—	—	—	—	—
Balance at March 31, 2023	63,316,696	$2,081	(7,323,153)	$(211,400)	$760,397	$(85,415)	$551,922	$1,017,585	$32,604	$1,050,189
Net income (loss)	—	—	—	—	—	—	(2,876)	(2,876)	905	(1,971)
Other comprehensive income (loss)	—	—	—	—	—	(5,887)	—	(5,887)	(2,570)	(8,457)
Issuance of ordinary shares	20,757	—	—	—	399	—	—	399	—	399
Change in treasury stocks(*)	—	—	(89,425)	(2,646)	—	—	(21,189)	(23,835)	—	(23,835)
Share-Based Compensation	—	—	—	—	26,878	—	—	26,878	(165)	26,713
Other changes in equity	—	—	—	—	—	(26)	—	(26)	—	(26)
Balance at June 30, 2023	63,337,453	$2,081	(7,412,578)	$(214,046)	$787,674	$(91,328)	$527,857	$1,012,238	$30,774	$1,043,012
(*) On December 7, 2022, Criteo's board of directors authorized an extension of the share repurchase program to up to $480.0 million of the Company's outstanding American Depositary Shares. The change in treasury stocks is comprised of 2,469,577 shares repurchased at an average price of $31.3 offset by 1,042,103 treasury shares used for RSUs vesting.

The accompanying notes form an integral part of these unaudited condensed consolidated financial statements.

CRITEO S.A.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended
	June 30, 2023	June 30, 2022
	(in thousands)
Net Loss	$(14,042)	$(11,695)
Non-cash and non-operating items	48,886	98,227
- Amortization and provisions	37,422	114,502
- Net (gain) or loss on disposal of non-current assets	(8,797)	(696)
- Equity awards compensation expense (1)	52,341	21,510
- Change in deferred taxes	(20,536)	(7,114)
- Change in income taxes	(13,615)	(14,678)
- Other (2)	2,071	(15,297)
Changes in working capital related to operating activities	8,448	2,370
- (Increase) / Decrease in trade receivables	129,454	65,476
- Increase / (Decrease) in trade payables	(128,557)	(16,977)
- (Increase) / Decrease in other current assets	(6,652)	(14,595)
- Increase/ (Decrease) in other current liabilities	14,597	(31,313)
- Change in operating lease liabilities and right of use assets	(394)	(221)
Cash from operating activities	43,292	88,902
Acquisition of intangible assets, property, plant and equipment	(61,507)	(32,794)
Change in accounts payable related to intangible assets, property, plant and equipment	(17,231)	11,778
Payment for business, net of cash acquired	(6,957)	—
Proceeds from disposition of investments	9,625	—
Change in other non-current financial assets	(12,267)	44,311
Cash (used for) from investing activities	(88,337)	23,295
Proceeds from borrowings under line-of-credit agreement	—	78,513
Repayment of borrowings	—	(78,513)
Proceeds from exercise of stock options	1,697	351
Repurchase of treasury stocks	(74,866)	(29,334)
Cash payment for contingent consideration	(22,025)	—
Other (2)	(923)	14,474
Cash used for financing activities	(96,117)	(14,509)
Effect of exchange rates changes on cash and cash equivalents	(8,855)	(50,669)
Net increase (decrease) in cash and cash equivalents	(150,017)	47,019
Net cash and cash equivalents at beginning of period	448,200	515,527
Net cash and cash equivalents and restricted cash at end of period	$298,183	$562,546

Supplemental disclosures of cash flow information
Cash paid for taxes, net of refunds	(31,101)	(25,085)
Cash paid for interest	(676)	(626)
(1) Of which $51.4 million and $20.6 million of equity awards compensation expense consisted of share-based compensation expense according to ASC 718 Compensation - stock compensation for the six months ended June 30, 2023 and 2022, respectively.
(2) Primarily consists of realized gains in FX hedges for the six months ended June 30, 2022.
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

Note 2. Business acquisitions
Iponweb

On August 1, 2022 (the "Acquisition Date"), the Company, Iponweb Holding Limited, Exezars Limited (a subsidiary of Iponweb Holding Limited and collectively with Iponweb Holding Limited, the “Sellers”), Mr. Ljubisa Bogunovic, in his capacity as trustee of the “IW General Management Trust” and Mr. Boris Mouzykantskii, founder and Chief Executive Officer of Iponweb Holding Limited (the “Founder”) entered into an amended and restated Framework Purchase Agreement (the “FPA”), amending and restating the previously disclosed framework purchase agreement, dated December 22, 2021, which provided for the acquisition of the business of Iponweb Holding Limited (the "Iponweb business"), a market-leading AdTech company with world-class media trading capabilities, by the Company (the “Iponweb Acquisition”).

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
Separate compensation arrangement. The Company transferred Treasury shares with a fair value of $70.2 million to Iponweb's Sellers, subject to lock-up conditions. As these shares are subject to a lock-up period that expires in three installments on each of the first three anniversaries of the Iponweb Acquisition, unless the Founder's employment agreement is terminated under certain circumstances during the pendency of such lock-up period, the $70.2 million fair value was not included in the purchase price consideration above and will be accounted for separately from the business combination as a stock compensation expense. See Note 12 for further discussion.

Financing. The acquisition was financed by available cash resources, and in connection with the Iponweb Acquisition, the Company drew down €50.0 million ($51.1 million) for a one-month period on its then-current revolving credit facility (repaid prior to quarter end) to provide additional liquidity.
Assets acquired and liabilities assumed. The transaction was accounted for as a business acquisition. The purchase price allocation has been completed.
On the Acquisition Date, assets acquired and liabilities assumed by major asset class before purchase price allocation were as follow:

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

In the Iponweb business's opening balance sheet, Criteo recognized a $17.6 million liability related to the Iponweb business's uncertain tax positions in accordance with ASC 740. The Company also recognized a $33.7 million provision in connection with the Iponweb business, accounted for under ASC 450 Contingencies. As part of the Iponweb Acquisition, the Sellers agreed to indemnify Criteo for losses related to certain liabilities, up to an amount of $50.0 million. As such, Criteo has recognized an indemnification asset of $50.0 million which is recorded as part of "Other non-current assets" on the consolidated statement of financial position.

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

Acquisition costs. Acquisition related costs of $12.6 million were recorded within general and administrative expenses on the consolidated statements of comprehensive income for the twelve months ended December 31, 2022. In the period ending June 30, 2023, we did not record any acquisition related costs.

Impact on profit and loss. The Company's consolidated statements of operations for the six months ended June 30, 2023 include Iponweb's revenues of $54.2 million and pretax income (loss) of $6.7 million.
On a pro-forma basis, assuming the Iponweb Acquisition occurred on January 1, 2022, Criteo's consolidated pro-forma revenue and net loss would have been as follows:

	Three Months Ended		Six Months Ended
	June 30 2023	June 30 2022	June 30 2023	June 30 2022

Revenue	$468,934	$522,039	$913,950	$1,058,034
Net loss	(1,971)	(38,406)	(14,042)	(21,684)

The historical consolidated financial information has been adjusted in the pro forma combined financial statements to give the effect to pro forma events that are directly attributable to the business combination and are reasonably estimable. The pro forma information is for informational purposes only and is not indicative of the results of operations that would have been achieved if the Iponweb Acquisition had taken place at the beginning of the Company's fiscal year 2022.
Brandcrush
On February 28, 2023, we completed the acquisition of all of the outstanding shares of Brandcrush Inc. ("Brandcrush"). The purchase price for the acquisition of shares was $7.1 million. The acquisition was financed by available cash resources. The transaction has been accounted for as a business combination under the acquisition method of accounting. A preliminary valuation of the fair value of Brandcrush’s assets acquired was performed as of February 28, 2023, resulting in the identification of technology of $3.5 million. Provisional goodwill amounted to $5.0 million, subject to post-closing purchase price adjustments. Once this valuation analysis is finalized, the estimate of the fair value of the assets acquired and liabilities assumed may be adjusted. The Company will finalize these amounts no later than one year from the acquisition date. In addition, acquisition costs amounting to $0.7 million were fully expensed as incurred.

Note 3. Restructuring
As part of our ongoing transformation, the Company incurred restructuring costs of $14.7 million and $19.9 million for the three and six months ended June 30, 2023, respectively. The following table summarizes restructuring activities as of June 30, 2023 included in other current liabilities on the balance sheet:

Salaries and other benefits

Restructuring liability as of January 1, 2023	$—
Restructuring charge	19,914
Amounts paid	(7,600)
Restructuring liability as of June 30, 2023	$12,314

For the three and six months ended June 30, 2023, $3.1 million, and $3.3 million, respectively, was included in Research and Development expenses, $2.2 million and $2.9 million, respectively, was included in General and Administrative expenses and $9.4 million and $13.7 million, respectively, was included in Sales and Operations expenses.

Note 4. Segment information
Reportable segments
Criteo is a global technology company driving superior commerce outcomes for marketers and media owners through the world’s leading Commerce Media Platform.

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

Segment operating results, Contribution ex-TAC, is Criteo's segment profitability measure and reflects our gross profit plus other costs of revenue.

The following table shows revenue by reportable segment:

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
	(in thousands)
Marketing Solutions	$395,274	440,423	$777,181	904,311
Retail Media	44,590	54,667	82,611	101,346
Iponweb	29,070	—	54,158	—
Total Revenue	$468,934	$495,090	$913,950	$1,005,657
The following table shows Contribution ex-TAC by reportable segment and its reconciliation to the Company’s Consolidated Statements of Operation:

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
	(in thousands)
Contribution ex-TAC
Marketing Solutions	$167,629	$177,969	$325,807	$364,057
Retail Media	43,518	36,556	80,870	67,385
Iponweb	29,070	—	54,158	—
	$240,217	$214,525	$460,835	$431,442

Other costs of sales	(40,435)	(29,550)	(79,544)	(62,443)
Gross profit	$199,782	$184,975	$381,291	$368,999
Operating expenses
Research and development expenses	(67,775)	(41,496)	(131,365)	(75,523)
Sales and operations expenses	(112,511)	(99,313)	(213,753)	(188,312)
General and administrative expenses	(18,537)	(100,672)	(58,707)	(134,008)
Total Operating expenses	(198,823)	(241,481)	(403,825)	(397,843)

Income (loss) from operations	$959	$(56,506)	$(22,534)	$(28,844)
Financial and Other Income (Expense)	(1,852)	16,412	4,975	20,442
Loss before tax	$(893)	$(40,094)	$(17,559)	$(8,402)
The Company's chief operating decision maker, or CODM, does not review any other financial information for our three segments, other than Contribution ex-TAC, at the reportable segment level.

Note 5. Cash, Cash Equivalents, Marketable Securities and Restricted Cash
Fair Value Measurements

	As of June 30, 2023
	Cash and Cash Equivalent	Marketable Securities
	(in thousands)
Cash	174,286	$—
Level 2
Term deposits and notes	48,897	37,450
Total	$223,183	$37,450

	As of December 31, 2022
	Cash and Cash Equivalent	Marketable Securities
	(in thousands)
Cash	282,293	$—
Level 2
Term deposits and notes	65,907	25,098
Total	$348,200	$25,098

Interest-bearing bank deposits are considered level 2 financial instruments as they are measured using valuation techniques based on observable market data.
The fair value of term deposits approximates their carrying amount given the nature of the investments, its maturities and expected future cash flows.
Marketable Securities
The following table presents for each reporting period, the breakdown of the fair value of marketable securities:

	June 30, 2023	December 31, 2022

	(in thousands)
Securities Held-to-maturity
Term Deposits	$37,450	$25,098
Total	$37,450	$25,098

The gross unrealized gains on our marketable securities were not material as of June 30, 2023.
Term deposits are considered a level 2 financial instrument as they are measured using valuation techniques based on observable market data.
The following table classifies our marketable securities by contractual maturities:

	Held-to-maturity	Available-for-sale
	June 30, 2023

	(in thousands)
Due in one year	$21,151	$—
Due in one to five years	$16,299	$—
Total	$37,450	$—
Restricted Cash
As part of the Iponweb Acquisition in August 2022, we had deposited $100.0 million of cash into an escrow account containing withdrawal conditions. The cash secures the Company's potential payment of Iponweb Acquisition contingent consideration to the Sellers, which is conditioned upon the achievement of certain revenue targets by the Iponweb business for the 2022 and 2023 fiscal years. We have paid the contingent consideration of $22.0 million for the 2022 fiscal year in the quarter ended March 31, 2023.

	June 30, 2023	December 31, 2022

	(in thousands)

Restricted cash – current	$75,000	$25,000
Restricted cash – non-current	$—	$75,000
Total	$75,000	$100,000

Note 6. Trade Receivables
The following table shows the breakdown in trade receivables net book value for the presented periods:

	June 30, 2023	December 31, 2022

	(in thousands)
Trade accounts receivables	$629,185	$756,741
(Less) Allowance for credit losses	(55,722)	(47,792)
Net book value at end of period	$573,463	$708,949
At June 30, 2023 our largest receivable balance from an individual customer was 10% of our gross accounts receivable. No other customers individually exceeded 10% of our gross accounts receivables.

Note 7. Other Current Assets
The following table shows the breakdown in other current assets net book value for the presented periods:

	June 30, 2023	December 31, 2022

	(in thousands)
Prepayments to suppliers	$5,050	$12,421
Other debtors	5,914	6,768
Prepaid expenses	32,687	24,549
Other current assets	1,617	8,128
Net book value at end of period	$45,268	$51,866
Prepaid expenses mainly consist of amounts related to SaaS arrangements.

Note 8. Other Current and Non-Current Liabilities
Other current liabilities are presented in the following table:

	June 30, 2023	December 31, 2022

	(in thousands)
Customer prepayments	$13,841	$16,334
Rebates	17,790	17,671
Accounts payable relating to capital expenditures	7,680	25,414
Other creditors	3,982	2,398
Earn out liability – current	46,154	21,640
Total current liabilities	$89,447	$83,457

Other non-current liabilities are presented in the following table:

	June 30, 2023	December 31, 2022

	(in thousands)
Earn out liability – non-current	$—	$44,696
Uncertain tax positions	17,760	17,980
Other	3,262	6,550
Total non-current liabilities	$21,022	$69,226

Earn out liability
As part of the Iponweb Acquisition, the Sellers are entitled to contingent consideration of a maximum of $100.0 million, which is conditioned upon the achievement of certain revenue targets by the Iponweb business for the 2022 and 2023 fiscal years. The related earn out liability is valued and discounted using management's best estimate of the consideration that is expected to be paid in 2024. The contingent consideration for fiscal year 2022 of $22.0 million has been paid in the period ended March 31, 2023.

Uncertain tax positions
Other non-current liabilities also include approximately $17.8 million related to uncertain tax positions as of June 30, 2023. These uncertain tax positions are related to the Iponweb Acquisition.

Note 9. Leases
The components of lease expense are as follows:

	Three Months Ended
	June 30, 2023			June 30, 2022
	Offices	Data Centers	Total	Offices	Data Centers	Total
	(in thousands)
Lease expense	$3,425	$5,624	$9,049	$4,343	$5,029	$9,372
Short term lease expense	147	20	167	204	2	206
Variable lease expense	115	57	172	25	86	111
Sublease income	(186)	—	(186)	(263)		(263)
Total operating lease expense	$3,501	$5,701	$9,202	$4,309	$5,117	$9,426

	Six Months Ended
	June 30, 2023			June 30, 2022
	Offices	Data Centers	Total	Offices	Data Centers	Total
	(in thousands)
Lease expense	$7,129	$11,200	$18,329	$8,752	$10,236	$18,988
Short term lease expense	289	29	318	355	5	360
Variable lease expense	204	61	265	75	91	166
Sublease income	(415)	—	(415)	(435)		(435)
Total operating lease expense	$7,207	$11,290	$18,497	$8,747	$10,332	$19,079

As of June 30, 2023, we have additional operating leases, that have not yet commenced which will result in additional operating lease liabilities and right of use assets:

	Offices	Data Centers
	(in thousands)
Additional operating lease liabilities	$2,547	$25,878
Additional right of use assets	$2,547	$25,878
These operating leases will commence during the fiscal years ending December 31, 2023, 2024 and 2025, respectively.

Note 10. Employee Benefits

Defined Benefit Plans
According to the French law and the Syntec Collective Agreement, French employees are entitled to compensation paid on retirement.
The following table summarizes the changes in the projected benefit obligation:

Projected benefit obligation
(in thousands)
Projected benefit obligation present value at January 1, 2022	$5,531
Service cost	1,756
Interest cost	73
Actuarial losses (gains)	(3,311)
Currency translation adjustment	(341)
Projected benefit obligation present value at December 31, 2022	$3,708
Service cost	354
Interest cost	80
Actuarial losses (gains)	143
Currency translation adjustment	73
Projected benefit obligation present value at June 30, 2023	$4,358
The Company does not hold any plan assets for any of the periods presented.
The main assumptions used for the purposes of the actuarial valuations are listed below:

	Six Months Ended	Year Ended
	June 30, 2023	December 31, 2022
Discount rate (Corp AA)	4.10%	4.25%
Expected rate of salary increase	5%	5%
Expected rate of social charges	48%	48%
Expected staff turnover	0% - 17.8%	0% - 17.8%
Estimated retirement age	Progressive table	Progressive table
Life table	TH-TF 2000-2002 shifted	TH-TF 2000-2002 shifted

Defined Contribution Plans
The total expense represents contributions payable to these plans by us at specified rates.
In some countries, the Group’s employees are eligible for pension payments and similar financial benefits. The Group provides these benefits via defined contribution plans. Under defined contribution plans, the Group has no obligation other than to pay the agreed contributions, with the corresponding expense charged to income for the year. The main contributions relate to France, the United States (for 401k plans), and the United Kingdom.

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
	(in thousands)
Defined contributions plans included in personnel expenses	$(5,536)	$(6,278)	$(9,614)	$(10,136)

Note 11. Revenue

Disaggregation of revenue
The following table presents our disaggregated revenues by segment:

	Marketing Solutions	Retail Media	Iponweb	Total
For the three months ended	(in thousands)

June 30, 2023	$395,274	$44,590	$29,070	$468,934
June 30, 2022	$440,423	$54,667	$—	$495,090

	Marketing Solutions	Retail Media	Iponweb	Total
For the six months ended	(in thousands)

June 30, 2023	$777,181	$82,611	$54,158	$913,950
June 30, 2022	$904,311	$101,346	$—	$1,005,657

Note 12. Share-Based Compensation
Equity awards Compensation Expense

Equity awards compensation expense recorded in the consolidated statements of operations was as follows:

	Six Months Ended
	2023	2022
	(in thousands)
Research and Development	(32,504)	(9,545)
Sales and Operations	(9,092)	(5,118)
General and Administrative	(10,745)	(6,847)
Total equity awards compensation expense	(52,341)	(21,510)
Tax benefit from equity awards compensation expense	(3,669)	(4,200)
Total equity awards compensation expense, net of tax effect	$(56,010)	$(25,710)

The breakdown of the equity award compensation expense by instrument type was as follows:

	Six Months Ended
	2023	2022
	(in thousands)
Share options	(65)	20
Lock-up shares	(21,422)	—
Restricted stock units / Performance stock units	(29,931)	(20,610)
Non-employee warrants	(923)	(920)
Total equity awards compensation expense	(52,341)	(21,510)
Tax benefit from equity awards compensation expense	(3,669)	(4,200)
Total equity awards compensation expense, net of tax effect	$(56,010)	$(25,710)

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

	Options Outstanding
	Number of Shares Underlying Outstanding Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding - December 31, 2022	372,329
Options granted	—
Options exercised	(21,657)
Options forfeited	(3,468)
Options canceled	—
Options expired	(580)
Outstanding - June 30, 2023	346,624	€20.58	4.36	€11.68

Vested and exercisable - June 30, 2023	299,691

The aggregate intrinsic value represents the difference between the exercise price of the options and the fair market value of common stock on the date of exercise. No new stock options were granted in the period ending June 30, 2023. As of June 30, 2023, unrecognized stock-based compensation $0.02 million related to unvested stock options will be recognized on a straight-line basis over a weighted average period of 1.00 year.

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

	Shares	Weighted-Average Grant date Fair Value Per Share

Outstanding as of December 31, 2022	2,960,243	—
Granted	—	—
Vested	—	—
Forfeited	—	—
Outstanding as of June 30, 2023	2,960,243	$23.94

At June 30, 2023, the Company had unrecognized stock-based compensation relating to restricted stock of approximately $34.0 million, which is expected to be recognized over a period from June 2023 to August 1, 2025.

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

	Shares (RSU)	Weighted-Average Grant date Fair Value Per Share

Outstanding as of December 31, 2022	5,349,955	—
Granted	894,461	—
Vested	(899,654)	—
Forfeited	(288,994)	—
Outstanding as of June 30, 2023	5,055,768	€25.52

At June 30, 2023, the Company had unrecognized stock-based compensation relating to restricted stock of approximately $77.2 million, which is expected to be recognized over a weighted-average period of 3.07 years.

	Shares (PSU)	Weighted-Average Grant date Fair Value Per Share

Outstanding as of December 31, 2022	522,467	—
Granted	356,402	—
Vested	(145,626)	—
Forfeited	—	—
Outstanding as of June 30, 2023	733,243	€27.56

At June 30, 2023, the Company had unrecognized stock-based compensation relating to restricted stock of approximately $14.1 million, which is expected to be recognized over a weighted-average period of 2.92 years.

Non-employee warrants

Non-employee warrants generally vest over four years, subject to the holder’s continued service through the vesting date.

	Shares	Weighted-Average Grant date Fair Value Per Share	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding - December 31, 2022	302,775
Granted	—
Exercised	(58,318)
Canceled	—
Expired	—
Outstanding - June 30, 2023	244,457	€17.65	4.99	€15.37

Vested and exercisable - June 30, 2023	231,248

The aggregate intrinsic value represents the difference between the exercise price of the non-employee warrants and the fair market value of common stock on the date of exercise. No new stock non-employee warrants were granted in the period ending June 30, 2023. As of June 30, 2023, the instruments were fully vested.

Note 13. Financial and Other Income and Expenses
The condensed consolidated statements of income line item “Financial and Other income (expense)” can be broken down as follows:

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
	(in thousands)

Financial income from cash equivalents	$1,072	$240	$2,135	$373
Interest and fees	(577)	(422)	(1,063)	(969)
Foreign exchange gains (losses)	(1,003)	16,126	(2,952)	20,589
Discounting impact	(1,419)	—	(2,099)	—
Other financial income (expense)	75	468	8,954	449
Total Financial and Other income (expense)	$(1,852)	$16,412	$4,975	$20,442
The $5.0 million in financial and other income for the six months ended June 30, 2023, were driven by proceeds from disposal of non consolidated investments and financial income from cash equivalents, partially offset by the recognition of a negative impact of foreign exchange reevaluations net of related hedging and the up-front fees amortization, the non-utilization costs, and the financial expense relating to our available Revolving Credit Facility financing, and the accretion of earn-out liability related to Iponweb acquisition.
At June 30, 2023, our exposure to foreign currency risk was centralized at Criteo S.A. and hedged using foreign currency swaps or forward purchases or sales of foreign currencies.

Note 14. Income Taxes
Breakdown of Income Taxes
The tax provision for interim periods is determined using an estimate of our annual effective tax rate (“AETR”), adjusted for discrete items arising in the period. To calculate our estimated AETR, we estimate our income before taxes and the related tax expense or benefit for the full fiscal year (total of expected current and deferred tax provisions), excluding the effect of significant unusual or infrequently occurring items or comprehensive income items not recognized in the statement of income. Each quarter, we update our estimate of the annual effective tax rate, and if our estimated annual tax rate does change, we make a cumulative adjustment in that quarter. Our quarterly tax provision, and our quarterly estimate of our annual effective tax rate, are subject to significant volatility due to several factors, including our ability to accurately predict our income (loss) before provision for income taxes in multiple jurisdictions and the changes in foreign exchange rates. Our effective tax rate in the future will depend on the portion of our profits earned within and outside of France.
On October 8, 2021, the Organization for Economic Co-operation and Development (OECD) announced the OECD/G20 Inclusive Framework on Base Erosion and Profit Shifting which agreed to a two-pillar solution to address tax challenges arising from digitalization of the economy. On December 20, 2021, the OECD released Pillar Two Model Rules defining the global minimum tax, which calls for the taxation of a minimum rate of 15% for multinational companies with consolidated revenue above €750 million. Various foreign jurisdictions are in the process of enacting legislation to adopt a minimum effective tax rate. The OECD continues to release additional guidance on the two-pillar solution with an implementation anticipated by 2024. We are currently evaluating the potential impact on future periods of the Pillar Two, pending legislative adoption by individual countries.

The following table presents provision for income taxes:

	Six Months Ended
	June 30, 2023	June 30, 2022
	(in thousands)
Provision for income tax (expense) benefit	$3,517	$(3,293)

For the six months ended June 30, 2023 and June 30, 2022, provision for income tax (expense) benefit was $3.5 million and $(3.3) million, respectively. The $3.5 million tax benefit was driven by the loss from operations. The six months ended June 30, 2023 provision for income taxes mainly differs from the nominal standard French rate of 25.0% due to the application of a reduced income tax rate on the majority of the technology royalties income in France.

Note 15. Earnings Per Share
Basic Earnings Per Share
We calculate basic earnings per share by dividing the net income or loss for the period attributable to shareholders of the Parent by the weighted average number of shares outstanding.

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Net loss attributable to shareholders of Criteo S.A.	$(2,876)	$(33,614)	$(14,685)	$(13,027)
Weighted average number of shares outstanding	55,924,824	60,240,344	56,094,887	60,488,429
Basic earnings per share	$(0.05)	$(0.56)	$(0.26)	$(0.22)
Diluted Earnings Per Share
Since we were in a loss position for all periods presented, basic net loss is the same as diluted net loss per share for all periods as the inclusion of all potential shares of common stock outstanding would have been anti-dilutive.

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Net loss attributable to shareholders of Criteo S.A.	$(2,876)	$(33,614)	$(14,685)	$(13,027)
Basic shares :
Weighted average number of shares outstanding of Criteo S.A.	55,924,824	60,240,344	56,094,887	60,488,429
Diluted shares :
Weighted average number of shares outstanding used to determine diluted earnings per share	55,924,824	60,240,344	56,094,887	60,488,429
Diluted earnings per share	$(0.05)	$(0.56)	$(0.26)	$(0.22)

Note 16. Commitments and contingencies
Contingencies
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

Regulatory matters
In November 2018, Privacy International filed a complaint with certain data protection authorities, including France's Commission Nationale de l'Informatique et des Libertés (the "CNIL"), against Criteo and a number of other advertising technology companies, arguing that certain of these companies' practices were not in compliance with the European Union's General Data Protection Regulation ("GDPR"). In January 2020, the CNIL opened a formal investigation. As previously disclosed, the assigned rapporteur issued a report that claimed various GDPR violations and included a proposed financial sanction against Criteo of €60.0 million ($65 million), and on March 16, 2023, the CNIL Sanction Committee conducted a formal hearing. On June 21, 2023, Criteo received notice that the CNIL issued their decision, in which the CNIL retained alleged GDPR violations but reduced the financial sanction against Criteo from the original proposed amount of €60 million ($65 million) to €40 million ($44 million). The decision relates to past matters and does not include any obligation for Criteo to change its current practices. Criteo intends to appeal this decision before the competent courts.

The €40 million ($44 million) penalty was applied against the previously accrued liability for loss contingency reflected in our financial statements for the period ended June 30, 2022, which amounted to €60 million ($65 million). Criteo anticipates making the required sanction payment in the third quarter of 2023.

Non income tax risks
We have recorded a $31.9 million provision related to certain non income tax items accounted for under "ASC 450 Contingencies". These risks were identified and recognized as part of the Iponweb Acquisition. We have recorded an indemnification asset in the full amount of the provision as the Company is indemnified against certain tax liabilities under the FPA. The indemnification asset is recorded as part of "Other non current assets" on the consolidated statement of financial position.

Note 17. Breakdown of Revenue and Non-Current Assets by Geographical Areas
The Company operates in the following three geographical markets:
•    Americas (North and South America);
•    EMEA (Europe, Middle-East and Africa); and
•    Asia-Pacific.
The following tables disclose our consolidated revenue for each geographical area for each of the reported periods. Revenue by geographical area is based on the location of advertisers’ campaigns or of the retailers.

	Americas	EMEA	Asia-Pacific	Total
For the three months ended:	(in thousands)

June 30, 2023	$204,755	$158,215	$105,964	$468,934
June 30, 2022	$213,340	$176,867	$104,883	$495,090

	Americas	EMEA	Asia-Pacific	Total
For the six months ended:	(in thousands)

June 30, 2023	$393,043	$318,429	$202,478	$913,950
June 30, 2022	$408,187	$370,821	$226,649	$1,005,657

Revenue generated in other significant countries where we operate is presented in the following table:

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
	(in thousands)
Americas
United States	$184,547	$190,018	$354,138	$361,882
EMEA
Germany	$43,190	$48,639	$88,972	$104,094
France	$24,409	$29,309	$47,707	$60,090
Asia-Pacific
Japan	$53,862	$61,844	$113,554	$139,819

Other Information
For each reported period, non-current assets (corresponding to the net book value of tangible and intangible assets, excluding right of use assets related to lease agreements) are presented in the table below. The geographical information includes results from the locations of legal entities.

	Americas	EMEA	Asia-Pacific	Total
	(in thousands)

June 30, 2023	$97,631	$204,584	$20,694	$322,909
December 31, 2022	$92,952	$193,007	$21,231	$307,190

Note 18. Subsequent Events
The Company evaluated all subsequent events that occurred after June 30, 2023 through the date of issuance of the unaudited condensed consolidated financial statements and determined there are no significant events that require adjustments or disclosure.

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

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022

	(in thousands, except client data)
Gross Profit	$199,782	$184,975	$381,291	$368,999
Other Cost of Revenue	$40,435	$29,550	79,544	62,443
Contribution ex-TAC	$240,217	$214,525	$460,835	$431,442

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

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Net loss	$(1,971)	$(32,973)	$(14,042)	$(11,695)
Adjustments:
Financial (Income) expense	1,956	(15,924)	(4,650)	(19,954)
Provision for income taxes (benefit)	1,078	(7,121)	(3,517)	3,293
Equity awards compensation expense	27,831	12,020	53,896	21,510
Pension service costs	177	264	353	539
Depreciation and amortization expense	26,606	20,141	51,926	42,285
Acquisition-related costs	362	1,977	1,194	4,521
Net Loss contingency on regulatory matters	(21,616)	65,684	(21,616)	65,684
Restructuring, integration and transformation costs	21,563	5,925	31,165	6,635
Total net adjustments	57,957	82,966	108,751	124,513
Adjusted EBITDA	$55,986	$49,993	$94,709	$112,818

Results of Operations for the Periods Ended June 30, 2023 and June 30, 2022 (Unaudited)

Three months ended June 30, 2023 compared to the three months ended June 30, 2022
Revenue breakdown by segment

We report our segment results as Marketing Solutions, Retail Media and Iponweb:
•Marketing Solutions allows commerce companies to address multiple marketing goals by engaging their consumers with personalized ads across the web, mobile and offline store environments.
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

	Three Months Ended
	June 30, 2023	June 30, 2022	2023 vs 2022
	(in thousands)
Revenue as reported	$468,934	$495,090	(5)%
Conversion impact U.S. dollar/other currencies	$4,345	$—
Revenue at constant currency (1)	$473,279	$495,090	(4)%

Marketing Solutions revenue as reported	395,274	440,423	(10)%
Conversion impact U.S. dollar/other currencies	4,032	—
Marketing Solutions revenue at constant currency (1)	399,306	440,423	(9)%

Retail Media revenue as reported (2)	44,590	54,667	(18)%
Conversion impact U.S. dollar/other currencies	313	—
Retail Media revenue at constant currency (1)	44,903	54,667	(18)%

Iponweb revenue as reported	29,070	—	N/A
Conversion impact U.S. dollar/other currencies	—	—
Iponweb revenue at constant currency (1)	29,070	—	N/A

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

Revenue for the three months ended June 30, 2023 decreased (5)%, or (4)% on a constant currency basis, to $473.3 million compared to the three months ended June 30, 2022, reflecting the impact of recognizing revenue on a net basis for clients transitioning to the Company's platform in Retail Media.

In the quarter, 91% of revenue came from existing clients while 9% came from new client additions. Our number of clients was down 2% year-over-year.

Marketing Solutions revenue decreased (10)%, or (9)% on a constant currency basis, to $399.3 million for the three months ended June 30, 2023, driven by anticipated signal loss impacts and soft retail trends, partially offset by continued strength in travel.

Retail Media revenue decreased (18)%, or (18)% on a constant currency basis, to $44.9 million for the three months ended June 30, 2023, reflecting the impact of recognizing revenue on a net basis for clients transitioning to the Company's platform. As a result of this transition to a full platform business, the growth of Retail Media revenue has been temporarily impacted. Reflecting the underlying economic performance, Retail Media's Contribution ex-TAC increased 19%, or 20% on a constant currency basis, for the three months ended June 30, 2023, driven by continued strength in Retail Media onsite, in particular in the U.S. market, and growing network effects of onboarding brands and retailers to the platform.

Iponweb revenue for the three months ended June 30, 2023 was $29.1 million following the closing of the acquisition on August 1, 2022.

Additionally, our $468.9 million of revenue for the three months ended June 30, 2023 was negatively impacted by $4.3 million of currency fluctuations, particularly as a result of the depreciation of the Euro, Japanese Yen, British Pound, Turkish Lira, and the Brazilian Real compared to the U.S. dollar.

Revenue breakdown by region

	Three Months Ended
	June 30, 2023	June 30, 2022	2023 vs 2022
	(in thousands)
Revenue as reported	$468,934	$495,090	(5)%
Conversion impact U.S. dollar / other currencies	$4,345	$—
Revenue at constant currency (1)	$473,279	$495,090	(4)%
Americas
Revenue as reported	204,755	213,340	(4)%
Conversion impact U.S. dollar / other currencies	(1,520)	—
Revenue at constant currency (1)	203,235	213,340	(5)%
EMEA
Revenue as reported	158,215	176,867	(11)%
Conversion impact U.S. dollar / other currencies	691	—
Revenue at constant currency (1)	158,906	176,867	(10)%
Asia-Pacific
Revenue as reported	105,964	104,883	1%
Conversion impact U.S. dollar / other currencies	5,174	—
Revenue at constant currency (1)	111,138	104,883	6%
(1) Revenue at constant currency excludes the impact of foreign currency fluctuations and is computed by applying the average exchange rates for the prior year to the current year figures.

Our revenue in the Americas region decreased (4.0)%, or decreased (4.7)% on a constant currency basis, to 203.2 million for the three months ended June 30, 2023 compared to the three months ended June 30, 2022. This primarily reflects the impact of recognizing revenue on a net basis for Retail Media clients transitioning to the Company's platform, partially offset by continued strong performance of Retail Media as the platform continues to scale with large retailers and consumer brands and a rebound in travel.

Our revenue in EMEA decreased (11)%, or (10)% on a constant currency basis, to 158.9 million for the three months ended June 30, 2023 compared to the three months ended June 30, 2022, reflecting soft retail trends across our markets. This also reflects the impact of recognizing revenue on a net basis for Retail Media clients transitioning to the Company's platform, partially offset by continued traction in Retail Media.

Our revenue in the Asia-Pacific region increased 1.0%, or increased 6.0% on a constant currency basis, to 111.1 million for the three months ended June 30, 2023 compared to the three months ended June 30, 2022, reflecting strength in travel and improving retail trends in the region.

Six months ended June 30, 2023 compared to the Six months ended June 30, 2022
Revenue breakdown by segment

	Six Months Ended
	June 30, 2023	June 30, 2022	2023 vs 2022
	(in thousands)
Revenue as reported	$913,950	$1,005,657	(9)%
Conversion impact U.S. dollar/other currencies	$22,802	$—
Revenue at constant currency (1)	$936,752	$1,005,657	(7)%

Marketing Solutions revenue as reported	777,181	904,311	(14)%
Conversion impact U.S. dollar/other currencies	22,115	—
Marketing Solutions revenue at constant currency (1)	799,296	904,311	(12)%

Retail Media revenue as reported (2)	82,611	101,346	(18)%
Conversion impact U.S. dollar/other currencies	687	—
Retail Media revenue at constant currency (1)	83,298	101,346	(18)%

Iponweb revenue as reported	54,158	—	N/A
Conversion impact U.S. dollar/other currencies	—	—
Iponweb revenue at constant currency (1)	54,158	—	N/A

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

Revenue for the six months ended June 30, 2023 decreased (9)%, or (7)% on a constant currency basis, to $936.8 million compared to the six months ended June 30, 2022 reflecting the impact of recognizing revenue on a net basis for clients transitioning to the Company's platform in Retail Media.

In the six months ended June 30, 2023, 91% of revenue came from existing clients while 9% came from new client additions. Our number of clients was down 2% year-over-year.

Marketing Solutions revenue decreased (14)%, or (12)% on a constant currency basis, to $799.3 million for the six months ended June 30, 2023, driven by anticipated signal loss impacts, the suspension of the Company's operations in Russia and soft retail trends, partially offset by continued strength in travel.

Retail Media revenue decreased (18)%, or (18)% on a constant currency basis, to $83.3 million for the six months ended June 30, 2023, reflecting the impact of recognizing revenue on a net basis for clients transitioning to the Company's platform. As a result of this transition to a full platform business, the growth of Retail Media revenue has been temporarily impacted. Reflecting the underlying performance, Retail Media's Contribution ex-TAC increased 20%, or 21% on a constant currency basis, for the six months ended June 30, 2023, driven by continued strength in Retail Media onsite, in particular in the U.S. market, and growing network effects of onboarding brands and retailers to the platform.

Iponweb revenue for the six months ended June 30, 2023 was $54.2 million following the closing of the acquisition on August 1, 2022.

Additionally, our $914.0 million of revenue for the six months ended June 30, 2023 was negatively impacted by $22.8 million of currency fluctuations, particularly as a result of the depreciation of the Euro, Japanese Yen, British Pound, Turkish Lira, and the Brazilian Real compared to the U.S. dollar.

Revenue breakdown by region

	Six Months Ended
	June 30, 2023	June 30, 2022	2023 vs 2022
	(in thousands)
Revenue as reported	$913,950	$1,005,657	(9)%
Conversion impact U.S. dollar / other currencies	$22,802	$—
Revenue at constant currency (1)	$936,752	$1,005,657	(7)%
Americas
Revenue as reported	393,043	408,187	(4)%
Conversion impact U.S. dollar / other currencies	(1,557)	—
Revenue at constant currency (1)	391,486	408,187	(4)%
EMEA
Revenue as reported	318,429	370,821	(14)%
Conversion impact U.S. dollar / other currencies	9,201	—
Revenue at constant currency (1)	327,630	370,821	(12)%
Asia-Pacific
Revenue as reported	202,478	226,649	(11)%
Conversion impact U.S. dollar / other currencies	15,158	—
Revenue at constant currency (1)	217,636	226,649	(4)%
(1) Revenue at constant currency excludes the impact of foreign currency fluctuations and is computed by applying the average exchange rates for the prior year to the current year figures.

Our revenue in the Americas region decreased (4)%, or (4)% on a constant currency basis, to $391.5 million for the six months ended June 30, 2023 compared to the six months ended June 30, 2022. This primarily reflects the impact of recognizing revenue on a net basis for Retail Media clients transitioning to the Company's platform, partially offset by continued strong performance of Retail Media as the platform continues to scale with large retailers and consumer brands and a rebound in travel.

Our revenue in EMEA decreased (14)%, or (12)% on a constant currency basis, to $327.6 for the six months ended June 30, 2023 compared to the six months ended June 30, 2022, reflecting soft retail trends across our markets. This also reflects the impact of recognizing revenue on a net basis for Retail Media clients transitioning to the Company's platform, partially offset by continued traction in Retail Media.

Our revenue in the Asia-Pacific region decreased (11)%, or (4)% on a constant currency basis, to $217.6 million for the six months ended June 30, 2023 compared to the six months ended June 30, 2022, reflecting soft retail and Classified trends in the region.

Cost of Revenue

Three months ended June 30, 2023 compared to the three months ended June 30, 2022

	Three Months Ended		% change
	June 30, 2023	June 30, 2022	2023 vs 2022

	(in thousands, except percentages)
Traffic acquisition costs	$(228,717)	$(280,565)	(18)%
Other cost of revenue	$(40,435)	$(29,550)	37%
Total cost of revenue	$(269,152)	$(310,115)	(13)%
% of revenue	(57)%	(63)%
Gross profit %	43%	37%

	Three Months Ended		% change	% change at Constant Currency (2)
	June 30, 2023	June 30, 2022	2023 vs 2022	2023 vs 2022

	(in thousands, except percentages)
Marketing Solutions	$(227,645)	$(262,454)	(13)%	(12)%
Retail Media	$(1,072)	$(18,111)	(94)%	(94)%
Iponweb (1)	$—	$—	—%	NM
Traffic Acquisition Costs	$(228,717)	$(280,565)	(18)%	(18)%

(1) There are no traffic acquisition costs associated with the Iponweb solutions as we are acting as agent in all the arrangements.

Cost of revenue for the three months ended June 30, 2023 decreased $(41.0) million, or (13)%, compared to the three months ended June 30, 2022. This decrease was primarily the result of a decrease of $(51.8) million, or (18)% (or (18)% on a constant currency basis) in traffic acquisition costs driven by a lower average price partially offset by an increase in volume, and an increase of 10.9 million, or 37% in other cost of revenue.
Traffic acquisition costs in Marketing Solutions decreased by (13)% (or (12)% at constant currency). This was driven by a (10)% decrease (or (9)% at constant currency) in the average cost per thousand impressions ("CPM") for inventory purchased, including lower CPMs for signal-limited environments where Criteo continues to perform, and a (3)% decrease in the number of impressions we purchased.
Traffic acquisition costs in Retail Media(1) decreased by (94)% (or (94)% at constant currency), reflecting the technical and transitory impact related to the client migration to our platform because we recognize revenue on a net basis in all arrangements running on the platform.
As Iponweb reports revenues on a net basis, it has no traffic acquisition costs.
The increase in other cost of revenue included an increase in hosting costs of $9.9 million and other costs of sales of $0.8 million.

Six months ended June 30, 2023 compared to the Six months ended June 30, 2022

	Six Months Ended		% change
	June 30, 2023	June 30, 2022	2023 vs 2022

	(in thousands, except percentages)
Traffic acquisition costs	$(453,115)	$(574,215)	(21)%
Other cost of revenue	$(79,544)	$(62,443)	27%
Total cost of revenue	$(532,659)	$(636,658)	(16)%
% of revenue	(58)%	(63)%
Gross profit %	42%	37%

	Six Months Ended		% change	% change at Constant Currency (2)
	June 30, 2023	June 30, 2022	2023 vs 2022	2023 vs 2022

	(in thousands, except percentages)
Marketing Solutions	$(451,374)	$(540,254)	(16)%	(14)%
Retail Media	$(1,741)	$(33,961)	(95)%	(95)%
Iponweb (1)	$—	$—	—%	NM
Traffic Acquisition Costs	$(453,115)	$(574,215)	(21)%	(19)%

Cost of revenue for the six months ended June 30, 2023 decreased $(104.0) million, or (16)%, compared to the six months ended June 30, 2022. This decrease was primarily the result of a decrease of $(121.1) million, or (21)% (or (19)% on a constant currency basis) in traffic acquisition costs driven by a lower average price partially offset by an increase in volume, and an increase of $17.1 million, or 27% in other cost of revenue.
Traffic acquisition costs in Marketing Solutions decreased by (16)% (or (14)% at constant currency). This was driven by a (20)% decrease (or (18)% at constant currency) in the average cost per thousand impressions ("CPM") for inventory purchased, including lower CPMs for signal-limited environments where Criteo continues to perform, and a 5% increase in the number of impressions we purchased, reflecting our expanding relationships with existing and new publisher partners, in particular through direct connections, to support client demand for advertising campaigns.
Traffic acquisition costs in Retail Media decreased by (95)% (or (95)% at constant currency), reflecting the technical and transitory impact related to the client migration to our platform because we recognize revenue on a net basis in all arrangements running on the platform.
As Iponweb reports revenues on a net basis, it has no traffic acquisition costs.
The increase in other cost of revenue included an increase in hosting costs of $18.9 million, partially offset by other cost of sales of $(1.7) million.

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
The following table sets forth our revenue and Contribution ex-TAC by segment:

	Three Months Ended				Six Months Ended
Segment	June 30, 2023	June 30, 2022	YoY Change	YoY Change at Constant Currency (2)	June 30, 2023	June 30, 2022	YoY Change	YoY Change at Constant Currency (2)
	(amounts in thousands, except percentages)
Revenue
Marketing Solutions	$395,274	$440,423	(10)%	(9)%	$777,181	$904,311	(14)%	(12)%
Retail Media	44,590	54,667	(18)%	(18)%	82,611	101,346	(18)%	(18)%
Iponweb	29,070	—	N/A	NM	54,158	—	N/A	NM
Total	468,934	495,090	(5)%	(4)%	913,950	1,005,657	(9)%	(7)%

Contribution ex-TAC (1)
Marketing Solutions	167,629	177,969	(6)%	(5)%	325,807	364,057	(11)%	(7)%
Retail Media	43,518	36,556	19%	20%	80,870	67,385	20%	21%
Iponweb(2)	29,070	—	N/A	NM	54,158	—	N/A	NM
Total	240,217	214,525	12%	13%	460,835	431,442	7%	10%

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

	Three Months Ended			Six Months Ended
	June 30, 2023	June 30, 2022	YoY Change	June 30, 2023	June 30, 2022	YoY Change
	(amounts in thousands, except percentages)

Gross Profit as reported	$199,782	$184,975	8%	$381,291	$368,999	3%

Other cost of revenue as reported	$(40,435)	$(29,550)	37%	$(79,544)	$(62,443)	27%

Contribution ex-TAC as reported	$240,217	$214,525	12%	$460,835	$431,442	7%
Conversion impact U.S. dollar/other currencies	$2,205	$—		$12,144	$—
Contribution ex-TAC at constant currency	$242,422	$214,525	13%	$472,979	$431,442	10%
Contribution ex-TAC/Revenue as reported	51%	43%		50%	43%

Traffic acquisition costs as reported	$(228,717)	$(280,565)	(18)%	$(453,115)	$(574,215)	(21)%
Conversion impact U.S. dollar/other currencies	$(2,140)	$—		$(10,658)	$—
Traffic Acquisition Costs at constant currency	$(230,857)	$(280,565)	(18)%	$(463,773)	$(574,215)	(19)%

Revenue as reported	$468,934	$495,090	(5)%	$913,950	$1,005,657	(9)%
Conversion impact U.S. dollar/other currencies	$4,345	$—		$22,802	$—
Revenue at constant currency	$473,279	$495,090	(4)%	$936,752	$1,005,657	(7)%

Research and Development Expenses
Three months ended June 30, 2023 compared to the three months ended June 30, 2022

	Three Months Ended		% change
	June 30, 2023	June 30, 2022	2023 vs 2022

	(in thousands, except percentages)
Research and development expenses	$(67,775)	$(41,496)	63%
% of revenue	(14)%	(8)%

Research and development expenses for the three months ended June 30, 2023, increased 26.3 million or 63.3% compared to the three months ended June 30, 2022. This increase mainly related to an increase in headcount-related expenses, including consideration paid to the Iponweb sellers and accounted for as share-based compensation, and the amortization of Iponweb acquisition-related intangible assets.
Six months ended June 30, 2023 compared to the Six months ended June 30, 2022

	Six Months Ended		% change
	June 30, 2023	June 30, 2022	2023 vs 2022

	(in thousands, except percentages)
Research and development expenses	$(131,365)	$(75,523)	74%
% of revenue	(14)%	(8)%

Research and development expenses for the six months ended June 30, 2023, increased $55.8 million or 74% compared to the six months ended June 30, 2022. This increase mainly related to higher headcount-related costs, increase in share-based compensation expense and depreciation and amortization costs.

Sales and Operations Expenses
Three months ended June 30, 2023 compared to the three months ended June 30, 2022

	Three Months Ended		% change
	June 30, 2023	June 30, 2022	2023 vs 2022

	(in thousands, except percentages)
Sales and operations expenses	$(112,511)	$(99,313)	13%
% of revenue	(24)%	(20)%

Sales and operations expenses for the three months ended June 30, 2023 increased 13.2 million or 13.3% compared to the three months ended June 30, 2022. This increase mainly related to an increase in headcount-related costs and share-based compensation expense partially offset by a decrease in marketing expense.
Six months ended June 30, 2023 compared to the Six months ended June 30, 2022

	Six Months Ended		% change
	June 30, 2023	June 30, 2022	2023 vs 2022

	(in thousands, except percentages)
Sales and operations expenses	$(213,753)	$(188,312)	14%
% of revenue	(23)%	(19)%

Sales and operations expenses for the six months ended June 30, 2023 increased $25.4 million or 14% compared to the six months ended June 30, 2022. This increase mainly related to an increase in headcount-related costs and share based compensation expense partially offset by a decrease in marketing expenses and depreciation and amortization expense.

General and Administrative Expenses
Three months ended June 30, 2023 compared to the three months ended June 30, 2022

	Three Months Ended		% change
	June 30, 2023	June 30, 2022	2023 vs 2022

	(in thousands, except percentages)
General and administrative expenses	$(18,537)	$(100,672)	(82)%
% of revenue	(4)%	(20)%

General and administrative expenses for the three months ended June 30, 2023, decreased (82.1) million or (81.6)%, compared to the three months ended June 30, 2022. The decrease mainly relates to the partial reversal of the loss contingency on regulatory matters accounted for during the three months ended June 30, 2022 (see Note 16), partially offset by people-related costs.
Six months ended June 30, 2023 compared to the Six months ended June 30, 2022

	Six Months Ended		% change
	June 30, 2023	June 30, 2022	2023 vs 2022

	(in thousands, except percentages)
General and administrative expenses	$(58,707)	$(134,008)	(56)%
% of revenue	(6)%	(13)%

General and administrative expenses for the six months ended June 30, 2023, decreased $(75.3) million or (56)%, compared to the six months ended June 30, 2022. The decrease mainly relates to the partial reversal of the loss contingency on regulatory matters accounted for during the three months ended June 30, 2022 (see Note 16), partially offset by people-related costs.

Financial and Other Income / (Expense)
Three months ended June 30, 2023 compared to the three months ended June 30, 2022

	Three Months Ended		% change
	June 30, 2023	June 30, 2022	2023 vs 2022

	(in thousands, except percentages)
Financial and Other Income / (Expense)	$(1,852)	$16,412	(111)%
% of revenue	(0.4)%	3%
Financial and Other income for the three months ended June 30, 2023, decreased by $(18.3) million or (111)% compared to 2022. The $(1.9) million in financial and other expense for the three months ended June 30, 2023, was driven by the recognition of a negative impact of foreign exchange reevaluations net of related hedging, and by the accretion of earn-out liability related to Iponweb acquisition.
Six months ended June 30, 2023 compared to the six months ended June 30, 2022

	Six Months Ended		% change
	June 30, 2023	June 30, 2022	2023 vs 2022

	(in thousands, except percentages)
Financial and Other Income / (Expense)	$4,975	$20,442	(76)%
% of revenue	1%	2%
Financial and Other income for the three months ended June 30, 2023, decreased by $(15.5) million or (76)% compared to 2022. The $5.0 million in financial and other income for the three months ended June 30, 2023, was driven by proceeds from disposal of non consolidated investments and financial income from cash equivalents, partially offset by the recognition of a negative impact of foreign exchange reevaluations net of related hedging and the up-front fees amortization, the non-utilization costs, and the financial expense relating to our available Revolving Credit Facility financing, and the accretion of earn-out liability related to Iponweb acquisition.
At June 30, 2023, our exposure to foreign currency risk was centralized at Criteo S.A. and hedged using foreign currency swaps or forward purchases or sales of foreign currencies.

Provision for Income Taxes
Three months ended June 30, 2023 compared to the three months ended June 30, 2022

	Three Months Ended		% change
	June 30, 2023	June 30, 2022	2023 vs 2022

	(in thousands, except percentages)
Provision for income tax (expense) benefit	$(1,078)	$7,121	(115)%
For the three months ended June 30, 2023, benefit for income taxes was $(1.1) million. For the three months ended June 30, 2022, income tax expense was $7.1 million. The $(1.1) million benefit was driven by the loss from operations. The three months ended June 30, 2023 provision for income taxes mainly differs from the nominal standard French rate of 25.0% due to the application of a reduced income tax rate on the majority of the technology royalties income in France and loss from operations.
Six months ended June 30, 2023 compared to the Six months ended June 30, 2022

	Six Months Ended		% change
	June 30, 2023	June 30, 2022	2023 vs 2022

	(in thousands, except percentages)
Provision for income tax (expense) benefit	$3,517	$(3,293)	(207)%
For the six months ended June 30, 2023 benefit for income taxes was $3.5 million. For the six months ended June 30, 2022, income tax expense was $(3.3) million. The $3.5 million benefit was driven by the loss from operations. The six months ended June 30, 2023 provision for income taxes mainly differs from the nominal standard French rate of 25.0% due to the application of a reduced income tax rate on the majority of the technology royalties income in France and loss from operations.

Net Loss
Three months ended June 30, 2023 compared to the three months ended June 30, 2022

	Three Months Ended		% change
	June 30, 2023	June 30, 2022	2023 vs 2022

	(in thousands, except percentages)
Net loss	$(1,971)	(32,973)	94%
% of revenue	(0.4)%	(7)%
Net loss for the three months ended June 30, 2023 decreased 31.0 million, or 94.0%, compared to the three months ended June 30, 2022. This decrease was the result of the business dynamics discussed above, in particular, a $57.5 million increase in income from operations and by an $8.2 million decrease in provision for income taxes offset by a $(18.3) million decrease in financial and other income compared to the three months ended June 30, 2022.
Six months ended June 30, 2023 compared to the six months ended June 30, 2022

	Six Months Ended		% change
	June 30, 2023	June 30, 2022	2023 vs 2022

	(in thousands, except percentages)
Net loss	$(14,042)	(11,695)	(20)%
% of revenue	(2)%	(1)%
Net loss for the six months ended June 30, 2023, increased $(2.3) million, or (20)%, compared to the six months ended June 30, 2022. This increase was the result of the business dynamics discussed above, in particular, a $6.3 million increase in income from operations, offset by a $(15.5) million decrease in financial and other income and by a $(6.8) million decrease in provision for income taxes compared to the six months ended June 30, 2022.

Liquidity and Capital Resources
Our cash and cash equivalents and restricted cash at June 30, 2023 were held for working capital and general corporate purposes, which could include acquisitions, and amounted to $298.2 million as of June 30, 2023. The $(150.1) million decrease in cash and cash equivalents, and restricted cash compared with December 31, 2022 primarily resulted from a decrease of $(88.3) million in cash used for investing activities and by $(96.1) million in cash used for financing activities over the period, partially offset by an increase of $43.3 million in cash from operating activities. The cash used for financing activities mainly related to $(74.9) million in cash used for the share repurchase program, and to $22.0 million payout of the current portion earn-out liability resulting from the Iponweb Acquisition, partially offset by $1.7 million of proceeds from capital increase following the exercises of stock options. In addition, the decrease in cash includes an $(8.9) million negative impact of changes in foreign exchange rates on our cash position over the period. We do not enter into investments for trading or speculative purposes. Our policy is to invest any cash in excess of our immediate requirements in investments designed to preserve the principal balance and provide liquidity. Accordingly, our cash and cash equivalents are invested primarily in demand deposit accounts that are currently providing only a minimal return.
As disclosed in our Form 10-K for the fiscal year 2022, on September 27, 2022, the Company entered into a new five year Revolving Credit Facility (the "RCF") that allows immediate access to an additional €407.0 million ($442.2 million) of liquidity, which, combined with our cash position, marketable securities and treasury shares as of June 30, 2023, provides total liquidity above $747 million. Overall, we believe that our current financial liquidity, combined with our expected cash-flow generation in 2023, enables financial flexibility.
Share buy-back programs
In December 2021, we completed a $100 million share repurchase program. In 2022, we completed an additional $136 million share repurchase. For the six months ended June 30, 2023, we had acquired $74.9 million of shares through our on-going share repurchase program.
All above programs have been implemented under our multi-year authorization granted by Board of Directors. On December 7, 2022, this authorization was extended to a total amount of $480 million. Other than these repurchase programs, we intend to retain all available funds and any future earnings to fund our growth.
Operating and Capital Expenditure Requirements
For the six months ended June 30, 2023 and 2022, our capital expenditures were $78.7 million and $21.0 million, respectively. During the six months ended June 30, 2023, these capital expenditures were mainly comprised of acquisition of data center and server equipment, and software development costs. We expect our capital expenditures to remain at around 5% of revenue for 2023, as we plan to continue to build, reshape and maintain additional data center equipment capacity in all regions and we increase our investments to further develop our Commerce Media Platform.
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

Historical Cash Flows
The following table sets forth our cash flows for the three month period ended June 30, 2023 and June 30, 2022:

	Six Months Ended
	June 30, 2023	June 30, 2022

	(in thousands)
Cash (used for) from operating activities	$43,292	$88,902
Cash (used for) from investing activities	$(88,337)	$23,295
Cash (used for) from financing activities	$(96,117)	$(14,509)
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
For the six months ended June 30, 2023, net cash provided by operating activities was $43.3 million and consisted of net loss of $(14.0) million, and $48.9 million in adjustments for certain non-cash and non-operating items. Adjustments for certain non-operating items primarily consisted of amortization and provision expense of $37.4 million, equity awards compensation expense of $52.3 million and a $2.1 million change in other non-cash items partially offset by $(20.5) million of changes in deferred tax assets, by a $(13.6) million change in income taxes and by other non-operating items of $(8.8) million. The $8.4 million increase in cash from changes in working capital primarily consisted of a $129.5 million decrease in trade receivables, and a $14.5 million increase in other current liabilities such as payroll and payroll related expenses and VAT payables and change in fair value of derivatives, offset by a $(128.6) million decrease in trade payables, a $(0.4) million change in lease liabilities and right of use assets, and a $(6.7) million change in other current assets, including prepaid expenses and value-added tax ("VAT") receivables.
Investing Activities
Our investing activities to date have consisted primarily of the consideration paid to acquire the Iponweb business and purchases of servers and other data-center equipment. For the six months ended June 30, 2023, net cash used for investing activities was $(88.3) million and primarily consisted of a $(78.7) million change in capital expenditures mainly comprised of purchases of servers and other data-center equipment and capitalized software development costs, a $(12.3) million change from the maturity of investments in Marketable Securities and a $(6.9) million payment for business acquisition, partially offset by $9.6 million proceeds from the sale of a non consolidated investment.
Financing Activities
For the six months ended June 30, 2023, net cash used for financing activities was $(96.1) million, resulting mainly from a $(74.9) million payment for our share repurchase program, a $(22.0) million payout of the current portion earn-out liability resulting from the Iponweb Acquisition, partially offset by $1.7 million of proceeds from capital increase following the exercises of stock options.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Market Risk

We are mainly exposed to foreign currency exchange rate fluctuations. There have been no material changes to our exposure to market risk during the six months ended June 30, 2023.

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
A hypothetical 10% increase or decrease of the Pound Sterling, the Euro, the Japanese yen or the Brazilian real against the U.S. dollar would have impacted the Condensed Consolidated Statements of Income as follows:

	Six Months Ended
	June 30, 2023		June 30, 2022

	(in thousands)
GBP/USD	+10%	-10%	+10%	-10%
Net income (loss) impact	$(244)	$244	$(293)	$293

	Six Months Ended
	June 30, 2023		June 30, 2022

	(in thousands)
BRL/USD	+10%	-10%	+10%	-10%
Net income (loss) impact	$126	$(126)	$86	$(86)

	Six Months Ended
	June 30, 2023		June 30, 2022

	(in thousands)
JPY/USD	+10%	-10%	+10%	-10%
Net income (loss) impact	$832	$(832)	$1,723	$(1,723)

	Six Months Ended
	June 30, 2023		June 30, 2022

	(in thousands)
EUR/USD	+10%	-10%	+10%	-10%
Net income (loss) impact	$(3,636)	$3,636	$3,457	$(3,457)

Credit Risk and Trade receivables
For a description of our trade receivables, please see "Note 6. Trade Receivables" in the Notes to the Consolidated Financial Statements.

Item 4. Controls and Procedures

Disclosure Controls and Procedures
Based on their evaluation as of June 30, 2023, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective to provide reasonable assurance that (i) the information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and (ii) such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
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

PART II
Item 1.    Legal Proceedings.
For a discussion of our legal proceedings, refer to Note 16. Commitments and contingencies.
Item 1A. Risk Factors.

The following risk factor is provided to update the risk factors previously disclosed under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on February 24, 2023. Except as presented below, there have been no material changes to the Risk Factors described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

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
In the European Union (the “EU”), the two main pillars of the data protection legal framework are the Directive on Privacy and Electronic Communications ("E-Privacy Directive") and the General Data Protection Regulation ("GDPR"). The E-Privacy Directive directs EU member states to ensure that accessing information on an Internet user’s computer, such as through a cookie and other similar technologies, is allowed only if the Internet user has been informed about such access and given his or her consent. A recent ruling by the Court of Justice of the EU clarified that such consent must be reflected by an affirmative act of the user in line with the requirements applicable to consent under the GDPR. These developments result in ending reliance on implied consent mechanisms that have been used to meet requirements of the E-Privacy Directive in some markets. A replacement by an E-Privacy Regulation for the E-Privacy Directive is still under discussion by EU member states to align the E-Privacy Directive with the GDPR and force a harmonized approach across EU member states. It is possible that the proposed E-Privacy Regulation could further impede the use of cookies. However, the advancement of the legislative process for the adoption of the E-Privacy Regulation remains quite uncertain.
Under the GDPR, data protection authorities have the power to impose administrative fines of up to a maximum of €20 million, or 4%, of the data controller’s or data processor’s total worldwide turnover from the preceding financial year. Similar sanctions would be applicable under the E-Privacy Regulation to cookie consent.
Further, on October 1, 2020, the French data protection authority (the Commission Nationale de l'Informatique et des Libertés, or the "CNIL") issued the final version of its guidelines on the use of cookies and other trackers and its final recommendations on modalities for obtaining users’ consent to store or read non-essential cookies and similar technologies on their devices. The recommendations provide that, when required, consent must be indicated by a clear and positive action of the data subject, such as by clicking on an “accept all” button on the first layer of the consent management platform. The CNIL also noted that it should be as easy to refuse consent to the use of cookies as it is to accept consent, and an equivalent “refuse all” button should be present on the first layer of the consent management platform. Further, the ability to withdraw consent must be readily available at all times. Companies had until March 2021 to ensure compliance with these guidelines. The CNIL has launched investigations and sanctioned companies for lack of compliance with its guidelines on cookies. The European Center for Digital Rights ("NOYB") has also filed several complaints with data protection authorities for failure to comply with GDPR requirements.
In January 2020, the CNIL opened a formal investigation into Criteo. In June 2023, the CNIL issued their decision, in which the CNIL retained alleged GDPR violations but reduced the financial sanction against Criteo from the original proposed amount of €60 million ($65 million) to €40 million ($44 million). Criteo anticipates making the required sanction payment in the third quarter of 2023. The decision relates to past matters and does not include any obligation for Criteo to change its current practices. Criteo intends to appeal this decision before the competent courts. Refer to Note 16. Commitments and Contingencies for more information.

In 2018, the State of California adopted the California Consumer Privacy Act of 2018 (“CCPA”). The CCPA has been characterized as the first “GDPR-like” privacy statute to be enacted in the U.S. because its scope, and a number of the key provisions, resemble the GDPR. The CCPA establishes a new privacy framework for covered businesses by, among other requirements, creating an expanded definition of personal information, establishing new data privacy rights for consumers in California, imposing special rules on the collection of personal data from minors, creating new notice obligations and new limits on the sale of personal information, and creating a new and potentially severe statutory damages framework for violations of the CCPA and for businesses that fail to implement reasonable security procedures and practices to prevent data breaches. As currently enacted, we and partners in our industry have been required to comply with these requirements since January 1, 2020, when the CCPA became effective. As with the GDPR, the advertising technology marketplace may have to adapt to operating under the CCPA where it applies. Our advertising or publishing partners may impose new CCPA restrictions with which we must adapt and comply. In November 2020, voters in California voted to pass the California Privacy Rights Act (“CPRA”), which both amends and expands the scope of the CCPA. The CPRA became effective on January 1, 2023, with a look back period to January 1, 2022. The CPRA creates new criteria by which businesses can be regulated, expands the definition of “personal information” to more closely match European regulations, creates a new audit requirement, and creates a new agency to oversee enforcement of the CPRA. The CPRA also explicitly provides an opt-out right for cross-contextual behavioral advertising. We cannot predict the timing or outcome of this adaptation or the effect on our business. Adapting our business to the CCPA and the new requirements and regulations under the CPRA could involve substantial resources and expense, and may cause us to divert resources from other aspects of our business, all of which may adversely affect our business.
In addition, other states in the U.S. are quickly adopting state enacted privacy laws. Virginia, Colorado and, more recently, Connecticut and Utah have passed consumer and privacy laws that differ slightly from the CCPA and CPRA. If other states follow suit, it could lead to a varied and complex regulatory landscape, which could result in material costs.
Clarifications of and changes to these existing and proposed laws, regulations, judicial interpretations and industry standards can be costly to comply with, and we may be unable to pass along those costs to our clients in the form of increased fees, which may negatively affect our operating results. Such changes can also delay or impede the development of new solutions, result in negative publicity and reputational harm, require significant management time and attention, increase our risk of non-compliance and subject us to claims or other remedies, including fines or demands that we modify or cease existing business practices, such as our ability to charge per click or the scope of clicks for which we charge. Additionally, any perception of our practices or solutions as an invasion of privacy, whether or not such practices or solutions are consistent with current or future regulations and industry practices, may subject us to public criticism, private class actions, reputational harm or claims by regulators, which could disrupt our business and expose us to increased liability. Finally, our legal and financial exposure often depends in part on our clients’ or other third parties' adherence to and compliance with privacy laws and regulations and their use of our services in ways consistent with visitors’ expectations. If our clients fail to adhere to our contracts in this regard, or a court or governmental agency determines that we have not adequately, accurately or completely described our own solutions, services and data collection, and use and sharing practices in our own disclosures to consumers, then we and our clients and publisher partners may be subject to potentially adverse publicity, damages and investigation or other regulatory activity in connection with our privacy practices or those of our clients.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Purchases of Equity Securities by the issuer and Affiliated Purchasers
The following table provides certain information with respect to our purchases of our ADSs during the second fiscal quarter of 2023:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs(1)
April 1 to 30, 2023	224,889	$31.25	224,889	$186,229,711
May 1 to 31, 2023	262,188	$31.92	262,188	177,858,895
June 1 to 30, 2023	250,866	$33.62	250,866	169,422,550
Total	737,943		737,943	—
(1) In October 2021, the board of directors approved an extension of the long-term share repurchase program of up to $175 million of the Company's outstanding American Depositary Shares, and in December 2022, the board of directors further extended this long-term share repurchase program to a total of $480 million.
(2) Average price paid per share excludes any broker commissions paid.

Item 5. Other Information
Trading Plans
On June 15, 2023, Megan Clarken, the Company's Chief Executive Officer, adopted a trading plan to sell up to 73,959 shares of Company stock between September 15, 2023 and February 28, 2024. Ms. Clarken's trading plan is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act and the Company's policies regarding insider transactions.

During the three months ended June 30, 2023, no other directors or Section 16 officers of the Company adopted or terminated any Rule 10b5-1 trading arrangement or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408 of Regulation S-K.

Item 6. Exhibits.
Exhibit Index

Incorporated by Reference
Exhibit	Description	Schedule/ Form	File Number	Exhibit	File Date
3.1	Update to By-laws (statuts) of Criteo S.A. (English Translation)	8-K	001-36153	3.1	June 13, 2023
31.1#	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended
31.2#	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended
32.1*	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File, formatted in Inline XBRL and contained in Exhibit 101.
#    Filed herewith.
*    Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CRITEO S.A.
(Registrant)

	By:	/s/ Sarah Glickman
Date: August 2, 2023	Name:	Sarah Glickman
	Title:	Chief Financial Officer
(Principal financial officer and duly authorized signatory)