Form 10-Q
period 2023-09-30
Criteo S.A.
filed 2023-11-02
CIK 1576427

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended September 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes  ☐      No ☒
          As of October 31, 2023, the registrant had 56,420,382 ordinary shares, nominal value €0.025 per share, outstanding.

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

PART I
Item 1. Financial Statements

CRITEO S.A. CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION (UNAUDITED)

		September 30, 2023	December 31, 2022
		(in thousands)
Assets
Current assets:
Cash and cash equivalents	5	$194,857	$348,200
Trade receivables, net of allowances of $ 49.4 million and $ 47.8 million at September 30, 2023 and December 31, 2022, respectively	6	624,562	708,949
Income taxes	14	29,916	23,609
Other taxes		87,465	78,274
Other current assets	7	42,052	51,866
Restricted cash - current	5	75,000	25,000
Marketable securities - current portion	5	21,091	25,098
Total current assets		1,074,943	1,260,996
Property, plant and equipment, net		134,241	131,207
Intangible assets, net		174,029	175,983
Goodwill	2	518,655	515,140
Right of use assets - operating lease	9	112,178	102,176
Restricted cash - non-current	5	—	75,000
Marketable securities - non-current portion	5	15,891	—
Non-current financial assets		4,977	5,928
Other non-current assets		49,719	50,818
Deferred tax assets		56,010	31,646
Total non-current assets		1,065,700	1,087,898
Total assets		$2,140,643	$2,348,894

Liabilities and shareholders' equity
Current liabilities:
Trade payables		$668,550	$742,918
Contingencies - current portion	16	1,608	65,759
Income taxes	14	1,633	13,037
Financial liabilities - current portion	5	672	219
Lease liability - operating - current portion	9	35,296	31,003
Other taxes		59,584	58,031
Employee - related payables		100,483	85,569
Other current liabilities	8	93,115	83,457
Total current liabilities		960,941	1,079,993
Deferred tax liabilities		3,427	3,463
Defined benefit plans	10	4,034	3,708
Financial liabilities - non-current portion	5	74	74
Lease liability - operating - non-current portion	9	83,004	77,536
Contingencies - non-current portion	16	32,625	33,788
Other non-current liabilities	8	21,688	69,226
Total non-current liabilities		144,852	187,795
Total liabilities		1,105,793	1,267,788
Commitments and contingencies
Shareholders' equity:
Common shares, €0.025 par value, 63,350,663 and 63,248,728 shares authorized, issued and outstanding at September 30, 2023 and December 31, 2022, respectively.		2,082	2,079
Treasury stock,7,094,574 and 5,985,104 shares at cost as of September 30, 2023 and December 31, 2022, respectively.		(212,094)	(174,293)
Additional paid-in capital		811,381	734,492
Accumulated other comprehensive loss		(100,482)	(91,890)
Retained earnings		504,346	577,653
Equity-attributable to shareholders of Criteo S.A.		1,005,233	1,048,041
Non-controlling interests		29,617	33,065
Total equity		1,034,850	1,081,106
Total equity and liabilities		$2,140,643	$2,348,894

The accompanying notes form an integral part of these unaudited condensed consolidated financial statements.

CRITEO S.A.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

		Three Months Ended		Nine Months Ended
	Notes	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
		(in thousands, except share per data)

Revenue	11	$469,193	$446,921	$1,383,143	$1,452,578

Cost of revenue:
Traffic acquisition costs		(223,798)	(233,543)	(676,913)	(807,758)
Other cost of revenue		(40,268)	(33,771)	(119,812)	(96,214)

Gross profit		205,127	179,607	586,418	548,606

Operating expenses:
Research and development expenses		(62,522)	(42,725)	(193,887)	(118,248)
Sales and operations expenses		(94,572)	(90,051)	(308,325)	(278,363)
General and administrative expenses		(36,599)	(42,353)	(95,306)	(176,361)
Total operating expenses		(193,693)	(175,129)	(597,518)	(572,972)
Income (loss) from operations		11,434	4,478	(11,100)	(24,366)
Financial and Other income (expense)	13	(2,967)	3,485	2,008	23,927
Income (loss) before taxes		8,467	7,963	(9,092)	(439)
Provision for income tax (expense) benefit	14	(1,832)	(1,442)	1,685	(4,735)
Net Income (loss)		$6,635	$6,521	$(7,407)	$(5,174)

Net income (loss) available to shareholders of Criteo S.A.		$6,927	$6,579	$(7,758)	$(6,448)
Net income (loss) available to non-controlling interests		$(292)	$(58)	$351	$1,274

Weighted average shares outstanding used in computing per share amounts:
Basic	15	56,297,666	60,318,114	56,173,218	60,431,597
Diluted	15	60,172,953	63,235,811	56,173,218	60,431,597

Net income (loss) allocated to shareholders per share:
Basic	15	$0.12	$0.11	$(0.14)	$(0.11)
Diluted	15	$0.12	$0.10	$(0.14)	$(0.11)
The accompanying notes form an integral part of these unaudited condensed consolidated financial statements.

CRITEO S.A.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
	(in thousands)

Net income (loss)	$6,635	$6,521	$(7,407)	$(5,174)
Foreign currency translation differences, net of taxes	(10,458)	(30,896)	(12,593)	(101,624)
Actuarial gains (losses) on employee benefits, net of taxes	426	409	283	2,944
Other comprehensive loss	$(10,032)	$(30,487)	$(12,310)	$(98,680)
Total comprehensive loss	$(3,397)	$(23,966)	$(19,717)	$(103,854)
Attributable to shareholders of Criteo S.A.	$(2,198)	$(22,142)	$(16,295)	$(97,806)
Attributable to non-controlling interests	$(1,199)	$(1,824)	$(3,422)	$(6,048)
The accompanying notes form an integral part of these unaudited condensed consolidated financial statements.

CRITEO S.A.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)

	Share capital		Treasury Stock		Additional paid-in capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Equity - attributable to shareholders of Criteo S.A.	Non controlling interest	Total equity
	Common shares		Shares
	(in thousands, except share amounts )
Balance at December 31, 2021	65,883,347	2,149	(5,207,873)	(131,560)	731,248	(40,294)	601,588	1,163,131	35,189	1,198,320
Net income (loss)	—	—	—	—	—	—	20,587	20,587	691	21,278
Other comprehensive income (loss)	—	—	—	—	—	(16,207)	—	(16,207)	(1,925)	(18,132)
Issuance of ordinary shares	22,047	1	—	—	319	—	—	320	—	320
Change in treasury stocks(*)	—	—	(119,771)	(5,770)	—	—	(2,534)	(8,304)	—	(8,304)
Share-Based Compensation	—	—	—	—	8,948	—	—	8,948	93	9,041
Other changes in equity	—	—	—	—	—	—	—	—	—	—
Balance at March 31, 2022	65,905,394	2,150	(5,327,644)	(137,330)	740,515	(56,501)	619,641	1,168,475	34,048	1,202,523
Net income (loss)	—	—	—	—	—	—	(33,613)	(33,613)	641	(32,972)
Other comprehensive income (loss)	—	—	—	—	—	(46,430)	—	(46,430)	(3,631)	(50,061)
Issuance of ordinary shares	(111,362)	—	—	—	110	—	—	110	—	110
Change in treasury stocks(*)	—	(3)	62,251	(11,179)	(1,342)	—	(8,509)	(21,033)	—	(21,033)
Share-Based Compensation	—	—	—	—	11,452	—	—	11,452	97	11,549
Other changes in equity	—	—	—	—	39	—	33	72	—	72
Balance at June 30, 2022	65,794,032	2,147	(5,265,393)	(148,509)	750,774	(102,931)	577,552	1,079,033	31,155	1,110,188
Net income (loss)	—	—	—	—	—	—	6,579	6,579	(58)	6,521
Other comprehensive income (loss)	—	—	—	—	—	(28,720)	—	(28,720)	(1,767)	(30,487)
Issuance of ordinary shares	(808,644)	1	—	—	—	—	—	1	—	1
Change in treasury stocks(*)	—	(23)	215,984	(4,380)	(10,530)	—	(14,913)	(29,846)	—	(29,846)
Share-Based Compensation	—	—	—	—	20,422	—	—	20,422	101	20,523
Other changes in equity	—	—	—	—	—	—	—	—	—	—
Balance at September 30, 2022	64,985,388	2,125	(5,049,409)	(152,889)	760,666	(131,651)	569,218	1,047,469	29,431	1,076,900
(*) On February 3, 2022, Criteo's board of directors authorized an extension of the share repurchase program to up to $280.0 million of the Company's outstanding American Depositary Shares. The change in treasury stocks is comprised of 2,195,411 shares repurchased at an average price of $26.7 offset by 1,401,489 treasury shares used for RSUs vesting.

	Share capital		Treasury Stock		Additional paid-in capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Equity - attributable to shareholders of Criteo S.A.	Non controlling interest	Total equity
	Common shares		Shares
	(in thousands, except share amounts )
Balance at December 31, 2022	63,248,728	$2,079	(5,985,104)	$(174,293)	$734,492	$(91,890)	$577,653	$1,048,041	$33,065	$1,081,106
Net income (loss)	—	—	—	—	—	—	(11,809)	(11,809)	(262)	(12,071)
Other comprehensive income (loss)	—	—	—	—	—	6,475	—	6,475	(296)	6,179
Issuance of ordinary shares	67,968	2	—	—	1,295	—	—	1,297	—	1,297
Change in treasury stocks(*)	—	—	(1,338,049)	(37,107)	—	—	(13,922)	(51,029)	—	(51,029)
Share-Based Compensation	—	—	—	—	24,610	—	—	24,610	97	24,707
Other changes in equity	—	—	—	—	—	—	—	—	—	—
Balance at March 31, 2023	63,316,696	$2,081	(7,323,153)	$(211,400)	$760,397	$(85,415)	$551,922	$1,017,585	$32,604	$1,050,189
Net income (loss)	—	—	—	—	—	—	(2,876)	(2,876)	905	(1,971)
Other comprehensive income (loss)	—	—	—	—	—	(5,887)	—	(5,887)	(2,570)	(8,457)
Issuance of ordinary shares	20,757	—	—	—	399	—	—	399	—	399
Change in treasury stocks(*)	—	—	(89,425)	(2,646)	—	—	(21,189)	(23,835)	—	(23,835)
Share-Based Compensation	—	—	—	—	26,878	—	—	26,878	(165)	26,713
Other changes in equity	—	—	—	—	—	(26)	—	(26)	—	(26)
Balance at June 30, 2023	63,337,453	$2,081	(7,412,578)	$(214,046)	$787,674	$(91,328)	$527,857	$1,012,238	$30,774	$1,043,012
Net income (loss)	—	—	—	—	—	—	6,927	6,927	(292)	6,635
Other comprehensive income (loss)	—	—	—	—	—	(9,125)	—	(9,125)	(907)	(10,032)
Issuance of ordinary shares	—	1	—	—	251	—	—	252	—	252
Change in treasury stocks(*)	13,210	—	318,004	1,952	—	—	(30,440)	(28,488)	—	(28,488)
Share-Based Compensation	—	—	—	—	23,461	—	—	23,461	44	23,505
Other changes in equity	—	—	—	—	(5)	(29)	—	(34)	—	(34)
Balance at September 30, 2023	63,350,663	$2,082	(7,094,574)	$(212,094)	$811,381	$(100,482)	$504,344	$1,005,231	$29,619	$1,034,850
(*) On December 7, 2022, Criteo's board of directors authorized an extension of the share repurchase program to up to $480.0 million of the Company's outstanding American Depositary Shares. The change in treasury stocks is comprised of 3,404,891 shares repurchased at an average price of $31.2 offset by 1,288,939 treasury shares used for RSUs vesting and by 1,006,482 treasury shares used for LUSs vesting.
The accompanying notes form an integral part of these unaudited condensed consolidated financial statements.

CRITEO S.A.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended
	September 30, 2023	September 30, 2022
	(in thousands)
Net Loss	$(7,407)	$(5,174)
Non-cash and non-operating items	42,706	122,043
- Amortization and provisions	56,288	134,650
- Payment for contingent liability on regulatory matters	(43,334)	—
- Net (gain) or loss on disposal of non-current assets	(8,903)	(361)
- Equity awards compensation expense (1)	76,353	42,594
- Interest accrued and non-cash financial income and expenses	—	(2,244)
- Change in deferred taxes	(24,742)	(16,051)
- Change in income taxes	(18,007)	(12,899)
- Other (2)	5,051	(23,646)
Changes in working capital related to operating activities	27,607	13,661
- (Increase) / Decrease in trade receivables	78,890	75,399
- Increase / (Decrease) in trade payables	(71,190)	(19,526)
- (Increase) / Decrease in other current assets	1,968	(23,224)
- Increase/ (Decrease) in other current liabilities	17,926	(20,178)
- Change in operating lease liabilities and right of use assets	13	1,190
Cash from operating activities	62,906	130,530
Acquisition of intangible assets, property, plant and equipment	(77,838)	(48,955)
Change in accounts payable related to intangible assets, property, plant and equipment	(16,749)	7,632
Payment for business, net of cash acquired	(6,957)	(135,453)
Proceeds from disposition of investments	9,625	—
Change in other non-current financial assets	(12,280)	43,052
Cash (used for) from investing activities	(104,199)	(133,724)
Proceeds from borrowings under line-of-credit agreement	—	78,513
Repayment of borrowings	—	(78,513)
Proceeds from exercise of stock options	1,948	617
Repurchase of treasury stocks	(103,354)	(59,162)
Change in other financial liabilities	—	107
Cash payment for contingent consideration	(22,025)	—
Other (2)	(1,427)	22,242
Cash used for financing activities	(124,858)	(36,196)
Effect of exchange rates changes on cash and cash equivalents	(12,192)	(68,813)
Net increase (decrease) in cash and cash equivalents	(178,343)	(108,203)
Net cash and cash equivalents at beginning of period	448,200	515,526
Net cash and cash equivalents and restricted cash at end of period	$269,857	$407,323

Supplemental disclosures of cash flow information
Cash paid for taxes, net of refunds	(41,377)	(33,685)
Cash paid for interest	(1,055)	(959)
(1) Of which $74.9 million and $41.1 million of equity awards compensation expense consisted of share-based compensation expense according to ASC 718 Compensation - stock compensation for the nine months ended September 30, 2023 and 2022, respectively.
(2) Primarily consists of realized gains in FX hedges for the nine months ended September 30, 2022.
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
Accounting Pronouncements Adopted in 2023

No standards were adopted in 2023 which had a material impact on the Company's financial statements.
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

The transaction was accounted for as a business acquisition. The purchase price allocation has been completed and resulted in recognition of $187.6 million of goodwill.

Acquisition related costs of $12.6 million were recorded within general and administrative expenses on the consolidated statements of comprehensive income for the twelve months ended December 31, 2022. In the period ending September 30, 2023, we did not record any acquisition related costs.

The Company's consolidated statements of operations for the nine months ended September 30, 2023 include Iponweb's revenues of $87.8 million and pretax income (loss) of $9.1 million.
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

Note 3. Restructuring
As part of our ongoing transformation, the Company incurred restructuring costs of $2.0 million and $21.9 million for the three and nine months ended September 30, 2023, respectively. The following table summarizes restructuring activities as of September 30, 2023 included in other current liabilities on the balance sheet:

Salaries and other benefits

Restructuring liability as of January 1, 2023	$—
Restructuring charge	21,934
Amounts paid	(11,826)
Restructuring liability as of September 30, 2023	$10,108
For the three and nine months ended September 30, 2023, $0.1 million, and $3.5 million, respectively, was included in Research and Development expenses, $2.1 million and $4.8 million, respectively, was included in General and Administrative expenses and $(0.2) million and $13.6 million, respectively, was included in Sales and Operations expenses.

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

The following table shows revenue by reportable segment:

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
	(in thousands)
Marketing Solutions	$385,762	387,288	$1,162,943	1,291,599
Retail Media	49,813	41,170	132,424	142,516
Iponweb	33,618	18,463	87,776	18,463
Total Revenue	$469,193	$446,921	$1,383,143	$1,452,578

The following table shows Contribution ex-TAC by reportable segment and its reconciliation to the Company’s Consolidated Statements of Operation:

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
	(in thousands)
Contribution ex-TAC
Marketing Solutions	$163,341	$158,022	$489,148	$522,079
Retail Media	48,436	36,893	129,306	104,278
Iponweb	33,618	18,463	87,776	18,463
	$245,395	$213,378	$706,230	$644,820

Other costs of sales	(40,268)	(33,771)	(119,812)	(96,214)
Gross profit	$205,127	$179,607	$586,418	$548,606
Operating expenses
Research and development expenses	(62,522)	(42,725)	(193,887)	(118,248)
Sales and operations expenses	(94,572)	(90,051)	(308,325)	(278,363)
General and administrative expenses	(36,599)	(42,353)	(95,306)	(176,361)
Total Operating expenses	(193,693)	(175,129)	(597,518)	(572,972)

Income (loss) from operations	$11,434	$4,478	$(11,100)	$(24,366)
Financial and Other Income (Expense)	(2,967)	3,485	2,008	23,927
Income (loss) before tax	$8,467	$7,963	$(9,092)	$(439)

Note 5. Cash, Cash Equivalents, Marketable Securities and Restricted Cash
Fair Value Measurements

	September 30, 2023		December 31, 2022
	Cash and Cash Equivalent	Marketable Securities	Cash and Cash Equivalent	Marketable Securities
	(in thousands)
Cash	194,857	$—	282,293	$—
Level 2
Term deposits and notes	—	36,982	65,907	25,098
Total	$194,857	$36,982	$348,200	$25,098

Interest-bearing bank deposits are considered level 2 financial instruments as they are measured using valuation techniques based on observable market data.
The fair value of term deposits approximates their carrying amount given the nature of the investments, its maturities and expected future cash flows.
Marketable Securities
The following table presents for each reporting period, the breakdown of the fair value of marketable securities:

	September 30, 2023	December 31, 2022

	(in thousands)
Securities Held-to-maturity
Term Deposits	$36,982	$25,098
Total	$36,982	$25,098

The gross unrealized gains on our marketable securities were not material as of September 30, 2023.
Term deposits are considered a level 2 financial instrument as they are measured using valuation techniques based on observable market data.
The following table classifies our marketable securities by contractual maturities:

	Held-to-maturity	Available-for-sale
	September 30, 2023

	(in thousands)
Due in one year	$21,091	$—
Due in one to five years	$15,891	$—
Total	$36,982	$—

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

	September 30, 2023	December 31, 2022

	(in thousands)
Restricted cash – current	$75,000	$25,000
Restricted cash – non-current	$—	$75,000
Total	$75,000	$100,000

Note 6. Trade Receivables
The following table shows the breakdown in trade receivables net book value for the presented periods:

	September 30, 2023	December 31, 2022

	(in thousands)
Trade accounts receivables	$673,977	$756,741
(Less) Allowance for credit losses	(49,415)	(47,792)
Net book value at end of period	$624,562	$708,949
At September 30, 2023 our largest receivable balance from an individual customer was 10% of our gross accounts receivable. No other customers individually exceeded 10% of our gross accounts receivables.

Note 7. Other Current Assets
The following table shows the breakdown in other current assets net book value for the presented periods:

	September 30, 2023	December 31, 2022

	(in thousands)
Prepayments to suppliers	$5,109	$12,421
Other debtors	5,860	6,768
Prepaid expenses	29,929	24,549
Other current assets	656	8,128
Derivative instruments	498	—
Net book value at end of period	$42,052	$51,866
Prepaid expenses mainly consist of amounts related to SaaS arrangements.

Note 8. Other Current and Non-Current Liabilities
Other current liabilities are presented in the following table:

	September 30, 2023	December 31, 2022

	(in thousands)
Customer prepayments	$15,584	$16,334
Rebates	18,004	17,671
Accounts payable relating to capital expenditures	7,976	25,414
Other creditors	4,374	2,398
Earn out liability – current	47,177	21,640
Total current liabilities	$93,115	$83,457

Other non-current liabilities are presented in the following table:

	September 30, 2023	December 31, 2022

	(in thousands)
Earn out liability – non-current	$—	$44,696
Uncertain tax positions	18,131	17,980
Other	3,557	6,550
Total non-current liabilities	$21,688	$69,226

Earn out liability
As part of the Iponweb Acquisition, the Sellers are entitled to contingent consideration of a maximum of $100.0 million, which is conditioned upon the achievement of certain revenue targets by the Iponweb business for the 2022 and 2023 fiscal years. The related earn out liability is valued and discounted using management's best estimate of the consideration that is expected to be paid in 2024. The contingent consideration for fiscal year 2022 of $22.0 million has been paid in the quarter ended March 31, 2023.

Uncertain tax positions
Other non-current liabilities also include $18.1 million related to uncertain tax positions as of September 30, 2023. These uncertain tax positions are related to the Iponweb Acquisition.

23

Note 9. Leases
The components of lease expense are as follows:

Three Months Ended	September 30, 2023			September 30, 2022
	Offices	Data Centers	Total	Offices	Data Centers	Total
	(in thousands)
Lease expense	$3,419	$5,644	$9,063	$2,362	$4,806	$7,168
Short term lease expense	200	13	213	149	—	149
Variable lease expense	289	14	303	107	91	198
Sublease income	(277)	—	(277)	(47)	—	(47)
Total operating lease expense	$3,631	$5,671	$9,302	$2,571	$4,897	$7,468

Nine Months Ended	September 30, 2023			September 30, 2022
	Offices	Data Centers	Total	Offices	Data Centers	Total
	(in thousands)
Lease expense	$10,548	$16,844	$27,392	$11,114	$15,042	$26,156
Short term lease expense	489	42	531	504	5	509
Variable lease expense	493	75	568	182	182	364
Sublease income	(692)	—	(692)	(482)	—	(482)
Total operating lease expense	$10,838	$16,961	$27,799	$11,318	$15,229	$26,547

As of September 30, 2023, we have additional operating leases, that have not yet commenced which will result in additional operating lease liabilities and right of use assets:

	Offices	Data Centers
	(in thousands)
Additional operating lease liabilities	$—	$6,930
Additional right of use assets	$—	$6,930
These operating leases will commence during the fiscal years ending December 31, 2023, 2024 and 2025, respectively.

23

Note 10. Employee Benefits
Defined Benefit Plans
According to the French law and the Syntec Collective Agreement, French employees are entitled to compensation paid on retirement.
The following table summarizes the changes in the projected benefit obligation:

Projected benefit obligation
(in thousands)
Projected benefit obligation present value at January 1, 2022	$5,531
Service cost	1,756
Interest cost	73
Actuarial losses (gains)	(3,311)
Currency translation adjustment	(341)
Projected benefit obligation present value at December 31, 2022	$3,708
Service cost	532
Interest cost	120
Actuarial losses (gains)	(283)
Currency translation adjustment	(43)
Projected benefit obligation present value at September 30, 2023	$4,034
The Company does not hold any plan assets for any of the periods presented.
The main assumptions used for the purposes of the actuarial valuations are listed below:

	Nine Months Ended	Year Ended
	September 30, 2023	December 31, 2022
Discount rate (Corp AA)	4.55%	4.25%
Expected rate of salary increase	5%	5%
Expected rate of social charges	48%	48%
Expected staff turnover	0% - 17.8%	0% - 17.8%
Estimated retirement age	Progressive table	Progressive table
Life table	TH-TF 2000-2002 shifted	TH-TF 2000-2002 shifted

23

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

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
	(in thousands)
Defined contributions plans included in personnel expenses	$(4,694)	$(3,590)	$(14,308)	$(13,726)

Note 11. Revenue
Disaggregation of revenue
The following table presents our disaggregated revenues by segment:

For the Three Months Ended	Marketing Solutions	Retail Media	Iponweb	Total
	(in thousands)
September 30, 2023	$385,762	$49,813	$33,618	$469,193
September 30, 2022	$387,288	$41,170	$18,463	$446,921

For the Nine Months Ended	Marketing Solutions	Retail Media	Iponweb	Total
	(in thousands)
September 30, 2023	$1,162,943	$132,424	$87,776	$1,383,143
September 30, 2022	$1,291,599	$142,516	$18,463	$1,452,578
23

Note 12. Share-Based Compensation
Equity awards Compensation Expense

Equity awards compensation expense recorded in the consolidated statements of operations was as follows:

	Nine Months Ended
	2023	2022
	(in thousands)
Research and Development	(44,438)	(21,166)
Sales and Operations	(15,240)	(9,695)
General and Administrative	(16,675)	(11,733)
Total equity awards compensation expense	(76,353)	(42,594)
Tax benefit from equity awards compensation expense	6,084	4,409

The breakdown of the equity award compensation expense by instrument type was as follows:

	Nine Months Ended
	2023	2022
	(in thousands)
Share options	(80)	(47)
Lock-up shares	(28,326)	(7,088)
Restricted stock units / Performance stock units	(46,519)	(33,976)
Non-employee warrants	(1,428)	(1,483)
Total equity awards compensation expense	(76,353)	(42,594)
Tax benefit from equity awards compensation expense	6,084	4,409

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

	Options Outstanding
	Number of Shares Underlying Outstanding Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding as of December 31, 2022	372,329
Options granted	—
Options exercised	(41,417)
Options forfeited	(3,973)
Options canceled	—
Options expired	(1,861)
Outstanding as of September 30, 2023	325,078	€20.88	4.37	€11.46

Vested and exercisable as of September 30, 2023	301,611

The aggregate intrinsic value represents the difference between the exercise price of the options and the fair market value of common stock on the date of exercise. No new stock options were granted in the period ending September 30, 2023. As of September 30, 2023, unrecognized stock-based compensation $0.01 million related to unvested stock options will be fully recognized as of December 31, 2023.

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

	Shares	Weighted-Average Grant date Fair Value Per Share

Outstanding as of December 31, 2022	2,960,243	—
Granted	—	—
Vested	(1,006,482)	—
Forfeited	—	—
Outstanding as of September 30, 2023	1,953,761	€23.94

At September 30, 2023, the Company had unrecognized stock-based compensation relating to restricted stock of approximately $22.4 million, which is expected to be recognized over a period from October 2023 to August 1, 2025.

Restricted Stock Units / Performance Stock Units
Restricted stock awards generally vest over four years, subject to the holder’s continued service and/or certain performance conditions through the vesting date.
In the following tables, exercise prices, grant date share fair values and fair value per equity instruments are in euros, as the Company is incorporated in France and the euro is the currency used for the grants.

	Shares (RSU)	Weighted-Average Grant date Fair Value Per Share

Outstanding as of December 31, 2022	5,349,955	—
Granted	1,575,851	—
Vested	(1,116,711)	—
Forfeited	(340,383)	—
Outstanding as of September 30, 2023	5,468,712	€26.2

At September 30, 2023, the Company had unrecognized stock-based compensation relating to restricted stock of approximately $77.1 million, which is expected to be recognized over a weighted-average period of 3.10 years.

	Shares (PSU)	Weighted-Average Grant date Fair Value Per Share

Outstanding as of December 31, 2022	522,467	—
Granted	356,402	—
Vested	(173,092)	—
Forfeited	—	—
Outstanding as of September 30, 2023	705,777	€27.94

At September 30, 2023, the Company had unrecognized stock-based compensation relating to restricted stock of approximately $11.0 million, which is expected to be recognized over a weighted-average period of 3.12 years.

Non-employee warrants

Non-employee warrants generally vest over four years, subject to the holder’s continued service through the vesting date.

	Shares	Weighted-Average Grant date Fair Value Per Share	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding as of December 31, 2022	302,775
Granted	—
Exercised	(58,318)
Canceled	—
Expired	—
Outstanding as of September 30, 2023	244,457	€17.65	4.73	€12.98

Vested and exercisable - September 30, 2023	237,852
The aggregate intrinsic value represents the difference between the exercise price of the non-employee warrants and the fair market value of common stock on the date of exercise.

No new stock non-employee warrants were granted in the period ending September 30, 2023. As of September 30, 2023 there is a small portion of instruments that are set to fully vest in 2023.

Note 13. Financial and Other Income and Expenses
The condensed consolidated statements of income line item “Financial and Other income (expense)” can be broken down as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
	(in thousands)
Financial income from cash equivalents	$1,055	$170	$3,190	$543
Interest and fees	(437)	(422)	(1,500)	(1,391)
Foreign exchange gains (losses)	(1,731)	3,795	(4,683)	24,384
Discounting impact	(1,593)	—	(3,692)	—
Other financial income (expense)	(261)	(58)	8,693	391
Total Financial and Other income (expense)	$(2,967)	$3,485	$2,008	$23,927
The $2.0 million in financial and other income for the nine months ended September 30, 2023, were mainly driven by proceeds from disposal of non consolidated investments partially offset by the recognition of a negative impact of foreign exchange and the accretion of earn-out liability related to Iponweb acquisition.
At September 30, 2023, our exposure to foreign currency risk was centralized at Criteo S.A. and hedged using foreign currency swaps or forward purchases or sales of foreign currencies.

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

The following table presents provision for income taxes:

	Nine Months Ended
	September 30, 2023	September 30, 2022
	(in thousands)
Provision for income tax (expense) benefit	$1,685	$(4,735)

For the nine months ended September 30, 2023 and September 30, 2022, provision for income tax (expense) benefit was $1.7 million and $(4.7) million, respectively. The $1.7 million tax benefit was driven by the loss from operations. The nine months ended September 30, 2023 provision for income taxes mainly differs from the nominal standard French rate of 25.0% due to the application of a reduced income tax rate on the majority of the technology royalties income in France, nondeductible equity awards compensation expense and reversal of loss of contingency on regulatory matters.

Note 15. Earnings Per Share
Basic Earnings Per Share
We calculate basic earnings per share by dividing the net income or loss for the period attributable to shareholders of the Parent by the weighted average number of shares outstanding.

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Net income (loss) attributable to shareholders of Criteo S.A.	$6,927	$6,579	$(7,758)	$(6,448)
Weighted average number of shares outstanding	56,297,666	60,318,114	56,173,218	60,431,597
Basic earnings per share	$0.12	$0.11	$(0.14)	$(0.11)

Diluted Earnings Per Share
For the nine months ended September 30, 2023 and September 30, 2022, basic net loss is the same as diluted net loss per share as the inclusion of all potential shares of common stock outstanding would have been anti-dilutive.

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Net income (loss) attributable to shareholders of Criteo S.A.	$6,927	$6,579	$(7,758)	$(6,448)
Basic shares :
Weighted average number of shares outstanding of Criteo S.A.	56,297,666	60,318,114	56,173,218	60,431,597
Dilutive effect of :
Restricted share awards ("RSUs")	3,718,688	2,715,552	—	—
Share options and BSPCE	103,221	111,342	—	—
Share warrants	53,378	90,803	—	—
Diluted shares :
Weighted average number of shares outstanding used to determine diluted earnings per share	60,172,953	63,235,811	56,173,218	60,431,597
Diluted earnings per share	$0.12	$0.10	$(0.14)	$(0.11)

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

Regulatory matters
Following a complaint from Privacy International against a number of advertising technology companies with certain data protection authorities, including in France, France's Commission Nationale de l'Informatique et des Libertés (the "CNIL") opened a formal investigation in January 2020 against Criteo. After closure of the procedure and a formal hearing, Criteo received notice that the CNIL issued their decision on June 21, 2023, in which the CNIL retained alleged European Union's General Data Protection Regulation ("GDPR") violations but reduced the financial sanction against Criteo from the original proposed amount of €60 million ($65 million) to €40 million ($44 million). The decision relates to past matters and does not include any obligation for Criteo to change its current practices. Criteo is currently appealing this decision before the Conseil d’Etat.

The €40 million ($43.3 million) penalty was applied against the previously accrued liability for loss contingency reflected in our financial statements for the period ended June 30, 2022, which amounted to €60 million ($65 million). Criteo issued the required sanction payment during the third quarter of 2023.

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

For the Three Months Ended	Americas	EMEA	Asia-Pacific	Total
	(in thousands)
September 30, 2023	$213,607	$164,890	$90,696	$469,193
September 30, 2022	$201,274	$150,915	$94,732	$446,921

For the Nine Months Ended	Americas	EMEA	Asia-Pacific	Total
	(in thousands)
September 30, 2023	$606,650	$483,319	$293,174	$1,383,143
September 30, 2022	$609,461	$521,736	$321,381	$1,452,578

Revenue generated in other significant countries where we operate is presented in the following table:

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
	(in thousands)
Americas
United States	$193,210	$180,152	$547,348	$542,034
EMEA
Germany	$56,569	$40,808	$145,541	$144,902
France	$23,423	$23,212	$71,130	$83,393
Asia-Pacific
Japan	$49,213	$56,999	$162,767	$196,818

Other Information
For each reported period, non-current assets (corresponding to the net book value of tangible and intangible assets, excluding right of use assets related to lease agreements) are presented in the table below. The geographical information includes results from the locations of legal entities.

	Americas	EMEA	Asia-Pacific	Total
	(in thousands)

September 30, 2023	$95,602	$196,649	$16,019	$308,270
December 31, 2022	$92,952	$193,007	$21,231	$307,190

Note 18. Subsequent Events
The Company evaluated all subsequent events that occurred after September 30, 2023 through the date of issuance of the unaudited condensed consolidated financial statements and determined there are no significant events that require adjustments or disclosure.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the Securities and Exchange Commission ("SEC"), on February 24, 2023. In addition to our historical condensed consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Quarterly Report on Form 10-Q, particularly in Part II, Item 1A, "Risk Factors."

To supplement our condensed consolidated financial statements, which are prepared and presented in accordance with generally accepted accounting principles in the United States of America ("U.S. GAAP"), we present Contribution ex-TAC, and Adjusted EBITDA, which are non-GAAP financial measures. We define Contribution ex-TAC as a profitability measure akin to gross profit. It is calculated by deducting traffic acquisition costs from revenue and reconciled to gross profit through the exclusion of other costs of revenue. Contribution ex-TAC is presented in the section entitled "Contribution excluding Traffic Acquisition Costs", which includes a reconciliation to its most directly comparable U.S. GAAP financial measure, Gross Profit. We define Adjusted EBITDA as our consolidated earnings before financial income (expense), income taxes, depreciation and amortization, adjusted to eliminate the impact of equity awards compensation expense, pension service costs, certain restructuring, integration and transformation costs, certain acquisition costs and a loss contingency related to a regulatory matter. Adjusted EBITDA is presented in the section entitled "Adjusted EBITDA", which includes a reconciliation to its most directly comparable U.S. GAAP financial measure, Net Income. We also present revenues, traffic acquisition costs and Contribution ex-TAC on a constant currency basis; these measures exclude the impact of foreign currency fluctuations and are computed by applying the average exchange rates for the prior year to the current year figures. A reconciliation is provided in the section entitled "Constant Currency Reconciliation".

We believe these non-GAAP financial measures provide investors with useful supplemental information about the financial performance of our business, enable comparison of financial results between periods where certain items may vary independent of business performance, and allow for greater transparency with respect to key metrics used by management in operating our business. As required by the rules of the SEC, we provide reconciliations of the non-GAAP financial measures contained in this document to the most directly comparable measures under GAAP.

Overview

We offer the only unified platform that directly connects advertisers with retailers and publishers on the open internet.

With our Commerce Media platform, we maximize returns for advertisers by delivering impactful advertising to the right consumer across the entire shopper journey. We also enable media owners to earn more revenue by enriching and activating their first-party data and inventory to advertisers. This includes powering the retail media ecosystem as we enable brands to reach shoppers with relevant ads near the digital point of sale on retailer and marketplace websites while enabling retailers to monetize their ad inventory and add a new, high margin revenue stream.

Our platform leverages commerce data in a privacy-by-design way and artificial intelligence ("AI") and our solutions work seamlessly across digital devices (desktops, laptops, smartphones and tablets), commerce and advertising environments (browsers, apps, connected TV and physical retail stores), advertising channels and formats (display, including social and native, online video, connected TV and ads on retailers' properties).

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

Current quarter financial highlights

For the three months ended September 30, 2023, revenue grew by 5% to $469.2 million, compared to the same period in the prior year, reflecting the acquisition of Iponweb and growth in Retail Media. At constant currency, revenue increased by 2%.
Gross profit for the three months ended September 30, 2023 increased by 14% to $205.1 million, compared to the same period in the prior year, primarily due to revenue growth and lower traffic acquisition costs.
Contribution ex-TAC for the three months ended September 30, 2023 increased by 15% to $245.4 million, compared to the same period in the prior year, driven by growth across all segments. At constant currency, Contribution ex-TAC increased by 13%.
Net income for the three months ended September 30, 2023 increased by 2% to $6.6 million, compared to the same period in the prior year, primarily due to revenue growth.
Adjusted EBITDA for the three months ended September 30, 2023 increased by 36% to $68.4 million, compared to the same period in the prior year, primarily due to higher Contribution ex-TAC over the period and planned cost reduction actions, partially offset by incremental costs following the acquisition of Iponweb.

Cash flow from operating activities was $19.6 million for the three months ended September 30, 2023, compared to $41.6 million in the same period in the prior year, primarily due to the payment for a contingent liability on regulatory matters.

Trends, Opportunities and Challenges
We believe our performance and future success depend on several factors that present significant opportunities but also pose risks and challenges, including those referred to in Part I, Item 1A of our risk factor section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.
Develop and Scale our Commerce Media Platform
Our future growth depends upon our ability to retain and scale our existing clients and increase the usage of our Commerce Media platform as well as adding new customers. We believe that we are in a leading position in the Commerce Media space as we have unique commerce data at scale, deep integrations with retailers, a large client base, differentiated technology and a R&D powerhouse. By unifying the Commerce Media ecosystem with a multi-retailer, multi-channel, multi-format approach and providing full funnel closed loop measurement to our clients, we believe we are well positioned to capture more ad budgets and market share.

Business and Macroeconomic Conditions

Global economic and geopolitical conditions have been increasingly volatile due to factors such as the conflicts in Ukraine and the Middle East, inflation, and high interest rates. The economic uncertainty resulting from these factors has negatively impacted advertising demand, consumer behavior, and to some extent our performance.

These factors, among others, including the impact of persistent inflation, make it difficult for Criteo and our clients to accurately forecast and plan future business activities, and could cause the company's clients to reduce or delay their advertising spending or increase their cautiousness, which, in turn, could have an adverse impact on our business, financial condition and results of operations. We are monitoring these macroeconomic conditions closely and may continue to take actions in response to such conditions to the extent they adversely affect our business.
Seasonality
In the advertising industry, companies commonly experience seasonal fluctuations in revenue, as many marketers allocate the largest portion of their budgets to the third and fourth quarter of the calendar year in order to coincide with increased back-to-school and holiday purchasing. Historically, the fourth quarter has reflected our highest level of advertising activity for the year. We generally expect the subsequent first quarter to reflect lower activity levels, but this trend may be masked due to the growth of our business. In addition, historical seasonality may not be predictive of future results given the potential for changes in advertising buying patterns and consumer activity due to the potential impacts of the evolving macroeconomic and geopolitical conditions discussed above. We expect our revenue to continue to fluctuate based on seasonal factors that affect the advertising industry as a whole.
Privacy Trends and Government Regulations
We are subject to U.S. and international laws and regulations regarding privacy, data protection, digital advertising and the collection of user data. In addition, large Internet and technology companies such as Google and Apple are making their own decisions as to how to protect consumer privacy with measures resulting in signal loss, which impact the entire digital ecosystem. Google’s web browser, Chrome, announced plans to deprecate support for third-party cookies in the second half of 2024, which will follow a one-percent deprecation of third-party cookies for Chrome users globally in the first quarter of 2024. These developments could cause instability in the advertising technology industry. We have developed a multi-pronged addressability strategy to enhance our resilience post third-party identifiers.

Results of Operations for the Periods Ended September 30, 2023 and September 30, 2022 (Unaudited)
Revenue
Revenue breakdown by segment

	Three Months Ended			Nine Months Ended
	September 30, 2023	September 30, 2022	% change	September 30, 2023	September 30, 2022	% change
	(in thousands, except percentages)
Revenue as reported	$469,193	$446,921	5%	$1,383,143	$1,452,578	(5)%
Conversion impact U.S. dollar/other currencies	$(13,666)	—		$9,136	—
Revenue at constant currency	$455,527	$446,921	2%	$1,392,279	$1,452,578	(4)%

Marketing Solutions revenue as reported	385,762	387,288	—%	1,162,943	1,291,599	(10)%
Conversion impact U.S. dollar/other currencies	(12,277)	—		9,838	—
Marketing Solutions revenue at constant currency	373,485	387,288	(4)%	1,172,781	1,291,599	(9)%

Retail Media revenue as reported	49,813	41,170	21%	132,424	142,516	(7)%
Conversion impact U.S. dollar/other currencies	(845)	—		(158)	—
Retail Media revenue at constant currency	48,968	41,170	19%	132,266	142,516	(7)%

Iponweb revenue as reported	33,618	18,463	82%	87,776	18,463	NM
Conversion impact U.S. dollar/other currencies	(544)	—		(544)	—
Iponweb revenue at constant currency	33,074	18,463	79%	87,232	18,463	NM

Revenue for the three months ended September 30, 2023 increased 5%, or 2% on a constant currency basis, to $455.5 million compared to the three months ended September 30, 2022, reflecting the acquisition of Iponweb and growth in Retail Media.

In the quarter, 92% of revenue came from existing clients while 8% came from new client additions. Our number of clients was down 3% year-over-year, predominantly small business clients.

Marketing Solutions revenue was flat, or decreased (4)% on a constant currency basis, to $373.5 million for the three months ended September 30, 2023, driven by soft retail trends, partially offset by continued strength in travel.

Retail Media revenue increased 21%, or 19% on a constant currency basis, to $49.0 million for the three months ended September 30, 2023, reflecting continued strength in Retail Media onsite, in particular in the U.S. market, and growing network effects of onboarding brands and retailers to the platform. This was partially offset by the impact of recognizing revenue on a net basis for clients transitioning to the Company's platform. As a result of this transition to a full platform business, the growth of Retail Media revenue has been temporarily impacted. Reflecting the underlying economic performance, Retail Media's Contribution ex-TAC increased 31%, or 29% on a constant currency basis, for the three months ended September 30, 2023.

Iponweb revenue increased 82%, or 79% on constant currency basis, to $33.1 million for the three months ended September 30, 2023 following the closing of the acquisition on August 1, 2022.

Additionally, our $469.2 million of revenue for the three months ended September 30, 2023 was positively impacted by $13.7 million of currency fluctuations, particularly as a result of the depreciation of the Euro, Japanese Yen, British Pound, Turkish Lira, and the Brazilian Real compared to the U.S. dollar.

Revenue for the nine months ended September 30, 2023 decreased (5)%, or (4)% on a constant currency basis, to $1,392.3 million compared to the nine months ended September 30, 2022 reflecting the impact of recognizing revenue on a net basis for clients transitioning to the Company's platform in Retail Media.

In the nine months ended September 30, 2023, 91% of revenue came from existing clients while 9% came from new client additions.

Marketing Solutions revenue decreased (10)%, or (9)% on a constant currency basis, to $1,172.8 million for the nine months ended September 30, 2023, driven by anticipated signal loss impacts, the suspension of the Company's operations in Russia and soft retail trends, partially offset by continued strength in travel.

Retail Media revenue decreased (7)%, or (7)% on a constant currency basis, to $132.3 million for the nine months ended September 30, 2023, reflecting the impact of recognizing revenue on a net basis for clients transitioning to the Company's platform. As a result of this transition to a full platform business, the growth rate of Retail Media revenue has been temporarily impacted. Reflecting the underlying performance, Retail Media's Contribution ex-TAC increased 24%, or 24% on a constant currency basis, for the nine months ended September 30, 2023, driven by continued strength in Retail Media onsite, in particular in the U.S. market, and growing network effects of onboarding brands and retailers to the platform.

Iponweb revenue increased to $87.2 million on a constant currency basis for the nine months ended September 30, 2023 following the closing of the acquisition on August 1, 2022.

Additionally, our $1,383.1 million of revenue for the nine months ended September 30, 2023 was negatively impacted by $9.1 million of currency fluctuations, particularly as a result of the depreciation of the Euro, Japanese Yen, British Pound, Turkish Lira, and the Brazilian Real compared to the U.S. dollar.

Revenue breakdown by region

	Three Months Ended			Nine Months Ended
	September 30, 2023	September 30, 2022	% change	September 30, 2023	September 30, 2022	% change
	(in thousands, except percentages)
Revenue as reported	$469,193	$446,921	5%	$1,383,143	$1,452,578	(5)%
Conversion impact U.S. dollar / other currencies	$(13,665)	$—		$9,136	$—
Revenue at constant currency	$455,528	$446,921	2%	$1,392,279	$1,452,578	(4)%
Americas
Revenue as reported	213,607	201,274	6%	606,650	609,461	0%
Conversion impact U.S. dollar / other currencies	(6,757)	—		(8,315)	—
Revenue at constant currency	206,850	201,274	3%	598,335	609,461	(2)%
EMEA
Revenue as reported	164,890	150,915	9%	483,319	521,736	(7)%
Conversion impact U.S. dollar / other currencies	(9,226)	—		(25)	—
Revenue at constant currency	155,664	150,915	3%	483,294	521,736	(7)%
Asia-Pacific
Revenue as reported	90,696	94,732	(4)%	293,174	321,381	(9)%
Conversion impact U.S. dollar / other currencies	2,318	—		17,476	—
Revenue at constant currency	93,014	94,732	(2)%	310,650	321,381	(3)%
Our revenue in the Americas region increased 6%, or 3% on a constant currency basis, to $206.9 million for the three months ended September 30, 2023 compared to the three months ended September 30, 2022. This primarily reflects continued strong performance of Retail Media as the platform continues to scale with large retailers and consumer brands and continued strength in travel.
Our revenue in EMEA increased 9%, or 3% on a constant currency basis, to $155.7 million for the three months ended September 30, 2023 compared to the three months ended September 30, 2022. This primarily reflects continued traction in Retail Media.

Our revenue in the Asia-Pacific region decreased (4)%, or (2)% on a constant currency basis, to $93.0 million for the three months ended September 30, 2023 compared to the three months ended September 30, 2022, reflecting soft retail and Classified trends in the region.

Our revenue in the Americas region was flat, or decreased (2)% on a constant currency basis, to $598.3 million for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. This primarily reflects the impact of recognizing revenue on a net basis for Retail Media clients transitioning to the Company's platform, partially offset by continued strong performance of Retail Media as the platform continues to scale with large retailers and consumer brands and continued strength in travel.

Our revenue in EMEA decreased (7)%, or (7)% on a constant currency basis, to $483.3 million for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022, reflecting soft retail trends across our markets. This also reflects the impact of recognizing revenue on a net basis for Retail Media clients transitioning to the Company's platform, partially offset by continued traction in Retail Media.

Our revenue in the Asia-Pacific region decreased (9)%, or (3)% on a constant currency basis, to $310.7 million for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022, reflecting soft retail and Classified trends in the region.

Cost of Revenue

	Three Months Ended			Nine Months Ended
	September 30, 2023	September 30, 2022	% change	September 30, 2023	September 30, 2022	% change

	(in thousands, except percentages)
Traffic acquisition costs	$(223,798)	$(233,543)	(4)%	$(676,913)	$(807,758)	(16)%
Other cost of revenue	$(40,268)	$(33,771)	19%	$(119,812)	$(96,214)	25%
Total cost of revenue	$(264,066)	$(267,314)	(1)%	$(796,725)	$(903,972)	(12)%
% of revenue	(56)%	(60)%		(58)%	(62)%
Gross profit %	44%	40%		42%	38%

	Three Months Ended				Nine Months Ended
	September 30, 2023	September 30, 2022	% change	% change at Constant Currency	September 30, 2023	September 30, 2022	% change	% change at Constant Currency

	(in thousands, except percentages)
Marketing Solutions	$(222,421)	$(229,266)	(3)%	(7)%	$(673,795)	$(769,520)	(12)%	(12)%
Retail Media	$(1,377)	$(4,277)	(68)%	(70)%	$(3,118)	$(38,238)	(92)%	(92)%
Iponweb	$—	$—	—%	—%	$—	$—	—%	—%
Traffic Acquisition Costs	$(223,798)	$(233,543)	(4)%	(8)%	$(676,913)	$(807,758)	(16)%	(16)%

Cost of revenue for the three months ended September 30, 2023 decreased $(3.2) million, or (1)%, compared to the three months ended September 30, 2022. This decrease was primarily the result of a decrease of $(9.7) million, or (4)% (or (8)% on a constant currency basis) in traffic acquisition costs driven by a lower average price partially offset by an increase in volume, and an increase of $6.5 million, or 19% in other cost of revenue.

Traffic acquisition costs in Marketing Solutions decreased by (3)% (or (7)% at constant currency). This was driven by a (7)% decrease (or (10)% at constant currency) in the average cost per thousand impressions ("CPM") for inventory purchased, including lower CPMs for signal-limited environments where Criteo continues to perform, partially offset by a 4% increase in the number of impressions we purchased.

Traffic acquisition costs in Retail Media decreased by (68)% (or (70)% at constant currency), reflecting the technical and transitory impact related to the client migration to our platform because we recognize revenue on a net basis in all arrangements running on the platform.

As Iponweb reports revenues on a net basis, it has no traffic acquisition costs.

The increase in other cost of revenue included an increase in hosting costs of $4.5 million and other costs of sales of $2.3 million.

Cost of revenue for the nine months ended September 30, 2023 decreased $(107.2) million, or (12)%, compared to the nine months ended September 30, 2022. This decrease was primarily the result of a decrease of $(130.8) million, or (16)% (or (16)% on a constant currency basis) in traffic acquisition costs driven by a lower average price partially offset by an increase in volume, and an increase of $23.6 million, or 25% in other cost of revenue.

Traffic acquisition costs in Marketing Solutions decreased by (12)% (or (12)% at constant currency). This was driven by a (16)% decrease (or (16)% at constant currency) in the average cost per thousand impressions ("CPM") for inventory purchased, including lower CPMs for signal-limited environments where Criteo continues to perform, and a 4% increase in the number of impressions we purchased, reflecting our expanding relationships with existing and new publisher partners, in particular through direct connections, to support client demand for advertising campaigns.

Traffic acquisition costs in Retail Media decreased by (92)% (or (92)% at constant currency), reflecting the technical and transitory impact related to the client migration to our platform because we recognize revenue on a net basis in all arrangements running on the platform.

As Iponweb reports revenues on a net basis, it has no traffic acquisition costs.

The increase in other cost of revenue included an increase in hosting costs of $23.3 million and other cost of sales of $0.3 million.

Contribution excluding Traffic Acquisition Costs
We define Contribution excluding Traffic Acquisition Costs, "Contribution ex-TAC", as a profitability measure akin to gross profit. It is calculated by deducting traffic acquisition costs from revenue and reconciled to gross profit through the exclusion of other costs of revenue. Contribution ex-TAC is not a measure calculated in accordance with U.S. GAAP. We have included Contribution ex-TAC because it is a key measure used by our management and board of directors to evaluate operating performance, generate future operating plans and make strategic decisions. In particular, we believe that this measure can provide useful measures for period-to-period comparisons of our business. Accordingly, we believe that Contribution ex-TAC provides useful information to investors and others in understanding and evaluating our results of operations in the same manner as our management and board of directors. Our use of Contribution ex-TAC has limitations as an analytical tool, and you should not consider them in isolation or as a substitute for analysis of our financial results as reported under U.S. GAAP. Some of these limitations are: (a) other companies, including companies in our industry which have similar business arrangements, may address the impact of TAC differently; (b) other companies may report Contribution ex-TAC or similarly titled measures but calculate them differently, which reduces their usefulness as a comparative measure. Because of these and other limitations, you should consider Contribution ex-TAC alongside our other U.S. GAAP financial measures.

The below table provides a reconciliation of Contribution ex-TAC to gross profit:

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022

	(in thousands)
Gross Profit	$205,127	$179,607	$586,418	$548,606
Other Cost of Revenue	$40,268	$33,771	119,812	96,214
Contribution ex-TAC	$245,395	$213,378	$706,230	$644,820

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
The following table sets forth our revenue and Contribution ex-TAC by segment:

	Three Months Ended				Nine Months Ended
	September 30, 2023	September 30, 2022	% change	% change at Constant Currency	September 30, 2023	September 30, 2022	% change	% change at Constant Currency

	(amounts in thousands, except percentages)
Revenue
Marketing Solutions	$385,762	$387,288	—%	(4)%	$1,162,943	$1,291,599	(10)%	(9)%
Retail Media	49,813	41,170	21%	19%	132,424	142,516	(7)%	(7)%
Iponweb	33,618	18,463	82%	79%	87,776	18,463	375%	372%
Total	469,193	446,921	5%	2%	1,383,143	1,452,578	(5)%	(4)%

Contribution ex-TAC
Marketing Solutions	163,341	158,022	3%	1%	489,148	522,079	(6)%	(5)%
Retail Media	48,436	36,893	31%	29%	129,306	104,278	24%	24%
Iponweb	33,618	18,463	82%	79%	87,776	18,463	375%	372%
Total	245,395	213,378	15%	13%	706,230	644,820	10%	11%

Contribution ex-TAC increased $32.0 million, or 15% for the three months ended September 30, 2023 compared to the three months ended September 30, 2022. The increase in Contribution ex-TAC was primarily due to the growth in Retail Media and the contribution from Iponweb.

Contribution ex-TAC increased $61.4 million, or 10% for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. The increase in Contribution ex-TAC was primarily due to the growth in Retail Media and the contribution from Iponweb. This was partially offset by a decline in Marketing Solutions.

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

	Three Months Ended			Nine Months Ended
	September 30, 2023	September 30, 2022	% change	September 30, 2023	September 30, 2022	% change
	(amounts in thousands, except percentages)

Gross Profit as reported	$205,127	$179,607	14%	$586,418	$548,606	7%

Other cost of revenue as reported	(40,268)	(33,771)	19%	(119,812)	(96,214)	25%

Contribution ex-TAC as reported	245,395	213,378	15%	706,230	644,820	10%
Conversion impact U.S. dollar/other currencies	(4,858)	—		7,286	—
Contribution ex-TAC at constant currency	240,537	213,378	13%	713,516	644,820	11%
Contribution ex-TAC/Revenue as reported	52%	48%		51%	44%

Traffic acquisition costs as reported	(223,798)	(233,543)	(4)%	(676,913)	(807,758)	(16)%
Conversion impact U.S. dollar/other currencies	8,808	—		(1,850)	—
Traffic Acquisition Costs at constant currency	(214,990)	(233,543)	(8)%	(678,763)	(807,758)	(16)%

Revenue as reported	469,193	446,921	5%	1,383,143	1,452,578	(5)%
Conversion impact U.S. dollar/other currencies	(13,665)	—		9,136	—
Revenue at constant currency	$455,528	$446,921	2%	$1,392,279	$1,452,578	(4)%

Research and Development Expenses

	Three Months Ended			Nine Months Ended
	September 30, 2023	September 30, 2022	% change	September 30, 2023	September 30, 2022	% change

	(in thousands, except percentages)
Research and development expenses	$(62,522)	$(42,725)	46%	$(193,887)	$(118,248)	64%
% of revenue	(13)%	(10)%		(14)%	(8)%
Research and development expenses for the three months ended September 30, 2023, increased $19.8 million or 46% compared to the three months ended September 30, 2022. This increase mainly related to an increase in headcount-related expenses, and the amortization of Iponweb acquisition-related intangible assets.
Research and development expenses for the nine months ended September 30, 2023, increased $75.6 million or 64% compared to the nine months ended September 30, 2022. This increase mainly related to higher headcount-related costs, increase in share-based compensation expense and depreciation and amortization costs.

Sales and Operations Expenses

	Three Months Ended			Nine Months Ended
	September 30, 2023	September 30, 2022	% change	September 30, 2023	September 30, 2022	% change

	(in thousands, except percentages)
Sales and operations expenses	$(94,572)	$(90,051)	5%	$(308,325)	$(278,363)	11%
% of revenue	(20)%	(20)%		(22)%	(19)%

Sales and operations expenses for the three months ended September 30, 2023 increased $4.5 million or 5% compared to the three months ended September 30, 2022. This increase mainly related to an increase in headcount-related costs and share-based compensation expense partially offset by a decrease in marketing expense.
Sales and operations expenses for the nine months ended September 30, 2023 increased $30.0 million or 11% compared to the nine months ended September 30, 2022. This increase mainly related to an increase in headcount-related costs and share based compensation expense partially offset by a decrease in marketing expenses and depreciation and amortization expense.

General and Administrative Expenses

	Three Months Ended			Nine Months Ended
	September 30, 2023	September 30, 2022	% change	September 30, 2023	September 30, 2022	% change

	(in thousands, except percentages)
General and administrative expenses	$(36,599)	$(42,353)	(14)%	$(95,306)	$(176,361)	(46)%
% of revenue	(8)%	(9)%		(7)%	(12)%

General and administrative expenses for the three months ended September 30, 2023, decreased $(5.8) million or (14)%, compared to the three months ended September 30, 2022. The decrease mainly relates to a decrease in headcount-related costs and third-party services partially offset by an increase in share based compensation expense.
General and administrative expenses for the nine months ended September 30, 2023, decreased $(81.1) million or (46)%, compared to the nine months ended September 30, 2022. The decrease mainly relates to the partial release of the one time loss contingency on regulatory matters accounted for during the nine months ended September 30, 2022 (see Note 16), partially offset by an increase in people-related costs.

Financial and Other Income / (Expense)

	Three Months Ended			Nine Months Ended
	September 30, 2023	September 30, 2022	% change	September 30, 2023	September 30, 2022	% change

	(in thousands, except percentages)
Financial and Other Income / (Expense)	$(2,967)	$3,485	(185)%	$2,008	$23,927	(92)%
% of revenue	(1)%	1%		—%	2%
Financial and Other income (expense) for the three months ended September 30, 2023, decreased by $(6.5) million or (185)% compared to 2022. The decrease is related to the one time foreign exchange gain in 2022 and the accretion of earn out liability related to the Iponweb acquisition, partially offset by income from cash equivalents.
Financial and Other income for the nine months ended September 30, 2023, decreased by $(21.9) million or (92)% compared to 2022. The decrease is related to the one time foreign exchange gain in 2022 and the accretion of earn out liability related to the Iponweb acquisition, partially offset by other income from the disposal of non consolidated investments and income from cash equivalents.
At September 30, 2023, our exposure to foreign currency risk was centralized at Criteo S.A. and hedged using foreign currency swaps or forward purchases or sales of foreign currencies.

Provision for Income Taxes

	Three Months Ended			Nine Months Ended
	September 30, 2023	September 30, 2022	% change	September 30, 2023	September 30, 2022	% change

	(in thousands, except percentages)
Provision for income tax (expense) benefit	$(1,832)	$(1,442)	27%	$1,685	$(4,735)	(136)%
For the three months ended September 30, 2023, expense for income taxes was $(1.8) million. For the three months ended September 30, 2022, income tax expense was $(1.4) million. The three months ended September 30, 2023 provision for income taxes mainly differs from the nominal standard French rate of 25.0% due to the application of a reduced income tax rate on the majority of the technology royalties income in France and loss from operations, nondeductible equity awards compensation expense and reversal of loss of contingency on regulatory matters.
For the nine months ended September 30, 2023 benefit for income taxes was $1.7 million. For the nine months ended September 30, 2022, income tax expense was $(4.7) million. The $1.7 million benefit was driven by the loss from operations. The nine months ended September 30, 2023 provision for income taxes mainly differs from the nominal standard French rate of 25.0% due to the application of a reduced income tax rate on the majority of the technology royalties income in France and loss from operations, nondeductible equity awards compensation expense and reversal of loss of contingency on regulatory matters.

Adjusted EBITDA
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

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
	(in thousands, except percentages)
Net Income (loss)	$6,635	$6,521	$(7,407)	$(5,174)
Adjustments:
Financial (Income) expense	2,958	(3,526)	(1,692)	(23,480)
Provision for income taxes (benefit)	1,832	1,442	(1,685)	4,735
Equity awards compensation expense	24,323	21,084	78,219	42,594
Pension service costs	179	247	532	786
Depreciation and amortization expense	24,648	19,283	76,574	61,568
Acquisition-related costs	87	6,970	1,281	11,491
Net loss contingency on regulatory matters	(51)	(1,764)	(21,667)	63,920
Restructuring, integration and transformation costs	7,833	(81)	38,998	6,554
Total net adjustments	61,809	43,655	170,560	168,168
Adjusted EBITDA	$68,444	$50,176	$163,153	$162,994

The following table presents our Adjusted EBITDA on a comparative basis:

	Three Months Ended			Nine Months Ended
	September 30, 2023	September 30, 2022	% change	September 30, 2023	September 30, 2022	% change

	(in thousands, except percentages)
Adjusted EBITDA	$68,444	$50,176	36%	$163,153	$162,994	0%

Adjusted EBITDA increased $18.3 million, or 36% for the three months ended September 30, 2023 compared to the three months ended September 30, 2022, primarily due to higher Contribution ex-TAC over the period and planned cost reduction actions, partially offset by incremental costs following the acquisition of Iponweb.

Adjusted EBITDA increased $0.2 million, or 0.1% for the nine months ended September 30, 2023 compared to the three months ended September 30, 2022, primarily due to higher Contribution ex-TAC over the period and planned cost reduction actions, offset by incremental costs following the acquisition of Iponweb.

Liquidity and Capital Resources
Our cash and cash equivalents and restricted cash at September 30, 2023 were held for working capital and general corporate purposes, which could include acquisitions, and amounted to $269.9 million as of September 30, 2023. The $(178.3) million decrease in cash and cash equivalents, and restricted cash compared with December 31, 2022 primarily resulted from a decrease of $(104.2) million in cash used for investing activities and by $(124.9) million in cash used for financing activities over the period, partially offset by an increase of $62.9 million in cash from operating activities. Our policy is to invest any cash in excess of our immediate requirements in investments designed to preserve the principal balance and provide liquidity. Accordingly, our cash and cash equivalents are invested primarily in demand deposit accounts that are currently providing only a minimal return.
As disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, on September 27, 2022, the Company entered into a new five year Revolving Credit Facility (the "RCF") that allows immediate access to an additional €407.0 million ($431.2 million) of liquidity, which, combined with our cash position, marketable securities and treasury shares as of September 30, 2023, provides total liquidity above $747 million. Overall, we believe that our current financial liquidity, combined with our expected cash-flow generation in 2023, enables financial flexibility.

Share buy-back programs
In December 2021, we completed a $100 million share repurchase program. In 2022, we completed an additional $136 million share repurchase. For the nine months ended September 30, 2023, we have acquired $103.4 million of shares through our on-going share repurchase program.
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

Operating and Capital Expenditure Requirements
For the nine months ended September 30, 2023 and 2022, our capital expenditures were $94.6 million and $41.3 million, respectively. During the nine months ended September 30, 2023, these capital expenditures were mainly comprised of acquisition of data center and server equipment, and software development costs. We expect our capital expenditures to remain at around 5% of revenue for 2023, as we plan to continue to build, reshape and maintain additional data center equipment capacity in all regions and we increase our investments to further develop our Commerce Media Platform.
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

Historical Cash Flows
The following table sets forth our cash flows for the three month period ended September 30, 2023 and September 30, 2022:

	Nine Months Ended
	September 30, 2023	September 30, 2022

	(in thousands)
Cash (used for) from operating activities	$62,906	$130,530
Cash (used for) from investing activities	$(104,199)	$(133,724)
Cash (used for) from financing activities	$(124,858)	$(36,196)

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
For the nine months ended September 30, 2023, net cash provided by operating activities mostly consisted of net income adjusted for certain non-cash and non-operating items, such as amortization and provision expense of $56.3 million, and equity awards compensation expense of $76.4 million, partially offset by $(43.3) million payment of a contingent liability for regulatory matters, and $27.6 million of changes in working capital. The decrease in cash flows from operating activities during the nine months ended September 30, 2023, compared to the same period in 2022, was primarily due to the payment of a contingent liability on regulatory matters.
Investing Activities
Our investing activities to date have consisted primarily of the consideration paid to acquire the Iponweb business and purchases of servers and other data-center equipment. For the nine months ended September 30, 2023, net cash used for investing activities was $(104.2) million and primarily consisted of a $(94.6) million change in capital expenditures mainly comprised of purchases of servers and other data-center equipment and capitalized software development costs, a $(12.3) million change from the maturity of investments in Marketable Securities and a $(6.9) million payment for business acquisition, partially offset by $9.6 million proceeds from the sale of a non consolidated investment.

The decrease in cash used in investing activities during the nine months ended September 30, 2023, compared to the same period in 2022, was mostly due to the proceeds from the sale of a non consolidated investment and new investments in marketable securities.
Financing Activities
For the nine months ended September 30, 2023, net cash used for financing activities was $(124.9) million, resulting mainly from a $(103.4) million payment for our share repurchase program, a $(22.0) million payout of the current portion of the earn-out liability resulting from the Iponweb Acquisition, partially offset by $1.9 million of proceeds from capital increase following the exercises of stock options. The increase in cash used for financing activities during the nine months ended September 30, 2023, compared to the same period in 2022, was mostly due to our share repurchase program and the payout of the current portion of the earn-out liability resulting from the Iponweb Acquisition.

Critical Accounting Policies and Estimates

There have been no material changes to our critical accounting policies and estimates from the information provided in Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations," included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

Recently Issued Pronouncements

See "Recently Issued Accounting Standards" under Note 1, "Summary of Significant Accounting Policies," of the Notes to Unaudited Condensed Consolidated Financial Statements for a discussion of certain accounting standards that have been issued during 2023.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market Risk

We are mainly exposed to foreign currency exchange rate fluctuations. There have been no material changes to our exposure to market risk during the nine months ended September 30, 2023.

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
A hypothetical 10% increase or decrease of the Pound Sterling, the Euro, the Japanese yen or the Brazilian real against the U.S. dollar would have impacted the Condensed Consolidated Statements of Income as follows:

	Nine Months Ended
	September 30, 2023		September 30, 2022

	(in thousands)
GBP/USD	+10%	-10%	+10%	-10%
Net income (loss) impact	$(244)	$244	$(331)	$331

	Nine Months Ended
	September 30, 2023		September 30, 2022

	(in thousands)
BRL/USD	+10%	-10%	+10%	-10%
Net income (loss) impact	$126	$(126)	$37	$(37)

	Nine Months Ended
	September 30, 2023		September 30, 2022

	(in thousands)
JPY/USD	+10%	-10%	+10%	-10%
Net income (loss) impact	$832	$(832)	$1,649	$(1,649)

	Nine Months Ended
	September 30, 2023		September 30, 2022

	(in thousands)
EUR/USD	+10%	-10%	+10%	-10%
Net income (loss) impact	$(3,636)	$3,636	$(1,968)	$1,968

Credit Risk and Trade receivables
For a description of our trade receivables, please see "Note 6. Trade Receivables" in the Notes to the Consolidated Financial Statements.

Item 4. Controls and Procedures
Disclosure Controls and Procedures
Based on their evaluation as of September 30, 2023, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective to provide reasonable assurance that (i) the information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and (ii) such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
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
Item 1A. Risk Factors.

You should carefully consider the risks described under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022 and in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2023. These risks and uncertainties are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, also may become important factors that affect us. If any such risks materialize, our business, financial condition and results of operations could be materially harmed and the trading price of our American Depositary Shares could decline. These risks are not exclusive and additional risks and uncertainties that we are unaware of, or that we currently believe are not material, also may become important factors that affect us. There have been no material changes to the Risk Factors described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 and in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2023.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities.

Purchases of Equity Securities by the issuer and Affiliated Purchasers
The following table provides certain information with respect to our purchases of our ADSs during the third fiscal quarter of 2023:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs(1)
July 1 to 31, 2023	238,432	$33.59	238,432	$161,410,380
August 1 to 31, 2023	288,108	$28.43	288,108	152,765,607
September 1 to 30, 2023	408,774	$28.88	408,774	140,934,404
Total	935,314		935,314	—
(1) In October 2021, the board of directors approved an extension of the long-term share repurchase program of up to $175 million of the Company's outstanding American Depositary Shares, and in December 2022, the board of directors further extended this long-term share repurchase program to a total of $480 million.
(2) Average price paid per share excludes any broker commissions paid.

Item 5. Other Information
Trading Plans

During the three months ended September 30, 2023, no directors or Section 16 officers of the Company adopted or terminated any Rule 10b5-1 trading arrangement or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408 of Regulation S-K.

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

CRITEO S.A.
(Registrant)

	By:	/s/ Sarah Glickman
Date: November 2, 2023	Name:	Sarah Glickman
	Title:	Chief Financial Officer
(Principal financial officer and duly authorized signatory)