Form 10-K
period 2023-12-31
Criteo S.A.
filed 2024-02-23
CIK 1576427

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
          The aggregate market value of voting stock held by non-affiliates of the registrant as of the last business day of the registrant's most recently completed second fiscal quarter was $2,137 million, based on the closing sale price of the American Depositary Shares as reported by the Nasdaq Global Select Market on June 30, 2023. Ordinary shares, nominal value €0.025 per share, held by each officer and director and by each person who owns or may be deemed to own 10% or more of the outstanding ordinary shares have been excluded since such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
          As of February 16, 2024, the registrant had 55,227,016 ordinary shares, nominal value €0.025 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates certain information by reference from the registrant’s proxy statement for the 2024 Annual Meeting of Shareholders. Such proxy statement will be filed no later than 120 days after the close of the registrant’s fiscal year ended December 31, 2023.

CRITEO S.A.
ANNUAL REPORT ON FORM 10-K
For The Fiscal Year Ended December 31, 2023

General
Except where the context otherwise requires, all references in this Annual Report on Form 10-K ("Form 10-K") to the "Company," "Criteo," "we," "us," "our" or similar words or phrases are to Criteo S.A. and its subsidiaries, taken together. In this Form 10-K, references to "$" and "US$" are to United States dollars. Our audited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, or U.S. GAAP. Unless otherwise indicated, the statistical and financial data contained in this Form 10-K are presented as of December 31, 2023.
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
•The failure by Criteo AI Engine to accurately predict engagement by users and maintain the quality of our client and publisher content could result in significant costs to us, lost revenue and diminished business opportunities.
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
•Our international operations and expansion expose us to several risks.
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

•We do not currently intend to pay dividends on our securities and, consequently, the ability to achieve a return on your investment will depend on appreciation in the price of the ADSs. In addition, French law may limit the amount of dividends we are able to distribute.
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
•In periods of macroeconomic and geopolitical uncertainty beyond our control, businesses may delay or reduce their spending on advertising, which may expose us to the credit risk of some of our clients and adversely affect our business, financial condition, results of operations and/or cash flows.
•If we fail to maintain an effective system of internal controls, we may be unable to accurately report our financial results or prevent fraud, and investor confidence and the market price of the ADSs may, therefore, be adversely impacted.
•Our failure to maintain certain tax regimes applicable to French technology companies may adversely affect our results of operations.
•We are a multinational organization facing increasingly complex tax issues in many jurisdictions, and new taxes or laws, or revised interpretations thereof, that may negatively affect our results of operations.
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
Business Overview
We are the global Commerce Media company that enables marketers and media owners to drive better commerce outcomes. We leverage commerce data and artificial intelligence ("AI") to connect ecommerce, digital marketing and media monetization to reach consumers throughout their shopping journey. Our vision is to bring richer experiences to every consumer by supporting a fair and open internet that enables discovery, innovation, and choice – powered by trusted and impactful advertising. Since 2018, and accelerating since 2020, we have deeply transformed the Company from a single-product to a multi-solution platform provider, diversifying our business.
We enable brands', retailers' and media owners’ growth by providing best-in-class marketing and monetization services and infrastructure on the open Internet, driving approximately $29 billion of commerce outcomes for our customers – in the form of product sales for retailers, brands and marketers and advertising revenues for media owners. We differentiate ourselves by delivering the best performing commerce audiences at scale and we deliver this value by activating commerce data in a privacy-by-design way through proprietary AI technology to reach and engage consumers in real time with highly relevant digital advertisements ("ads") based on shared characteristics across all stages of the consumer journey. Our data offers deep insights into consumer intent and purchasing habits.

Our focus is on commerce media. As of December 31, 2023, we served approximately 18,000 clients including many of the largest and most sophisticated consumer brands, retailers, commerce companies and media owners in the world. We partner with them to capture user activity on their websites and mobile applications ("apps"), which we define as digital properties, and leverage that data to deliver superior ad performance to help marketers, brands and agencies reach their campaign objectives from top to bottom of the marketing funnel. This includes powering the retail media ecosystem as we enable brands to reach shoppers with relevant ads near the digital point of sale on retailer and marketplace websites while enabling retailers to monetize their ad inventory and add a new, high margin revenue stream. In each of the last three years, our average client retention rate, as measured on a quarterly basis, was approximately 90%.

Demonstrating the depth and scale of our commerce data, we have exposure to $1 trillion in online sales transactions on our clients' digital properties in the year ended December 31, 2023. Based on this data and other assets, we activated over $4 billion of media spend on behalf of our clients and delivered 1.9 trillion targeted ads in the year ended December 31, 2023.

We have established our leading market position in commerce media by focusing on three key assets that differentiate us: actionable commerce data, extensive media access, and world-class predictive AI technology. Our large dataset is uniquely focused on commerce and shoppers, our media access across our broad direct network of media owner partners provides large consumer reach as we see approximately 700 million daily active users, and our purpose-built AI technology activates this data and media to drive multiple commerce outcomes for our customers.

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

Industry Trends

We operate in commerce media, the fourth wave in digital advertising after display, search and social, leveraging our performance assets along with our Retail Media expertise to deliver impactful ads and reach consumers throughout their shopping journey, when they are the most willing to purchase.
We believe the following trends are relevant in assessing our current and future business:
Ecommerce is Booming: According to eMarketer, global retail ecommerce penetration is expected to grow to 23% in 2027, up from 19% in 2023. Ecommerce growth creates more advertising inventory in places where commerce audiences are, and it increases our ability to attract more ad spend. We are ideally positioned to complement Amazon and enable brands, agencies and retailers to activate commerce beyond Amazon, an opportunity which represents approximately 73% of consumers' online shopping1.
First-Party Data Unlocks Huge Potential: Retailers leverage their shoppers’ first-party data to drive advertising revenue. They are creating media experiences around their content assets utilizing their first-party data to curate and monetize their audiences. First-party data is also increasingly valuable in the absence of third-party identifiers.
Budgets Shift to Retail Media: Retail Media budgets come from shopper and trade marketing budgets. Brands are taking advantage of this surge in ecommerce and accelerating the shift of their trade marketing budgets to online to address consumers at the digital point of sales, recreating in-store experiences on digital shelves. Retail Media budgets also include performance marketing dollars, and full-funnel Retail Media strategies attract brand marketing budgets as well.
Brands, Retailers and Publishers Increasingly Depend on AdTech Partners: Changes in online identity make the environment more complex for both marketers and media owners around addressability and measurement. These changes require brands and retailers to better leverage AdTech providers to solve these problems and continue to drive performance for them. The ability for media owners, retailers, brands and agencies to identify users, create and monetize commerce audiences, and drive sales and customer loyalty, today relies on having the right technology partner, able to activate the right data in an efficient way and measure the results in a transparent way across channels.

Addressable Market
Starting with Retail Media, we estimate that our serviceable available market (excluding Amazon and China), or SAM, will reach $42 billion in advertising spend by 2025. We also estimate that our serviceable available market for the broader Commerce Media opportunity is expected to reach $110 billion in advertising spend by 2025.
When including Amazon and China, the Total Addressable Market, or TAM, for Commerce Media is expected to reach $290 billion in advertising spend by 2025.2

Criteo's Transformation and the Commerce Media Platform
Since 2018, and accelerating since 2020, Criteo has deeply transformed itself and is now a multi-solution Commerce Media platform provider.
The Criteo Commerce Media Platform is the only unified platform that directly connects advertisers with retailers and publishers on the open internet. We offer marketer and media owner clients a single platform for first-party data-based marketing and monetization, that provides a holistic suite of solutions, powered by AI technology and activates the world’s largest set of commerce data.

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
1 Source: eMarketer
2 Source: McKinsey, Magna Global, eMarketer, GroupM

Our Solutions

On the demand side, our goal is to maximize returns for advertisers by delivering impactful advertising to the right consumer across the entire shopping journey:
•Commerce Max is a Commerce self-service Demand Side Platform (“DSP”) used by brands, agencies and retailers, enabling media planning and buying on retailer and open internet inventories, all with closed-loop product-level conversion measurement.
•Commerce Growth is a powerful, self-service performance marketing tool used by Direct-to-Consumer brands and their agencies to acquire and retain customers.

On the supply side, we enable media owners to earn more revenue by enriching and activating their first-party data and inventory:
•Commerce Yield is a suite of monetization solutions giving retailers and marketplaces full control to achieve maximum monetization of their digital assets through inventory and data management, packaging, and in-depth insights.
•Commerce Grid is a Commerce Supply Side Platform ("SSP") for media owners and access from agencies through the DSP of their choice.

Our Segments

Criteo reports its business results as three operating and reportable segments: Marketing Solutions, Retail Media and Iponweb.

Marketing Solutions are available through Commerce Growth to help advertisers achieve their customer acquisition and retention goals.

Examples of potential business outcomes driven by Criteo Marketing Solutions include:
•Discovery: creating and building brand awareness for a client's existing or new product or service, by targeting relevant high-quality consumer audiences showing intent for that particular product or service and reaching these audiences, for example, through online video ads and through Connected TV channels;
•Choice: driving visits from new prospects on the website of our clients, or driving installations of our clients' apps by new consumers, by engaging such commerce audiences online (either on the web, in apps or on connected TV), with personalized ads offering products or services tailored to their predicted interest;
•Purchase: driving sales for commerce clients by engaging consumers online, with personalized ads offering products or services for which they have already expressed shopping intent; or driving more sales from existing customers of our commerce clients, by accurately targeting and re-engaging these existing customers online with personalized ads offering new products or services that they have not yet purchased nor been exposed to.

Our clients have access to an integrated self-service client interface that reduces unnecessary complexity and cost associated with manual processes of having to use multiple DSPs and sources of inventory supply.

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

In Marketing Solutions, our Commerce Audiences solutions are focused on attracting more customers for our marketer clients and growing their existing customer relationships, leveraging our AI engine to engage commerce audiences with the right ad for each opportunity:
•Increase awareness and interest in a brand, product, or services;
•Attract new consumers to an online and/or offline store;
•Generate leads from consumers who are in market for a brand, product or services;
•Get more shoppers and grow sales on an online and/or offline store; and
•Encourage consumers who purchased in the past to make additional purchases.

For Criteo Marketing Solutions, we typically purchase inventory programmatically on a CPM basis from our direct publisher partners and Real-Time Bidding (RTB) platforms, through standard terms and conditions for the purchase of advertising inventory. This means that inventory purchased for Criteo Marketing Solutions is paid to the publisher irrespective of whether the user engages, in whatever form, with the advertisement delivered on that publisher's digital property. Pursuant to such arrangements, we purchase impressions for users that Criteo recognizes on these publishers' digital properties.

Retail Media assists retailers in generating high-margin advertising revenues from brands and agencies looking to address multiple marketing goals with strong ROAS, and to drive sales for themselves, by monetizing their audiences through personalized ads, either on their own digital store (also called "onsite") or on media owner properties on the open Internet (also called "offsite").

Examples of expected business outcomes driven by Criteo Retail Media include:
•Generating advertising revenue for retailers on their online store, by providing retailers with self-service access to our technology platform for them to monetize their ad inventory, commerce data, traffic and audiences directly with consumer brands across various marketing goals;
•Driving sales for consumer brand clients on the site of retailer partners, by connecting consumer brands and retailers and engaging consumers on the retailer's digital property with personalized ads offering specific brand products available on the retailer's digital store and for which consumers have expressed interest; and
•Driving sales for consumer brand clients on the site of retailer partners, by connecting consumer brands and retailers and engaging consumers outside of the retailer property on the open Internet with personalized ads offering specific brand products available on the retailer's digital store and for which consumers have expressed interest.

Our retailer and brand customers respectively manage their Retail Media revenues and budgets using a self-service interface. We charge retailers a negotiated supply-side platform fee and sometimes a technology or licensing fee, while brands pay us a negotiated demand-side platform fee. In addition, we may charge brands a managed-service fee and other fees for accessing additional insights.

On the supply side of Retail media, Criteo's retailer monetization solution suite, Commerce Yield, provides retailers, marketplaces and commerce companies with a complete media tool set. Commerce Yield combines Criteo's former Retail Media Platform with several solutions derived from recent strategic acquisitions, including:
•Commerce Yield Marketplace: We help monetization officers integrate marketplace tactics and formats.
•Commerce Yield In-Store: Our in-store monetization technology provides advertisers access to a wide range of offline inventory.
•Commerce Yield Insights: Our cutting-edge suite of insight and data tools provides digital-shelf insights to support enterprise-level retail media buys.

On the demand side of Retail Media, Criteo’s self-service demand-side platform (DSP), Commerce Max, gives brands and agencies a single point of entry to Retail Media inventory onsite and across premium publishers offsite.
•Brands and agencies across the globe can use Commerce Max to access data and inventory across multiple retailers and marketplaces, finding valuable audiences on these sites and extending these audiences offsite.
•This is underpinned by closed-loop measurement, enabling brands and agencies to quickly and efficiently determine the effectiveness of campaigns and optimize accordingly.

Criteo’s supply-side platform (SSP), Commerce Grid, brings additional monetization opportunities. It allows retailers to curate their first party audiences and make them available for access through all DSPs.

Iponweb specializes in building real-time advertising technology and trading infrastructure, delivering advanced media buying, selling, and packaging capabilities for media owners, agencies, performance advertisers, and third-party AdTech platforms. It mainly includes:
•Criteo's commerce supply-side platform (SSP), Commerce Grid, which is purpose-built for agencies and publishers looking to efficiently connect media and commerce with programmatic.
•Criteo’s commerce services which provide platform customization for our most strategic enterprise and agency clients, and the BidSwitch media trading marketplace, connecting 140 demand and 130 supply partners, to broaden the distribution of commerce audiences on the open Internet.

For additional information regarding our segments, refer to Note 3, Segment information, in the Consolidated Financial Statements in this Form 10-K.

Our Competitive Strengths

Criteo First-Party Media Network

Our First-Party Media Network is a key pillar of our addressability strategy and represents the combination of our unique data and media assets. It is the powerful combination of our network of direct relationships with media owners, including retailers, together with our Buyer Index dataset focused on commerce and shoppers that powers Criteo's First-Party Media Network.

Our First-Party Media Network enables consented data to interoperate across marketers and, media owners to engage addressable consumers on a one-to-one basis. It also acts as our Truth set to predict how commerce audiences behave and how ads will perform and convert in the same way. We believe that the amount of addressability data we operate in environments that are deprived of third-party signals will allow us to remain effective at private, safe consumer engagement, to drive the best outcomes for our clients and to capture increasingly more advertising budgets.

Our First-Party Media Network won the 2021 Digiday Media Award for best first-party strategy.

Our Data assets: our first-party data-based Buyer Index

Our data assets include privacy-safe insights derived from our clients' proprietary commerce data about their own consumers, such as transaction activity on their digital properties, giving us exposure to over $1 trillion in online sales on a combined basis in 2023, representing approximately 35% of the global retail ecommerce sales excluding China3, or $2.7 billion worth of transactions per day on average.

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

Our high quality first-party data assets help fuel the accuracy of our algorithms, which improve with the increasing quantity and quality of the data we obtain from our marketer and media owner customers and partners, as well as insights gained through our own extensive operational history. The combination of marketer data, media owner data and proprietary metadata gives us powerful insights into consumer purchasing habits that we use to price media inventory and create relevant ads to drive user engagement and impactful commerce outcomes for our clients. In addition, we seek to use as much relevant information as possible about the context and intent of a given user, collected from customers and media owner partners, to further refine our prediction accuracy.

We believe our access to first-party commerce data validates the trust that our clients place in us and differentiates us. Most of our clients typically provide real-time access to the products or services a visitor has viewed, researched, added to their shopping cart, or bought from them, and continuously receive updated information on over 4.2 billion products or services across 3,700 product categories, including pricing, images and descriptions. Many of our clients also provide us with their customers' purchase history data in formats that preserve privacy.

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

The Criteo Buyer Index is comprised of the following data collectives:

•The Identity Graph allows us to match user identifiers provided by clients and publishers across devices and environments, both online and offline. Our algorithms link user identifiers together when they are deemed to belong to the same user. Examples of user identifiers include: hashed customer logins and hashed emails, first-party and third-party cookies, app identifiers, in addition to linkages such as LiveRamp's RampID. The graph has billions of identifiers, which we believe cover approximately 700 million unique Daily Active Users globally, for whom we collect commerce data in real time. In addition, the Identity Graph allows us to leverage offline CRM data of our clients' physical stores to match it with online user profiles, based on their offline shopping history.

•The Interest Map collects and organizes consumer intent and purchasing data across our network of commerce clients to build a comprehensive and accurate non-identifying shopper profile for all consumers on whom we have collected data. Our Interest Map applications include the Universal Catalog, which provides category and/or brand enrichment, as well as a unified view of the 4.2 billion products SKUs, across 3,700 product categories, available across the combined catalogs of our 18,000 commerce clients2. Every day, we have exposure to data on close to $3 billion in online sales on average through 82 million buyer journeys. We seek our clients' permission to use their data.

The design and governance of Criteo’s Buyer Index are based on strict and differentiated guiding principles.
We prioritize openness by facilitating a reciprocal data exchange with our marketer and media owner clients. All contributing parties benefit from the shared dataset through our Commerce Media Platform, gaining access to cross-device user IDs and relevant Key Performance Indicators, enhancing their advertising optimization. Transparency is upheld through clear and permission-based data sharing within our data pools, ensuring mutual benefits for all participants. We maintain high levels of data security and user privacy standards for the data we handle.
3 Source: eMarketer

Our data collectives are designed to ensure fairness, ensuring that the value gained by each participant surpasses their individual contribution, irrespective of size.
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
Our publisher relationships can give us privileged access to first-party publisher data which allow us to bid on impressions without using third-party cookies or other third-party identifiers.
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
AI at Scale
AI is core to continuously optimizing the performance of our solutions in ways that deliver effective advertising and highly personalized experiences to consumers. AI is also key to driving operational efficiency across our business.
The Criteo AI Lab
The Criteo AI Lab was established in 2018 and is pioneering AI innovation with 140 engineers and researchers who closely collaborate to deploy AI at scale through the Criteo AI Engine, and advance new AI technologies. The Criteo AI Lab is recognized as a center of scientific excellence for its research on Deep Learning, Generative AI, Game theory AI, Information Retrieval and Privacy Preserving Machine Learning.

The Criteo AI Engine
The Criteo AI Engine is our software and hardware highly scalable AI infrastructure. It leverages the Buyer Index, with the goal of maximizing consumer engagement to drive impactful business outcomes for clients through the delivery of highly relevant and personalized ads in real time. A wide variety of machine learning and deep models power the Criteo AI Engine to optimize each and every touch point on the advertising journey, all the way from media planning to shopper conversion.
Lookalikes finder algorithms create and activate audiences built out of shopping insights derived from Criteo unique shopper data. This set of algorithms typically supports Commerce Audiences campaigns to drive new prospects to consider brands, products or services with which they have not yet engaged in the past.
Recommendation algorithms build on top of our cutting-edge Deep KNN (Deep K-Nearest Neighbour) technology, and determine the specific products or services to include in the ad, based on shopper past interactions, or those shopper lookalikes. Deep KNN is Criteo's proprietary Vector Database technology that processes billions of products from our client product feeds.
Dynamic Creative Optimization+ (DCO+) algorithms optimize banners layout in real time, on a per impression, per user basis. Our patented Dynamic Creative Optimization+ technology offers unlimited personalization, with up to 17 trillion visual ad variations, without the need to define ad sizes or layouts upfront, while always maintaining the consistency of our clients' brand image.
Predictive bidding algorithms compute the fair price for each potential ad to show. It does so by predicting a user’s engagement with a given ad, while optimizing toward client campaign objectives. User engagement may range from site visits, clicks, conversions, shopping basket value, specific product categories purchased, or even the gross margin of the purchased product or service that our client generates from such purchase.
Sponsored Product placement algorithms combine recommendation and predictive bidding algorithms to determine which sponsored products to show on our Retail Media client search result pages, in response to a user’s search queries.
Our robust software infrastructure allows us to operate seamlessly at a large scale through our network of approximately 39,000 servers as of the end of 2023. The architecture and processing capabilities of this technology have been designed to match the massive computational needs and complexity of our algorithms in real time. This technology enables data synchronization, storage and analysis across a large-scale distributed computing infrastructure in multiple geographies, as well as fast data collection and retrieval using multi-layered caching infrastructure.
Our Experimentation platform enables our Research & Development team to continuously tune our Criteo AI Engine via experimentation and A/B tests. For example, in 2023, we performed about 1,250 online A/B tests and over 100,000 offline experiments and tests. We use an online/offline testing platform to improve the capabilities and effectiveness of our prediction models by measuring the correlation of specific parameters with user engagement, usually measured by consumer visits, clicks and conversions, typically in the form of sales.
Privacy-by-design approach. We have long established and adopted Privacy-by-design as a central element of our technology and product design and development cycles, with a strong commitment to ensuring best practices in privacy, security and safety for consumers and our marketer and media owner customers. Since 2013, we have had a designated Data Privacy Officer along with a team of privacy experts. These experts are part of our R&D and Product organizations, and consider all facets of user privacy for the design of any new technology, solution or feature of the Commerce Media Platform. They also perform ongoing Privacy Impact Assessments to monitor potential risks during the product lifecycle and proactively mitigate those risks. The Data Privacy team delivers company-wide privacy training, enforces our privacy policies and is integral to ensuring that we build the best solutions and services. We regularly review and document our internal privacy policies, amend existing policies as necessary and enforce these policies with our clients, media owner partners and vendors.

Retail Media.
Our Retail Media value proposition is unique in the market today. Our offering empowers brands and agencies to find valuable audiences on retailer sites using on-site sponsored and display ads but also extend these audiences off-site, across open internet inventory with unified reporting and closed-loop measurement, including product-level sales attribution. We enable brands, agencies, and multiple retailers to buy and sell retail media using a common platform, thus benefiting from meaningful network effects due to our unique position as the technology supporting a multi-retailer ecosystem, whereas most competitors in the retail media space focus on supporting siloed retailer walled gardens. Brands and their agencies use our platform to access unique inventory at meaningful scale, and retailers get access to brand marketing budgets at a scale they would not be able to access on their own. This creates a network effect where the value for clients only increases as more brand and retailer participants join the ecosystem. In addition, our deep technical integrations with retailers make us instrumental to their digital success and enable us to offer preferred or exclusive inventory to brands and agencies, as well as a superior shopper experience to consumers. We require multi-year commitments and product ads exclusivity as part of our standard retailer services agreements.
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
Scaled Global Presence. We do business in 109 countries and have a direct operating presence through 29 offices in 17 countries. We have achieved this global presence by replicating and scaling our effective business model across all geographic markets. Large businesses are increasingly seeking global advertising partners able to provide comprehensive offerings that are effective across multiple geographies. We believe we can meet this demand by leveraging our scalable AI technology and global network of relationships and are well positioned to serve our clients in virtually every market in which they seek to drive trusted, impactful and measurable business results and commerce outcomes.

Strong Financial Model. Our profitable, cash-generative financial model allows us to invest for growth while maintaining healthy profitability. Our company has a sustainable, robust profitability margin. In addition, we manage our expense base in a disciplined way, and we have a clear plan to drive operating leverage from scaling and transitioning to more self-service solutions over time, as well as optimizing our business processes.

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
As part of our transformation, we intend to continue to leverage our existing assets to diversify and strengthen our business outside of retargeting, continue to build and expand our suite of fast-growing new solutions in Commerce Media, and build further competitive moats around our core assets.

In fiscal year 2023, new solutions represented more than half of our total business. We are investing in the growth of these new solutions and expect them to represent more than 50% of our overall business in 2024.
We continue to invest in building the world’s leading Commerce Media Ecosystem with notable wins and valuable expansions across our partner network. Our ecosystem is a critical part of Criteo’s moat and the unique value we provide to clients.
•E-Commerce Platforms – Criteo became the first open web marketing platform available to merchants using Shopify Audiences to activate their high intent audiences alongside other major advertising platforms like Meta, Google, Pinterest, Snap, and TikTok.
•Strategics – We have been working to extend Criteo’s integrations with major platforms, beyond Shopify, and in Q4 launched our first series of Criteo audiences available in Google’s DV360 buying platform.
•1st party Data – We drove significant scale in receiving first-party customer records from clients with major CDP partners like Adobe, Klaviyo, Amperity as well as extending our partnership with data specialists like LiveRamp and Oracle.
•Measurement & Verification – Criteo is the first platform to make Integral Ad Science’s measurement technology available seamlessly to all retailers globally, supporting increased monetization from brands that rely on this standard being available.
•Innovation – We signed a new integration to deliver in-store media with leading digital screen provider SES-Imagotag.
•Addressability – We added four new data partnerships to our Commerce Grid supply-side platform including AirGrid by MiQ, Anonymized and Oracle’s Blue Kai data, which will provide our supply-side curation business with additional dimensions for creating deals leverage by partners such as Dentsu UK. All of the partners provide solutions that are protected from the upcoming changes related to access to third-party cookies in Chrome.
•API Accessibility – We have the largest global independent API program and expanded to 13 partners including SaaS providers, in house agency technology, and in house brand direct technology, such as Skai and Flywheel. We provide our retailers and brand clients the ability to utilize their platform of choice to drive the greatest outcomes for their business. We also continue to expand our partnerships into more regional markets including EMEA and APAC.

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

Drive Technology and Operations Excellence. We intend to continue to invest in growing our business, while driving productivity and efficiency gains through organization simplification and operational excellence across the company and maintaining healthy profitability. We believe these investments will feed the long-term sustainable growth of Criteo. Driving operational excellence through the company to self-fund for our investments involves increasing automation and the scalability of our operations. We also leverage cutting-edge technology to streamline processes and enhance operational efficiency
Infrastructure

Our ability to execute depends on our highly sophisticated global technology software and hardware infrastructure. As of December 31, 2023, we manage our global infrastructure of servers through a global network of data centers. Our global infrastructure is divided into three geographic areas: Americas, Asia-Pacific and EMEA, and our services are delivered through one or more data centers that support each particular area. Within large areas, the data centers are strategically placed to be close to our clients, publishers and users.
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

As part of our growth strategy, some of our products rely on major public cloud providers. Performance, response time and reach are driving how we manage cloud capacity.

We use multiple-layered security controls to protect Criteo AI Engine and our data assets, including hardware- and software-based access controls for our source code and production systems, segregated networks for different components of our production systems and centralized production systems management.
Our Clients

On the demand side for commerce media activation, our diversified client base consists of more than 2,600 established brands and agencies, and more than 15,400 performance marketers, primarily in the retail, travel and classifieds verticals, and including some of the largest and most sophisticated commerce companies in the world.

On the supply side for commerce media monetization, we power the Retail Media Networks of approximately 220 retailers, as media owners. We also partner with approximately 75% of the top 100 ComScore publishers in our largest markets.

As of December 31, 2023, we had a total of approximately 18,000 clients.4 In 2023, approximately 49% of our client relationships were held directly with the client and the remaining 51% with advertising agencies or other third-parties on the Criteo Marketing Solutions side of the business, whereas 30% of our Criteo Retail Media revenue comes from agencies.

In 2023 and 2022, our largest client represented 2.1%, and 1.9% of our revenue, respectively, and in 2023 and 2022, our largest 10 clients represented 12.3% and 9.8% of our revenue in the aggregate, respectively.

There is no group of clients under common control or clients that are affiliates of each other constituting an aggregate amount equal to 10% or more of our consolidated revenues, the loss of which would have a material adverse effect on Criteo.

Our clients are serviced through a combination of direct and indirect approaches, including through brand agencies for large clients, and performance agencies and resellers for midmarket clients.
Research and Development

We invest substantial resources in research and development to maintain our leading position in Commerce Media. Aside from the walled garden platforms, we have one of the largest R&D teams in the AdTech industry and our Criteo AI Lab pioneering innovations in computational advertising. Our engineering group is primarily located in research and development centers in France, Germany, Cyprus, Armenia, Canada and in the U.S. We expect to continue to expand our technological capabilities in the future and to invest significantly in continued research and development and new solutions. We had 1,021 employees primarily engaged in Research and Development and Product as of December 31, 2023. Research and development expenses, including expenses related to the Product group, totaled $242.3 million, $187.6 million and $151.8 million for 2023, 2022 and 2021, respectively.
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
4 In the first quarter of 2023, we streamlined our client count methodology which is now based on unique billing accounts while the previous methodology included clients from whom Criteo has received a signed contract or an insertion order during the previous 12 months. The new methodology led to the consolidation of some clients accounts but does not change the underlying activity or the overall trends.

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
As of December 31, 2023, we held 30 patents issued by the U.S. Patent and Trademark Office and various foreign counterparts, and had filed three non-provisional patent applications in the U.S. and Europe. We also own and use registered and unregistered trademarks on or in connection with our products and services in numerous jurisdictions. In addition, we have also registered numerous internet domain names.
Our industry is characterized by the existence of patents and occasional claims and related litigation regarding patent and other intellectual property rights. In particular, leading companies in the technology industry have extensive patent portfolios. From time to time, third parties, including certain of these leading companies, have asserted and may assert patent, copyright, trademark and other intellectual property rights against us, our clients or our publishers. Litigation and associated expenses may be necessary to enforce our proprietary rights.

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

In the U.S., at both the federal and state level, there are laws that govern activities such as the collection and use of data by companies like us. At the federal level, online advertising activities in the U.S. have primarily been subject to regulation by the Federal Trade Commission, or the FTC, which has regularly relied upon Section 5 of the Federal Trade Commission Act, or Section 5, to enforce against unfair and deceptive trade practices, including alleged violations of consumer privacy interests. Various states have also enacted legislation that governs these practices. The U.S. privacy law framework may be subject to significant evolutions in the near future both at a federal and at a state level. At a federal level, lawmakers are considering the possibility of adopting a federal privacy law and a draft bill was published in this regard in 2022 ("American Data Privacy and Protection Act"). In 2018, the State of California adopted the CCPA, which went into effect on January 1, 2020. The CCPA establishes a privacy framework for covered businesses by, among other requirements, creating an expanded definition of personal information, establishing new data privacy rights for consumers in the State of California, creating new notice obligations and new limits on the sale of personal information, and creating a statutory damages framework for violations of the CCPA and for businesses that fail to implement reasonable security procedures and practices to prevent data breaches. We and partners in our industry have been required to comply with these requirements since January 1, 2020, when the CCPA became effective. In November 2020, the voters in California passed the California Privacy Rights Act (“CPRA”), which both amends and expands the scope of the CCPA. The CPRA, which became effective on January 1, 2023, created additional privacy rights and protections for California consumers with respect to their personal information and additional obligations on businesses. We cannot predict the full effect of these laws and regulations on our business, but adapting our business to comply with them could involve substantial resources and expense, and may cause us to divert resources from other aspects of our business, all of which may adversely affect our business.

Other states in the U.S. are quickly adopting state enacted privacy laws. Virginia, Colorado and more recently, Connecticut and Utah have passed consumer and privacy laws that differ slightly from the CCPA and CPRA. If other states follow suit, it could lead to a varied and complex regulatory landscape, which could result in material costs.

In addition, the Criteo Commerce Media Platform reaches users throughout the world, including in Europe, Australia, Canada, South America and Asia-Pacific. As a result, some of our activities may also be subject to the laws of foreign jurisdictions. In particular, data protection laws in Europe can be more restrictive regarding the collection and use of data than those in U.S. jurisdictions.

In the European Union (the "EU"), the two main pillars of the data protection legal framework are the Directive on Privacy and Electronic Communications (the "E-Privacy Directive") and GDPR. The E-Privacy Directive directs EU member states to ensure that accessing information on an Internet user’s computer, such as through a cookie and other similar technologies, is allowed only if the Internet user has been informed about such access and given his or her consent. The Court of Justice of the EU clarified that such consent must be reflected by an affirmative act of the user, and European regulators are increasingly agitating for more robust forms of consent. These developments result in ending reliance on implied consent mechanisms that have been used to meet requirements of the E-Privacy Directive in some markets. A replacement for the E-Privacy Directive is still under discussion by EU member states to align the E-Privacy Directive to GDPR and force a harmonized approach across EU member states. It is possible that the proposed e-privacy regulation could further raise the bar for the use of cookies. However, the advancement of the legislative process for the adoption of the e-privacy regulation remains quite uncertain.

Under GDPR, data protection authorities have the power to impose administrative fines of up to a maximum of €20 million or 4% of the data controller's or data processor's global turnover from the preceding financial year, whichever is higher.

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

We also provide consumers with notice about our use of cookies and our collection and use of data in connection with the delivery of targeted advertising, and allow them to withdraw consent or opt out from the use of such data for the delivery of targeted advertising. In an effort to harmonize the industry’s approach to internet-based advertising, these programs facilitate a user's ability to disable services of integrated providers, but also educate users on the potential benefits of online advertising, including access to free content and display of more relevant advertisements to them. The rules and policies of the self-regulatory programs that we participate in are updated from time to time and may impose additional restrictions upon us in the future.

Criteo became one of the first companies to broadly include an "Ad Choices" link in all the advertisements we deliver, which gives users access to clear, transparent, detailed and user-friendly information about personalized advertisements and the data practices associated with the advertisements they receive. In addition, we provide consumers with an easy-to-use and easy-to-access mechanism to control their advertising experience and withdraw consent or opt out of receiving targeted advertisements we deliver.

We believe that this transparent consumer-centric approach to privacy empowers consumers to make better-informed decisions about our use of their data. We also require our clients and publishers to provide information to consumers about our collection and use of data relating to the advertisements we deliver and monitor.

Content Control and Brand Safety
Criteo strives to maintain a trusted advertising ecosystem aligned with the marketing goals and the brand requirements of our marketers and media owners alike. We have rigorous supply partner guidelines in place, and we take a large variety of internal and external brand safety measures to ensure that the brand equity of our clients is protected. These measures include our partnership with industry recognized and MRC-accredited services from Oracle Advertising on web and Pixalate on app.
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

Government Regulation
Further to the laws and regulations governing privacy and data protection described above, we are subject to numerous domestic and foreign laws and regulations covering a wide variety of subject matters. New laws and regulations (or new interpretations of existing laws and regulations) may also impact our business. The costs of compliance with these laws and regulations are high and are likely to increase in the future and any failure on our part to comply with these laws may subject us to significant liabilities and other penalties. For additional information regarding a recent investigation into the Company's compliance with GDPR, please refer to Refer to Note 20, Commitments and Contingencies, in our audited consolidated financial statements included elsewhere in this Form 10-K.

Competition
We compete in the commerce media market and in the broader market for digital marketing and media monetization, primarily through Display Advertising. Our market is complex, rapidly evolving, highly competitive, still fragmented and yet rapidly consolidating. We face significant competition in this market, which we expect to intensify in the future, partially as a result of potential new entrants in our market, including but not limited to large well-established internet publishers and players, in particular as we continue to expand the breadth of the Criteo Commerce Media Platform. We currently compete with large, well-established companies, such as Amazon, Meta Platforms, Google, and Microsoft, pure play Demand-Side Platforms ("DSPs"), such as The Trade Desk or Google's DV360, pure play Supply-Side Platforms (“SSPs”) such as Magnite, PubMatic or Google Ad Manager, and pure play retail SSPs such as Microsoft's PromoteIQ or Publicis' CitrusAd, that focus on monetizing retailers' media, as well as smaller, privately held companies. Potential competition could emerge from large enterprise marketing platforms, like Adobe Systems Inc. ("Adobe"), Oracle Corporation ("Oracle") and Salesforce.com, Inc. ("Salesforce"), or public and private companies specialized in the Marketing Technology ("MarTech") space. In addition, web browsers, and desktop and mobile operating systems developed by large software companies like Google and Apple Inc. ("Apple") can have a significant influence and impact on the way we operate.

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
As of December 31, 2023, we had 3,563 employees. Our employees employed by French entities (971 employees) are covered by a collective bargaining agreement and are represented by employees through a Social and Economic Committee (Work Council) affiliated to a trade union. As part of the Social and Economic Committee, five sub-committees have been appointed: Health & Safety Committee, Economic Committee, Gender Equality Committee, Training Committee and a Housing Committee. We consider labor relations to be good and have not experienced any work stoppages, slowdowns or other serious labor problems that have materially impeded our business operations.
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
Additionally, we strive to provide exceptional training opportunities and development programs for our employees. In 2023, approximately 30,000 training hours were delivered to our employees. To assess and improve employee retention and engagement, we periodically survey employees, and take action to address areas of employee concern. In 2023, we carried out 3 employee surveys, soliciting feedback on a wide range of topics including well-being, flexibility, and inclusion.

Diversity, Equity & Inclusion
As a global technology company, we believe that a diverse and inclusive culture is the cornerstone for driving creative collaboration and sustainable change across the industry. We are proud that our employees can be themselves at work and we value diversity in the workforce; as of December 31, 2023, 41% of our employees are women. As stated in our Diversity, Equity and Inclusion policy, our mission is to sustain our focus on equity, and building stronger diversity through how we hire, develop, reward, and retain all talent at Criteo. We empower our employees to impact the industry, promoting diversity, equity, and inclusion in everything we do, delivering richer experiences for all. We are proud to have gender pay parity. Our efforts to foster a diverse and inclusive workplace are led by a dedicated Diversity, Equity and Inclusion leadership team who partner through the business and leverage our seven active Employees Resource Groups (“ERGs”) who engage with employees, support allyship and sponsorship to encourage community, networking and safe spaces for all diverse groups throughout Criteo. In 2023, 41% of our employees were involved in at least one of our seven ERGs.

This work extends to our efforts to strengthen our inclusive culture and drive sustainable efforts that impact our environment and societal interests throughout and beyond Criteo.
Health, Safety and Wellness
Employee health, safety and wellness is a priority for Criteo. We devote time and effort across all of our locations to provide positive working conditions, work-life balance and a healthy office environment for our employees. We recognize and support employees with their work life integration and believe that flexibility is an essential element to remain engaged, efficient, and productive. We also believe in the importance of employee contribution and results, rather than focusing on where work is being completed. We foster a dynamic environment where employees are empowered to reach their highest potential.
Total Rewards
We are focused on offering competitive compensation and comprehensive benefit packages designed to meet the needs of our employees and reward their efforts and contributions. We seek coherence and fairness in total compensation with reference to external market comparisons, internal equity, and the relationship between management and non-management compensation. Our total compensation packages include base pay, performance-based incentives, long-term incentives such as equity awards, retirement plans, healthcare and other insurance benefits, paid time off, paid family leave, employee assistance and well-being programs among many others.

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

Item 1A Risk Factors
Investing in our ADSs involves a high degree of risk. You should carefully consider the following risks and all other information contained in this Form 10-K, including our consolidated financial statements and the related notes thereto, before investing in our ADSs. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, also may become important factors that affect us. If any of the following risks materialize, our business, financial condition and results of operations could be materially harmed. In that case, the trading price of our ADSs could decline, and you may lose some or all your investment.
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

Our investments in our Commerce Media Platform and new technologies are inherently risky and may not be successful. Addressing broader marketing and monetization goals, particularly customer acquisition and brand awareness, is relatively new to us, and we have had to invest substantial resources to adapt our model, pricing and organization to support this expansion. It also implies investing in new advertising channels where we do not have a long or established track record of competing successfully. If we are not successful in expanding our solutions along broader marketing goals, our results of operations could be adversely affected. Furthermore, we believe that the importance of brand recognition will increase as competition in our market increases.

The market in which we participate is intensely competitive, and we may not be able to compete successfully with our current or future competitors.

The market for digital advertising solutions, including specifically retail media, is highly competitive and rapidly changing, as market participants develop new technologies and offer multiple new products and services aimed at facilitating and/or capturing advertising spend. With the introduction of new technologies and the influx of new entrants to the market, including large established companies, smaller companies that we do not yet know about, or companies that do not yet exist, we expect competition to persist and intensify in the future, which could harm our ability to increase sales and maintain our profitability, including if competition increases pricing pressure.

Large and established internet and technology companies may have the power and capital to significantly change the very nature of the digital advertising marketplaces in ways that could materially disadvantage us. Some of these companies could leverage their positions to make changes to their web browsers, mobile operating systems, platforms, exchanges, networks or other solutions or services that could be significantly harmful to our business and results of operations. Some of these companies also have significantly larger resources and capital than we do, and in many cases have advantageous competitive positions in popular products and services such as Amazon Advertising, Google Search, YouTube, Chrome, Meta Platforms, and Apple Search Ads, which they can use to their advantage. Furthermore, our competitors have invested substantial resources and capital in innovation, which could lead to technological advancements that change the competitive dynamics of our business in ways that we may not be able to predict.

In addition to competing for advertising spend, we compete with many companies for advertising inventory, some of whom also operate their own advertising networks or exchanges from which we buy advertising inventory.
As more companies compete for advertising impressions on advertising exchange platforms and other platforms that aggregate supply of advertising inventory, advertising inventory may become competitive and expensive, which may adversely affect our ability to acquire a consistent supply of advertising inventory and to deliver advertisements on a profitable basis. Some of the companies that we compete with, either for advertising spend or inventory, may also be our clients or affiliated with our clients or important sources of advertising inventory. Competitive pressure may incentivize such companies to cease to be our clients or cease to provide us with access to their advertising inventory.

If this were to occur, our ability to place advertisements would be significantly impaired and our results of operations would be adversely affected. Some large retailers, which could include our own clients, may develop retail media advertising technologies in-house, and may move some of their demand to a direct sales model such that they would do some of their own sales. Competition could also hinder the success of new advertising solutions that we offer in the future.

If any of these risks were to materialize, our ability to compete effectively could be significantly compromised and our results of operations could be harmed. Any of these developments would make it more difficult for us to sell our offerings and could result in increased pricing pressure, reduced fees and gross margins, increased sales and marketing expense and/or the loss of market share.

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

Our ongoing transformation has resulted, and may continue to result, in changes to business priorities and operations, capital allocation priorities, operational and organizational structure, and increased demands on management. Such changes could result in short-term and one-time costs, lost clients, reduced sales volume, higher than expected restructuring costs, retention issues and loss of key personnel, workforce productivity challenges and other negative impacts on our business. We may also become subject to the risks of workforce dissatisfaction, negative publicity and business disruption in connection with these initiatives.

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

The failure by Criteo AI Engine to accurately predict engagement by users and maintain the quality of our client and publisher content could result in significant costs to us, lost revenue and diminished business opportunities.

The effective delivery of certain of our digital advertising solutions depends on the ability of Criteo AI Engine to predict the likelihood that a consumer will engage with any given internet display advertisement with a sufficient degree of accuracy so that our clients can achieve desirable returns on their advertising spend. We historically charged our clients primarily based on a cost-per-click pricing model, and our clients only paid us when a user engaged with the advertisement, usually by clicking on it. Although we have evolved our pricing models alongside our broader suite of solutions, a large part of our revenue is still generated through cost-per-click pricing models or an equivalent.

Many of our agreements with clients are open-ended and often do not include a spending minimum. Similarly, our contracts with publishers generally do not include long-term obligations requiring them to make their inventory available to us over long periods of time. Therefore, we need to continuously deliver satisfactory results for our clients and publishers to maintain and increase revenue, which depends partly on the optimal functioning of Criteo AI Engine.

In addition, we have experienced significant growth in the amount and complexity of data processed by Criteo AI Engine and the number of advertising impressions we deliver. As the amount of data and number of variables processed by Criteo AI Engine increase, and the calculations that the algorithms must compute become increasingly complex, the risk of errors in the type of data collected, stored, generated or accessed also increases.

Our client’s satisfaction also depends on our ability to keep advertisements from being placed in unlawful or inappropriate content, or content that is not permitted under the terms of the applicable agreements with clients. While this depends in part on the optimal functioning of the Criteo AI Engine, as more of our clients use our self-service tools with less intervention by us, it could become more challenging to train and support such clients to use such tools and to prevent inappropriate or unlawful advertisements from being shown. Fraudulent or malicious activity, including non-human traffic, could also impair the proper functioning of Criteo AI Engine. For example, the use of bots or other automated or manual mechanisms to generate fraudulent clicks or misattribute clicks on advertisements we deliver could overstate the performance of our advertising. Due to the higher cost per 1,000 impressions paid for online video and Connected TV advertisements, the risk of fraudulent traffic may increase as we increase our purchasing of online video and Connected TV inventory.

If we were to experience significant errors, defects, or fraudulent or malicious activity in Criteo AI Engine, including such that we are unable to keep our clients’ advertisements from being placed in unlawful or inappropriate content, our solution could be impaired or stop working altogether, which could significantly impair our ability to purchase any advertising inventory and generate any revenue until the errors, defects or fraudulent or malicious activity were detected and corrected. Other negative consequences from experiencing such issues in Criteo AI Engine could include:
•    a loss of clients and publishers or a decrease in inventory purchased by clients;
•    fewer consumer visits to our client websites or mobile applications;
•    faulty inventory purchase decisions, resulting in lower profitability per impression, up to an including negative margins, for which we may need to bear the cost;
•    lower return on advertising spend for our clients;
•    lower price for the advertising inventory we can offer to publishers;
•    delivery of advertisements that are less relevant or irrelevant to users, resulting in lower click-through rates or conversion rates;
•    being blocked by internet service providers or regulators;
•    refusals to pay, demands for refunds, loss of confidence, termination of campaigns or withdrawal of future business and potential liability for damages or regulatory inquiries or lawsuits; and
•    negative publicity or harm to our reputation.

As a result, the failure by Criteo AI Engine to accurately predict engagement of users and maintain the quality of our client and publisher content and to continue to do so over time could result in significant costs to us, lost revenue and diminished business opportunities.

Third parties may implement technical restrictions that impede our access to data and revenue opportunities upon which we rely, which could materially impact our business and results of operations.

A substantial portion of the data we rely on comes from our publisher partners and other third parties, including advertising exchange platforms (including supply-side platforms, or “SSPs”, such as Google’s Ad Manager) and retailers. Similarly, we rely on our publisher partners, advertising exchange platforms and other third parties, such as retailers, for opportunities to serve advertisements through which we generate our revenue. Our ability to successfully leverage such data and successfully generate revenue from such opportunities could be impacted by restrictions imposed by or on our publisher partners or other third parties, including restrictions on our ability to use or read cookies or other tracking features or our ability to use real-time bidding networks or other bidding networks.

For example, in light of GDPR, some SSPs imposed restrictions on our ability to bid on opportunities to serve ads. Third-party publishers are responsible under GDPR for gathering necessary user consents and indicating to SSPs that Criteo has been approved by the applicable users. As part of their efforts to comply with their understanding of the requirements of GDPR, which are subject to interpretation, certain SSPs that run advertising exchanges have required actions from such third-party publishers with respect to such consents that appear stricter than regulations require. Similarly, SSPs and other relevant third parties may take similar actions in response to any new legislation or regulatory developments or interpretations in the future, in response to perceived user preferences, or for other reasons.

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

Web browser developers, such as Apple, Mozilla Foundation, Microsoft or Google, have implemented or may implement changes in browser or device functionality that impair our ability to understand the preferences of consumers, including by limiting the use of third-party cookies or other tracking technologies or data indicating or predicting consumer preferences. Today, four major web browsers — Apple’s Safari, Mozilla’s Firefox, Microsoft’s Edge, and Samsung Internet Browser — block third-party cookies by default. Internet users can also delete cookies from their computers and mobile devices at any time. Google has announced plans to phase out support for third-party cookies in Chrome, with a one-percent deprecation of third-party cookies for Chrome users globally in the first half of 2024 and the entire phase out planned for the second half of 2024, subject to the approval of the UK Competition and Market Authority who is ensuring that Google provides an acceptable advertising targeting solution to the market to replace third-party cookies, such as Google’s Privacy Sandbox initiative. Google’s Privacy Sandbox would limit improper tracking through third-party cookies and replace it with certain application programming interfaces (“APIs”) that would allow advertisers to receive aggregated data without using such third-party cookies. While we are one of the largest scaled partners in the Privacy Sandbox as it is being developed and tested, if the Privacy Sandbox is adopted, it could require us to make changes to how we collect information on consumer preferences. Google controls more than 60% of the browser market and has an even more dominant position in the digital advertising market. These web browser developers have significant resources at their disposal and command substantial market share, and any restrictions they impose could foreclose our ability to understand the preferences of a substantial number of consumers.
Although we are actively in the process of moving our business away from third-party cookies towards relying more on first-party data-based and other identifiers, if we are blocked from serving advertisements to a significant portion of internet users, our business could suffer and our results of operations could be harmed.

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

In addition, search engines and other service providers that explicitly do not allow the tracking of data may be growing in popularity. If a significant number of web browser users switch to advertising-free services or platforms, our business could be materially impacted. Further, mobile devices allow users to opt out of the use of mobile device IDs for targeted advertising.

For in-app advertising, data regarding interactions between users and devices are tracked mostly through stable, pseudonymous mobile device identifiers that are built into the device operating system with privacy controls that allow users to express a preference with respect to data collection for advertising, including to disable the identifier. These identifiers and privacy controls are defined by the developers of the mobile platforms and could be changed by the mobile platforms in a way that may negatively impact our business. For example, Apple now requires user opt-in before permitting access to Apple’s unique identifier, or IDFA. This shift from enabling user opt-out to an opt-in requirement has had, and is likely to continue to have, a substantial impact on the mobile advertising ecosystem and could harm our growth in this channel.

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

Any of the above-described limitations could also harm our business and adversely impact our future results of operations.

Our international operations and expansion expose us to several risks.

As of December 31, 2023, we had a direct operating presence through 29 offices located in 17 countries and did business in 109 countries. Our current global operations and future initiatives involve a variety of risks, including:
•    operational and execution risk, including localization of the product interface and systems, translation into foreign languages, adaptation for local practices, adequate coordination to onboard local clients and publishers, difficulty of maintaining our corporate culture, challenges inherent to hiring and efficiently managing employees over large geographic distances, and the increasing complexity of the organizational structure required to support expansion and operations into multiple geographies and regulatory systems;
•    insufficient, or insufficiently coordinated, demand for and supply of advertising inventory in specific geographic markets processed through Criteo AI Engine, which could impair its ability to accurately predict user engagement in that market;
•    compliance with (and liability for failure to comply with) applicable local laws and regulations, including, among other things, laws and regulations with respect to data protection and user privacy, data use, tax and withholding, labor regulations, anti-corruption, environment, consumer protection, economic sanctions, public health crises (including the outbreak of contagious disease and pandemics), spam and content, and artificial intelligence, which laws and regulations may be inconsistent across jurisdictions;
•    intensity of local competition for digital advertising budgets and internet advertising inventory;
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

In the European Union (the “EU”), the two main pillars of the data protection legal framework are the Directive on Privacy and Electronic Communications (“E-Privacy Directive”) and the General Data Protection Regulation (“GDPR”). The E-Privacy Directive directs EU member states to ensure that accessing information on an Internet user’s computer, such as through a cookie and other similar technologies, is allowed only if the Internet user has been informed about such access and given his or her consent. The Court of Justice of the EU clarified that such consent must be reflected by an affirmative act of the user in line with the requirements applicable to consent under GDPR. These developments result in ending reliance on implied consent mechanisms used to meet requirements of the E-Privacy Directive in some markets. A replacement by an E-Privacy Regulation for the E-Privacy Directive is still under discussion by EU member states to align the E-Privacy Directive to GDPR and force a harmonized approach across EU member states. The proposed E-Privacy Regulation could further impede the use of cookies. However, the advancement of the legislative process for the adoption of the E-Privacy Regulation remains quite uncertain.

Under GDPR, data protection authorities have the power to impose administrative fines of up to a maximum of €20 million or 4% of the data controller’s or data processor’s total worldwide turnover from the preceding financial year. Similar sanctions would be applicable under the E-Privacy Regulation to cookie consent.

Further, on October 1, 2020, the French data protection authority (the Commission Nationale de l'Informatique et des Libertés, or the “CNIL”) issued the final version of its guidelines on the use of cookies and other trackers and its final recommendations on modalities for obtaining users’ consent to store or read non-essential cookies and similar technologies on their devices. The recommendations provide that, when required, consent must be indicated by a clear and positive action of the data subject, such as by clicking on an “accept all” button on the first layer of the consent management platform. The CNIL also noted that it should be as easy to refuse consent to the use of cookies as it is to accept consent, and an equivalent “refuse all” button should be present on the first layer of the consent management platform. Further, the ability to withdraw consent must be always readily available. Companies had until March 2021 to ensure compliance with these guidelines. The CNIL has launched investigations and sanctioned companies for lack of compliance with its guidelines on cookies. The European Center for Digital Rights (“NOYB”) has also filed several complaints with data protection authorities for failure to comply with GDPR requirements.

In January 2020, the CNIL opened a formal investigation into Criteo. In June 2023, the CNIL issued its decision, which retained alleged GDPR violations but reduced the financial sanction against Criteo from the original amount of €60.0 million ($65.0 million) to €40.0 million ($44.0 million). Criteo made the required sanction payment in the third quarter of 2023. The decision relates to past matters and does not include any obligation for Criteo to change its current practices. Criteo has appealed this decision before the Conseil d’Etat. Refer to Note 20. Commitments and Contingencies for more information.

In 2018, the State of California adopted the California Consumer Privacy Act of 2018 (the “CCPA”)., which went into effect on January 1, 2020, and requires covered companies to, among other things, provide new disclosures to California consumers and afford such consumers new abilities to opt out of the sale of their personal information. In November 2020, voters in California passed the California Privacy Rights Act (“CPRA”), which both amends and expands the scope of the CCPA. The CPRA, which became effective on January 1, 2023, created additional privacy rights and protections for California consumers with respect to their person information and additional obligations on businesses. We cannot predict the full effect of these laws and regulations on our business, but adapting our business to comply with them could involve substantial resources and expense, and may cause us to divert resources from other aspects of our business, all of which may adversely affect our business.

In addition, other states in the U.S. are quickly adopting state enacted privacy laws. Virginia, Colorado and more recently, Connecticut and Utah have passed consumer and privacy laws that differ slightly from the CCPA and CPRA. If other states follow suit, it could lead to a varied and complex regulatory landscape, which could result in material costs.

Clarifications of and changes to these existing and proposed laws, regulations, judicial interpretations and industry standards can be costly to comply with, and we may be unable to pass along those costs to our clients in the form of increased fees, which may negatively affect our operating results. Such changes can also delay or impede the development of new solutions, result in negative publicity and reputational harm, require significant management time and attention, increase our risk of non-compliance and subject us to claims or other remedies, including fines or demands that we modify or cease existing business practices, such as our ability to charge per click or the scope of clicks for which we charge. Additionally, any perception of our practices or solutions as an invasion of privacy, whether such practices or solutions are consistent with current or future regulations and industry practices, may subject us to public criticism, private class actions, reputational harm or claims by regulators, which could disrupt our business and expose us to increased liability. Finally, our legal and financial exposure often depends in part on our clients’ or other third parties' adherence to and compliance with privacy laws and regulations and their use of our services in ways consistent with visitors’ expectations. If our clients fail to adhere to our contracts in this regard, or a court or governmental agency determines that we have not adequately, accurately or completely described our own solutions, services and data collection, use and sharing practices in our own disclosures to consumers, then we and our clients and publisher partners may be subject to potentially adverse publicity, damages and investigation or other regulatory activity in connection with our privacy practices or those of our clients.

Additionally, legislative and regulatory action is emerging in the areas of artificial intelligence (“AI”), which given our long history using and innovating through AI with the Criteo AI Engine, could increase costs or restrict opportunity. Compliance with existing, expanding, or new laws and regulations regarding AI may involve significant costs or require changes in products or business practices that could adversely affect our results of operations. Additionally, depending on how the final text of the EU’s Artificial Intelligence Act will regulate the AI supply chain, our ability to innovate may be affected if we cannot have access to foundation models and general-purpose AI in the same manner as our non-EU competitors.

We may not be able to effectively integrate the businesses we acquire, which may adversely affect our ability to achieve our growth and business objectives.

We explore, on an ongoing basis, potential acquisitions of additional businesses, products, solutions, technologies or teams. If we identify an appropriate acquisition candidate, we may not be successful in negotiating the terms and/or financing of the acquisition, and our due diligence may fail to identify all of the problems, liabilities or other shortcomings or challenges of an acquired business, product, solution or technology, including issues related to intellectual property, product quality or architecture, employees or clients, cybersecurity, regulatory compliance, including tax compliance, practices or revenue recognition or other accounting practices.

Any acquisition or investment may require us to use significant amounts of cash, incur debt, issue potentially dilutive equity securities or incur contingent liabilities or amortization of expenses, or impairment of goodwill and/or purchased long-lived assets, and restructuring charges, any of which could harm our financial condition or results. The Company has incurred and will incur significant transaction and acquisition-related costs in connection with its acquisitions, including legal, accounting, financial advisory, regulatory and other expenses. The payment of such transaction costs could adversely effect on our financial condition, results of operations or cash flows. In addition, acquisitions involve numerous risks, any of which could harm our business, including:
•    difficulties in integrating the operations, technologies, services and personnel of acquired businesses, especially if those businesses operate outside of our core competency and market;

•    the need to integrate operations across different geographies, cultures and languages and to address the economic, currency, political and regulatory risks associated with specific countries;
•    ineffectiveness, lack of scalability, or incompatibility of acquired technologies or services;
•    potential of integration of cybersecurity issues or flaws in acquired technologies;
•    potential loss of key employees of acquired businesses;
•    inability to maintain the key business relationships and the reputation of acquired businesses or products;
•    failure to successfully further develop the acquired technology to recoup our investment;
•    diverting management’s attention from other business concerns;
•    liability or litigation for activities of the acquired business, including claims from terminated employees, clients, former shareholders or other third parties;
•    implementation or remediation of controls, practices, procedures and policies at acquired businesses, including the costs necessary to establish and maintain effective internal controls; and
•    increased fixed costs without corresponding offsetting growth.

If we are unable to successfully integrate or leverage the commercial relationships of the businesses we have acquired or any business, product, solution, technology or team we acquire in the future, our business and results of operations could suffer, and we may not be able to achieve our business and growth objectives.

We have substantial client concentration in certain local markets and solutions, with a limited number of clients accounting for a substantial portion of our revenues in those areas.

Although our overall customer base is well-diversified, with our largest 10 clients representing 12.3% of our revenue in the aggregate in 2023, in certain of our local markets and specific solutions we derive a substantial portion of revenues from a limited number of clients. We cannot predict the future level of demand for our services and products generated by these clients, and revenues from these clients may fluctuate. Further, some of our contracts with these clients may permit them to terminate or reduce use of our products at any time (subject to notice and certain other provisions). If we fail to retain any of these clients or any of these clients terminate or reduce use of our products, if not replaced by new clients and an increase in business from existing clients, our revenues within local markets or specific solutions may be negatively impacted.

We operate in a rapidly evolving industry, which makes it difficult to evaluate our future prospects and may increase the risk that we will not be successful. Our historical growth rates may not be indicative of our future growth, and we may have difficulty sustaining profitability.

We operate in a rapidly evolving industry. Our ability to forecast our future operating results is subject to several uncertainties, including our ability to plan for and model future growth in both our business and the digital advertising market. We are subject to risks and uncertainties frequently experienced by growing companies in rapidly evolving industries, including challenges in forecasting accuracy, determining appropriate nature and levels of investments, predicting adequate future headcount, assessing appropriate returns on investments, achieving market acceptance of our existing and future offerings, managing client implementations and developing new solutions. If our assumptions regarding these uncertainties, which we regularly use and update to plan our business, are incorrect or change in reaction to changes in our markets, or if we do not address these risks successfully, our operating and financial results could differ materially from our expectations and our business could suffer.
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
•    broaden our solutions portfolio to include additional marketing and monetization goals for commerce companies and consumer brands across the open Internet, including web, apps and stores;
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
•    continuously improve the algorithms underlying Criteo AI Engine and apply state-of-the-art machine learning approaches and hardware; and
•    continue to adapt to a changing regulatory landscape governing data use, data protection, privacy matters and artificial intelligence.

We also anticipate continuing to invest in our business to increase the scale of our Commerce Media Platform and attract more media spend. We cannot be certain that this strategy will be successful or result in increased liquidity or long-term value for our shareholders.

We derive a significant portion of our revenue from companies in the retail, travel and classified industries, and any downturn in these industries or any changes in regulations affecting these industries could harm our business.

A significant portion of our revenue is derived from companies in the Retail, Travel and Classifieds industries. For example, in 2023 and 2022, 77.7% and 78.5%, respectively, of our combined revenue for Criteo Marketing Solutions was derived from advertisements placed for Retail commerce businesses. Any downturn or increased competitive pressure in any of our core industries, such as retailer bankruptcies due to poor economic conditions, or other industries we may target in the future, may cause our clients to reduce their spending with us, or delay or cancel their advertising campaigns with us.

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

As we market our solutions, we may increasingly need advertising agencies to work with us in assisting businesses in planning and purchasing for broader marketing goals. In the last quarter of 2023, 30% of Criteo Retail Media’s gross media spend and 32% of Criteo Marketing Solutions’ gross media spend relied on advertising agencies.

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

The presence of advertising agencies as intermediaries between us and our clients thus creates a challenge to building our own brand awareness and maintaining an affinity with our clients, who are the ultimate sources of our revenue. In the event we were to become more dependent on advertising agencies as intermediaries, this may adversely affect our ability to attract and retain business. In addition, an increased dependency on advertising agencies may harm our results of operations, because of the increased agency fees we may be required to pay and/or because of longer payment terms from agencies.

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

We may decide to broaden the spectrum of our advertising channels further, including into Social, Connected TV and Digital Out of Home, if we believe that doing so would significantly increase the value we can offer to clients. However, any future attempts to enter new advertising channels may not be successful.

Our success in expanding into any additional advertising channels will depend on various factors, including our ability to:
•    identify additional advertising channels where our solutions could perform;
•    accumulate sufficient data sets relevant for those advertising channels to ensure that Criteo AI Engine has a sufficient quantity and quality of information to deliver relevant personalized advertisements;
•    adapt our solutions to additional advertising channels and effectively market such channels to our existing and prospective clients;
•    integrate newly developed or acquired advertising channels into our pricing and measurement models, with a clear and measurable performance attribution mechanism that works across all channels, and is consistent with our privacy standards;
•    achieve our client's expected levels of performance through the new advertising channels;
•    identify and establish acceptable business arrangements with inventory partners and platforms to access inventory of sufficient quality and quantity for these new advertising channels;
•    maintain our gross margin at a consistent level upon entering one or more additional advertising channels;
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
•    client and publisher retention rates;
•    market acceptance of our offering and future solutions and services (i) in current and new industry verticals, (ii) in new geographic markets, (iii) in new advertising channels, or (iv) for broader marketing goals;
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
•    failure to successfully manage or integrate any acquisitions; and
•    general economic and political conditions in our domestic and international markets, including public health crises (such as the outbreak of contagious disease or pandemics) and geopolitical conflicts.

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

Our future success depends on our ability to continue to attract, hire, retain and motivate highly skilled employees, particularly AI experts, software engineers, product managers and other employees with the technical skills that enable us to deliver effective advertising solutions. Competition for diverse, experienced and highly skilled employees in our industry is intense, in particular in the fields of AI and data science, and we expect certain of our key competitors, who are larger than us and have access to more substantial resources, to pursue top talent on a global basis.

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

In addition, a flexible remote working environment may present operational, cybersecurity and corporate culture challenges for which we may need to adapt.

If we are unable to continue to successfully attract and retain highly skilled talent, senior management and maintain our corporate culture, it could adversely affect our ability to compete effectively and execute on our business strategy.

Risks Related to Data Privacy, Intellectual Property and Cybersecurity

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

Our industry is prone to cyber-attacks by third parties seeking unauthorized access to our data or users’ data or to disrupt our ability to provide services. As a result of our prominence, the size of our user base, and the volume of personal data on our systems, we believe that we are a particularly attractive target for such breaches and attacks. Any failure to prevent or mitigate security breaches and improper access to or disclosure of our data or user data, trade secrets and intellectual property, or information from marketers, could result in the loss or misuse of such data, which could harm our business and reputation and diminish our competitive position. In addition, computer malware/ransomware, viruses, unauthorized access or system compromises and hacking by sophisticated actors, including potential attacks from nation-state actors, have become more prevalent in our industry. Our products embed open source software. There may be vulnerabilities in open source software that may make our products susceptible to cyberattacks. We rely on cloud storage providers. There may be increased security exposure due to our use of cloud storage. Security incidents have occurred on our systems in the past, and will likely occur on our systems in the future.

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

If an actual or perceived security breach occurs, the market perception of our security measures could be harmed, and we could lose both clients and revenue. Any significant violations of data privacy or other security breaches could result in the loss of business, litigation and regulatory investigations and penalties that could damage our reputation and adversely impact our results of operations and financial condition. Moreover, if a high profile security breach occurs with respect to another provider of digital advertising solutions, our clients and potential clients may lose trust in the security of providers of digital advertising in general, and Display Advertising solutions in particular, which could adversely impact our ability to retain existing clients or attract new ones.

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

To protect or enforce our intellectual property rights, we may initiate litigation against third parties. Any lawsuits that we initiate could be expensive, take significant time and divert management’s attention from other business concerns. We may not prevail in any lawsuits that we initiate, and the damages or other remedies awarded, if any, may not be commercially valuable. Any increase in the unauthorized use of our intellectual property may adversely affect our business, financial condition and results of operations.

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

The trading price of the ADSs has significantly fluctuated, and is likely to continue to fluctuate, substantially. The trading price of the ADSs depends on a number of factors, including those described in this “Risk Factors” section, many of which are beyond our control and may not be related to our operating performance. Since the ADSs were sold at our initial public offering in October 2013 at a price of $31.00 per share, the price per ADS has ranged as low as $5.89 and as high as $60.95 through December 31, 2023. The market price of the ADSs has fluctuated and may fluctuate significantly in response to numerous factors, many of which are beyond our control, including:

•actual or anticipated fluctuations in our revenue and other results of operations;
•the guidance we may provide to the public, any changes in this guidance or our failure to meet this guidance;
•investor perception of risks in our industry;
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
•    other events or factors, including those resulting from economic recessions, natural disasters or weather events, cybersecurity incidents, pandemics, war, terrorism or other catastrophic events or responses to these events; and
•    any other risks identified in this Form 10-K.

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

We currently have a senior unsecured revolving credit facility under which we may borrow up to €407 million (or its equivalent in U.S. dollars) for general corporate purposes, including the funding of business combinations (the "General RCF"). Maturity of this facility is in September 2027. While we anticipate that our existing cash and cash equivalents and short-term investments will be sufficient to fund our operations for at least the next 12 months, we intend to continue growing our business, including through retail media, and as such, we cannot assure that we will be able to generate sufficient cash flow from operations or that future borrowings will be available under our General RCF in an amount sufficient to fund, among other things, the capital requirements of retail media, new product development, or our future working capital needs. If we may need to raise additional capital to fund operations and growth in the future or to finance acquisitions and adequate funds are not available on acceptable terms, we may be unable to fund the expansion of our research and development and sales and marketing efforts, the development of new features or enhancements to our products, increase working capital, take advantage of acquisition or other opportunities, or adequately respond to competitive pressures which could seriously harm our business and results of operations.

Furthermore, if we raise additional funds through the issuance of additional equity securities, shareholders will experience dilution, and the new equity securities could have rights senior to those of our ordinary shares.

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

We do not currently intend to pay dividends on our securities and, consequently, the ability to achieve a return on your investment will depend on appreciation in the price of the ADSs. In addition, French law may limit the amount of dividends we are able to distribute.

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

In addition, to the extent any dividends are paid in the future, under French law, payment of such dividends may subject us to additional taxes, and the determination of whether we have been sufficiently profitable to pay dividends is made on the basis of our statutory financial statements prepared and presented in accordance with accounting principles generally accepted in France. Therefore, we may be more restricted in our ability to declare dividends than companies not based in France. Please see the section entitled “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities-French Tax Consequences” in Item 5 of Part II in this Form 10-K for further details on such taxes and limitations.

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

U.S. investors may have difficulty enforcing civil liabilities against our Company, directors and senior management.

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

The enforceability of any judgment in France will depend on the particular facts of the case as well as the laws and treaties in effect at the time. The U.S. and France do not currently have a treaty providing for recognition and enforcement of judgments (other than arbitration awards) in civil and commercial matters; therefore, the recognition and enforcement of any such judgment would be subject to French procedural law and may not be granted.

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

General Risk Factors

In periods of macroeconomic and geopolitical uncertainty, businesses may delay or reduce their spending on advertising, which may expose us to the credit risk of some of our clients and adversely affect our business, financial condition, results of operations and/or cash flows.

Our business depends in part on worldwide economic conditions and on the overall demand for advertising and the economic health of advertisers that benefit from our platform. Global economies, including the U.S. and Europe, are being impacted by adverse economic conditions, including inflation, elevated interest rates, recessions, volatility in credit, equity and foreign exchange markets, bankruptcies and overall uncertainty with respect to the economy.

These conditions coupled with geopolitical instability, such as the current conflicts in the Middle East and Ukraine, make it difficult for our clients and us to accurately forecast and plan future business activities, and may result in businesses reducing or delaying advertising spending in general and on a solution such as ours.

Additionally, we are exposed to credit risks due to our financing activities and our evolving client portfolio involving credit risk from varied payment terms, which could result in further exposure if our clients are adversely affected by any such macroeconomic uncertainty. The timing of receipt of payment from our clients may impact our cash flows and working capital.

If any such macroeconomic conditions remain uncertain, persist, spread or deteriorate further, this could continue to significantly impact, our operating results, financial condition and cash flows.

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

As a French technology company, we have benefited from certain tax advantages, including, for example, a reduced tax rate in France on technology royalty income received from global subsidiaries and the French research tax credit (crédit d’impôt recherche, or "CIR"). The French tax authority may audit these tax incentives and challenge all or part of their benefits. In such a case, we could be liable for additional corporate tax, and penalties and interest related thereto, which could have a significant impact on our results of operations and future cash flows. Furthermore, the tax laws may change, and could remove these incentives in the future or reduce their benefits.

We are a multinational organization facing increasingly complex tax issues in many jurisdictions, and new taxes or laws, or revised interpretations thereof, that may negatively affect our results of operations.

As a multinational organization operating in multiple jurisdictions, we are subject to taxation in several jurisdictions around the world with increasingly complex tax laws, the application of which can be uncertain. The amount of taxes we pay in these jurisdictions could increase substantially as a result of changes in the applicable tax principles, including increased tax rates, new tax laws or revised interpretations of existing tax laws and precedents, which could have a material adverse effect on our liquidity and results of operations. For instance, ,we will continue to assess the ongoing impact of Digital Services Taxes (“DST”) and we closely monitor the Organization for Economic Co-operation and Development tax reforms of Pillar 1 and Pillar 2 that may remove DST (Pillar 1), or may generate additional taxes (Pillar 2).

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

For this purpose, cash and assets readily convertible into cash are generally categorized as passive assets, subject to a limited exception under proposed regulations in respect of working capital held in a non-interest bearing financial account for the present needs of an active trade or business to cover operating expenses reasonably expected to be paid within 90 days. Goodwill and other un-booked intangibles are taken into account and being characterized as either active or passive, as appropriate; for example, our goodwill associated with active business activity is taken into account as a non-passive asset.

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

Based on the value and composition of our assets, although not free from doubt, we do not believe we were a PFIC for the taxable year ended December 31, 2023, and we do not anticipate becoming a PFIC in the current taxable year or the foreseeable future.

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

If we were to be classified as a PFIC for any taxable year during which a U.S. Holder5 holds our ADSs, we would continue to be treated as a PFIC with respect to that U.S. Holder for such taxable year and, unless the U.S. Holder makes certain elections, for future years even if we cease to be a PFIC. The U.S. Holder may be subject to adverse tax consequences, including (1) the treatment of all or a portion of any gain on disposition of our ADSs as ordinary income (and therefore ineligible for the preferential rates that apply to capital gains with respect to non-corporate U.S. persons), (2) the application of an interest charge with respect to such gain and on the receipt of certain dividends on our ADSs and (3) required compliance with certain reporting requirements. Each U.S. Holder is strongly urged to consult its tax advisor regarding the application of these rules and the availability of any potential elections. For further information regarding the U.S. federal income tax considerations relevant to our potential status as a PFIC, please see the section entitled “U.S. Federal Income Tax Considerations for U.S. Holders—PFIC Rules” in this Form 10-K.

5 A U.S. Holder is (1) a legal and/or a beneficial owner of our ADSs and (2) a U.S. person for U.S. federal income tax purposes, specifically: (i) an individual who is a citizen or resident of the United States for U.S. federal income tax purposes; (ii) a corporation, or other entity treated as an association taxable as a corporation for U.S. federal income tax purposes, that is created in, or organized under the law of the United States, any state thereof or the District of Columbia; (iii) an estate the income of which is includible in gross income for U.S. federal income tax purposes regardless of its source or whether or not the income is effectively connected with the conduct of a U.S. trade or business; (iv) a trust, the administration of which is subject to the primary supervision of a U.S. court and which has one or more U.S. persons who have the authority to control all substantial decisions of the trust; or (v) a person that has otherwise validly elected to be treated as a U.S. person under the U.S. Internal Revenue Code of 1986 (as amended).

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
Item 1C. Cybersecurity
Overview
Criteo recognizes the critical importance of maintaining the safety and security of our systems and data and has a holistic process for overseeing and managing cybersecurity and related risks. Our security program is led by our Chief Information Security Officer (“CISO”), who reports directly to our Chief Technology Officer (“CTO”), who is responsible for managing cybersecurity risks as well as protecting our networks and systems. Our CISO has extensive information technology and program management experience, and has served many years in our corporate information security organization. Our CISO manages our security organization, which is composed of dedicated teams of experts in security engineering, incident response, compliance, and software development.

Governance
Our Board of Directors is primarily responsible for the oversight of our risk management activities and has delegated to the Audit Committee the responsibility to assist in this task.

The Audit Committee regularly reviews and discusses with management and, as appropriate, the Company’s auditors, the Company’s guidelines and policies with respect to risk assessment and risk management, including the Company’s data privacy and cybersecurity risk exposures and the steps taken to monitor and manage those exposures.

The CISO helps maintain a comprehensive security program that serves as a governance framework for information security at Criteo, supports the business goals of the company and details, across problem spaces and security core functions, the various initiatives, their scope, the associated risks and weaknesses, the roadmap and the current progress.

Criteo assesses and manages its cybersecurity risks in part through executive committees. The Governance Risk and Compliance Committee (the “GRCC”), composed of the CISO and certain members of our executive and leadership teams, meets several times a year to discuss strategic information security matters including the security program, major risks and incidents and significant key performance indicators (“KPIs”). The Information Security Committee (the “ISC”), a security-focused governance body including senior managers across the Company on information security activities, meets regularly to receive updates on KPIs and to review relevant standards and policies.

As a member of both the GRCC and the ISC, the CISO briefs the Audit Committee on the information security program, major risks and any cybersecurity incidents, typically at least annually. Additionally, cybersecurity risks are reported to the Board of Directors, at least annually, as part of Criteo’s enterprise risk mapping (“ERM”) program.

Quality Control of Security
To help ensure that our security program functions in line with industry expectations, Criteo invests in identifying and remediating gaps in our security posture. To accomplish this, we use a mix of our internal expertise and external third-party expertise, as needed, to audit ourselves against industry standards, such as the National Institute of Standards and Technology (“NIST”) Cybersecurity Framework, International Organization Standardization 27001 Information Security Management System Requirements (“ISO27001”) and the American Institute of Certified Public Accountants’ Service Organization Control Type 2 (“AICPA SOC 2”). Various parts of our business maintain independently assessed security certifications, and we also run certification programs to expand the scope of our existing security certifications.

Risk Management
Our security team has several touch points within the business in order to adequately address and mitigate risks. Our technical security teams use a combination of threat intelligence tools, defensive tools and proactive testing to detect vulnerabilities and respond. Our technical security teams also build new tools and solutions in an effort to improve our security posture on an ongoing basis.

Our security compliance teams perform third-party risk assessments, respond to client inquiries about security, help the business to manage our security controls, and translate our external requirements into policies, standards, and actions for the rest of our business. Various parts of our team also participate in risks assessments during project kick-offs.
With regards to third-party risk assessments, our process involves assessing how third parties interact and connect with our information systems and our data, assessing the security of the third-party (including through questionnaires), and obtaining independent proofs of security (including via security certification and/or penetration tests) depending on the associated level of risk, as evaluated by our team. Our procurement teams also run checks to ensure vendors are not sanctioned, or otherwise identified as potentially corrupt.

The process of assessing, identifying and managing cybersecurity related risks is integrated into our overall ERM via a dedicated Information Security Risk Management program that is focused on cybersecurity risk and run by our security compliance team. Risks that are identified through our security processes go through a process of analysis, prioritization, treatment and monitoring. During the lifecycle of cybersecurity specific risks, risk owners, working alongside the security compliance team, are assigned to develop risk mitigation plans, which are followed by the team until a risk is sufficiently mitigated or resolved, at which point such risk reaches a monitoring state. Cybersecurity risks are aggregated into strategic business risks and incorporated into the ERM program.

Cybersecurity Incidents
While we have experienced cybersecurity incidents in the past, there have been none to date which have materially affected, or are reasonably likely to materially affect, the Company, our financial position, results of operations and/or cash flows. We continue to invest in the cybersecurity and resiliency of our networks and to enhance our internal controls and processes, which are designed to help protect our systems and infrastructure, and the information they contain.

For more information regarding the risks we face from cybersecurity threats, please see “Item 1A. Risk Factors – Risks Related to Data Privacy, Intellectual Property and Cybersecurity.”
Item 2.    Properties
Our headquarters are located in Paris, France, in an approximately 9,216 square meter facility, under a lease agreement expiring in March 2031. In addition, we had 29 offices in 17 countries as of December 31, 2023. We currently lease space in data centers from third-party hosting providers to operate our servers located in the U.S. (Texas, Virginia), France, the Netherlands, Singapore and Japan. The properties are used by each of our segments. We believe that our facilities are adequate for our current needs.
Item 3.    Legal Proceedings
For a discussion of our legal proceedings, refer to Note. 20 Commitments and contingencies.
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
Holders
As of January 31, 2024, there were 36 holders of record of our ordinary shares and 125 participants in DTC that held our ADSs. The actual number of holders is greater, and includes beneficial owners whose ADSs are held in street name by brokers and other nominees. This number of holders of record and DTC participants also does not include holders whose shares may be held in trust by other entities.
ADS Performance Graph
The following graph matches our cumulative five-year total shareholder return on our ADSs with the cumulative total returns of the Russell 2000 Index and the Nasdaq Internet Index. The graph tracks the performance of a $100 investment in our ADSs and in each index (with the reinvestment of all dividends) from December 31, 2018 to December 31, 2023. The returns shown are based on historical results and are not intended to suggest future performance.

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
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
We spent $125 million on ADS repurchases in 2023, and we extended our previously authorized share repurchase program of up to $480 million of outstanding ADS to an increased amount of up to $630 million in February 2024. The following table provides certain information with respect to our purchases of our ADSs during the fourth fiscal quarter of 2023:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs(1)
October 1 to 31, 2023	88,865	$28.86	88,865	$144,170,852
November 1 to 30, 2023	318,322	$24.16	318,322	136,427,582
December 1 to 31, 2023	474,546	$24.91	474,546	124,601,156
Total	881,733		881,733	—
(1) In October 2021, the board of directors approved an extension of the long-term share repurchase program of up to $175 million of the Company's outstanding American Depositary Shares, and in February 2024, the board of directors further extended this long-term share repurchase program to a total of $630 million.
(2) Average price paid per share excludes any broker commissions paid.
Recent Sales of Unregistered Securities and Use of Proceeds
There were no unregistered sales of equity securities during 2023.
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
Further, any investment (i) by (a) an non-French citizen, (b) any French citizen not residing in France, (c) any non-French entity or (d) any French entity controlled by one of the aforementioned persons or entities, (ii) that will result in the relevant investor (a) acquiring control of any entity registered in France, (b) acquiring all or part of a business line of an entity registered in France, or (c) for non-EU or non-EEA investors crossing, directly or indirectly, alone or in concert, a 25% threshold of voting rights in an entity registered in France, and (iii) made in certain strategic industries, including activities likely to prejudice national defense interests, public policy or public security (such as cryptology, data capturing devices, data storage and IT systems) and research and development related to critical technologies (such as artificial intelligence and cybersecurity) is subject to the prior authorization of the French Ministry of Economy, which authorization may be conditioned on certain undertakings. For the purposes of (ii)(a) in the preceding sentence, ownership of at least 40% of our share capital or voting rights is regarded as a controlling interest, but a lower percentage might be held to be a controlling interest in certain circumstances depending upon factors such as the acquirer’s intention, the acquirer’s ability to elect directors, and financial reliance by the company on the acquirer.

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
Dividends paid to a U.S. Holder that has not filed the Form 5000 before the dividend payment date will be subject to French withholding tax at the rate of 12.8%, 25% in 2023, or 75% if paid in a non-cooperative State or territory (as defined in Article 238-0 A of the FTC). Such U.S. Holder may claim a refund from the French tax authorities of the amount withheld in excess of the Treaty rates of 15% or 5%, if any, provided that such holder duly completes and provides the French tax authorities with the treaty forms (Form 5000 and Form 5001) before December 31 of the second calendar year following the year during which the dividend is paid. Certain qualifying pension funds and certain other tax-exempt entities are subject to the same general filing requirements as other U.S. Holders except that they may have to supply additional documentation evidencing their entitlement to these benefits.
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

Taxation of Distributions

We do not currently expect to make distributions on our ADSs or ordinary shares. If we are not and have not been a PFIC (as discussed below in the section entitled “PFIC Rules”), in the event that we do make distributions of cash or other property, the following rules would apply. The gross amount of any distributions paid on ADSs or ordinary shares, other than certain pro rata distributions of ADSs or ordinary shares, will be treated as dividends to the extent paid out of our current or accumulated earnings and profits (as determined under U.S. federal income tax principles). To the extent such amount is treated as a dividend, it will generally be includible in the gross income of a U.S. Holder as dividend income on the day actually or constructively received by the U.S. Holder, in the case of ordinary shares, or by the depositary, in the case of ADSs.
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

If we are eligible for benefits under the Treaty, dividends we pay on our ADSs or ordinary shares, regardless of whether such ADSs or shares are considered readily tradable on an established securities market in the U.S., would be eligible for the reduced rates of taxation described in the preceding paragraph, provided the other conditions described above are satisfied. Further, as discussed below under “PFIC Rules”, although there can be no assurance that we will or will not be considered a PFIC for any taxable year, we believe we were not a PFIC for our 2022 taxable year and we do not anticipate that we will be a PFIC in the current and future taxable years. U.S. Holders should consult their tax advisors regarding the availability of the reduced tax rate on dividends in their particular circumstances.

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

Sale or Other Disposition of ADSs or Ordinary Shares

Subject to the discussion below under “PFIC Rules”, gain or loss realized on the sale or other disposition of ADSs or ordinary shares will be capital gain or loss, and will be long-term capital gain or loss if the U.S. Holder held the ADSs or ordinary shares for more than one year. The amount of the gain or loss will equal the difference between the U.S. Holder’s tax basis in the ADSs or ordinary shares disposed of and the amount realized on the disposition, in each case as determined in U.S. dollars. Long-term capital gain of individuals and certain other non-corporate U.S. Holders will generally be eligible for a reduced rate of taxation. The deductibility of a capital loss may be subject to limitations. Any capital gain or loss will generally be treated as U.S.-source gain or loss for U.S. foreign tax credit purposes, which will generally limit the availability of foreign tax credits.

PFIC Rules

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

Based on the value and composition of our assets, although not free from doubt, we do not believe we were a PFIC for the taxable year ended December 31, 2023, and we do not expect to be a PFIC in the current taxable year or the foreseeable future. Since a separate factual determination as to whether we are or have become a PFIC must be made each year (after the close of such year), we cannot assure you that we will not be or become a PFIC in the current year or any future taxable year.

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
We have reported our results as three reportable segments: Marketing Solutions, Retail Media and Iponweb.
Beginning in the first quarter of 2024 – following the completion of the integration of our Iponweb acquisition – our Chief Operating Decision Maker, who is our Chief Executive Officer (“CEO”), no longer receives disaggregated information for Iponweb. As such, we will update our segment financial reporting structure in line with how our CEO assesses performance and allocates resources. We will have two segments: Retail Media and Performance Media. Performance Media combines our former Marketing Solutions and Iponweb segments.

Full Year 2023 financial highlights
For the year ended December 31, 2023, revenue was $1,949.4 million, down 3% compared to the prior year, reflecting growth in Retail Media and Iponweb offset by lower revenue in Marketing Solutions. At constant currency, revenue was down 3%.

Gross profit for the year ended December 31, 2023 increased by 9% to $863.0 million, compared to the prior year, primarily due to lower traffic acquisition costs.
Contribution ex-TAC for the year ended December 31, 2023 increased by 10% to $1,022.6 million, compared to the prior year, driven by growth in Retail Media and Iponweb. At constant currency, Contribution ex-TAC increased by 11%. In Q4 2023, new solutions represented approximately 56% of Contribution excluding Traffic Acquisition Costs, or Contribution ex-TAC, which is a non-U.S. GAAP financial measure, compared to 47% in Q4 2022.
Net income for the year ended December 31, 2023 increased by 402% to $54.6 million, compared to the prior year, primarily due to lower traffic acquisition costs and lower operating expenses.
Adjusted EBITDA for the year ended December 31, 2023 increased by 13% to $301.8 million, compared to the prior year, primarily due to higher Contribution ex-TAC and planned cost reduction actions.

Cash flow from operating activities was $224.2 million for the year ended December 31, 2023, compared to $256.0 million in the prior year.

Trends, Opportunities and Challenges
We believe our performance and future success depend on several factors that present significant opportunities but also pose risks and challenges, including those referred to in Part I, Item 1A.
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

A.    Operating Results.
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
An accounting policy is deemed to be critical if it requires an accounting estimate to be made on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably possible could materially impact the financial statements. We believe estimates associated with (1) gross vs net assessment in revenue recognition, (2) income taxes, including i) recognition of deferred tax assets arising from the subsidiaries projected taxable profit for future years, ii) evaluation of uncertain tax positions associated with our transfer pricing policy and iii) recognition of income tax position in respect with tax reforms recently enacted in countries we operate, (3) assumptions used in valuing long-lived assets including intangible assets, and goodwill, and (4) assumptions surrounding the recognition and valuation of contingent liabilities and losses, are critical as they are made based on assumptions about matters which are uncertain. See Note 1. Principles and Accounting Methods to our audited consolidated financial statements beginning on page F-1 for a description of our other significant accounting policies.
Revenue Recognition - Gross vs Net Assessment
For revenue generated from arrangements that involve purchasing inventory from media owners, there is significant judgment in evaluating whether we are the principal, and report revenue on a gross basis, or the agent, and report revenue on a net basis. In this assessment, we consider if we obtain control of the specified goods or services before they are transferred to the customer, as well as other indicators such as the determination of the party primarily responsible for fulfillment of the promised service, inventory risk, and discretion in establishing price. The assessment of whether we are considered the principal or the agent in a transaction could impact our revenue and cost of revenue recognized in the consolidated statements of income.
For additional information regarding revenue and the assumptions used for determining our revenue recognition refer to Note 1. Principles and Accounting Methods of our financial statements.
Income taxes
We are subject to income taxes in France and numerous foreign jurisdictions. We record deferred taxes on all temporary differences between the financial reporting and tax bases of assets and liabilities, and on tax losses, using the liability method. The measurement of deferred income tax assets is reduced, if necessary, by a valuation allowance for any tax benefits which are not expected to be realized. If future taxable profits are considerably different from those forecasted that support recording deferred tax assets, we will have to revise downwards or upwards the amount of the deferred tax assets, which could have a significant impact on our financial results.
We also recognize tax benefits from uncertain tax positions only if we believe that it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position. These uncertain tax positions include our estimates for transfer pricing that have been developed based upon analyses of appropriate arms-length prices. Similarly, our estimates related to uncertain tax positions concerning research and development tax credits are based on an assessment of whether our available documentation corroborating the nature of our activities supporting the tax credits will be sufficient.
Valuation of Long-lived Assets including Goodwill, and Intangible Assets
We allocate the fair value of purchase consideration to the tangible assets acquired, liabilities assumed, and intangible assets acquired based on their estimated fair values. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill to reporting units based on the expected benefit from the business combination. Such valuations require management to make significant estimates and assumptions, especially with respect to intangible assets.

Significant estimates in valuing certain intangible assets include, but are not limited to, estimated replacement costs and future expected cash flows from acquired users, acquired technology, acquired patents, and trade names from a market participant perspective, useful lives, and discount rates. Management's estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. Allocation of purchase consideration to identifiable assets and liabilities affects our amortization expense, as acquired finite-lived intangible assets are amortized over the useful life, whereas any indefinite-lived intangible assets, including goodwill, are not amortized. During the measurement period, which is not to exceed one year from the acquisition date, we may record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. Upon the conclusion of the measurement period, any subsequent adjustments are recorded to earnings.

Goodwill is tested for impairment at the reporting unit level annually or more frequently if events or changes in circumstances would more likely than not reduce the fair value of a reporting unit below its carrying value. Goodwill has been allocated to segments using a relative fair value allocation approach. As of December 31, 2023, no impairment of goodwill has been identified.
Long-lived assets, including property and equipment and finite-lived intangible assets are reviewed for possible impairment whenever events or circumstances indicate that the carrying amount of such assets may not be recoverable. The evaluation is performed at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. Recoverability of these assets is measured by a comparison of the carrying amounts to the future undiscounted cash flows the assets are expected to generate from the use and eventual disposition. If such review indicates that the carrying amount of property and equipment and intangible assets is not recoverable, the carrying amount of such assets is reduced to fair value.
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
Components of Results of Operations
The key elements of our results of operations include:
Revenue
For Marketing Solutions, we generate revenues by delivering personalized display advertisements featuring product-level recommendations either directly to clients or to advertising agencies. Such products are generally sold based on a cost-per-click or cost-per-impression pricing models. Revenues are recognized when an ad is clicked on or displayed to the end user as that is when we transfer control of promised services directly to our clients in an amount that reflects the consideration to which we expect to be entitled to in exchange for those services. The cost-per-click or cost-per-impression we charge to the customers, varies depending on the optimization strategy of the Criteo engine, the dynamics and performance of the market, amongst other factors. Marketing solutions revenue is primarily recognized on a gross basis as we act as a principal in the transaction.
For Retail Media, we generate revenue by providing our platform to brands, agencies and retailers for the purchase and sale of digital advertising inventory. Generally, our revenue is based on a percentage of working media spend that runs through our platform. We earn revenue by applying a margin to the amount of working media spend that runs through the platform. The working media spend running through the platform depends on various factors, such as but not limited to, the number of customers using the platform and the budgets allocated by brands and agencies to the Criteo platform. The margin applied by Criteo to the working media spend is dependent on the market dynamics, sector and industry of the customers. Retail Media revenue is primarily recognized on a net basis, as we act as an agent in the transaction.
We act as agent in Iponweb as we (i) do not control the advertising inventory before it is transferred to our clients, (ii) do not have inventory risks because we do not purchase the inventory upfront and (iii) have limited discretion in establishing prices as we charge a fee based on a percentage of the digital advertising inventory traded through our solutions. Therefore, we report the revenue earned and related costs incurred by the Iponweb solutions on a net basis.

Refer to Note 1. Principles and Accounting Methods of our financial statements for a description of our revenue recognition policies.
Cost of Revenue
Our cost of revenue includes traffic acquisition costs and other cost of revenue. Traffic acquisition costs consist primarily of purchases of impressions from publishers on a CPM basis, incurred to generate our revenues, for the Marketing Solutions segment. We purchase impressions directly from publishers or third-party intermediaries, such as advertisement exchanges. We recognize cost of revenue on a publisher by publisher basis as incurred. Costs owed to publishers but not yet paid are recorded in our Consolidated Statements of Financial Position as trade payables. For a discussion of the trends we expect to see in traffic acquisition costs, see the section entitled " - Highlights and Trends - Contribution ex-TAC" in Item 7.E -Trend Information below.
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
Financial and Other Income (Expense)
Financial and Other Income (Expense) primarily consists of:
•Exchange differences arising on the settlement or translation into local currency of monetary balance sheet items labeled in euros (the Company's functional currency). At December 31, 2023, our exposure to foreign currency risk was centralized at parent company level and hedged. These exchange differences in euro are then translated into U.S. dollars (the Company's reporting currency) according to the average euro/U.S. dollar exchange rate.
•Interest received on our cash and cash equivalents and interest incurred on outstanding borrowings under our debt loan agreements and revolving credit facilities ("RCFs").
•Other income (expense) mainly arising from gains and losses on investments.

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
Results of Operations for the Years Ended December 31, 2023, 2022 and 2021
Revenue breakdown by segment

	Year Ended December 31,
	2023	2022	2021	2023 vs 2022	2022 vs 2021
	(in thousands)
Revenue as reported	$1,949,445	$2,017,003	$2,254,235	(3)%	(11)%
Conversion impact U.S. dollar/other currencies	8,927	147,636	(19,713)
Revenue at constant currency	$1,958,372	$2,164,639	$2,234,522	(3)%	(4)%

Marketing Solutions as reported	$1,617,973	$1,762,517	$2,007,239	(8)%	(12)%
Conversion impact U.S. dollar/other currencies	$10,969	$142,661	$(16,511)
Marketing Solutions at constant currency	$1,628,942	$1,905,178	$1,990,728	(8)%	(5)%

Retail Media as reported	$209,007	$202,317	$246,996	3%	(18)%
Conversion impact U.S. dollar/other currencies	$(1,143)	$4,975	$(3,202)
Retail Media at constant currency	$207,864	$207,292	$243,794	3%	(16)%

Iponweb revenue as reported	$122,465	$52,169	$—	135%	N/A
Conversion impact U.S. dollar/other currencies	$(899)
Iponweb revenue at constant currency	$121,566	$52,169	$—	133%	N/A

2023 Compared to 2022

Revenue in 2023 decreased $(67.6) million, or (3)% (or (3)% on a constant currency basis) to $2.0 billion compared to 2022.

The year-over-year decrease in revenue was driven by lower Marketing Solutions revenue, partially offset by the increase in Retail Media and Iponweb revenue. Marketing Solutions revenue decreased (8)% (or (8)% on a constant currency basis) to $1.6 billion for 2023, reflecting decreased spend from large clients, notably on our retargeting solutions, as they adjusted their advertising budgets to the uncertain macro economic environment.
Retail Media revenue increased 3% (or 3% on a constant currency basis) to $209.0 million for 2023, reflecting the strong performance with large retailers across the U.S. and EMEA, partially offset by the technical and transitory impact related to the client migration to the Company's platform. Criteo's platform accounted for most of Retail Media revenue for the year ended December 31, 2023, and its revenue is accounted for on a net basis. In 2022, close to 79% of Retail Media revenue was accounted for on a net basis, and as a result of this transition to a full platform business, the growth of Retail Media revenue was temporarily impacted. Reflecting the underlying economic performance, Retail Media's Contribution ex-TAC increased 26% (or 26% on a constant currency basis) in the year ended December 31, 2023, mainly driven by strength in the U.S. market.

2022 compared to 2021

Revenue in 2022 decreased $(237.2) million, or (11)% (or (4)% on a constant currency basis) to $2.0 billion compared to 2021. The year-over-year decrease in revenue was driven by lower Marketing Solutions revenue and the technical impact of the Retail Media transition to a full platform business, partially offset by the positive contribution from Iponweb. Marketing Solutions revenue decreased (12)% (or (5)% on a constant currency basis) to $1.8 billion for 2022, reflecting decreased spend from large clients, notably on our retargeting solutions, as they adjusted their advertising budgets to the current uncertain macro economic environment. Retail Media revenue decreased (18)% (or (16)% on a constant currency basis) to 202.3 million for 2022, as the strong performance with large retailers across the U.S. and EMEA was more than offset by the technical and transitory impact related to the ongoing client migration to the Company's platform. Criteo's platform accounted for the majority of Retail Media revenue, or close to 79% for the year ended December 31, 2022, and its revenue is accounted for on a net basis. In 2021, around 50% of Retail Media revenue was accounted for on a net basis, and as a result of this transition to a full platform business, the growth of Retail Media revenue was temporarily impacted. Reflecting the underlying economic performance, Retail Media's Contribution ex-TAC increased 29% (or 33% on a constant currency basis) in the year ended December 31, 2022, mainly driven by continued strength in Retail Media onsite, particularly in the U.S. market.

Revenue breakdown by region

	Year Ended December 31,			% change
	2023	2022	2021	2023 vs 2022	2022 vs 2021
	(in thousands)
Revenue as reported	$1,949,445	$2,017,003	$2,254,235	(3)%	(11)%
Conversion impact U.S. dollar/other currencies	8,927	147,636	(19,713)
Revenue at constant currency	$1,958,372	$2,164,639	$2,234,522	(3)%	(4)%

Americas
Revenue as reported	$887,247	$891,267	$916,825	—%	(3)%
Conversion impact U.S. dollar/other currencies	(2,638)	(596)	1,380
Revenue at constant currency	$884,609	$890,671	$918,205	(1)%	(3)%

EMEA
Revenue as reported	$672,610	$706,861	$844,312	(5)%	(16)%
Conversion impact U.S. dollar/other currencies	(28,430)	86,587	(24,324)
Revenue at constant currency	$644,180	$793,448	$819,988	(9)%	(6)%

Asia-Pacific
Revenue as reported	$389,588	$418,875	$493,098	(7)%	(15)%
Conversion impact U.S. dollar/other currencies	39,995	61,645	3,231
Revenue at constant currency	$429,583	$480,520	$496,329	3%	(3)%

2023 Compared to 2022

Our revenue in the Americas region decreased $(4.0) million or (0.5)% (or (1)% on a constant currency basis) to $887.2 million for 2023 compared to 2022. This reflects negative retail trends in Marketing Solutions and the impact of recognizing revenue on a net basis for clients transitioning to the Company's platform, partially offset by the continued strong performance of Retail Media, as the platform continues to scale with consumer brands and large retailers and growing network effects of the platform.

Our revenue in the EMEA region decreased $(34.3) million, or (5)% (or (9%) on a constant currency basis) to $672.6 million for 2023 compared to 2022. This decrease was driven by negative retail trends in Marketing Solutions, in particular in the UK and France, and the suspension of our business in Russia effective as of March 2022, partially offset by the positive performance of Retail Media across the region.

Our revenue in the Asia-Pacific region decreased $(29.3) million, or (7)% (or increased 3% on a constant currency basis) to $390 million for 2023 compared to 2022. The increase was driven by higher spend from retail clients in the region, in particular in Thailand and South Korea.
Additionally, $1,949 million of revenue for 2023 was negatively impacted by $8.9 million of currency fluctuations, particularly as a result of the appreciation of the Euro compared to the U.S. dollar.

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

Cost of Revenue

	Year Ended December 31,			% change
	2023	2022	2021	2023 vs 2022	2022 vs 2021
	(in thousands, except percentages)
Traffic acquisition costs	$(926,839)	$(1,088,779)	$(1,333,440)	(15)%	(18)%
Other cost of revenue	(159,562)	(133,024)	(138,851)	20%	(4)%
Total cost of revenue	$(1,086,401)	$(1,221,803)	$(1,472,291)	(11)%	(17)%
% of revenue	(56)%	(61)%	(65)%
Gross profit %	44%	39%	35%

	Year Ended December 31,			% change
	2023	2022	2021	2023 vs 2022	2022 vs 2021
	(in thousands, except percentages)
Marketing Solutions	(921,292)	(1,047,822)	(1,211,087)	(12)%	(13)%
Retail Media	(5,547)	(40,957)	(122,353)	(86)%	(67)%
Iponweb	—	—	—	—	—
Traffic Acquisition Costs	$(926,839)	$(1,088,779)	$(1,333,440)	(15)%	(18)%

2023 Compared to 2022
Cost of revenue for 2023 decreased $(135.4) million, or (11)%, compared to 2022. This decrease was primarily the result of a $(161.9) million, or (15)% decrease in traffic acquisition costs (or (14)% on a constant currency basis), partially offset by a $(26.5) million, or 20% increase in other cost of revenue.
The decrease in Marketing Solutions' traffic acquisition costs of (12)% (or (11)% decrease on a constant currency basis) related primarily to the (13)% decrease in the average CPM for inventory purchased, including lower CPMs for signal-limited environments where Criteo continues to perform, partially offset by a 1% increase in the number of impressions we purchased, reflecting our expanding relationships with existing and new publisher partners, in particular through direct connections, to support client demand for advertising campaigns.
Traffic acquisition costs in Retail Media decreased by (86)% reflecting the technical and transitory impact related to the client migration of our platform, as we recognize revenue on a net basis.

The increase in other cost of revenue includes an increase in hosting costs of $27.9 million and other cost of sales of $3.7 million mostly related to Iponweb offset by a decrease of $(5.1) million in depreciation of data center servers.
2022 Compared to 2021
Cost of revenue for 2022 decreased $(250.5) million, or (17)%, compared to 2021. This decrease was primarily the result of a $(244.7) million, or (18)% decrease in traffic acquisition costs (or (14)% on a constant currency basis), and by a $(5.8) million, or (4)% decrease in other cost of revenue.
The decrease in Marketing Solutions' traffic acquisition costs of (13)%, related primarily to the (25)% decrease (or (14)% decrease on a constant currency basis) in the average CPM for inventory purchased, including lower CPMs for signal-limited environments where Criteo continues to perform, partially offset by a 15% increase in the number of impressions we purchased, reflecting our expanding relationships with existing and new publisher partners, in particular through direct connections, to support client demand for advertising campaigns.
Traffic acquisition costs in Retail Media decreased by (67)% reflecting the technical and transitory impact related to the client migration of our platform, as we recognize revenue on a net basis.
The decrease in other cost of revenue includes a $10.2 million decrease in allocated depreciation and amortization expense and a $0.2 million in data acquisition costs, partially offset by $(3.3) million increase in hosting costs, $(1.3) million increase in other cost of sales mainly due to the digital tax and proceeds from disposal of data center equipments.

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
The below table provides a reconciliation of Contribution ex-TAC to gross profit:

	Year Ended December 31,			% change
	2023	2022	2021	2023 vs 2022	2022 vs 2021
	(in thousands)
Gross Profit	863,044	795,200	781,944	9%	2%
Other Cost of Revenue	159,562	133,024	138,851	20%	(4)%
Contribution ex-TAC	1,022,606	928,224	920,795	10%	1%

The following table sets forth our revenue and Contribution ex-TAC by segment:

		Year Ended December 31,			% change
	Segment	2023	2022	2021	2023 vs 2022	2022 vs 2021
		(in thousands)
Revenue	Marketing Solutions	$1,617,973	$1,762,517	$2,007,239	(8)%	(12)%
	Retail Media	209,007	202,317	246,996	3%	(18)%
	Iponweb	122,465	52,169	—	135%	—%
	Total	1,949,445	2,017,003	2,254,235	(3)%	(11)%

Contribution ex-TAC	Marketing Solutions	696,681	714,695	796,152	(3)%	(10)%
	Retail Media	203,460	161,360	124,643	26%	29%
	Iponweb	122,465	52,169	—	135%	—%
	Total	1,022,606	928,224	920,795	10%	1%

Gross Profit increased $67.8 million, or 9% for the twelve months ended December 31, 2023 compared to the twelve months ended December 31, 2022, and Contribution ex-TAC increased $94.4 million, or 10% for the twelve months ended December 31, 2023 compared to the twelve months ended December 31, 2022. The increase in Gross Profit and Contribution ex-TAC was primarily due to the growth in Retail Media and the contribution from Iponweb. This was partially offset by a decline in Marketing Solutions.
Gross Profit increased $13.3 million, or 2% for the twelve months ended December 31, 2022 compared to the twelve months ended December 31, 2021, and Contribution ex-TAC increased $7.4 million, or 1% for the twelve months ended December 31, 2022 compared to the twelve months ended December 31, 2021. The increase in Gross Profit and Contribution ex-TAC was primarily due to the growth in Retail Media, partially offset by a decline in Marketing Solutions.

Constant Currency Reconciliation

	Year Ended December 31,			% change
	2023	2022	2021	2023 vs 2022	2022 vs 2021
	(in thousands)
Revenue as reported	$1,949,445	$2,017,003	$2,254,235	(3)%	(11)%
Conversion impact U.S. dollar/other currencies	8,927	147,636	(19,713)
Revenue at constant currency	$1,958,372	$2,164,639	$2,234,522	(3)%	(4)%

Traffic acquisition costs as reported	$(926,839)	$(1,088,779)	$(1,333,440)	(15)%	(18)%
Conversion impact U.S. dollar/other currencies	(5,815)	(63,434)	12,263
Traffic acquisition cost at constant currency	$(932,654)	$(1,152,213)	$(1,321,177)	(14)%	(14)%

Contribution ex-TAC as reported	$1,022,606	$928,224	$920,795	10%	1%
Conversion impact U.S. dollar/other currencies	3,112	84,202	(7,450)
Contribution ex-TAC at constant currency	$1,025,718	$1,012,426	$913,345	11%	10%

Other cost of revenue as reported	$(159,562)	$(133,024)	$(138,851)	20%	(4)%

Gross profit as reported	$863,044	$795,200	$781,944	9%	2%

Research and Development Expenses

	Year Ended December 31,			% change
	2023	2022	2021	2023 vs 2022	2022 vs 2021
	(in thousands, except percent of revenue)
Research and development expenses	$(242,289)	$(187,596)	$(151,817)	29%	24%
% of revenue	(12)%	(9)%	(7)%

2023 Compared to 2022
Research and development expenses for 2023 increased $54.7 million, or 29%, compared to 2022. This increase mainly related to an increase in stock based compensation related to Iponweb acquisition, amortization of Iponweb acquisition-related intangible assets and the headcount-related expenses

2022 Compared to 2021
Research and development expenses for 2022 increased $35.8 million, or 24%, compared to 2021. This increase mainly related to an increase in headcount-related expenses and the amortization of Iponweb acquisition-related intangible assets.

Sales and Operations Expenses

	Year Ended December 31,			% change
	2023	2022	2021	2023 vs 2022	2022 vs 2021

	(in thousands, except percent of revenue)
Sales and operations expenses	$(406,012)	$(377,996)	$(325,616)	7%	16%
% of revenue	(21)%	(19)%	(14)%

2023 Compared to 2022
Sales and operations expenses for 2023 increased $28.0 million, or 7%, compared to 2022. This increase was mainly driven by an increase in headcount-related costs and stock based compensation offset by a decrease in marketing expenses.

2022 Compared to 2021
Sales and operations expenses for 2022 increased $52.4 million, or 16%, compared to 2021. This increase was mainly driven by an increase in headcount-related costs and the amortization of Iponweb acquisition-related intangible assets.

General and Administrative Expenses

	Year Ended December 31,			% change
	2023	2022	2021	2023 vs 2022	2022 vs 2021
	(in thousands, except percent of revenue)
General and administrative expenses	$(137,525)	$(205,330)	$(152,634)	(33)%	35%
% of revenue	(7)%	(10)%	(7)%
2023 Compared to 2022
General and administrative expenses for 2023 decreased $(67.8) million, or (33)%, compared to 2022. This decrease was mainly related to the partial reversal of the loss contingency related to the CNIL matter from the prior year as described in Note 20.
2022 Compared to 2021
General and administrative expenses for 2022 increased $52.7 million, or 35%, compared to 2021. This increase was mainly related to the loss contingency related to the CNIL matter as described in Note 20 and an increase in headcount-related costs.

Financial and Other Income (Expense)

	Year Ended December 31,			% change
	2023	2022	2021	2023 vs 2022	2022 vs 2021
	(in thousands, except percent of revenue)
Financial and Other Income (Expense)	$(2,490)	$17,783	$1,939	(114)%	817%
% of revenue	(0.1)%	0.9%	0.1%
2023 Compared to 2022
Financial and Other Income for 2023 decreased by $(20.3) million, or (114)% compared to 2022. The $(2.5) million financial and other expense for the period ended December 31, 2023 was mainly driven by proceeds from disposal of non consolidated investments fully offset by the recognition of a negative impact of foreign exchange, the accretion of earn-out liability related to Iponweb acquisition and financial expense relating to our €407 million available Revolving Credit Facility (RCF). At December 31, 2023, our exposure to foreign currency risk was centralized at Criteo S.A. and hedged using foreign currency swaps or forward purchases or sales of foreign currencies.
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

Provision for Income Taxes

	Year Ended December 31,			% change
	2023	2022	2021	2023 vs 2022	2022 vs 2021
	(in thousands, except percent information)
Provision for income tax expense (benefit)	$20,084	$31,186	$16,169	(36)%	93%
% of revenue	1%	2%	1%
Effective tax rate	26.9%	74.1%	10.5%
2023 Compared to 2022
The provision for income taxes for 2023 decreased by $(11.1) million, or (36)%, compared to 2022, due to the non deductible loss contingency related to the CNIL matter as described in Note 20.
The annual effective tax rate for 2023 was 26.9%, compared to an annual effective tax rate of 74.1% for 2022. The annual effective tax rate differs from the statutory rates primarily due to the impact of the domestic tax deduction applicable to technology royalty income we received from our subsidiaries, differences in tax rates in foreign jurisdictions, tax loss carryforwards in certain foreign subsidiaries, non-recognition of deferred tax assets related to tax losses and temporary differences, recognition of previously unrecognized tax losses and equity awards compensation expense.
In 2023, our income before taxes increased by $32.7 million to $74.7 million, compared to 2022, generating a $19.3 million theoretical income tax expense at a nominal standard French tax rate of 25.82%. This theoretical tax expense is impacted mainly by the following items contributing to a $20.1 million effective tax expense and a 26.9% effective tax rate: $8.8 million of net effect of share-based compensation, $2.8 million of permanent differences mainly employee costs, $0.9 million of deferred tax assets on which we recognized a valuation allowance, offset by $4.3 million tax deduction resulting from technology royalty income we received from our subsidiaries, $5.5 million resulting from the non-tax deductible provision following the loss contingency on regulatory matters (refer to Note 20), and the recognition or reversal of valuation allowance on deferred tax assets of $1.8 million. Please see Note 18 to our audited consolidated financial statements for more detailed information on the provision for income taxes.
Amounts recognized in our Consolidated Financial Statements are calculated at the level of each subsidiary within our Consolidated Financial Statements.
As at December 31, 2023, 2022 and 2021, the valuation allowance against net deferred income taxes amounted to $29.8 million, $31.1 million and $35.0 million, which related mainly to Criteo Corp. ($5.7 million, $5.7 million and $5.7 million, respectively), Criteo Brazil ($2.7 million, $3.3 million and $2.7 million, respectively), Criteo Ltd ($10.7 million, $8.1 million and $7.6 million, respectively), Criteo Singapore ($1.2 million, $1.5 million and $4.2 million), Criteo Pty ($2.9 million, $2.6 million and $2.7 million) and Criteo France ($5.0 million, $6.5 million and $6.2 million, respectively).

2022 Compared to 2021
The provision for income taxes for 2022 increased by $15.0 million, or 93%, compared to 2021, due to the non deductible loss contingency related to the CNIL matter as described in Note 20.
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

In 2022, our income before taxes decreased by $111.8 million to $42.1 million, compared to 2021, generating a $10.9 million theoretical income tax expense at a nominal standard French tax rate of 25.82%. This theoretical tax expense is impacted mainly by the following items contributing to a 31.2 million effective tax expense and a 74.1% effective tax rate: $1.7 million of deferred tax assets on which we recognized a valuation allowance, $16.9 million resulting from the non-tax deductible provision following the loss contingency on regulatory matters (refer to Note 20) , $6.2 million of permanent differences (mainly employee costs and intercompany transactions), $1.6 million related to the French business tax, Cotisation sur la Valeur Ajoutée des Entreprises, or “CVAE”, and $2.9 million of net effect of share-based compensation offset by a $6.7 million tax deduction resulting from technology royalty income we received from our subsidiaries, $2.9 million Research and Development tax credit in France, and the recognition or reversal of valuation allowance on deferred tax assets of $1.3 million. Please see Note 18 to our audited consolidated financial statements for more detailed information on the provision for income taxes.
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

	Year Ended December 31,			% change
	2023	2022	2021	2023 vs 2022	2022 vs 2021
	(in thousands, except percent information)
Net Income (loss)	$54,644	$10,875	$137,647	402%	(92)%
Adjustments:
Financial (Income) expense	$2,805	$(17,053)	1,044	(116)%	(1,733)%
Provision for income taxes (benefit)	$20,084	$31,186	16,169	(36)%	93%
Equity awards compensation expense	$99,222	$65,035	44,955	53%	45%
Pension service costs	$401	$1,756	1,324	(77)%	33%
Depreciation and amortization expense	$99,653	$89,018	88,402	12%	1%
Acquisition-related costs	$1,894	$12,584	11,256	(85)%	12%
Net loss contingency on regulatory matters	$(21,632)	$63,221	—	(134)%	NM
Restructuring, integration and transformation costs	$44,727	$10,677	21,698	319%	(51)%
Total net adjustments	$247,154	$256,424	$184,848	(4)%	39%
Adjusted EBITDA	$301,798	$267,299	$322,495	13%	(17)%

The following table presents our Adjusted EBITDA on a comparative basis:

	Year Ended December 31,			% change
	2023	2022	2021	2023 vs 2022	2022 vs 2021
	(in thousands, except percent information)
Net Income	$54,644	$10,875	$137,647	402%	(92)%
Adjusted EBITDA	$301,798	$267,299	$322,495	13%	(17)%

Net income increased $43.8 million, or 402% for the twelve months ended December 31, 2023 compared to the twelve months ended December 31, 2022, and Adjusted EBITDA increased $34.5 million, or 13% for the twelve months ended December 31, 2023 compared to the twelve months ended December 31, 2022. The increase in Net Income and Adjusted EBITDA was primarily due to higher Contribution ex-TAC, cost reduction actions and less income taxes, and by higher Contribution ex-TAC and cost reductions actions, respectively.

Net income decreased $(126.8) million, or (92)% for the twelve months ended December 31, 2022 compared to the twelve months ended December 31, 2021, and Adjusted EBITDA decreased $(55.2) million, or (17)% for the twelve months ended December 31, 2022 compared to the twelve months ended December 31, 2021. The decrease in Net Income was primarily due to the CNIL penalty and increased income taxes offset by financial income. The adjusted EBITDA decrease was mainly due to our Iponweb acquisition.

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

	Three Months Ended
	December 31, 2023	September 30, 2023	June 30, 2023	March 31, 2023	December 31, 2022	September 30, 2022	June 30, 2022	March 31, 2022
	(in thousands)
Consolidated Statements of Income Data:
Revenue	$566,302	$469,193	$468,934	$445,016	$564,425	$446,921	$495,090	$510,567
Cost of revenue
Traffic acquisition costs (1)	(249,926)	(223,798)	(228,717)	(224,398)	(281,021)	(233,543)	(280,565)	(293,650)
Other cost of revenue	(39,750)	(40,268)	(40,435)	(39,109)	(36,810)	(33,771)	(29,550)	(32,893)
Gross profit	276,626	205,127	199,782	181,509	246,594	179,607	184,975	184,024
Operating expenses
Research and development expenses	(48,402)	(62,522)	(67,775)	(63,590)	(69,348)	(42,725)	(41,496)	(34,027)
Sales and operations expenses	(97,687)	(94,572)	(112,511)	(101,242)	(99,633)	(90,051)	(99,313)	(88,999)
General and administrative expenses	(42,219)	(36,599)	(18,537)	(40,170)	(28,969)	(42,353)	(100,672)	(33,336)
Total operating expenses	(188,308)	(193,693)	(198,823)	(205,002)	(197,950)	(175,129)	(241,481)	(156,362)
Income (loss) from operations	88,318	11,434	959	(23,493)	48,644	4,478	(56,506)	27,662
Financial and Other income (expense)	(4,498)	(2,967)	(1,852)	6,827	(6,144)	3,485	16,412	4,030
Income (loss) before taxes	83,820	8,467	(893)	(16,666)	42,500	7,963	(40,094)	31,692
Provision for income taxes	(21,769)	(1,832)	(1,078)	4,595	(26,451)	(1,442)	7,121	(10,414)
Net income (loss)	$62,051	$6,635	$(1,971)	$(12,071)	$16,049	$6,521	$(32,973)	$21,278
Net income (loss) available to shareholders of Criteo S.A.	61,017	6,927	(2,876)	(11,809)	15,400	6,579	(33,614)	20,587

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
Since 2013, the Company has had a foreign currency risk management policy in place. At December 31, 2023, our exposure to foreign currency risk was centralized at Criteo S.A. and hedged using foreign currency swaps or forward purchases or sales of foreign currencies.

Foreign Currency Risk
A hypothetical 10% increase or decrease of the Pound Sterling, the Euro, the Japanese yen or the Brazilian real against the U.S. dollar would have impacted the Condensed Consolidated Statements of Income as follows:

	Year Ended December 31,
	2023		2022		2021
	(in thousands)
GBP/USD	+10%	-10%	+10%	-10%	+10%	-10%
Net income impact	$(86)	$86	$(444)	$444	$(351)	$351

	Year Ended December 31,
	2023		2022		2021
	(in thousands)
BRL/USD	+10%	-10%	+10%	-10%	+10%	-10%
Net income impact	$220	$(220)	$(235)	$235	$(38)	$38

	Year Ended December 31,
	2023		2022		2021
	(in thousands)
JPY/USD	+10%	-10%	+10%	-10%	+10%	-10%
Net income impact	$408	$(408)	$2,489	$(2,489)	$619	$(619)

	Year Ended December 31,
	2023		2022		2021
	(in thousands)
EUR/USD	+10%	-10%	+10%	-10%	+10%	-10%
Net income impact	$156	$(156)	$(2,169)	$2,169	$11,162	$(11,162)

Counterparty Risk
As of December 31, 2023, we show a positive net cash position. We utilize cash pooling arrangements, reinforcing cash management centralization. Investment and financing decisions are governed by our Investment and Risk Management Policy and carried out by our internal central treasury function, ensuring investments are entered into with high credit ratings, balanced counterparties.

Liquidity Risk
We are mainly exposed to changes of foreign currency exchange rate fluctuations.
Sources of Liquidity
Our principal sources of liquidity are our cash and cash equivalents and cash generated from operations. We have never declared or paid any cash dividends on our ordinary shares. We do not anticipate paying cash dividends on our equity securities in the foreseeable future.
We are party to a loan agreement and several RCFs with third-party financial institutions. Our loan and RCF agreements as of December 31, 2023 are presented in the table below:

	Nominal/ Authorized amounts (RCF Only)	Amount drawn as of December 31, 2023 (RCF only)	Amount Outstanding as of December 31, 2023
Nature	(in thousands)			Interest rate	Settlement date

Bank Syndicate RCF - September 2022 (1)	€407,000	€—	€—	Floating rate: EURIBOR / SOFR + margin depending on leverage ratio	September 2027
For additional information regarding our RCF agreement, please refer to Note 11 - Financial Liabilities and Note 20 - Commitments.
This RCF is unsecured and contain customary events of default and covenants, including compliance with a total net debt to adjusted EBITDA ratio and restrictions on the incurrence of additional indebtedness. At December 31, 2023, we were in compliance with the leverage ratio.
We are also party to short-term credit lines and overdraft facilities with HSBC Holdings plc, LCL and BNP Paribas. We are authorized to draw up to a maximum of €21.5 million ($23.8 million) in the aggregate under those short-term credit lines and overdraft facilities. As of December 31, 2023, we had not drawn on either of these facilities. Our banks have the ability to terminate such facilities on short notice.
Our cash and cash equivalents and restricted cash at December 31, 2023 were held for working capital and general corporate purposes, which could include acquisitions, and amounted to $411.3 million as of December 31, 2023. The $(36.9) million decrease in cash and cash equivalents compared with December 31, 2022 primarily resulted from a decrease of $(31.7) million in cash from operating activities and a $57.4 million decrease in cash used for investing activities, partially offset by an increase of $34.2 million in cash used for financing activities. In addition, the cash flows were also negatively impacted by $(5.2) million due to foreign exchange rates impact on our consolidated cash position in USD over the period. We do not enter into investments for trading or speculative purposes. Our policy is to invest any cash in excess of our immediate requirements in investments designed to preserve the principal balance and provide liquidity. Accordingly, our cash and cash equivalents are invested primarily in demand deposit accounts and term deposit accounts.
Furthermore, Criteo had financial liquidity of approximately $837.4 million, including its cash position, short term investments, its Revolving Credit Facility and treasury shares available for acquisitions as of December 31, 2023. Overall, we believe that our current financial liquidity, combined with our expected cash-flow generation in 2023, enables financial flexibility and the meeting of all material contractual obligations.
We have also reserved $75 million in cash (classified as Restricted cash on our Consolidated Statements of Financial Position) to fund the earn-out liability obligations, resulting from the Iponweb acquisition (refer to Note 2).
Share Buy-back Programs
In December 2021, we completed a $100 million share repurchase program. In 2022, we completed an additional $136 million share repurchase, and in 2023, we completed an additional $125 million share repurchase program.

All above programs have been implemented under our multi-year authorization granted by Board of Directors. On February 1, 2024, this authorization was extended to a total amount of $630 million. Other than these repurchase programs, we intend to retain all available funds and any future earnings to fund our growth.
Operating and Capital Expenditure Requirements
In 2023, 2022 and 2021, our actual capital expenditures were $114.3 million, $55.8 million and $53.0 million, respectively, primarily related to the acquisition of data center and server equipment, and internal IT systems. We expect our capital expenditures to remain at, or slightly below, 5% of revenue for 2024, as we plan to continue to build, reshape and maintain additional data center equipment capacity in all regions and increase our investments supporting our new work from home policy as part of our office right sizing program.
On March 2023, we acquired all of the outstanding shares of Brandcrush Pty Ltd. In 2022 we entered into a definitive purchase agreement which resulted in the Iponweb acquisition for $(135.5) million of cash consideration paid. In 2021 we acquired all of the outstanding shares of Doobe In Site Ltd. ("Mabaya"), financed by available cash resources.
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
Historical Cash Flows
The following table sets forth our cash flows for 2023, 2022 and 2021 :

	Year Ended December 31,
	2023	2022	2021
	(in thousands)

Cash flows provided by operating activities	$224,246	$255,985	$220,913
Cash used in investing activities	(108,712)	(166,119)	(76,367)
Cash used for financing activities	$(147,254)	$(113,044)	$(80,117)
Our cash and cash equivalents at December 31, 2023 were held for working capital and general corporate purposes, which could include acquisitions. The decrease in cash and cash equivalents compared with December 31, 2022, primarily resulted from an increase of $224.2 million in cash flows from operating activities fully offset by a decrease of $(108.7) million in cash flows used for investing activities and a decrease of $(147.3) million in cash flows used for financing activities.
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
In 2023, net cash flows provided by operating activities were $224.2 million and consisted of net income of $54.6 million, $103.4 million in adjustments for non-cash and non-operating items and $66.2 million of cash flows from working capital. Adjustments for non-cash and non-operating items mainly consisted of depreciation and amortization expense of $72.3 million, equity awards compensation expense of $97.2 million, partially offset by a $(43.3) million payment of a contingent liability for regulatory matters. In 2023, our cash generated by operating activities benefited from strong working capital leverage.
The $66.2 million increase in cash resulting from changes in working capital primarily consisted of a $(0.7) million decrease due to changes in operating lease liabilities and right of use assets, a $(8.5) million increase in other current assets (including prepaid expenses and VAT receivables) and a $(56.3) million increase in accounts receivable partially offset by a $43.8 million increase in accrued expenses such as payroll and payroll related expenses and VAT payables and a $87.9 million increase in accounts payable. The increase in accounts receivable and in accounts payable is mainly due to seasonality.
In 2022, net cash flows provided by operating activities were $256.0 million and consisted of net income of $10.9 million, $185.0 million in adjustments for noncash and non-operating items and $60.1 million of cash flows from working capital. Adjustments for non-cash and non-operating items primarily consisted of depreciation and amortization expense of $150.3 million, equity awards compensation expense of $65.0 million, changes in deferred tax assets of $3.6 million, partially offset by $(11.0) million of accrued income taxes net of income tax paid and $(22.9) million of other non-cash and non-operating items. In 2022, our cash generated by operating activities benefited from strong working capital leverage, largely due to the impact from strong collections, in particular Iponweb, which has favorable seasonality in the fourth quarter.
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
In 2023, net cash flows used in investing activities were $108.7 million and consisted of $114.3 million for purchases of servers and other data-center equipment and capitalized software development costs, $6.8 million payment for a business acquisition, partially offset by a $3.6 million change in other non-current financial assets resulting from investments in Marketable Securities (see Note 4), and $8.8 million in proceeds from the sale of a non consolidated investment.
In 2022, net cash flows used in investing activities were $166.1 million and consisted of $55.8 million for purchases of servers and other data-center equipment and capitalized software development costs, $138.0 million for business acquisitions and $27.8 million change in other non-current financial assets resulting from investments in Marketable Securities (see Note 5).
In 2021, net cash flows used in investing activities were $76.4 million and consisted of $53.0 million for purchases of servers and other data-center equipment and capitalized software development costs, $10.4 million for business acquisitions and $12.9 million change in other non-current financial assets resulting from investments in Marketable Securities (see Note 5).

Financing Activities
In 2023, net cash used in financing activities was $147.3 million mainly resulting from the $125.5 million impact from our share repurchase program, a $(22.0) million payout of the current portion of the earn-out liability resulting from the Iponweb Acquisition, partially offset by $1.9 million in proceeds from stock-options exercises.
In 2022, net cash used in financing activities was $113.0 million mainly resulting from the $135.7 million impact from our share repurchase program, partially offset by $21.9 million change relating to the recognition of a positive impact of foreign exchange reevaluations net of related hedging and $1.0 million in proceeds from stock-options exercises.
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
The following table discloses aggregate information about material contractual obligations and periods in which payments were due as of December 31, 2023. Future events could cause actual payments to differ from these estimates.

	Less than 1 year	1 to 5 years	More than 5 years	Total
	(in thousands of U.S. Dollars)
Operating Leases	37,121	72,970	13,059	123,150
Other purchase obligations	53,623	8,286	3,097	65,006
Total	$90,744	$81,256	$16,156	$188,156

Material Cash Requirements
We currently anticipate that our available funds and cash flow from operations and financing activities will be sufficient to meet our operational cash needs and fund our share repurchase program for at least the next 12 months and thereafter for the foreseeable future. We continuously evaluate our liquidity and capital resources, including our access to external capital, to ensure we can finance our future capital requirements.
Leases and Contractual Commitments
Our operating lease obligations mostly include offices and data centers. Our finance lease obligations mostly include certain network infrastructure. Our restructuring efforts to sublease, early terminate or abandon several office buildings under operating leases did not materially change our operating lease obligations.
Our contractual commitments are primarily related to our investments in network infrastructure, servers, and consumer hardware products in Reality Labs.
Contingent Consideration
As part of the Iponweb Acquisition that was completed in August 2022, the Sellers are entitled to contingent consideration of a maximum of $100.0 million, which is conditioned upon the achievement of certain revenue targets by the Iponweb business for the 2022 and 2023 fiscal years. The related earn out liability is valued and discounted using management's best estimate of the consideration that will be paid in 2024 (current portion). See Note 13 - Other Current Liabilities.
Contingencies
We are involved in legal proceedings, claims, and regulatory, tax or government inquiries and investigations. We record a liability when we believe that it is both probable that a liability has been incurred, and that the amount can be reasonably estimated. If we determine there is a reasonable possibility that we may incur a loss and the loss or range of loss can be estimated, we disclose the possible loss in the accompanying notes to the consolidated financial statements to the extent material. Significant judgment is required to determine both probability and the estimated amount of loss. Such matters are inherently unpredictable and subject to significant uncertainties, some of which are beyond our control. Should any of these estimates and assumptions change or prove to be incorrect, it could have a material impact on our results of operations, financial position, and cash flows.
See 12. Leases, 13. Other Current Liabilities and Non Current Liabilities , 20. Commitments and contingencies, and 18. Income Taxes in the notes to the consolidated financial statements included in Part II, Item 8, and "Legal Proceedings" contained in Part I, Item 3 of this Form 10-K for additional information regarding leases and contractual commitments, long-term debt, taxes, and contingencies.

E.    Trend Information
Key Metrics
We review three key metrics to help us monitor the performance of our business and to identify trends affecting our business. These key metrics include number of clients, Contribution ex-TAC, and Adjusted EBITDA. We believe these metrics are useful to understanding the underlying trends in our business. The following table summarizes our key metrics for 2023, 2022 and 2021.

	Year Ended December 31,
	2023	2022	2021
	(in thousands, except number of clients)

Number of clients (1)	18,197	18,990	N/A
Contribution ex-TAC	$1,022,606	$928,224	$920,795
Adjusted EBITDA	$301,798	$267,299	$322,495
(1) In the first quarter of 2023, we streamlined our client count methodology which is now based on unique billing accounts while the previous methodology included clients from whom Criteo has received a signed contract or an insertion order during the previous 12 months. The new methodology led to the consolidation of some clients accounts but does not change the underlying activity or the overall trends.
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
Our management views our Contribution ex-TAC as a key measure to evaluate, plan and make decisions on our business activities and sales performance. In particular, we believe this can provide a useful measure for period-to-period comparisons of our business. Accordingly, we believe that Contribution ex-TAC provides useful information to investors and others in understanding and evaluating our results of operations in the same manner as our management and board of directors. Contribution ex-TAC is not a measure calculated in accordance with U.S. GAAP. Please see above for a discussion of the limitations of Contribution ex-TAC and a reconciliation of Contribution ex-TAC to gross profit, the most comparable U.S. GAAP measure, for 2022 and 2023.
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

Highlights and Trends
Number of Clients
Since our inception, we have significantly grown the number of clients with which we do business. We had approximately 18,200 clients as of December 31, 2023, down slightly compared to our client base as of December 31, 2022.
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
We define client retention rate as the percentage of live clients during the previous quarter that continued to be live clients during the current quarter. This metric is calculated on a quarterly basis, and for annual periods, we use an average of the quarterly metrics. We define a live client as a client whose advertising campaign has or had been generating revenue for us on any day over the relevant measurement period. In each of 2023, 2022 and 2021, our client retention rate was approximately 90%.
Seasonality
Our client base consists primarily of businesses in the digital Retail, Travel and Classifieds industries, which we define as commerce clients. In the digital Retail industry and the consumer brand verticals in particular, many businesses devote the largest portion of their advertising spend to the fourth quarter of the calendar year, to coincide with increased holiday spending by consumers. With respect to Criteo Retail Media and Iponweb, the concentration of advertising spend in the fourth quarter of the calendar year is particularly pronounced. Our Retail clients typically conduct fewer advertising campaigns in the first and second quarters than they do in other quarters, while our Travel clients typically increase their travel campaigns in the first and third quarters and conduct fewer advertising campaigns in the second quarter. As a result, our revenue tends to be seasonal in nature, but the impact of this seasonality has, to date, been partly offset by our significant growth and geographic expansion. If the seasonal fluctuations become more pronounced, our operating cash flows could fluctuate materially from period to period.
Contribution ex-TAC
Our Contribution ex-TAC for 2023 was 1,022.6 million, a 11% increase over 2022, at constant currency. This performance was mainly driven by growth in Retail Media and the contribution from Iponweb. We are focused on maximizing our Contribution ex-TAC on an absolute basis. We believe this focus builds sustainable long-term value for our business by fortifying a number of our competitive strengths, including access to digital advertising inventory, breadth and depth of data and continuous improvement of the Criteo AI Engine’s performance, allowing us to deliver more relevant advertisements at scale.
Adjusted EBITDA
Our Adjusted EBITDA for 2023 was $301.8 million, a 13% increase over 2022. Our increase in Adjusted EBITDA for 2023 compared to 2022 was primarily the result of the 10% increase in Contribution ex-TAC over the period, partly offset by a 5% increase in our Non-GAAP operating expenses. This drove a 30% adjusted EBITDA margin in 2023. We delivered $70 million in cost savings, while continuing to invest for growth, which drove a higher Adjusted EBITDA margin as a percentage of Contribution ex-TAC compared to 2022. Going forward, we intend to continue to right size our organization and optimize our operating model while continuing investments in our multi-pronged addressability strategy and scaling Retail Media capabilities. Adjusted EBITDA is not a measure calculated in accordance with U.S. GAAP. Please see above for a discussion of the limitations of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to net income, the most comparable U.S. GAAP measure.

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
The information required by Item 8 is set forth on pages F-1 through F-46 of this Form 10-K.
Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
There have been no changes in our independent registered public accounting firm, Deloitte & Associés, or disagreements with our accountants on matters of accounting and financial disclosure.
Item 9A.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Criteo carried out an evaluation as of December 31, 2023, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Disclosure controls and procedures are controls and other procedures designed to reasonably assure that information required to be disclosed in our reports filed or furnished under the Exchange Act, such as this Form 10-K, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.
Disclosure controls and procedures are also designed to reasonably assure that this information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure.
Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2023, our disclosure controls and procedures were effective to provide reasonable assurance.

Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Our management assessed, with the oversight of our board of directors, the effectiveness of our internal control over financial reporting as of December 31, 2023. In making this assessment, our management used the criteria established in the Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management has concluded that the Company's internal control over financial reporting was effective as of December 31, 2023. The effectiveness of the Company's internal control over financial reporting as of December 31, 2023 has been audited by Deloitte & Associés, our independent registered public accounting firm, as stated in its attestation report, which appears on page F-2 of this Form 10-K.

Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that occurred during the quarter ended December 31, 2023, that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 9B.    Other Information
During the three months ended December 31, 2023, no directors or Section 16 officers of the Company adopted or terminated any Rule 10b5-1 trading arrangement or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408 of Regulation S-K.
Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections
Not applicable.

PART III
Item 10.    Directors, Executive Officers and Corporate Governance
The information required by this item (other than the information set forth in the next paragraph in this Item 10) will be included in our definitive proxy statement with respect to our 2024 Annual Meeting of Shareholders to be filed with the SEC, and is incorporated herein by reference.
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
Item 11.    Executive Compensation
The information called for by this item will be included in our definitive proxy statement with respect to our 2024 Annual Meeting of Shareholders to be filed with the SEC, and is incorporated herein by reference.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information called for by this item will be included in our definitive proxy statement with respect to our 2024 Annual Meeting of Shareholders to be filed with the SEC, and is incorporated herein by reference.
Item 13.    Certain Relationships and Related Transactions, and Director Independence
The information called for by this item will be included in our definitive proxy statement with respect to our 2024 Annual Meeting of Shareholders to be filed with the SEC, and is incorporated herein by reference.
Item 14.    Principal Accounting Fees and Services
The information called for by this item will be included in our definitive proxy statement with respect to our 2024 Annual Meeting of Shareholders to be filed with the SEC, and is incorporated herein by reference.

PART IV
Item 15.    Exhibits and Financial Statement Schedules
(a) Financial Statements
The financial statements listed in the accompanying Index to Consolidated Financial Statements on page F-1 are filed as part of this Form 10-K. All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(b) Exhibits

		Incorporated by Reference
Exhibit	Description	Schedule/ Form	File Number	Exhibit	File Date
2.1	Merger Agreement, dated as of October 3, 2016, by and among Criteo Corp., TBL Holdings, Inc., Hooklogic, Inc. and Fortis Advisors LLC	8-K	001-36153	2.1	October 4, 2016
2.2	Amended and Restated Framework Purchase Agreement, dated as of August 1, 2022, by and among the Company, Sellers, Mr. Ljubisa Bogunovic in his capacity as trustee of the “IW General Management Trust” and Mr. Boris Mouzykantskii	10-Q	001-36153	2.1	August 5, 2022
3.1#	Updated By-laws (as of December 7, 2023) (English translation)
4.1	Amended and Restated Deposit Agreement, dated as of December 28, 2021, among the Company, the Bank of New York Mellon, as depositary, and all owners and holders from time to time of American Depositary Shares issued thereunder	8-K	001-36153	4.1	December 29, 2021
4.2#	Agreement to Furnish Debt Instruments
4.3	Description of Registrant's Securities	10-K	001-36153	4.3	March 2, 2020
10.1†	Non-Compete Agreement between the registrant and each of Messrs. Rudelle, Le Ouay and Niccoli	F-1	333-191223	10.5	October 2, 2013
10.2†	2014 Stock Option Plan (including forms of Stock Option Grant Agreement and Exercise Notice)	S-8	333-197373	99.1	July 11, 2014
10.3†	Amended 2016 Stock Option Plan (including forms of Stock Option Grant Agreement and Exercise Notice) (English Translation)	S-8	333-273476	99.1	July 27, 2023
10.4†	Summary of BSA Terms and Conditions	10-K	001-36153	10.7	February 29, 2016
10.5†	Form of BSA Grant Document (English translation)	10-K	001-36153	10.9	March 1, 2017
10.6†	Summary of BSPCE Plan	F-1	333-191223	10.8	September 18, 2013
10.7†	Form of BSPCE Grant Document (English translation)	F-1	333-191223	10.11	September 18, 2013
10.8†	Amended and Restated 2015 Time-Based Restricted Stock Units Plan (including form of Grant Letter) (English Translation)	S-8	333-273476	99.2	July 27, 2023
10.9†	Amended and Restated 2015 Performance-Based Restricted Stock Units Plan (including form of Grant Letter) (English Translation)	S-8	333-273476	99.3	July 27, 2023
10.10†	Criteo Executive Bonus Plan	10-K	001-36153	10.15	February 29, 2016

		Incorporated by Reference
Exhibit	Description	Schedule/ Form	File Number	Exhibit	File Date
10.11†	Offer Letter between the Registrant and Sarah Glickman, dated August 27, 2020	8-K	001-36153	10.1	September 3, 2020
10.12†	Amendment to Offer Letter between Criteo Corp. and Sarah Glickman, dated as of April 1, 2021	10-Q	001-36153	10.1	May 5, 2021
10.13†	Amendment to Offer Letter between Criteo Corp. and Sarah Glickman, dated as of March 16, 2022	10-Q	001-36153	10.1	May 5, 2022
10.14	Amendment and Restatement Agreement, dated as of March 29, 2017, by and among the registrant, as borrower, and BNP Paribas, Crédit Lyonnais (LCL), HSBC France, Natixis and Société Générale Corporate & Investment Banking	8-K	001-36153	4.1	March 30, 2017
10.15	Form of Offer to Directors, Officers or Specifically Designated Persons to Subscribe Liability Insurance and Provide Indemnification	10-K	001-36153	10.22	March 1, 2019
10.16†	Management Agreement between the registrant and Megan Clarken, dated October 2, 2019	8-K	001-36153	10.1	October 30, 2019
10.17†	Amendment to Management Agreement between the registrant and Megan Clarken, dated November 22, 2019	10-K	001-36153	10.18	March 2, 2020
10.18†	Employment Agreement between the registrant and Ryan Damon, dated August 1, 2018	10-K	001-36153	10.19	March 2, 2020
10.19†	Amendment to Executive Employment Agreement between Criteo Corp. and Ryan Damon, dated as of March 16, 2022	10-Q	001-36153	10.2	May 5, 2022
10.20	Multicurrency Revolving Facility Agreement, dated as of September 27, 2022, among the Company, certain of its subsidiaries, the lenders party thereto from time-to-time, BNP Paribas, Crédit Lyonnais (LCL), HSBC Continental Europe and Société Générale, as bookrunners and mandated lead arrangers, Bank of Montreal Europe PLC, Citibank N.A., London Branch and Crédit Industriel et Commercial (CIC), as mandated lead arrangers, BNP Paribas, as coordinator and documentation agent, Société Générale, as agent, and Société Générale and HSBC Continental Europe, as sustainability coordinators	8-K	001-36153	10.1	September 28, 2022
10.21#	Amendment Agreement, dated as of November 17, 2023, between the Company, as borrower and guarantor, and Société Générale, as agent**
21.1#	List of Subsidiaries
23.1#	Consent of Deloitte & Associés
24.1	Power of Attorney (including on the signature page to this report)
31.1#	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2#	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1†#	Criteo S.A. Clawback Policy adopted October 26, 2023

Incorporated by Reference
Exhibit	Description	Schedule/ Form	File Number	Exhibit	File Date
101#
The following financial statements from Criteo S.A.'s Annual Report on Form 10-K for the fiscal year ended December 31, 2023, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Position, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Shareholders' Equity, (v) the Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements

104	Cover Page Interactive Data File (formatted as iXBRL and contained in Exhibit 101)

†    Indicates management contract or compensatory plan.
#    Filed herewith.
*    Furnished herewith.

**    Schedules have been omitted from this filing pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule will be furnished to the Securities and Exchange Commission upon request.
Item 16.     Form 10-K Summary
Not applicable.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CRITEO S.A.

February 23, 2024	By:	/s/ Megan Clarken
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

Signature	Title	Date

/s/ Megan Clarken	Chief Executive Officer and Director (Principal Executive Officer)	February 23, 2024
Megan Clarken

/s/ Sarah Glickman	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 23, 2024
Sarah Glickman

/s/ Nathalie Balla	Director	February 23, 2024
Nathalie Balla

/s/ Marie Lalleman	Director	February 23, 2024
Marie Lalleman

/s/ Edmond Mesrobian	Director	February 23, 2024
Edmond Mesrobian

/s/ Hubert de Pesquidoux	Director	February 23, 2024
Hubert de Pesquidoux

/s/ Rachel Picard	Director	February 23, 2024
Rachel Picard

/s/ James Warner	Director	February 23, 2024
James Warner

/s/ Frederik van der Kooi	Director	February 23, 2024
Frederik van der Kooi

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Criteo S.A.

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of financial position of Criteo S.A. and subsidiaries (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 23, 2024, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which is relates.

Revenue — Refer to Note 1 to the financial statements

Critical Audit Matter Description

The Company’s revenue from Marketing Solutions consists of delivering personalized display advertisements featuring product-level recommendations either directly to clients or to advertising agencies. Such products are generally sold based on a cost-per-click or cost-per-impression pricing models.

Revenues for Marketing Solutions are recognized when an ad is clicked on or displayed to the end user as that is when the Company transfers control of promised services directly to the Company’s clients in an amount that reflects the consideration to which the Company expects to be entitled to in exchange for those services. The cost-per-click or cost-per-impression the Company charges to the customers, varies depending on the optimization strategy of the Criteo engine, the dynamics and performance of the market, amongst other factors. Because of the nature of the Company’s revenue, which is made up of a significant volume of low-dollar value transactions, sourced from multiple databases and other tools, the Company uses highly automated systems to process and record its revenue transactions.

We identified revenue for Marketing Solutions as a critical audit matter because the Company’s systems to process and record its revenue transactions are highly automated and thus required significantly more involvement and effort from our information technology (IT) internal specialist team to identify, test, and evaluate the Company’s system, software applications, and automated controls.

How the Critical Audit Matter Was Addressed in the Audit

With the assistance of our IT specialists and Data specialists, our audit procedures related to the Company’s system to process and record its revenue transactions included the following:

•Identified the relevant applications and systems used to process revenue transactions and tested the general IT controls over these applications and systems, including testing of user access controls, change management controls, and Datacenter and Network Operations.

•Performed testing of system interface controls and automated controls within the relevant revenue solutions, as well as the controls designed to address the occurrence, accuracy and completeness of revenue.

•Tested internal controls within the revenue business process, including those in place to reconcile the various applications to the Company’s general ledger.

•Tested the underlying data of the revenue transactions by agreeing the events recognized in the financial statements to the source transactional systems and tested the mathematical accuracy of the recorded revenue.

/s/ Deloitte & Associés

Paris-La Défense, France
February 23, 2024

We have served as the Company's auditor since 2011.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Criteo S.A.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Criteo S.A. and subsidiaries (the “Company”) as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2023, of the Company and our report dated February 23, 2024, expressed an unqualified opinion on those financial statements.

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

/s/ Deloitte & Associés

Paris-La Défense, France
February 23, 2024
F-4

Criteo S.A. and subsidiaries
Consolidated Statements of Financial Position

		Year Ended December 31,
	Notes	2023	2022
Assets		(in thousands)
Current assets:
Cash and cash equivalents	5	$336,341	$348,200
Trade receivables, net of allowances of $43.3 million and $47.8 million as of December 31, 2023 and December 31, 2022, respectively.	6	775,589	708,949
Income taxes		2,065	23,609
Other taxes		109,306	78,274
Other current assets	7	48,291	51,866
Restricted cash - current portion	5	75,000	25,000
Marketable securities - current portion		5,970	25,098
Total current assets		1,352,562	1,260,996
Property, plant and equipment, net	8	126,494	131,207
Intangible assets, net	9	180,888	175,983
Goodwill	10	524,197	515,140
Right of use asset - operating lease	12	112,487	102,176
Restricted cash - non-current portion	5	—	75,000
Marketable securities - non current portion		16,575	—
Non-current financial assets		5,294	5,928
Other non - current assets		60,742	50,818
Deferred tax assets	18	52,680	31,646
Total non current assets		1,079,357	1,087,898
Total assets		$2,431,919	$2,348,894
Liabilities and shareholders' equity
Current liabilities:
Trade payables		$838,522	$742,918
Contingencies - current portion	20	1,467	65,759
Income taxes		17,213	13,037
Financial liabilities - current portion	11	3,389	219
Lease liability - operating - current portion	12	35,398	31,003
Other taxes		66,659	58,031
Employee-related payables		113,287	85,569
Other current liabilities	13	104,552	83,457
Total current liabilities		1,180,487	1,079,993
Deferred tax liabilities	18	1,083	3,463
Retirement benefit obligation		4,123	3,708
Financial liabilities - non current portion	11	77	74
Lease liability - operating - non current portion	12	83,051	77,536
Contingencies - non-current portion	20	32,625	33,788
Other non-current liabilities	13	19,082	69,226
Total non-current liabilities		140,041	187,795
Total liabilities		1,320,528	1,267,788
Commitments and contingencies
Shareholders' equity:
Common shares, €0.025 per value, 61,165,663 and 63,248,728 shares authorized, issued and outstanding at December 31, 2023 and December 31, 2022, respectively.		2,023	2,079
Treasury stock, 5,400,572 and 5,985,104 shares at cost as of December 31, 2023 and December 31, 2022, respectively.		(161,788)	(174,293)
Additional paid-in capital		769,240	734,492
Accumulated other comprehensive income (loss)		(85,326)	(91,890)
Retained earnings		555,456	577,653
Equity - attributable to shareholders of Criteo S.A.		1,079,605	1,048,041
Non-controlling interests		31,786	33,065
Total equity		1,111,391	1,081,106
Total equity and liabilities		$2,431,919	$2,348,894
The accompanying notes form an integral part of these consolidated financial statements.

Criteo S.A. and subsidiaries
Consolidated Statements of Income

		Year Ended December 31,
	Notes	2023	2022	2021
		(in thousands, except share and per share data)

Revenue		$1,949,445	$2,017,003	$2,254,235

Cost of revenue
Traffic acquisition costs		(926,839)	(1,088,779)	(1,333,440)
Other cost of revenue		(159,562)	(133,024)	(138,851)
Gross profit		863,044	795,200	781,944

Operating expenses:
Research and development expenses		(242,289)	(187,596)	(151,817)
Sales and operations expenses		(406,012)	(377,996)	(325,616)
General and administrative expenses		(137,525)	(205,330)	(152,634)
Total operating expenses		(785,826)	(770,922)	(630,067)
Income from operations		77,218	24,278	151,877
Financial and Other Income (Expense)	17	(2,490)	17,783	1,939
Income before taxes		74,728	42,061	153,816
Provision for income taxes	18	(20,084)	(31,186)	(16,169)
Net income		$54,644	$10,875	$137,647

Net income available to shareholders of Criteo S.A.		$53,259	$8,952	$134,456
Net income available to non-controlling interests		$1,385	$1,923	$3,191

Net income allocated to shareholders per share:
Basic	19	$0.95	$0.15	$2.21
Diluted	19	$0.88	$0.14	$2.09

Weighted average shares outstanding used in computing per share amounts:
Basic	19	56,170,658	60,004,707	60,717,446
Diluted	19	60,231,627	62,760,197	64,231,637
The accompanying notes form an integral part of these consolidated financial statements.

Criteo S.A. and subsidiaries
Consolidated Statements of Comprehensive Income

	Year Ended December 31,
	2023	2022	2021
	(in thousands)
Net income	$54,644	$10,875	$137,647
Other comprehensive income (loss):
Foreign currency translation differences, net of taxes	4,153	(59,001)	(61,406)
Foreign currency translation differences	4,153	(59,001)	(61,406)
Income tax effect	—	—	—
Actuarial (losses) gains on employee benefits, net of taxes	264	2,969	1,205
Actuarial (losses) gains on employee benefits	294	3,311	1,374
Income tax effect	(30)	(342)	(169)
Comprehensive income (loss)	59,061	(45,157)	77,446
Attributable to shareholders of Criteo S.A.	59,874	(40,721)	81,302
Attributable to non-controlling interests	$(813)	$(4,436)	$(3,856)
The accompanying notes form an integral part of these consolidated financial statements.

Criteo S.A. and subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity

	Share capital		Treasury stock		Additional paid-in capital	Accumulated other comprehensive (loss) income	Retained earnings	Equity - attributable to shareholders of Criteo S.A.	Non controlling interests	Total equity
	(in thousands, except share data)
	(Common shares)		(Shares)
Balance at January 1, 2021	66,272,106	$2,161	(5,632,536)	$(85,570)	$693,164	$16,028	$491,359	$1,117,142	$35,545	$1,152,687
Net income	—	—	—	—	—	—	134,456	134,456	3,191	137,647
Other comprehensive income (loss)	—	—	—	—	—	(56,345)	—	(56,345)	(3,856)	(60,201)
Issuance of ordinary shares	1,109,950	32	—	—	25,441	—	—	25,473	—	25,473
Change in treasury stock(1)	(1,498,709)	(44)	424,663	(45,990)	(29,782)	—	(24,227)	(100,043)	—	(100,043)
Shared-based compensation	—	—	—	—	42,425	—	—	42,425	309	42,734
Other changes in equity	—	—	—	—	—	23	—	23	—	23
Balance at December 31, 2021	65,883,347	$2,149	(5,207,873)	$(131,560)	$731,248	$(40,294)	$601,588	$1,163,131	$35,189	$1,198,320
Net income	—	—	—	—	—	—	8,952	8,952	1,923	10,875
Other comprehensive income (loss)	—	—	—	—	—	(51,596)	—	(51,596)	(4,436)	(56,032)
Issuance of ordinary shares	97,767	2	—	—	429	—	—	431	—	431
Change in treasury stock (2)	(2,732,386)	(72)	(777,231)	(42,733)	(59,984)	—	(32,896)	(135,685)	—	(135,685)
Shared-based compensation	—	—	—	—	62,782	—	—	62,782	389	63,171
Other changes in equity	—	—	—	—	17	—	9	26	—	26
Balance at December 31, 2022	63,248,728	$2,079	(5,985,104)	$(174,293)	$734,492	$(91,890)	$577,653	$1,048,041	$33,065	$1,081,106
Net income	—	—	—	—	—	—	53,259	53,259	1,385	54,644
Other comprehensive income (loss)	—	—	—	—	—	6,616	—	6,616	(2,199)	4,417
Issuance of ordinary shares	101,935	3	—	—	1,945	—	—	1,948	—	1,948
Change in treasury stock (3)	(2,185,000)	(59)	584,532	12,505	(62,429)	—	(75,506)	(125,489)	—	(125,489)
Shared-based compensation	—	—	—	—	95,236	—	—	95,236	27	95,263
Other changes in equity	—	—	—	—	(4)	(52)	50	(6)	(492)	(498)
Balance at December 31, 2023	61,165,663	$2,023	(5,400,572)	$(161,788)	$769,240	$(85,326)	$555,456	$1,079,605	$31,786	$1,111,391
(1) On February 5, 2021 Criteo's Board of Directors authorized a share repurchase program of up to $175.0 million of the Company's outstanding American Depositary Shares. The change in treasury stocks is comprised of 2,647,742 shares repurchased at an average price of $37.99 offset by 1,573,696 treasury shares used for RSUs vesting and 1,498,709 treasury shares cancelled.
(2) On February 3, 2022 Criteo's Board of Directors extended a share repurchase program of up to $280.0 million of the Company's outstanding American Depositary Shares. The change in treasury stocks is comprised of 5,135,359 shares repurchased at an average price of $26.43 offset by 1,625,742 treasury shares used for RSUs vesting and 2,732,386 treasury shares cancelled.
(3) On December 7, 2022, Criteo's board of Directors extended a share repurchase program to up to $480.0 million of the Company's outstanding American Depositary Shares. The change in treasury stocks is comprised of 4,286,624 shares repurchased at an average price of $30.0 offset by 1,679,674 treasury shares used for RSUs vesting, by 1,006,482 treasury shares used for LUSs vesting and by 2,185,000 treasury shares cancelled.

The accompanying notes form an integral part of these consolidated financial statements.

Criteo S.A. and subsidiaries
Consolidated Statements of Cash Flows

	Year Ended December 31,
	2023	2022	2021
	(in thousands)
Net income	$54,644	$10,875	$137,647
Non-cash and non-operating items	103,369	185,029	124,879
Amortization and provisions	72,336	150,261	90,934
Payment for contingent liability on regulatory matters	(43,334)	—	—
Equity awards compensation expense (1)	97,185	65,034	44,528
Net gain on disposal of non-current assets	(7,929)	(194)	1,965
Interest accrued and non-cash financial income and expenses	—	(259)	—
Change in uncertain tax positions	(880)	412	—
Net change in fair value of Earn-out	2,344	771	—
Change in deferred taxes	(23,588)	3,602	(18,642)
Change in income taxes	4,424	(10,952)	6,043
Other	2,811	(23,646)	51
Change in working capital related to operating activities	66,233	60,081	(41,613)
(Increase) / Decrease in trade receivables	(56,344)	(41,910)	(134,950)
Increase / (Decrease) in trade payables	87,937	133,792	82,691
(Increase) / Decrease in other current assets	(8,479)	(14,687)	(19,742)
Increase / (Decrease) in other current liabilities	43,815	(17,862)	33,033
Change in operating lease liabilities and right of use assets	(696)	748	(2,645)
Cash from operating activities	224,246	255,985	220,913
Acquisition of intangibles assets, property, plant and equipment	(92,501)	(84,796)	(54,983)
Change in accounts payable related to intangible assets, property, plant and equipment	(21,810)	28,951	1,973
Proceeds from disposition of investments	8,847	—	—
Payment for businesses, net of cash acquired	(6,825)	(138,027)	(10,419)
Change in other financial non-current assets	3,577	27,753	(12,938)
Cash used for investing activities	(108,712)	(166,119)	(76,367)
Proceeds from borrowings under line-of-credit agreement	—	78,513	—
Repayment of borrowings	—	(78,513)	(1,249)
Proceeds from capital increase	1,945	1,028	25,196
Repurchase of treasury stocks	(125,489)	(135,685)	(100,027)
Change in other financial liabilities	235	(265)	(4,037)
Cash payment for contingent consideration	(22,025)	—	—
Other	(1,920)	21,878	—
Cash used for financing activities	(147,254)	(113,044)	(80,117)
Effect of exchange rate changes on cash and cash equivalents	(5,223)	(44,149)	(36,913)
Net increase (decrease) in cash and cash equivalents	(36,943)	(67,327)	27,516
Net cash and cash equivalents - beginning of period	448,200	515,527	488,011
Net cash and cash equivalents - end of period	$411,257	$448,200	$515,527
Supplemental disclosures of Cash Flow information
Cash paid for taxes, net of refunds	$(40,127)	$(38,124)	$(28,767)
Cash paid for interest, net of amounts capitalized	$(1,539)	$(1,298)	$(1,486)

(1) Of which $95.3 million and $63.3 million of equity awards compensation expense consisted of share-based compensation expense according to ASC 718 Compensation - stock compensation for the twelve month period ended December 31, 2023 and 2022, respectively.
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

Note 1. Principles and Accounting Methods
Basis of Preparation
We prepared the consolidated financial statements in accordance with the U.S. generally accepted accounting principles (“U.S. GAAP”). The consolidated financial statements include the accounts of Criteo S.A. and its wholly owned subsidiaries.
Consolidation Methods
We have control over all our subsidiaries, and consequently they are all fully consolidated. Intercompany transactions and balances have been eliminated. The table below presents at each period’s end and for all entities included in the consolidation scope the following information: the country of incorporation and the percentage of voting rights and ownership interests.

		2023		2022
	Country	Voting rights	Ownership Interest	Voting rights	Ownership Interest	Consolidation Method
Parent company
Criteo S.A	France	100%	100%	100%	100%	Parent company
French subsidiaries
Criteo France SAS	France	100%	100%	100%	100%	Fully consolidated
Criteo Technology	France	100%	100%	100%	100%	Fully consolidated
Condigolabs SAS (2)	France	—%	—%	40%	40%	Fully consolidated
Foreign subsidiaries
Criteo Ltd	United Kingdom	100%	100%	100%	100%	Fully consolidated
Criteo Corp.	United States	100%	100%	100%	100%	Fully consolidated
Madyourself Technologies, Inc. (1)	United States	—%	—%	100%	100%	Fully consolidated
Doobe In Site Ltd.	Israel	100%	100%	100%	100%	Fully consolidated
Criteo GmbH	Germany	100%	100%	100%	100%	Fully consolidated
Criteo Nordics AB	Sweden	100%	100%	100%	100%	Fully consolidated
Criteo Korea Ltd.	Korea	100%	100%	100%	100%	Fully consolidated
Criteo KK	Japan	66%	66%	66%	66%	Fully consolidated
Criteo do Brasil Desenvolvimento De Serviços De Internet Ltda.	Brazil	100%	100%	100%	100%	Fully consolidated
Criteo BV	The Netherlands	100%	100%	100%	100%	Fully consolidated
Criteo Australia Pty Ltd	Australia	100%	100%	100%	100%	Fully consolidated
Criteo Srl	Italy	100%	100%	100%	100%	Fully consolidated
Criteo Advertising (Beijing) Co. Ltd	China	100%	100%	100%	100%	Fully consolidated
Brandcrush Pty Ltd	Australia	100%	100%	—%	—%	Fully consolidated
Criteo Singapore Pte. Ltd.	Singapore	100%	100%	100%	100%	Fully consolidated
Criteo LLC	Russia	100%	100%	100%	100%	Fully consolidated
Criteo Europa MM S.L.	Spain	100%	100%	100%	100%	Fully consolidated
Criteo España S.L.	Spain	100%	100%	100%	100%	Fully consolidated
Criteo Canada Corp.	Canada	100%	100%	100%	100%	Fully consolidated
Criteo Reklamcılık Hizmetleri ve Ticaret Anonim Şirketi	Turkey	100%	100%	100%	100%	Fully consolidated
Criteo MEA FZ-LLC	United Arab Emirates	100%	100%	100%	100%	Fully consolidated
Criteo India Private Limited	India	100%	100%	100%	100%	Fully consolidated
Gemini HoldCo, LLC (1)	United States	—%	—%	100%	100%	Fully consolidated
Bidswitch GmbH	Switzerland	100%	100%	100%	100%	Fully consolidated
Bidswitch Inc.	United States	100%	100%	100%	100%	Fully consolidated
Iponweb GmbH	Switzerland	100%	100%	100%	100%	Fully consolidated
Iponweb GmbH	Deutschland	100%	100%	100%	100%	Fully consolidated
Iponweb Limited	United Kingdom	100%	100%	100%	100%	Fully consolidated
Iponweb Labs Limited	Cyprus	100%	100%	100%	100%	Fully consolidated
Iponweb Inc. (1)	United States	—%	—%	100%	100%	Fully consolidated
The MediaGrid Inc.	United States	100%	100%	100%	100%	Fully consolidated
Iponweb Labs LLC	Armenia	100%	100%	100%	100%	Fully consolidated
(1) Merged with Criteo Corp.
(2) Disposal of investment

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
On an on-going basis, management evaluates its estimates, primarily those related to: (1) gross vs net assessment in revenue recognition (2) income taxes, (3) assumptions used in the valuation of long-lived assets including intangible assets, and goodwill, (4) assumptions surrounding the recognition and valuation of contingent liabilities and losses.
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
Property, Plant and Equipment
Property, plant and equipment are accounted for at acquisition cost less cumulative depreciation and any impairment loss. Depreciation is calculated on a straight-line basis over the assets’ estimated useful lives. Management determines the appropriate useful life of property, plant and equipment when those assets are initially recognized and it is routinely reviewed. Our current estimate of useful lives represents the best estimate based on current facts and circumstances, but may differ from the actual useful lives due to changes to our business operations, changes in the planned use of assets, and technological advancements. When we change the estimated useful life assumption for any asset, the remaining carrying amount of the asset is accounted for prospectively and depreciated or amortized over the revised estimated useful life.
The estimated useful lives of property and equipment are described below:
Servers....................................................................................................................................................... 5 years
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
We apply Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost that an entity does not expect to collect over the asset's contractual life, considering past events, current conditions, and reasonable and supportable forecasts of future economic conditions.
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
The Company mitigates its credit risk with respect to accounts receivable by performing credit evaluations and monitoring agencies' and advertisers' accounts receivable balances. As of December 31, 2023 an individual customer accounted for 10% or more of accounts receivable. As of December 31, 2022, no individual customer accounted for more than 10% of accounts receivable. During the years ended December 31, 2023, 2022 and 2021, no individual customer represented 10% or more of revenue.
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
Contingencies
We are involved in legal proceedings, claims, and regulatory, tax or government inquiries and investigations that arise in the ordinary course of business. Certain of these matters might include speculative claims for substantial or indeterminate amounts of damages. With respect to these matters, asserted and unasserted, we evaluate the associated developments on a regular basis and accrue a liability when we believe that it is both probable that a loss has been incurred and the amount can be reasonably estimated. If we determine there is a reasonable possibility that we may incur a loss and the loss or range of loss can be reasonably estimated, we disclose the possible loss in the accompanying notes to the consolidated financial statements to the extent material. We review the developments in our contingencies that could affect the amount of the provisions that have been previously recorded, and the matters and related reasonably possible losses disclosed.

Revenue Recognition
We sell personalized display advertisements featuring product-level recommendations either directly to clients or to advertising agencies. We also provide technology to retailers and other companies in the ad tech space which enables them to monetize on their advertising properties, or connect them to other players in the ad-tech industry.
Revenue is recognized when control of the promised goods or services is transferred to our clients, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. We determine revenue recognition by applying the following steps:
•Identification of the contract, or contracts, with a customer;
•Identification of the performance obligations in the contract;
•Determination of the transaction price;
•Allocation of the transaction price to the performance obligations in the contract;
•Recognition of revenue when, or as, we satisfy a performance obligations.
We have multiple pricing models which include percentage of spend models, as well as cost-per-click, and cost-per-impression pricing models.
Cost-per-click and cost-per-impression pricing models
We recognize revenues when we transfer control of promised services directly to our clients in an amount that reflects the consideration to which we expect to be entitled to in exchange for those services.
For campaigns priced on a cost-per-click, we bill our clients when a user clicks on an advertisement we deliver or installs an application by clicking on an advertisement we delivered, respectively. For these pricing models, we recognize revenue when a user clicks on an advertisement , as we consider the delivery of clicks our performance obligation.
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
Criteo's solutions offer an online trading platform through which supply partners can submit bid requests for media that they wish to sell, and demand partners can submit bids for media that they wish to buy through the operations of a dynamic, real-time exchange whereby media is sold to demand partners whose bids are selected by supply partners.
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
We act primarily as principal in our Marketing Solutions segment because (i) we control the advertising inventory before it is transferred to our clients; (ii) we bear sole responsibility in fulfillment of the advertising promise and bear inventory risks and (iii) we have full discretion in establishing prices. Therefore, based on these and other factors, we have determined that we act primarily as principal for our Criteo Marketing Solutions engagements and accordingly report the revenue earned and related costs incurred on a gross basis.
We act primarily as agent in our Retail Media segment. For the arrangements related to transactions using our legacy Retail Media solutions, we consider that we act as principal, as we exercise significant control over the client’s advertising campaign. For arrangements related to transactions using our Platform, a self-service solution providing transparency, measurement and control to our brand, agency and retailer customers, we act as agent, because we (i) do not control the advertising inventory before it is transferred to our clients, (ii) do not have inventory risks because we do not purchase the inventory upfront and(iii) have limited discretion in establishing prices as we charge a platform fee based on a percentage of the digital advertising inventory purchased through the use of the platform. Therefore, we report the revenue earned and related costs incurred by the Platform solution on a net basis.
We act as agent in Iponweb segment as we (i) do not control the advertising inventory before it is transferred to our clients, (ii) do not have inventory risks because we do not purchase the inventory upfront and (iii) have limited discretion in establishing prices as we charge a fee based on a percentage of the digital advertising inventory traded through our solutions. Therefore, we report the revenue earned and related costs incurred by the Iponweb solutions on a net basis.
Rebates and Incentives
Criteo offers rebates and incentives to certain customers that could be either fixed or variable. Fixed incentives may represent payments to a customer directly related to entering into an agreement, which are capitalized and amortized over the life of the agreement on a straight-line basis. Variable rebates and incentives are calculated based on expected amount to be provided to customers and they are recognized as a reduction of revenue. We calculate these amounts based upon estimated customer performance, such as volume thresholds, and the terms of the related business agreements.
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
Traffic acquisition costs consist primarily of purchases of impressions from publishers on a CPM basis, incurred to generate our revenues, primarily for the Marketing Solutions segment. We purchase impressions directly from publishers or third-party intermediaries, such as advertisement exchanges. We recognize cost of revenue on a publisher by publisher basis as incurred. Costs owed to publishers but not yet paid are recorded in our Consolidated Statements of Financial Position as trade payables.
For a discussion of the trends we expect to see in traffic acquisition costs, see the section entitled " - Highlights and Trends - Contribution ex-TAC" in Item 7.D -Trend Information below.
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
Advertising and Promotional Expenses
Advertising costs are expensed when incurred and are included in marketing and sales expenses on the consolidated statements of income. We incurred advertising expenses of $1.7 million, $7.6 million, and $2.5 million for the years ended December 31, 2023, 2022, and 2021, respectively.
Share-Based Compensation
Share-based compensation expense consists of the company's restricted stock units (RSUs), and performance stock units (PSUs) expense and Lock Up Shares "LUS" expense. RSUs and PSUs granted to employees are measured based on the grant-date fair value. The PSUs expense is trued up based on the Company’s expectation of the likelihood of meeting the performance conditions of the granted instrument. In general, our RSUs and PSUs vest over a service period of four years. LUS were issued to Iponweb seller as partial consideration for the Iponweb Acquisition. Share-based compensation expense is generally recognized based on the straight-line basis over the requisite service period. We account for forfeitures as they occur.
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
The French Research Tax Credit, Crédit d’Impôt Recherche (“CIR”), is a French tax incentive to stimulate research and development (“R&D”). Generally, the CIR offsets the income tax to be paid and the remaining portion (if any) can be refunded at the end of a three-fiscal year period. The CIR is calculated based on the claimed volume of eligible R&D expenditures by us. As a result, the CIR is presented as a deduction to “research and development expenses” in the Consolidated Statements of Income, as the CIR is not within the scope of ASC 740. We have exclusively claimed R&D performed in France for purposes of the CIR. As of December 31, 2023, we have offset $9.5 million of CIR tax credits against “research and development expenses” in our Consolidated Statements of Income.

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
Uncertain Tax Positions
We record uncertain tax positions on the basis of a two-step process in which determinations are made (i) whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (ii) for those tax positions that meet the more-likely-than-not recognition threshold, we recognize the largest amount of tax benefit that is more than 50% likely to be realized upon ultimate settlement with a tax authority. We recognize interest and penalties related to unrecognized tax benefits on the income tax expense line in our consolidated statement of operations. Accrued interest and penalties are included on the related tax liability line in the consolidated balance sheet.
Operating Segments
We report our financial results based on three reportable segments: Marketing Solutions, Retail Media and Iponweb.
Segment information reported is built on the basis of internal management data used for performance analysis of businesses and for the allocation of resources (management approach). An operating segment is a component of the Company for which separate financial information is available that is evaluated regularly by our Chief Operating Decision Maker ("CODM") in deciding how to allocate resources and assessing performance.
Our CODM is our CEO.
Earnings Per Share
Basic earnings per share (“EPS”) is calculated by dividing the net income attributable to shareholders of the Parent by the weighted average number of shares outstanding. The weighted average number of shares outstanding is calculated according to movements in share capital. In addition, we calculate diluted earnings per share by dividing the net income attributable to shareholders of the Parent company, Criteo S.A. by the weighted average number of shares outstanding plus any potentially dilutive shares not yet issued. When the statement of income presents a loss position, basic net loss is the same as diluted net loss per share as the inclusion of all potential shares of common stock outstanding would be anti-dilutive

Accounting Pronouncements adopted in 2023

No standards were adapted in 2023 which had a material impact on the Company's financial statements.
Recent Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures, a final standard on improvements to income tax disclosures. The standard requires disaggregated information about a reporting entity's effective tax rate reconciliation as well as information on income taxes paid. The standard is intended to benefit investors by providing more detailed income tax disclosures that would be useful in making capital allocation decisions and applies to all entities subject to income taxes. The new standard is effective for annual periods beginning after December 15, 2024. This accounting standard is effective in the first quarter of the Company's fiscal year ended December 31, 2025. We are currently evaluating the impact of adoption on our financial disclosures.
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280)-Improvements to Reportable Segment Disclosures. The ASU requires that an entity disclose significant segment expenses impacting profit and loss that are regularly provided to the CODM. The update is required to be applied retrospectively to prior periods presented, based on the significant segment expense categories identified and disclosed in the period of adoption. The amendments in this ASU are required to be adopted for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. We are currently evaluating the impact of adoption on our financial disclosures.
Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s Consolidated Financial Statements upon adoption.

Note 2. Business Combinations
Brandcrush

On February 28, 2023, we completed the acquisition of all of the outstanding shares of Brandcrush Pty Ltd. ("Brandcrush"). The purchase price for the acquisition of shares was $7.1 million. The acquisition was financed by available cash resources. The transaction has been accounted for as a business combination under the acquisition method of accounting. The purchase price allocation has been completed and resulted in the recognition of intangible assets related to technology of $3.5 million and goodwill of $5.0 million. In addition, acquisition costs amounting to $0.7 million were fully expensed as incurred.
Iponweb

On August 1, 2022 (the "Acquisition Date"), the Company entered into an amended and restated Framework Purchase Agreement (the “FPA”), which provided for the acquisition of the business of Iponweb Holding Limited (the "Iponweb business"), a market-leading AdTech company with world-class media trading capabilities (the “Iponweb Acquisition”).

The purchase price, as per ASC 805, was $290.2 million for the Iponweb business, out of which $61.2 million represents the fair value of the contingent consideration. This contingent consideration is payable in cash to the Sellers in an amount up to $100 million, conditioned upon the achievement of certain net revenue targets by the Iponweb business for the 2022 and 2023 fiscal years. See Note 13 for further details.

The Company transferred Treasury shares with a fair value of $70.2 million to Iponweb's Sellers, subject to lock-up conditions. See Note 16 for further details.

The transaction was accounted for as a business acquisition. The purchase price allocation has been completed and resulted in recognition of $187.6 million of goodwill.
Note 3. Restructuring
As part of our ongoing transformation, the Company incurred restructuring costs of $23.0 million for the year ended December 31,2023. The following table summarizes restructuring activities as of December 31, 2023 included in other current liabilities on the balance sheet:

Salaries and other benefits

Restructuring liability as of January 1, 2023	$—
Restructuring charge	22,963
Amounts paid	(18,591)
Restructuring liability as of December 31, 2023	$4,372
For the year ended December 31,2023 $3.5 million, was included in Research and Development expenses, $5.6 million, was included in General and Administrative expenses $13.9 million was included in Sales and Operations expenses.

Note 4. Segment information
Reportable segments
The Company reports segment information based on the "management" approach. The management approach designates the internal reporting used by management for making decisions and assessing performance as the source of the Company's reportable segments. For the year ended December 31st, 2023, the Company reported its results of operations through the following three segments: Marketing Solutions, Retail Media and Iponweb.
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

The Company's CODM allocates resources to and assesses the performance of each operating segment using information about Contribution ex-TAC, which is Criteo's segment profitability measure and reflects our gross profit plus other costs of revenue. The CODM does not review any other financial information for our three segments, other than Contribution ex-TAC.
The following table shows revenue by reportable segment:

	Year Ended December 31,
	2023	2022	2021
	(in thousands)
Marketing Solutions	$1,617,973	$1,762,517	$2,007,239
Retail Media	209,007	202,317	246,996
Iponweb	122,465	52,169	—
Total Revenue	$1,949,445	$2,017,003	$2,254,235

The following table shows Contribution ex-TAC by reportable segment and its reconciliation to the Company’s Consolidated Statements of Operation:

	Year Ended December 31,
	2023	2022	2021
	(in thousands)
Contribution ex-TAC
Marketing Solutions	$696,681	714,695	796,152
Retail Media	203,460	161,360	124,643
Iponweb	122,465	52,169	—
	$1,022,606	$928,224	$920,795

Other costs of sales	(159,562)	(133,024)	(138,851)
Gross profit	$863,044	$795,200	$781,944
Operating expenses
Research and development expenses	(242,289)	(187,596)	(151,817)
Sales and operations expenses	(406,012)	(377,996)	(325,616)
General and administrative expenses	(137,525)	(205,330)	(152,634)
Total Operating expenses	(785,826)	(770,922)	(630,067)

Income from operations	$77,218	$24,278	$151,877
Financial and Other Income (Expense)	(2,490)	17,783	1,939
Income before tax	$74,728	$42,061	$153,816

Note 5. Cash, Cash Equivalents, Marketable Securities and Restricted Cash
Fair value measurements

	As of December 31, 2023		As of December 31, 2022
	Cash and Cash Equivalent	Marketable Securities	Cash and Cash Equivalent	Marketable Securities
	(in thousands)		(in thousands)
Cash	285,518	$—	282,293	$—
Level 2
Term deposits and notes	50,823	22,545	65,907	25,098
Total	$336,341	$22,545	$348,200	$25,098

Interest-bearing bank deposits are considered level 2 financial instruments as they are measured using valuation techniques based on observable market data.
The fair value of term deposits approximates their carrying amount given the nature of the investments, its maturities and expected future cash flows.

Marketable Securities

The following table presents for each reporting period, the breakdown of marketable securities:

	December 31, 2023	December 31, 2022

	(in thousands)
Securities Available-for-sale
Term Deposits	$—	$—
Securities Held-to-maturity
Term Deposits	22,545	$25,098
Total	$22,545	$25,098
The gross unrealized gains or (loss) on our marketable securities were not material as of December 31, 2023.
For our marketable securities, the fair value approximates the carrying amount, given the nature of the term deposit and the maturity of the expected cash flows. The term deposit is considered a level 2 financial instruments as it is measured using valuation techniques based on observable market data.
The following table classifies our marketable securities by contractual maturities:

	Held-to-maturity	Available-for-sale
	December 31, 2023

	(in thousands)
Due in one year	$5,970	$—
From one to five years	$16,575	$—
Total	$22,545	$—
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

	December 31, 2023	December 31, 2022

	(in thousands)

Restricted cash – current	$75,000	$25,000
Restricted cash – non-current	$—	$75,000
Total	$75,000	$100,000

Note 6. Trade Receivables
The following table shows the breakdown in trade receivables net book value for the presented periods:

	Year Ended December 31,
	2023	2022
	(in thousands)
Trade accounts receivables	$818,937	$756,741
(Less) Allowance for doubtful accounts	(43,348)	(47,792)
Net book value at end of period	$775,589	$708,949
Changes in allowance for doubtful accounts are summarized below:

	Year Ended December 31,
	2023	2022	2021
		(in thousands)
Balance at beginning of period	$(47,792)	$(45,391)	$(39,899)
Provision for doubtful accounts	(15,709)	(18,641)	(14,433)
Write-off, net of recoveries	21,027	19,370	7,485
Increase due to acquisition	—	(4,733)	—
Currency translation adjustment	(874)	1,603	1,456
Balance at end of period	$(43,348)	$(47,792)	$(45,391)

We write off accounts receivable balances once the receivables are no longer deemed collectible.
During the twelve month period ended December 31, 2023, the Company recovered $1.4 million, previously reserved for, and accounted for this as a reversal of provision.
Credit risk is defined as an unexpected loss in cash and earnings if the client is unable to pay its obligations in due time. We perform internal ongoing credit risk evaluations of our clients. When a possible risk exposure is identified, we require prepayments or impair Customer credit.
As of December 31, 2023, and 2022, no customer accounted for 10% or more of our gross accounts receivables.

Note 7. Other Current Assets
The following table shows the breakdown in other current assets net book value for the presented periods:

	Year Ended December 31,
	2023	2022
	(in thousands)
Prepayments to suppliers	$7,499	$12,421
Other debtors	7,279	6,768
Prepaid expenses	32,858	24,549
Other current assets	655	8,128
Total	$48,291	$51,866
Prepaid expenses mainly consist of costs related to SaaS arrangements and licenses.
Note 8. Property and Equipment, Net
Major classes of property and equipment were as follows:

	Year Ended December 31,
	2023	2022
	(in thousands)
Computer equipment	299,012	292,246
Furniture and fixtures	9,254	8,629
Construction in progress (1)	46,576	47,534
Leasehold improvements	17,738	12,968
Gross book value at end of period	372,580	361,377
Less: Accumulated depreciation	(246,086)	(230,170)
Net book value at end of period	$126,494	$131,207
(1) includes leasehold improvements projects which are not yet ready for the intended use.
Depreciation expense for 2023 and 2022 was 51.4 million and 55.6 million, respectively.
For the years ended December 31, 2023 and 2022 there were no impairment charges to property and equipment.

Note 9. Intangible assets
Changes in net book value during the presented periods are summarized below:

	December 31, 2023			December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Software	$89,891	$(68,474)	$21,417	$63,218	$(53,228)	$9,990
Acquired technology	161,492	(89,819)	71,673	153,410	(62,492)	90,918
Acquired customer relationship	99,241	(76,079)	23,162	97,419	(66,003)	31,416
Internally developed software in progress	64,636	—	64,636	43,659	—	43,659
Total intangible assets, net	415,260	(234,372)	180,888	357,706	(181,723)	175,983
Amortization expense was 48.3 million and 33.4 million for the year ended December 31, 2023, and 2022, respectively. Software mainly consists of internally developed software.
As of December 31, 2023, expected amortization expense for intangible assets for the next five years and thereafter is as follows:

	Software	Technology and customer relationships	Total
2024	22,472	35,768	58,240
2025	29,889	34,093	63,982
2026	22,920	16,495	39,415
2027	10,772	2,705	13,477
2028	—	2,098	2,098
Thereafter	—	3,676	3,676
Total	$86,053	$94,835	$180,888

Note 10. Goodwill
Changes in the carrying amount of goodwill for the years ended December 31, 2023 and 2022 were as follows:

	Marketing Solutions	Retail Media	Iponweb	Total
	(in thousands)
Balance at January 1, 2022	$183,699	$146,000	$—	$329,699
Acquisitions	—	—	187,600	187,600
Disposal of goodwill	—	—	—	—
Currency translation adjustment	(2,919)	(2,320)	3,080	(2,159)
Impairment expense	—	—	—	—
Balance at December 31, 2022	$180,780	$143,680	$190,680	$515,140
Acquisitions	—	5,021	—	5,021
Disposal of goodwill	(597)	—	—	(597)
Currency translation adjustment	1,185	978	2,470	4,633
Impairment expense	—	—	—	—
Balance at December 31, 2023	$181,368	$149,679	$193,150	$524,197
On February 28, 2023, we completed the acquisition of all of the outstanding shares of Brandcrush Inc. ("Brandcrush"), resulting in a provisional goodwill amounting to $5.0 million, subject to post-closing purchase price adjustments. (See Note 2)
In addition, on the basis of our impairment assessment as of December 31, 2023, no impairment has been detected.

Note 11. Financial Liabilities
We are party to a loan agreement and several RCFs with third-party financial institutions. Our loan and RCF agreements as of December 31, 2023 are presented in the table below:

	Nominal/ Authorized amounts (RCF Only)	Amount drawn as of December 31, 2023 (RCF only)	Amount Outstanding as of December 31, 2023
Nature	(in thousands)			Interest rate	Settlement date

Bank Syndicate RCF - September 2022	€407,000	€—	€—	Floating rate: EURIBOR / SOFR + margin depending on leverage ratio	September 2027
On September 27, 2022, we entered into a new Revolving Credit Facility ("RCF") with a five year tenor with a syndicate of banks which allows us to draw up to €407 million ($450 million).
On November 17, 2023, we updated certain terms of our €407 million ($450 million) syndicated credit facility to a €407 million ($450 million) sustainability-linked credit facility, the framework for which was provided for in the initial credit facility agreement. Certain terms and conditions of the amended credit facility are now linked to our sustainability goals to increase the representation of women in tech roles and reduce our GHG emissions, while the rest of the credit facility agreement remains unchanged.

We are also party to short-term credit lines and overdraft facilities with HSBC plc, BNP Paribas and LCL with an authorization to draw up to a maximum of €21.5 million ($23.8 million) in the aggregate under the short-term credit lines and overdraft facilities. As of December 31, 2023, we had not drawn on any of these facilities. Any loans or overdrafts under these short-term facilities bear interest based on the one month EURIBOR rate or three month EURIBOR rate. As these facilities are exclusively short-term credit and overdraft facilities, our banks have the ability to terminate such facilities on short notice.
At December 31, 2023, no amount is drawn under the RCF.
This revolving credit facilities is unsecured and contain customary events of default and covenants, including compliance with a total net debt to adjusted EBITDA ratio and restrictions on the incurrence of additional indebtedness. At December 31, 2023, we were in compliance with the required leverage ratio.

The following table shows the maturity of our financial liabilities:

	Carrying value	2024	2025	2026	2027	2028
	(in thousands)
Other financial liabilities	$920	$843	$77	$—	$—	$—
Financial derivatives	$2,546	$2,546	$—	$—	$—	$—
Financial liabilities	$3,466	$3,389	$77	$—	$—	$—

Note 12. Leases
The components of lease expense are as follows:

Three Months Ended	December 31, 2023			December 31, 2022
	Offices	Data Centers	Total	Offices	Data Centers	Total
	(in thousands)
Lease expense	$3,052	$6,193	$9,245	$2,157	$4,971	$7,128
Short term lease expense	147	—	147	169	3	172
Variable lease expense	309	—	309	3	91	94
Sublease income	(229)	—	(229)	(401)	—	(401)
Total operating lease expense	$3,279	$6,193	$9,472	$1,928	$5,065	$6,993

Twelve Months Ended	December 31, 2023			December 31, 2022
	Offices	Data Centers	Total	Offices	Data Centers	Total
	(in thousands)
Lease expense	$13,600	$23,037	$36,637	$13,271	$20,013	$33,284
Short term lease expense	636	42	678	673	8	681
Variable lease expense	802	75	877	185	273	458
Sublease income	(921)	—	(921)	(883)	—	(883)
Total operating lease expense	$14,117	$23,154	$37,271	$13,246	$20,294	$33,540

As of December 31, 2023, we had future minimum lease payments as follows:

	December 31, 2023
	Offices	Data Centers	Total
	(in thousands)
2024	$13,875	$23,246	$37,121
2025	13,677	10,699	24,376
2026	10,611	9,300	19,911
2027	8,994	7,416	16,410
2028	8,391	3,882	12,273
Thereafter	12,701	358	13,059
Total minimum lease payments	68,249	54,901	123,150
Impact of Discount Rate	(1,885)	(2,817)	(4,702)
Total Lease Liability	$66,364	$52,084	$118,448
The weighted average remaining lease term and discount rates as of December 31, 2023 and 2022 are as follows:

	December 31, 2023	December 31, 2022
Weighted average remaining lease term (years)
Offices	5.64	6.27
Data Centers	3.26	2.93
Weighted average discount rate
Offices	1.14%	0.96%
Data Centers	3.18%	1.54%
Supplemental cash flow information related to our operating leases is as follows for the period December 31, 2023 and 2022:

	Twelve Months Ended
	December 31,
	2023	2022
	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities :
Cash flow for operating activities	$(38,059)	$(34,964)
Right of use assets obtained in exchange for new operating lease liabilities	$28,696	$22,728
As of December 31, 2023, we have additional operating leases, that have not yet commenced which will result in additional operating lease liabilities and right of use assets:

	Offices	Data Centers
	(in thousands)
Additional operating lease liabilities	$1,258	$9,050
Additional right of use assets	$1,258	$9,050
These operating leases will commence during the fiscal year ending December 31, 2024.

Note 13. Other Current Liabilities and Non Current Liabilities
Other current liabilities are presented in the following table:

	Year Ended December 31,
	2023	2022
	(in thousands)
Customer prepayments	$25,914	$16,334
Rebates	23,315	17,671
Accounts payable relating to capital expenditures	3,346	25,414
Other creditors	2,319	2,388
Deferred revenue	10	10
Earn out liability - current	$49,648	$21,640
Total	$104,552	$83,457
Other non-current liabilities are presented in the following table:

	Year Ended December 31,
	2023	2022
	(in thousands)
Earn out liability – non-current	$—	$44,696
Uncertain tax positions	16,785	17,980
Other	2,297	6,550
Total	$19,082	$69,226
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

Note 14. Employee Benefits
Defined Benefit Plans
According to French law and the Syntec Collective Agreement, French employees are entitled to compensation paid on retirement.
The following table summarizes the changes in the projected benefit obligation:

	Year Ended December 31,
	2023	2022	2021
	(in thousands)
Projected benefit obligation present value - beginning of period	$3,708	$5,531	$6,167
Service cost	707	1,756	1,324
Interest cost	161	73	51
Curtailment	(306)	—	—
Actuarial losses (gains)	(290)	(3,311)	(1,543)
Currency translation adjustment	143	(341)	(468)
Projected benefit obligation present value - end of period	$4,123	$3,708	$5,531

The Company does not hold any plan assets for any of the periods presented.
The main assumptions used for the purposes of the actuarial valuations are listed below:

	Year Ended December 31,
	2023	2022	2021
Discount rate (Corp AA)	3.90%	4.3%	1.4%
Expected rate of salary increase	7.0%	5.0%	5.0%
Expected rate of social charges	48.0%	48.0%	49.0% - 50.0%
Expected staff turnover	Company age-based table	0.0% - 17.8%	0.0% - 17.8%
Estimated retirement age	Progressive table	Progressive table	Progressive table
Life table	TH-TF 2000-2002 shifted	TH-TF 2000-2002 shifted	TH-TF 2000-2002 shifted

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

	Year Ended December 31,
	2023	2022	2021
	(in thousands)
Defined contributions plans included in personnel expenses	$(18,342)	$(17,111)	$(16,165)

Note 15. Common shares and Treasury stock
Change in Number of Shares

Number of ordinary shares
Balance at January 1, 2022	60,675,474
of which Common shares	65,883,347
of which Treasury stock	(5,207,873)

Issuance of shares under share option and free share plans (1)	(2,634,619)
Treasury Shares Issued for RSU Vesting	1,625,742
Treasury Shares Retired (2)	2,732,386
Share repurchase program	(5,135,359)
Balance at December 31, 2022	57,263,624
of which Common shares	63,248,728
of which Treasury stock	(5,985,104)

Issuance of shares under share option and free share plans (3)	(2,083,065)
Treasury Shares Issued for RSU Vesting	1,679,674
Treasury Shares Issued for LUS Vesting	1,006,482
Treasury Shares Retired (4)	2,185,000
Share repurchase program	(4,286,624)
Balance at December 31, 2023	55,765,091
of which Common shares	61,165,663
of which Treasury stock	(5,400,572)

(1) (2) Adopted by the Board of Directors on July 28, 2022 and December 7, 2022
(3) (4) Adopted by the Board of Directors on December 7, 2023
Note 16. Share-Based Compensation
Equity awards Compensation Expense
Equity awards compensation expense recorded in the consolidated statements of operations was as follows:

	Year Ended December 31,
	2023	2022	2021
	(in thousands)
Research and Development	(54,794)	(36,514)	(16,334)
Sales and Operations	(20,011)	(14,200)	(12,623)
General and Administrative	(22,380)	(14,320)	(15,571)
Total equity awards compensation expense	(97,185)	(65,034)	(44,528)
Tax benefit from equity awards compensation expense	7,864	5,423	4,858

The breakdown of the equity award compensation expense by instrument type was as follows:

	Year Ended December 31,
	2023	2022	2021
	(in thousands)
Share options	(90)	(97)	(986)
Lock-up shares	(33,224)	(18,049)	—
Restricted stock units / Performance stock units	(61,949)	(45,025)	(41,747)
Non-employee warrants	(1,922)	(1,863)	(1,795)
Total equity awards compensation expense	(97,185)	(65,034)	(44,528)
Tax benefit from equity awards compensation expense	7,864	5,423	4,858

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

	Options Outstanding
	Number of Shares Underlying Outstanding Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding - December 31, 2022	372,329
Options granted	—
Options exercised	(43,617)
Options canceled	(5,933)
Options expired	(3,541)
Outstanding - December 31, 2023	319,238	€20.74	4.18	€4.65

Vested and exercisable - December 31, 2023	319,238

The aggregate intrinsic value represents the difference between the exercise price of the options and the fair market value of common stock on the date of exercise. No new stock options were granted in the year ending December 31, 2023 and December 31, 2022. As of December 31, 2023, there is no unrecognized stock-based compensation expense related to unvested stock options.

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

	Shares	Weighted-Average Grant date Fair Value Per Share

Outstanding as of December 2022	2,960,243
Granted	—
Vested	(1,006,482)
Forfeited	—
Outstanding as of December 31, 2023	1,953,761	$23.94

At December 31, 2023, the Company had unrecognized stock-based compensation relating to lock-up shares of approximately $17.4 million, which is expected to be recognized over a period from January 2024 to August 1, 2025.

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

	Shares (RSU)	Weighted-Average Grant date Fair Value Per Share

Outstanding as of December 2022	5,349,955
Granted	1,894,491
Vested	(1,476,005)
Forfeited	(475,178)
Outstanding as of December 31, 2023	5,293,263	€26.67

At December 31, 2023, the Company had unrecognized stock-based compensation relating to restricted stock of approximately $74.9 million, which is expected to be recognized over a weighted-average period of 3.1 years.

	Shares (PSU)	Weighted-Average Grant date Fair Value Per Share

Outstanding as of December 2022	522,467
Granted	356,402
Vested	(204,218)
Forfeited	(14,256)
Outstanding as of December 31, 2023	660,395	€28.27

At December 31, 2023, the Company had unrecognized stock-based compensation relating to restricted stock of approximately $9.5 million, which is expected to be recognized over a weighted-average period of 3.0 years.

Non-employee warrants

Non-employee warrants generally vest over four years, subject to the holder’s continued service through the vesting date.

	Shares	Weighted-Average Grant date Fair Value Per Share	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding - December 31, 2022	302,775
Granted	—
Exercised	(58,318)
Cancelled	—
Expired	—
Outstanding - December 31, 2023	244,457	€17.65	4.48	€9.79

Vested and exercisable - December 31, 2023	244,457

The aggregate intrinsic value represents the difference between the exercise price of the non-employee warrants and the fair market value of common stock on the date of exercise. No new stock non-employee warrants were granted in the year ending December 31, 2023 and December 31, 2022. As of December 31, 2023, the instruments were fully vested.

Note 17. Financial and Other Income (Expense)
The Consolidated Statements of Income line item “Financial and Other income (expense)” can be broken down as follows:

	Year Ended December 31,
	2023	2022	2021
	(in thousands)

Financial income from cash equivalents	$4,678	$1,932	$634
Interest and fees	(2,244)	(2,025)	(2,271)
Foreign exchange income (loss)	(7,553)	19,659	(1,776)
Discounting impact	(5,289)	(4,700)	—
Interest income (expense) on provision for R&C	(258)	2,258	—
Other financial income (expense)	(161)	730	2,369
Other income (expense)	$8,337	$(71)	$2,983
Total financial and other income (expense)	$(2,490)	$17,783	$1,939
The $(2.5) million financial and other expense for the period ended December 31, 2023 was mainly driven by proceeds from disposal of non consolidated investments fully offset by the recognition of a negative impact of foreign exchange, including end of year non-cash marked to market , the accretion of earn-out liability related to Iponweb acquisition and financial expense relating to our €407 million available Revolving Credit Facility (RCF). At December 31, 2023, our exposure to foreign currency risk was centralized at Criteo S.A. and hedged using foreign currency swaps or forward purchases or sales of foreign currencies.
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

Note 18. Income Taxes
Breakdown of Income Taxes
The Consolidated Statements of Income line item “Provision for income taxes” can be broken down as follows:

	Year Ended December 31,
	2023	2022	2021
	(in thousands)
Current income tax expense (benefit)	$43,672	$27,584	$34,811
France	3,755	5,665	16,549
International	39,917	21,919	18,262
Deferred tax expense (benefit)	(23,588)	3,602	(18,642)
France	634	5,868	(9,574)
International	(24,222)	(2,266)	(9,068)
Provision for income tax expense (benefit)	$20,084	$31,186	$16,169

Income before taxes included income (loss) from France of $38.3 million, $(4.2) million and $109.9 million for the periods ended 2023, 2022 and 2021 respectively. Income (loss) before taxes from countries outside of France totaled $36.4 million, $46.2 million and $46.9 million for the periods ended December 31, 2023, 2022 and 2021, respectively.
Reconciliation between the Effective and Nominal Tax Expense
The following table shows the reconciliation between the effective and nominal tax expense at the nominal standard French rate of 25.8% (excluding additional contributions):

	Year Ended December 31,
	2023	2022	2021

	(in thousands)

Income before taxes	$74,728	$42,061	$153,816
Theoretical group tax-rates	25.8%	25.8%	28.4%
Nominal tax expense (benefit)	19,295	10,860	43,684

Increase / decrease in tax expense arising from:
French Research Tax Credit, Crédit d’Impôt Recherche (“CIR”)	(2,376)	(2,901)	(4,830)
Shared-based Compensation	8,764	2,895	(1,429)
BEAT tax	—	—	6,560
Non-tax deductible provision from loss contingency on regulatory matters (see Note 20)	(5,546)	16,971	—
Nondeductible Expenses	5,274	6,178	6,476
Non recognition of deferred tax assets	878	3,190	1,666
Utilization or recognition of previously unrecognized tax losses	(1,760)	(1,338)	(10,357)
French CVAE (1)	1,593	1,635	2,170
Income eligible to reduced taxation rate (2)	(4,341)	(6,766)	(25,655)
Change in Uncertain Tax Positions	(880)	412	—
Effect of different tax rates	(922)	201	395
Other differences	105	(151)	(2,511)
Effective tax expense (benefit)	$20,084	$31,186	$16,169
Effective tax rate	26.9%	74.1%	10.5%
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

Deferred Tax Assets and Liabilities
The following table shows the changes in the major sources of deferred tax assets and liabilities:

(in thousands)	Year ended December 31, 2021	Change recognized in profit or loss	Change recognized in OCI	Purchase Price Accounting	Other	Currency translation adjustments	Year ended December 31, 2022

Net deferred tax assets :
Net operating loss carryforwards	$33,528	$(10,285)	$—	$—	$—	$(1,793)	$21,450
Shared-based Compensation	6,285	(469)	—	—	—	(11)	5,805
Bad debt allowance	5,545	(291)	—	—	—	(62)	5,192
Personnel-related accruals	8,781	(225)	—	7	—	(144)	8,419
Other accruals	5,720	(1,455)	—	—	—	(287)	3,978
Projected benefit obligation	1,429	472	(855)	—	—	(88)	958
Financial instruments	(15)	(726)	—	—	—	(8)	(749)
Tax Credits	17,031	(11,242)	—	—	—	—	5,789
Other	3,944	(607)	—	7	85	(293)	3,136

Net deferred tax liabilities:
Intangibles (1)	(14,972)	17,996	—	1,550	653	117	5,344

Gross Deferred Income Taxes	67,276	(6,832)	(855)	1,564	738	(2,569)	59,322

Valuation allowance	(34,994)	3,230	513	(955)	(653)	1,720	(31,139)

Net Deferred Income Taxes	32,282	(3,602)	(342)	609	85	(849)	28,183

(in thousands)	Year ended December 31, 2022	Change recognized in profit or loss	Change recognized in OCI	Purchase Price Accounting	Other	Currency translation adjustments	Year ended December 31, 2023

Net deferred tax assets :
Net operating loss carryforwards	$21,450	$(3,420)	$—	$—	$(1,038)	$742	$17,734
Shared-based Compensation	5,805	352	—	—	—	(90)	6,067
Bad debt allowance	5,192	2,079	—	—	62	56	7,389
Personnel-related accruals	8,419	1,512	—	—	—	27	9,958
Other accruals	3,978	(476)	—	—	—	(156)	3,346
Projected benefit obligation	958	146	(75)	—	—	36	1,065
Intangibles (1)	5,344	19,004	—	—	(62)	54	24,340
Tax Credits	5,789	(1)	—	—	—	—	5,788
Financial instruments	(749)	1,323	—	—	159	4	737
Other	3,136	1,846	—	—	(198)	183	4,967

Gross Deferred Income Taxes	59,322	22,365	(75)	—	(1,077)	856	81,391

Valuation allowance	(31,139)	1,223	45	—	1,077	(1,000)	(29,794)

Net Deferred Income Taxes	28,183	23,588	(30)	—	—	(144)	51,597
(1) Includes Section 174 expense capitalization
Amounts recognized in our Consolidated Financial Statements are calculated at the level of each subsidiary within our Consolidated Financial Statements. As of December 31, 2023, 2022 and 2021, the valuation allowance against net deferred income taxes amounted to $29.8 million, $31.1 million and $35.0 million, which related mainly to Criteo Corp. ($5.7 million, $5.7 million and $5.7 million, respectively), Criteo Brazil ($2.7 million, $3.3 million and $2.7 million, respectively), Criteo Ltd ($10.7 million, $8.1 million and $7.6 million, respectively), Criteo Singapore ($1.2 million, $1.5 million and $4.2 million), Criteo Pty ($2.9 million, $2.6 million and $2.7 million) and Criteo France ($5.0 million, $6.5 million and $6.2 million, respectively).
The Company mainly has net operating loss carryforwards in the U.S. for $34.5 million in various states, which begin to expire in 2031 and net operating loss carryforwards in the United Kingdom for $37.7 million which have no expiration date. The company has $5.7 million of state R&D tax credits which can be carry-forward indefinitely.
Utilization of our net operating loss and tax credit carryforwards in the US may be subject to annual limitations due to the ownership change limitations provided by the IRS Code 382 and similar state provisions. Such annual limitations could result in the expiration of the net operating loss and tax credit carryforwards before their utilization.

As of December 31, 2023, we have not provided deferred taxes on unremitted earnings related to foreign subsidiaries. We intend to continue to reinvest these foreign earnings indefinitely and do not expect to incur any significant taxes related to such amounts.
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

Uncertain Tax Positions
The following table summarizes the activity related to our gross unrecognized tax benefits during the years ended December 31, 2023 2022 and 2021:

	Year Ended December 31,
	2023	2022	2021

	(in thousands)

Beginning balance of unrecognized tax benefits	$13,315	$—	$—
Increases (Decreases) related to current year tax positions	$(1,086)	13,315	—
Ending balance of unrecognized tax benefits (excluding interest and penalties)	$12,229	13,315	—
Interest and penalties associated with unrecognized tax benefits	$4,556	4,665	—
Ending balance of unrecognized tax benefits (including interest and penalties)	$16,785	17,980	—
The total amount of gross unrecognized tax benefits, including related interest and penalties, was $16.8 million as of December 31, 2023. All of the unrecognized tax benefits are considered non-current.
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
Pillar Two

On October 8, 2021, the Organization for Economic Co-operation and Development (OECD) announced the OECD/G20 Inclusive Framework on Base Erosion and Profit Shifting which agreed to a two-pillar solution to address tax challenges arising from digitalization of the economy. On December 20, 2021, the OECD released Pillar Two Model Rules (“Pillar Two”) defining the global minimum tax, which calls for the taxation of a minimum rate of 15% for multinational companies with consolidated revenue above €750 million. Additional “top-up” tax will be due, either at domestic level (“Qualified Minimum Domestic Top-Up Tax”, or under Pillar Two computation. Various foreign jurisdictions have already enacted Pillar Two implementation in domestic laws and some other are in the process of doing it as from 2024. We are currently evaluating the potential impacts on future periods of Pillar Two, based on domestic implementation laws already adopted, new laws to come and local administrative guidelines to be issued.

Note 19. Earnings Per Share
Basic Earnings Per Share
We calculate basic earnings per share by dividing the net income for the period attributable to shareholders of the Parent by the weighted average number of shares outstanding.

	Year Ended December 31,
	2023	2022	2021

	(in thousands, except share data)

Net income attributable to shareholders of Criteo S.A.	$53,259	$8,952	$134,456
Weighted average number of shares outstanding (note 15)	56,170,658	60,004,707	60,717,446
Basic earnings per share	$0.95	$0.15	$2.21

Diluted Earnings Per Share
We calculate diluted earnings per share by dividing the net income attributable to shareholders of the Parent by the weighted average number of shares outstanding plus any potentially dilutive shares not yet issued from share-based compensation plans (see note 15). There were no other potentially dilutive instruments outstanding as of December 31, 2023, 2022 and 2021. Consequently all potential dilutive effects from shares are considered.
For each period presented, a contract to issue a certain number of shares (i.e., share option, share warrant, restricted share award or BSPCE contracts) is assessed as potentially dilutive, if it is “in the money” (i.e., the exercise or settlement price is inferior to the average market price).

	Year Ended December 31,
	2023	2022	2021

	(in thousands, except share data)

Net income attributable to shareholders of Criteo S.A.	$53,259	$8,952	$134,456
Weighted average number of shares outstanding of Criteo S.A.	56,170,658	60,004,707	60,717,446
Dilutive effect of :
Restricted share awards	3,905,076	2,554,516	3,061,807
Share options and BSPCE	104,294	117,934	341,971
Share warrants	51,599	83,040	110,413
Weighted average number of shares outstanding used to determine diluted earnings per share	60,231,627	62,760,197	64,231,637
Diluted earnings per share	$0.88	$0.14	$2.09

The weighted average number of securities that were anti-dilutive for diluted EPS for the periods presented but which could potentially dilute EPS in the future are as follows:

	Year Ended December 31,
	2023	2022	2021

Restricted share awards	348,675	172,758	312,413
Share options and BSPCE	—	—	—
Share warrants	—	—	—
Weighted average number of anti-dilutive securities excluded from diluted earnings per share	348,675	172,758	312,413

Note 20. Commitments and contingencies
Contractual Commitments
We have $65.0 million of non-cancelable contractual commitments as of December 31, 2023, which are primarily related to software licenses, maintenance and bandwidth for our servers.
The following is a schedule, by years, of non-cancelable contractual commitments as of December 31, 2023 (in millions):

(in thousands)
2024	53,623
2025	8,286
2026	3,097
Total	$65,006

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

Legal and Regulatory Matters
Following a complaint from Privacy International against a number of advertising technology companies with certain data protection authorities, including in France, France's Commission Nationale de l'Informatique et des Libertés (the "CNIL") opened a formal investigation in January 2020 against Criteo. In June 2023, the CNIL issued its decision, which retained alleged GDPR violations but reduced the financial sanction against Criteo from the original amount of €60.0 million ($65.0 million) to €40.0 million ($43.3 million). Criteo made the required sanction payment in the third quarter of 2023. The decision relates to past matters and does not include any obligation for Criteo to change its current practices. Criteo has appealed this decision before the Conseil d’Etat.
The €40.0 million ($43.3 million) penalty was applied against the previously accrued liability for loss contingency reflected in our financial statements for the period ended June 30, 2022, which amounted to €60.0 million ($65.0 million). Criteo issued the required sanction payment during the third quarter of 2023.

We are party to a claim (Doe v.GoodRx Holdings, Inc. et al. in the U.S. District Court for the Northern District of California), alleging violations of various state and federal laws. We intend to vigorously defend our position, but we are unable to predict the potential outcome.

Non income tax risks
We have recorded a $31.9 million provision related to certain non income tax items accounted for under "ASC 450 Contingencies". These risks were identified and recognized as part of the Iponweb Acquisition. We have recorded an indemnification asset in the full amount of the provision as the Company is indemnified against certain tax liabilities under the purchase agreement for the Iponweb Acquisition. The indemnification asset is recorded as part of "Other non current assets" on the consolidated statement of financial position.

Note 21. Breakdown of Revenue and Non-Current Assets by Geographical Areas
The Company operates in the following three geographical markets:
•    Americas: North and South America;
•    Europe, Middle-East and Africa; and
•    Asia-Pacific.
The following tables disclose our consolidated revenue for each geographical area for each of the reported periods. Revenue by geographical area is based mainly on the location of advertisers’ campaigns.

Revenue generated in other significant countries where we operate is presented in the following table:

	Year Ended December 31,
	2023	2022	2021
	(in thousands)

Americas	$887,247	$891,267	$916,825
of which United States	803,288	798,391	815,797

EMEA	672,610	706,861	844,312
of which France	100,277	111,368	151,611
of which Germany	200,145	196,373	217,965

Asia-Pacific	389,588	418,875	493,098
of which Japan	216,991	253,996	309,378

Other Information
For each reported period, non-current assets (corresponding to the net book value of tangible and intangible assets) are presented in the table below. The geographical information results from the locations of legal entities.

	Americas	EMEA	Asia-Pacific	Total
(in thousands)

December 31, 2022	$92,952	$193,007	$21,231	$307,190
December 31, 2023	$89,355	$202,969	$15,058	$307,382
Note 22. Subsequent Events
Beginning in the first quarter of 2024 – following the completion of the integration of our Iponweb acquisition – our Chief Operating Decision Maker, who is our Chief Executive Officer (“CEO”), no longer receives disaggregated information for Iponweb. As such, we will update our segment financial reporting structure in line with how our CEO assesses performance and allocates resources. We will have two segments: Retail Media and Performance Media. Performance Media combines our former Marketing Solutions and Iponweb segments.