Form 10-Q
period 2024-03-31
Criteo S.A.
filed 2024-05-02
CIK 1576427

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended March 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes  ☐      No ☒
          As of April 30, 2024, the registrant had 56,687,497 ordinary shares, nominal value €0.025 per share, outstanding.

General
    Except where the context otherwise requires, all references in this Quarterly Report on Form 10-Q ("Form 10-Q") to the "Company," "Criteo," "we," "us," "our" or similar words or phrases are to Criteo S.A. and its subsidiaries, taken together. In this Form 10-Q, references to "$" and "US$" are to United States dollars. Our unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, or "GAAP."
Trademarks
    “Criteo,” the Criteo logo and other trademarks or service marks of Criteo appearing in this Form 10-Q are the property of Criteo. Trade names, trademarks and service marks of other companies appearing in this Form 10-Q are the property of their respective holders.
Special Note Regarding Forward-Looking Statements
    This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are based on our management’s beliefs and assumptions and on information currently available to our management. All statements other than present and historical facts and conditions contained in this Form 10-Q, including statements regarding our future results of operations and financial position, business strategy, plans and objectives for future operations, are forward-looking statements. When used in this Form 10-Q, the words “anticipate,” “believe,” “can,” “could,” “estimate,” “expect,” “intend,” “is designed to,” “may,” “might,” "objective," “plan,” “potential,” “predict,” "project," "seek," “should,” "will," "would," or the negative of these and similar expressions identify forward-looking statements.
    You should refer to Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2023, and to our subsequent quarterly reports on Form 10-Q for a discussion of important factors that may cause our actual results to differ materially from those expressed or implied by our forward-looking statements. As a result of these factors, we cannot assure you that the forward-looking statements in this Form 10-Q will prove to be accurate. Furthermore, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified time frame or at all. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.
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

PART I
Item 1. Financial Statements

CRITEO S.A.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION (UNAUDITED)

	Notes	March 31, 2024	December 31, 2023
		(in thousands)
Assets
Current assets:
Cash and cash equivalents	3	$266,862	$336,341
Trade receivables, net of allowances of $43.1 million and $43.3 million at March 31, 2024 and December 31, 2023, respectively.	4	610,676	775,589
Income taxes	12	1,912	2,065
Other taxes		142,630	109,306
Other current assets	5	50,131	48,291
Restricted cash - current	3	75,000	75,000
Marketable securities - current portion	3	11,226	5,970
Total current assets		1,158,437	1,352,562
Property, plant and equipment, net		116,798	126,494
Intangible assets, net		175,259	180,888
Goodwill		521,198	524,197
Right of use assets - operating lease	7	106,765	112,487
Marketable securities - non-current portion	3	10,811	16,575
Non-current financial assets		5,372	5,294
Other non-current assets	5	60,221	60,742
Deferred tax assets		51,389	52,680
Total non-current assets		1,047,813	1,079,357
Total assets		$2,206,250	$2,431,919

Liabilities and shareholders' equity
Current liabilities:
Trade payables		$629,634	$838,522
Contingencies - current portion	14	1,387	1,467
Income taxes	12	14,693	17,213
Financial liabilities - current portion	3	4,946	3,389
Lease liability - operating - current portion	7	31,848	35,398
Other taxes		92,768	66,659
Employee - related payables		123,293	113,287
Other current liabilities	6	96,410	104,552
Total current liabilities		994,979	1,180,487
Deferred tax liabilities		3,167	1,083
Defined benefit plans	8	4,357	4,123
Financial liabilities - non-current portion	3	76	77
Lease liability - operating - non-current portion	7	80,059	83,051
Contingencies - non-current portion	14	32,625	32,625
Other non-current liabilities	6	18,388	19,082
Total non-current liabilities		138,672	140,041
Total liabilities		1,133,651	1,320,528
Commitments and contingencies
Shareholders' equity:
Common shares, €0.025 par value, 61,181,001 and 61,165,663 shares authorized, issued and outstanding at March 31, 2024 and December 31, 2023, respectively.		2,024	2,023
Treasury stock, 6,617,119 and 5,400,572 shares at cost as of March 31, 2024 and December 31, 2023, respectively.		(204,363)	(161,788)
Additional paid-in capital		797,492	769,240
Accumulated other comprehensive loss		(96,763)	(85,326)
Retained earnings		543,092	555,456
Equity-attributable to shareholders of Criteo S.A.		1,041,482	1,079,605
Non-controlling interests		31,117	31,786
Total equity		1,072,599	1,111,391
Total equity and liabilities		$2,206,250	$2,431,919
The accompanying notes form an integral part of these unaudited condensed consolidated financial statements.

CRITEO S.A.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

		Three Months Ended
	Notes	March 31, 2024	March 31, 2023
		(in thousands, except share per data)

Revenue	9	$450,055	$445,016

Cost of revenue:
Traffic acquisition costs		(196,167)	(224,398)
Other cost of revenue		(36,665)	(39,109)

Gross profit		217,223	181,509

Operating expenses:
Research and development expenses		(66,858)	(63,590)
Sales and operations expenses		(92,842)	(101,242)
General and administrative expenses		(47,169)	(40,170)
Total operating expenses		(206,869)	(205,002)
Income (loss) from operations		10,354	(23,493)
Financial and Other income	11	1,181	6,827
Income (loss) before taxes		11,535	(16,666)
Provision for income tax (expense) benefit	12	(2,969)	4,595
Net Income (loss)		$8,566	$(12,071)

Net income (loss) available to shareholders of Criteo S.A.		$7,244	$(11,809)
Net income (loss) available to non-controlling interests		$1,322	$(262)

Weighted average shares outstanding used in computing per share amounts:
Basic	13	55,149,622	56,256,082
Diluted	13	59,332,882	56,256,082

Net income (loss) allocated to shareholders per share:
Basic	13	$0.13	$(0.21)
Diluted	13	$0.12	$(0.21)
The accompanying notes form an integral part of these unaudited condensed consolidated financial statements.

CRITEO S.A.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS (UNAUDITED)

	Three Months Ended
	March 31, 2024	March 31, 2023
	(in thousands)

Net income (loss)	$8,566	$(12,071)
Foreign currency translation adjustments, net of taxes	(13,211)	6,315
Actuarial gains (losses) on employee benefits, net of taxes	(272)	(136)
Other comprehensive income (loss)	$(13,483)	$6,179
Total comprehensive loss	$(4,917)	$(5,892)
Attributable to shareholders of Criteo S.A.	$(4,193)	$(5,334)
Attributable to non-controlling interests	$(724)	$(558)
The accompanying notes form an integral part of these unaudited condensed consolidated financial statements.

CRITEO S.A.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)

	Share capital		Treasury Stock		Additional paid-in capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Equity - attributable to shareholders of Criteo S.A.	Non controlling interest	Total equity
	Common shares		Shares
	(in thousands, except share amounts )
Balance at December 31, 2022	63,248,728	$2,079	(5,985,104)	$(174,293)	$734,492	$(91,890)	$577,653	$1,048,041	$33,065	$1,081,106
Net income (loss)	—	—	—	—	—	—	(11,809)	(11,809)	(262)	(12,071)
Other comprehensive income (loss)	—	—	—	—	—	6,475	—	6,475	(296)	6,179
Issuance of ordinary shares	67,968	2	—	—	1,295	—	—	1,297	—	1,297
Change in treasury stocks(*)	—	—	(1,338,049)	(37,107)	—	—	(13,922)	(51,029)	—	(51,029)
Share-Based Compensation	—	—	—	—	24,610	—	—	24,610	97	24,707
Other changes in equity	—	—	—	—	—	—	—	—	—	—
Balance at March 31, 2023	63,316,696	$2,081	(7,323,153)	$(211,400)	$760,397	$(85,415)	$551,922	$1,017,585	$32,604	$1,050,189
(*) On February 5, 2022, Criteo's board of directors authorized an extension of the share repurchase program to up to $480.0 million of the Company's outstanding American Depositary Shares. The change in treasury stocks is comprised of 1,731,634 shares repurchased at an average price of $29.9 offset by 393,585 treasury shares used for RSUs vesting and by 1,006,482 treasury shares used for LUSs vesting.

	Share capital		Treasury Stock		Additional paid-in capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Equity - attributable to shareholders of Criteo S.A.	Non controlling interest	Total equity
	Common shares		Shares
	(in thousands, except share amounts )
Balance at December 31, 2023	61,165,663	$2,023	(5,400,572)	$(161,788)	$769,240	$(85,326)	$555,456	$1,079,605	$31,786	$1,111,391
Net income (loss)	—	—	—	—	—	—	7,244	7,244	1,322	8,566
Other comprehensive income (loss)	—	—	—	—	—	(11,437)	—	(11,437)	(2,046)	(13,483)
Issuance of ordinary shares	15,338	1	—	—	394	—	—	395	—	395
Change in treasury stocks(*)	—	—	(1,216,547)	(42,575)	—	—	(19,568)	(62,143)	—	(62,143)
Share-Based Compensation	—	—	—	—	27,858	—	—	27,858	55	27,913
Other changes in equity	—	—	—	—	—	—	(40)	(40)	—	(40)
Balance at March 31, 2024	61,181,001	$2,024	(6,617,119)	$(204,363)	$797,492	$(96,763)	$543,092	$1,041,482	$31,117	$1,072,599
(*) On February 1, 2024, Criteo's board of directors authorized an extension of the share repurchase program to up to $630.0 million of the Company's outstanding American Depositary Shares. The change in treasury stocks is comprised of 1,996,797 shares repurchased at an average price of $29.7 offset by 405,250 treasury shares used for RSUs vesting and by 375,000 treasury shares used for LUSs vesting.
The accompanying notes form an integral part of these unaudited condensed consolidated financial statements.

CRITEO S.A.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended
	March 31, 2024	March 31, 2023
	(in thousands)
Net income (loss)	$8,566	$(12,071)
Non-cash and non-operating items	60,161	31,947
- Amortization and provisions	25,235	27,311
- Equity awards compensation expense (1)	27,292	25,168
- Net (gain) or loss on disposal of non-current assets	—	(8,790)
- Change in uncertain tax position	882	(60)
- Net change in fair value of Earn-out	3,237	86
- Change in deferred taxes	3,174	(12,297)
- Change in income taxes	(2,255)	(137)
- Other	2,596	666
Changes in working capital related to operating activities	(54,710)	22,088
- (Increase) / Decrease in trade receivables	158,056	164,120
- Increase / (Decrease) in trade payables	(201,921)	(145,011)
- (Increase) / Decrease in other current assets	(36,857)	(13,594)
- Increase/ (Decrease) in other current liabilities	26,734	16,666
- Change in operating lease liabilities and right of use assets	(722)	(93)
Cash from operating activities	14,017	41,964
Acquisition of intangible assets, property, plant and equipment	(13,293)	(37,195)
Change in accounts payable related to intangible assets, property, plant and equipment	69	3,976
Payment for business, net of cash acquired	(527)	(6,500)
Proceeds from disposition of investments	—	9,625
Change in other non-current financial assets	(148)	(6,008)
Cash (used for) from investing activities	(13,899)	(36,102)
Proceeds from exercise of stock options	395	1,266
Repurchase of treasury stocks	(62,143)	(51,030)
Cash payment for contingent consideration	—	(22,025)
Change in other financing activities	(432)	(428)
Cash used for financing activities	(62,180)	(72,217)
Effect of exchange rates changes on cash and cash equivalents	(7,333)	(1,182)
Net decrease in cash and cash equivalents and restricted cash	(69,395)	(67,537)
Net cash and cash equivalents and restricted cash at beginning of period	411,257	448,200
Net cash and cash equivalents and restricted cash at end of period	$341,862	$380,663

Supplemental disclosures of cash flow information
Cash paid for taxes, net of refunds	(1,168)	(7,900)
Cash paid for interest	(327)	(616)
(1) Of which $26.8 million and $24.7 million of equity awards compensation expense consisted of share-based compensation expense according to ASC 718 Compensation - stock compensation for the three months ended March 31, 2024 and 2023, respectively.
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

Our strategy is to help marketers and media owners activate 1st-party, privacy-safe data and drive better commerce outcomes through our Commerce Media Platform, which includes a suite of products:
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

Note 1. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements (the "Unaudited Condensed Consolidated Financial Statements") have been prepared by Criteo in accordance with generally accepted accounting principles in the United States of America ("GAAP") and pursuant to the applicable rules and regulations of the Securities and Exchange Commission ("SEC"), including regarding interim financial reporting. Certain information and disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. As such, these unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 23, 2024.

The unaudited condensed consolidated financial statements included herein reflect all normal recurring adjustments that are, in the opinion of management, necessary to state fairly the results for the interim periods presented. The results of operations for the interim periods presented are not necessarily indicative of the operating results to be expected for any subsequent interim period or for the fiscal year ending December 31, 2024.

Use of Estimates

The preparation of our Consolidated Financial Statements requires the use of estimates, assumptions and judgments that affect the reported amounts of assets, liabilities, and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amount of revenue and expenses during the period. We base our estimates and assumptions on historical experience and other factors that we believe to be reasonable under the circumstances. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates. Estimates in our financial statements include, but are not limited to, (1) gross versus net assessment in revenue recognition (2) income taxes, (3) assumptions used in the valuation of long-lived assets including intangible assets, and goodwill, (4) assumptions surrounding the recognition and valuation of contingent liabilities and losses.

Significant Accounting Policies

Reportable Segments

Beginning with the first quarter of 2024, the Company has changed its segment reporting structure to two reportable segments: Retail Media and Performance Media, which combines our former Marketing Solutions and Iponweb segments, to align with a change in how the Chief Operating Decision Maker (CODM), our Chief Executive Officer (CEO), allocates resources and assesses performance.

As such, prior period segment results and related disclosures have been conformed to reflect the Company’s current reportable segments. This change in accounting policy did not impact our results of operations, financial position, or cash flows. Refer to Note 2 for further discussion.

Goodwill Interim Impairment Evaluation
The Company's goodwill balance was $521.2 million and $524.2 million at March 31, 2024 and December 31, 2023, respectively. We assess goodwill for impairment at least annually during the fourth quarter and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. As noted above, during the first quarter 2024, the Company made a change to its operating and reportable segments from three to two segments: Retail Media and Performance Media. As a result of this change, we reassessed our reporting units for the evaluation of goodwill. Prior to this change, consistent with the determination that we had three operating/reportable segment, we determined that we had three reporting units for goodwill assessment purposes. Our reassessment during the first quarter of 2024 determined that, consistent with the determination that we had two operating/ reportable segments, we also have two reporting units for goodwill assessment purposes: Retail Media and Performance Media.

As a result of this change in reporting units, effective January 1, 2024, we estimated the fair value of our new reporting units and, based on an assessment of the relative fair values of our new reporting units after the change, we determined that the goodwill held by the Iponweb reportable unit was now allocated to the Performance Media reporting unit. This determination was largely based on the fact that the operations of the previous Iponweb operating segment/ reporting unit are significantly integrated with the Performance Media operating segment / reportable unit. The change in reporting units was also considered a triggering event indicating a test for goodwill impairment was required as of January 1, 2024 before and after the change in reporting units. The Company performed those impairment tests, which did not result in the identification of an impairment loss as of January 1, 2024.
Goodwill allocated to the two reportable segments and the changes in the carrying amount for the quarter-ended March 31, 2024 were as follows:

	Retail Media	Performance Media	Total
	(in thousands)
Balance at January 1, 2024	149,680	374,517	524,197
Acquisitions	—	—	—
Disposals	—	—	—
Currency translation adjustment	(759)	(2,240)	(2,999)
Impairments	—	—	—
Balance at March 31, 2024	148,921	372,277	521,198
There have been no other significant changes to our accounting policies described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

Recently Issued Accounting Pronouncements

There have been no recently issued accounting standards adopted during the period which had a material impact on the Company's financial statements.

There are no recently issued accounting standards that are expected to have a material impact on our results of operations, financial condition, or cash flows.

Note 2. Segment information
The Company reports segment information based on the management approach. The management approach designates the internal reporting used by management for making decisions and assessing performance as the source of the Company's reportable segments. Beginning with the first quarter of 2024, the Company changed its segment reporting structure and reports its results of operations through the following two segments: Retail Media and Performance Media.

–Retail Media: This segment encompasses revenue generated from brands, agencies and retailers for the purchase and sale of retail media digital advertising inventory and audiences, and services.

–Performance Media: This segment encompasses commerce activation, monetization, and services.

The Company's CODM allocates resources to and assesses the performance of each segment using information about Contribution excluding Traffic Acquisition Costs (Contribution ex-TAC), which is our segment profitability measure and reflects our gross profit plus other costs of revenue. The Company's CODM does not review any other financial information for our two segments.

The following table shows revenue by reportable segment:

	Three Months Ended
	March 31, 2024	March 31, 2023
	(in thousands)
Retail Media	50,872	38,021
Performance Media	399,183	406,995
Total Revenue	$450,055	$445,016

The following table shows Contribution ex-TAC by reportable segment and its reconciliation to the Company’s Consolidated Statements of Operation:

	Three Months Ended
	March 31, 2024	March 31, 2023
	(in thousands)
Contribution ex-TAC
Retail Media	$50,169	$37,352
Performance Media	203,719	183,266
	253,888	220,618

Other costs of sales	(36,665)	(39,109)
Gross profit	$217,223	$181,509
Operating expenses
Research and development expenses	(66,858)	(63,590)
Sales and operations expenses	(92,842)	(101,242)
General and administrative expenses	(47,169)	(40,170)
Total Operating expenses	(206,869)	(205,002)

Income (loss) from operations	$10,354	$(23,493)
Financial and Other Income (Expense)	1,181	6,827
Income (loss) before tax	$11,535	$(16,666)

Note 3. Financial Instruments

Fair Value Measurements
We classify our cash, cash equivalents and marketable debt securities within Level 1 or Level 2 because we use quoted market prices or pricing models with observable inputs to determine their fair value. Our term deposits are comprised primarily of interest-bearing term deposits and mutual funds. Interest-bearing and term bank deposits are considered Level 2 financial instruments as they are measured using valuation techniques based on observable market data. Term deposits are considered a level 2 financial instrument as they are measured using valuation techniques based on observable market data.

	March 31, 2024		December 31, 2023
	Cash and Cash Equivalent	Marketable Securities	Cash and Cash Equivalent	Marketable Securities
	(in thousands)
Level 1
Cash and cash equivalents	$212,326	$—	$285,518	$—
Level 2
Term deposits and notes	$54,536	$22,037	$50,823	$22,545
Total	$266,862	$22,037	$336,341	$22,545

The fair value of term deposits approximates their carrying amount given the nature of the investments, its maturities and expected future cash flows.
Marketable Securities
The following table presents for each reporting period, the breakdown of the fair value of marketable securities:

	March 31, 2024	December 31, 2023

	(in thousands)
Securities Held-to-maturity
Term Deposits	$22,037	$22,545
Total	$22,037	$22,545

The gross unrealized gains on our marketable securities were not material as of March 31, 2024.
The following table classifies our marketable debt securities by contractual maturities:

Held-to-maturity
March 31, 2024

(in thousands)
Due in one year	$11,226
Due in one to five years	$10,811
Total	$22,037

Restricted Cash

As of March 31, 2024, the Company has restricted cash of $75.0 million in an escrow account containing withdrawal conditions. The cash secures the Company's payment of Iponweb Acquisition contingent consideration to the Sellers, which is conditioned upon the achievement of certain revenue targets by the Iponweb business for the 2023 fiscal year.

Note 4. Trade Receivables
The following table shows the breakdown in trade receivables net book value for the presented periods:

	March 31, 2024	December 31, 2023

	(in thousands)
Trade accounts receivables	$653,738	$818,937
(Less) Allowance for credit losses	(43,062)	(43,348)
Net book value at end of period	$610,676	$775,589
As of March 31, 2024 no customer individually exceeded 10% of our gross accounts receivables.

Note 5. Other Current and Non-Current Assets
The following table shows the breakdown in other current assets net book value for the presented periods:

	March 31, 2024	December 31, 2023

	(in thousands)
Prepayments to suppliers	$6,098	$7,499
Other debtors	8,210	7,279
Prepaid expenses	35,167	32,858
Other current assets	656	655
Net book value at end of period	$50,131	$48,291
Prepaid expenses mainly consist of amounts related to SaaS arrangements.
Other non-current assets of $60.2 million are primarily comprised of the indemnification asset of $48.7 million recorded against certain tax liabilities related to the purchase agreement for the Iponweb Acquisition.

Note 6. Other Current and Non-Current Liabilities
Other current liabilities are presented in the following table:

	March 31, 2024	December 31, 2023

	(in thousands)
Customer prepayments	$9,778	$25,914
Rebates	22,647	23,315
Accounts payable relating to capital expenditures	2,738	3,346
Other creditors	3,377	2,319
Deferred revenue	3,230	10
Earn out liability – current	54,640	49,648
Total current liabilities	$96,410	$104,552

The earn out liability is related to the Iponweb Acquisition, whereas the Sellers are entitled to contingent consideration, which is conditioned upon the achievement of certain revenue targets by the Iponweb business for the 2023 fiscal year. The related earn-out liability is valued and discounted using management's best estimate of the consideration that is expected to be paid during 2024.

Other non-current liabilities are presented in the following table:

	March 31, 2024	December 31, 2023

	(in thousands)
Uncertain tax positions	17,014	16,785
Other	1,374	2,297
Total non-current liabilities	$18,388	$19,082

Other non-current liabilities include $17.0 million related to uncertain tax positions as of March 31, 2024. These uncertain tax positions are primarily related to the Iponweb Acquisition.

23

Note 7. Leases
The components of lease expense are as follows:

Three Months Ended	March 31, 2024			March 31, 2023
	Offices	Data Centers	Total	Offices	Data Centers	Total
	(in thousands)
Lease expense	$3,617	$6,245	$9,862	$3,704	$5,576	$9,280
Short term lease expense	313	—	313	142	9	151
Variable lease expense	331	28	359	89	4	93
Sublease income	(422)	—	(422)	(229)	—	(229)
Total operating lease expense	$3,839	$6,273	$10,112	$3,706	$5,589	$9,295

23

Note 8. Employee Benefits

Defined Benefit Plans
According to French law and the Syntec Collective Agreement, French employees are entitled to compensation paid on retirement.
The following table summarizes the changes in the projected benefit obligation:

Projected benefit obligation
(in thousands)
Projected benefit obligation present value at January 1, 2023	$3,708
Service cost	707
Interest cost	161
Curtailment	(306)
Actuarial losses (gains)	(290)
Currency translation adjustment	143
Projected benefit obligation present value at December 31, 2023	$4,123
Service cost	172
Interest cost	40
Actuarial losses (gains)	94
Currency translation adjustment	(72)
Projected benefit obligation present value at March 31, 2024	$4,357
The Company does not hold any plan assets for any of the periods presented.
The main assumptions used for the purposes of the actuarial valuations are listed below:

	Three Months Ended	Year Ended
	March 31, 2024	December 31, 2023
Discount rate (Corp AA)	3.8%	3.9%
Expected rate of salary increase	7.0%	7.0%
Expected rate of social charges	48.0%	48.0%
Expected staff turnover	Company age-based table	Company age-based table
Estimated retirement age	65 years old	65 years old
Life table	TH-TF 2000-2002 shifted	TH-TF 2000-2002 shifted

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

	Three Months Ended
	March 31, 2024	March 31, 2023
	(in thousands)
Defined contributions plans included in personnel expenses	$(4,226)	$(4,078)
Note 9. Revenue

The following table presents our disaggregated revenues by segment:

Three Months Ended	Retail Media	Performance Media	Total
		(in thousands)
March 31, 2024	$50,872	$399,183	$450,055
March 31, 2023	$38,021	$406,995	$445,016

Note 10. Share-Based Compensation

Equity awards Compensation Expense

Equity awards compensation expense recorded in the consolidated statements of operations was as follows:

	Three Months Ended
	2024	2023
	(in thousands)
Research and Development	(14,595)	(16,172)
Sales and Operations	(5,727)	(4,045)
General and Administrative	(6,970)	(4,951)
Total equity awards compensation expense	(27,292)	(25,168)
Tax benefit from equity awards compensation expense	2,428	1,700
Total equity awards compensation expense, net of tax effect	$(24,864)	$(23,468)

During the three months ended March 31, 2024, the Company settled $13.1 million of equity instruments granted under share-based arrangements.

The breakdown of the equity award compensation expense by instrument type was as follows:

	Three Months Ended
	2024	2023
	(in thousands)
Share options	—	(38)
Lock-up shares	(9,613)	(10,591)
Restricted stock units / Performance stock units	(17,179)	(14,079)
Non-employee warrants	(500)	(460)
Total equity awards compensation expense	(27,292)	(25,168)
Tax benefit from equity awards compensation expense	2,428	1,700
Total equity awards compensation expense, net of tax effect	$(24,864)	$(23,468)

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

	Options Outstanding
	Number of Shares Underlying Outstanding Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding as of December 31, 2023	319,238
Options granted	—
Options exercised	(13,758)
Options forfeited	(4,430)
Options canceled	—
Options expired	(2,720)
Outstanding as of March 31, 2024	298,330

Vested and exercisable as of March 31, 2024	298,330	20.38	4.19	13.16

The aggregate intrinsic value represents the difference between the exercise price of the options and the fair market value of common stock on the date of exercise. No new stock options were granted in the period ending March 31, 2024. As of March 31, 2024, there was no remaining unrecognized stock-based compensation related to unvested stock options.

Lock up shares

On August 1, 2022, 2,960,243 Treasury shares were transferred to the Founder (referred to as Lock Up Shares or "LUS"), as partial consideration for the Iponweb Acquisition. These shares are subject to a lock-up period that expires in three installments on each of the first three anniversaries of the Iponweb Acquisition, unless the vesting schedule changes or the Founder's employment agreement is terminated under certain circumstances during the pendency of such lock-up period. These shares are considered as equity settled share-based payments under ASC 718 and are accounted over the three-year lock-up period. The share based compensation expense is included in Research and Development expenses on the Consolidated Statement of Income. The shares were valued based on the volume weighted average price of one ADS traded on Nasdaq during the twenty (20) trading days immediately preceding July 28, 2022.

	Shares	Weighted-Average Grant date Fair Value Per Share

Outstanding as of December 31, 2023	1,953,761	—
Granted	—	—
Vested	(375,000)	—
Forfeited	—	—
Outstanding as of March 31, 2024	1,578,761	€23.94

During the three months ended March 31, 2024, the vesting resulted in the recognition of share-based compensation expense of $5.1 million.

As of March 31, 2024, the Company had unrecognized stock-based compensation relating to restricted stock of approximately $11.3 million, which is expected to be recognized over a period from April 1, 2024 to August 1, 2025.

Restricted Stock Units and Performance Stock Units

On March 1, 2024, the Company granted new equity under our current equity compensation plans, which was comprised of restricted stock units (“RSU”), and performance-based RSU awards consisting of total shareholder return (“TSR”) and performance vesting conditions (“PSU”) to the Company’s senior executives.

Restricted Stock Units

Restricted stock units generally vest over four years, subject to the holder’s continued service and/or certain performance conditions through the vesting date. In the following tables, exercise prices, grant date share fair values and fair value per equity instruments are in euros, as the Company is incorporated in France and the euro is the currency used for the grants.

	Shares (RSU)	Weighted-Average Grant date Fair Value Per Share

Outstanding as of December 31, 2023	5,293,263	—
Granted	382,418	—
Vested	(294,276)	—
Forfeited	(60,033)	—
Outstanding as of March 31, 2024	5,321,372	€27.01

The RSUs are subject to a vesting period of four years, over which the expense is recognized on a straight-line basis. A total of 382,418 shares have been granted under this plan, with a grant-date fair value of €29.88.

As of March 31, 2024, the Company had unrecognized stock-based compensation relating to restricted stock of approximately $65.9 million, which is expected to be recognized over a weighted-average period of 3.06 years.

Performance Stock Units

Performance stock units are subject to either a performance condition or a market condition.

Awards that are subject to a performance condition, are earned based on internal financial performance metrics measured by Contribution ex-TAC. A total of 536,452 shares have been granted at target under this plan with a vesting period of three years. The target shares are subject to a range of vesting from 0% to 200% based on the performance of internal financial metrics, for a maximum number of shares of 1,072,906. The grant-date fair value is determined based on the fair-value of the shares at the grant date, which is €29.88 per share for a total fair value of approximately $17.4 million, to be expensed on a straight-line basis over the respective vesting period. The number of shares granted, vesting and outstanding subject to performance conditions is as follows:

	Shares (PSU)	Weighted-Average Grant date Fair Value Per Share

Outstanding as of December 31, 2023	660,395	—
Granted	536,452	—
Performance share adjustment	64,152
Vested	(111,278)	—
Forfeited	—	—
Outstanding as of March 31, 2024	1,149,721	€29.52

As of March 31, 2024, the Company had unrecognized stock-based compensation related to performance stock units of approximately $23.6 million, which is expected to be recognized over a weighted-average period of 3.56 years.

Awards that are subject to a market condition are earned based on the Company’s total shareholder return relative to the Nasdaq Composite Index, and certain other vesting conditions. A total of 268,226 shares have been granted at target under this plan, to be earned in two equal tranches over a term of two and three years, respectively. The target shares are subject to a range of vesting from 0% to 200% for each tranche based on the TSR, for a maximum number of shares of 536,452. The grant-date fair value is approximately $13.7 million, to be expensed on a straight-line basis over the respective vesting period.
The grant-date fair value was determined based on a Monte-Carlo valuation model using the following key assumptions:

Expected volatility of the Company	42.73%
Expected volatility of the benchmark	71.18%
Risk-free rate	4.27%
Expected dividend yield	—%
The number of shares granted, vested and outstanding subject to market conditions is as follows:

	Shares (TSR)	Weighted-Average Grant date Fair Value Per Share

Outstanding as of December 31, 2023	—	—
Granted	268,226	—
Vested	—	—
Forfeited	—	—
Outstanding as of March 31, 2024	268,226	€51.28
As of March 31, 2024, a total of $0.5 million expense has been recognized and the Company had unrecognized stock-based compensation related to performance stock units based of market conditions of $13.3 million, which is expected to be recognized over a period from April 1, 2024 to March 1, 2027.
Non-employee warrants

Non-employee warrants generally vest over four years, subject to the holder’s continued service through the vesting date.

	Shares	Weighted-Average Grant date Fair Value Per Share	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding as of December 31, 2023	244,457
Granted	—
Exercised	—
Canceled	—
Expired	—
Outstanding as of March 31, 2024	244,457	€17.65	4.23	€16.31

Vested and exercisable - March 31, 2024	244,457

The aggregate intrinsic value represents the difference between the exercise price of the non-employee warrants and the fair market value of common stock on the date of exercise.

No new stock non-employee warrants were granted in the period ending March 31, 2024. As of March 31, 2024 all instruments have fully vested.

Note 11. Financial and Other Income and Expenses
The condensed consolidated statements of income line item “Financial and Other income” can be broken down as follows:

	Three Months Ended
	March 31, 2024	March 31, 2023
	(in thousands)
Financial income from cash equivalents	$2,189	$1,063
Interest and fees	(423)	(486)
Foreign exchange gains (losses)	879	(1,949)
Discounting impact	(1,778)	(680)
Other financial income	314	8,879
Total Financial and Other income	$1,181	$6,827
The $1.2 million in financial and other income for the three months ended March 31, 2024, were mainly driven by financial income from cash equivalents and a positive impact of foreign exchange, partially offset by the change in the accretion of the earn-out liability related to the Iponweb Acquisition.
As of March 31, 2024, our exposure to foreign currency risk was centralized at Criteo S.A. and hedged using foreign currency swaps or forward purchases or sales of foreign currencies.

Note 12. Income Taxes
The tax provision for interim periods is determined using an estimate of our annual effective tax rate (“AETR”), adjusted for discrete items arising in the period. To calculate our estimated AETR, we estimate our income before taxes and the related tax expense or benefit for the full fiscal year (total of expected current and deferred tax provisions), excluding the effect of significant unusual or infrequently occurring items or comprehensive income items not recognized in the statement of income. Each quarter, we update our estimate of the annual effective tax rate, and if our estimated annual tax rate does change, we make a cumulative adjustment in that quarter. Our quarterly tax provision, and our quarterly estimate of our annual effective tax rate, are subject to significant volatility due to several factors, including our ability to accurately predict our income (loss) before provision for income taxes in multiple jurisdictions. Our effective tax rate in the future will depend on the portion of our profits earned within and outside of France.
In December 2021, the Organization for Economic Cooperation and Development (OECD) released Pillar Two Model Rules defining the global minimum tax, which calls for the taxation of a minimum rate of 15% for multinational companies with consolidated revenue above €750 million. Numerous jurisdictions have enacted or are in the process of enacting legislation to adopt a minimum effective tax rate. While the adoption of Pillar Two did not have a material impact on the first quarter of 2024, the Company will continue to assess the ongoing impact as additional guidance becomes available.

The following table presents provision for income taxes:

	Three Months Ended
	March 31, 2024	March 31, 2023
	(in thousands)
Provision for income tax (expense) benefit	$(2,969)	$4,595

For the three months ended March 31, 2024 and March 31, 2023, provision for income tax (expense) benefit was $(3.0) million and $4.6 million, respectively. The $(3.0) million expense was driven by profits from operations.
The three months ended March 31, 2024 provision for income taxes mainly differs from the nominal standard French rate of 25.0% due to the application of a reduced income tax rate on the majority of the technology royalties income in France and nondeductible equity awards compensation expense.

Note 13. Earnings Per Share

Basic Earnings Per Share
We calculate basic earnings per share by dividing the net income or loss for the period attributable to shareholders of the Parent by the weighted average number of shares outstanding.

	Three Months Ended
	March 31, 2024	March 31, 2023
Net income (loss) attributable to shareholders of Criteo S.A.	$7,244	$(11,809)
Weighted average number of shares outstanding	55,149,622	56,256,082
Basic earnings per share	$0.13	$(0.21)
Diluted Earnings Per Share
We calculate diluted earnings per share by dividing the net income or loss attributable to shareholders of the Parent by the weighted average number of shares outstanding plus any potentially dilutive shares not yet issued from share-based compensation plans (refer to Note 10). For the three months ended March 31, 2023, the Company reported a net loss hence basic net loss per share was the same as diluted net loss per share, as the inclusion of all potential shares of common stock outstanding would have been anti-dilutive.
For each period presented, a contract to issue a certain number of shares (i.e., share option, non-employee warrant, employee warrant ("BSPCE")) is assessed as potentially dilutive if it is “in the money” (i.e., the exercise or settlement price is lower than the average market price).

	Three Months Ended
	March 31, 2024	March 31, 2023
Net income (loss) attributable to shareholders of Criteo S.A.	$7,244	$(11,809)
Basic shares :
Weighted average number of shares outstanding of Criteo S.A.	55,149,622	56,256,082
Dilutive effect of :
Restricted share awards ("RSUs")	2,994,079	—
Lock-up shares ('LUSs")	1,041,412	—
Share options and BSPCE	96,763	—
Share warrants	51,006	—
Diluted shares :
Weighted average number of shares outstanding used to determine diluted earnings per share	59,332,882	56,256,082
Diluted earnings per share	$0.12	$(0.21)
The weighted average number of securities that were anti-dilutive for diluted EPS for the periods presented but which could potentially dilute EPS in the future are as follows:

	Three Months Ended
	March 31, 2024	March 31, 2023
Restricted share awards	641,556	497,821
Share options and BSPCE	—	—
Weighted average number of anti-dilutive securities excluded from diluted earnings per share	641,556	497,821

Note 14. Commitments and contingencies
From time to time we may become involved in legal proceedings or be subject to claims arising in the ordinary course of our business. We are not presently a party to any legal proceedings that, if determined adversely to us, would individually or taken together have a material adverse effect on our business, results of operations, financial condition or cash flows. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.
The amount of the provisions represents management’s latest estimate of the expected impact.

Legal and Regulatory matters
Following a complaint from Privacy International against a number of advertising technology companies with certain data protection authorities, including in France, France's Commission Nationale de l'Informatique et des Libertés (the "CNIL") opened a formal investigation in January 2020 against Criteo. In June 2023, the CNIL issued its decision, which retained alleged European Union's General Data Protection Regulation ("GDPR") violations but reduced the financial sanction against Criteo from the original amount of €60 million ($65.0 million) to €40 million ($43.3 million). Criteo issued the required sanction payment during the third quarter of 2023. The decision relates to past matters and does not include any obligation for Criteo to change its current practices. Criteo has appealed this decision before the French Council of State (Conseil d’Etat).
We are party to a claim (Doe v. GoodRx Holdings, Inc. et al. in the U.S. District Court for the Northern District of California), alleging violations of various state and federal laws. We intend to vigorously defend our position, but we are unable to predict the potential outcome.

Non income tax risks
We have recorded a $31.9 million provision related to certain non income tax items accounted for under "ASC 450 Contingencies". These risks were identified and recognized as part of the Iponweb Acquisition. We have recorded an indemnification asset in the full amount of the provision as the Company is indemnified against certain tax liabilities under the Framework Purchase Agreement (FPA). The indemnification asset is recorded as part of "Other non current assets" on the consolidated statement of financial position.

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

For the Three Months Ended	Americas	EMEA	Asia-Pacific	Total
	(in thousands)
March 31, 2024	$198,365	$162,842	$88,848	$450,055
March 31, 2023	$188,288	$160,214	$96,514	$445,016

Revenue generated in other significant countries where we operate is presented in the following table:

	Three Months Ended
	March 31, 2024	March 31, 2023
	(in thousands)
Americas
United States	$177,277	$169,591
EMEA
Germany	$49,877	$45,782
France	$21,473	$23,298
Asia-Pacific
Japan	$53,144	$59,692

For each reported period, non-current assets (corresponding to the net book value of tangible and intangible assets, excluding right of use assets related to lease agreements) are presented in the table below. The geographical information includes results from the locations of legal entities.

	Americas	EMEA	Asia-Pacific	Total
	(in thousands)

March 31, 2024	$86,664	$191,642	$13,751	$292,057
December 31, 2023	$89,355	$202,969	$15,058	$307,382

Note 16. Subsequent Events

The Company evaluated all subsequent events that occurred after March 31, 2024 through the date of issuance of the unaudited condensed consolidated financial statements and determined there are no significant events that require adjustments or disclosure.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the Securities and Exchange Commission ("SEC"), on February 23, 2024. In addition to our historical condensed consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Quarterly Report on Form 10-Q, particularly in Part II, Item 1A, "Risk Factors."

To supplement our condensed consolidated financial statements, which are prepared and presented in accordance with generally accepted accounting principles in the United States of America ("GAAP"), we present Contribution ex-TAC, and Adjusted EBITDA, which are non-GAAP financial measures. We define Contribution ex-TAC as a profitability measure akin to gross profit. It is calculated by deducting traffic acquisition costs from revenue and reconciled to gross profit through the exclusion of other costs of revenue. Contribution ex-TAC is presented in the section entitled "Contribution excluding Traffic Acquisition Costs", which includes a reconciliation to its most directly comparable GAAP financial measure, Gross Profit. We define Adjusted EBITDA as our consolidated earnings before financial income (expense), income taxes, depreciation and amortization, adjusted to eliminate the impact of equity awards compensation expense, pension service costs, certain restructuring, integration and transformation costs, certain acquisition costs and a loss contingency related to a regulatory matter. Adjusted EBITDA is presented in the section entitled "Adjusted EBITDA", which includes a reconciliation to its most directly comparable GAAP financial measure, Net Income. We also present revenues, traffic acquisition costs and Contribution ex-TAC on a constant currency basis; these measures exclude the impact of foreign currency fluctuations and are computed by applying the average exchange rates for the prior year to the current year figures. A reconciliation is provided in the section entitled "Constant Currency Reconciliation".

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
Overview
We are a global technology company driving superior commerce outcomes for marketers and media owners through the world’s leading Commerce Media Platform. We operate in commerce media, the future of digital advertising, leveraging commerce data and artificial intelligence ("AI") to connect ecommerce, digital marketing and media monetization to reach consumers throughout their shopping journey. Our vision is to bring richer experiences to every consumer by supporting a fair and open internet that enables discovery, innovation, and choice – powered by trusted and impactful advertising. We have accelerated and deeply transformed the Company from a single-product to a multi-solution platform provider, fast diversifying our business into new solutions..

We report our segment results as Retail and Performance Media:

•Retail Media encompasses revenue generated from brands, agencies and retailers for the purchase and sale of retail media digital advertising inventory and audiences, and services.

•Performance Media segment encompasses commerce activation, monetization, and services.

Current quarter financial highlights
For the three months ended March 31, 2024, revenue grew by 1% to $450.1 million, compared to the same period in the prior year, reflecting growth in Retail Media. At constant currency, revenue increased by 3%.
Gross profit for the three months ended March 31, 2024 increased by 20% to $217.2 million, compared to the same period in the prior year, primarily due to revenue growth and lower traffic acquisition costs.
Contribution ex-TAC for the three months ended March 31, 2024 increased by 15% to $253.9 million, compared to the same period in the prior year, driven by growth across both segments. At constant currency, Contribution ex-TAC increased by 17%.
Net income for the three months ended March 31, 2024 increased by 171% to $8.6 million, compared to the same period in the prior year, primarily due to revenue growth.
Adjusted EBITDA for the three months ended March 31, 2024 increased by 83% to $70.7 million, compared to the same period in the prior year, primarily due to higher Contribution ex-TAC over the period and disciplined cost management.

Cash flow from operating activities was $14.0 million for the three months ended March 31, 2024, compared to $42.0 million in the same period in the prior year, reflecting TAC payments in line with seasonality.

Trends, Opportunities and Challenges
We believe our performance and future success depend on several factors that present significant opportunities but also pose risks and challenges, including those referred to in Part I, Item 1A of our risk factor section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.
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

Business and Macroeconomic Conditions

Global economic and geopolitical conditions have been increasingly volatile due to factors such as the conflicts in Ukraine and the Middle East, inflation, and high interest rates. The economic uncertainty resulting from these factors has negatively impacted advertising demand, consumer behavior, and to some extent, our performance.

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

Privacy Trends and Government Regulations

We are subject to U.S. and international laws and regulations regarding privacy, data protection, digital advertising and the collection of user data. In addition, large Internet and technology companies such as Google and Apple are making their own decisions as to how to protect consumer privacy with measures resulting in signal loss, which impact the entire digital ecosystem. Google’s web browser, Chrome, announced plans to deprecate support for third-party cookies in 2025, which will follow a one-percent deprecation of third-party cookies for Chrome users globally that was implemented in the first quarter of 2024. These developments could cause instability in the advertising technology industry. We have developed a multi-pronged addressability strategy to enhance our resilience post third-party identifiers.

Results of Operations for the Periods Ended March 31, 2024 and March 31, 2023 (Unaudited)
Revenue

Revenue breakdown by segment

	Three Months Ended
	March 31, 2024	March 31, 2023	% change
	(in thousands, except percentages)
Revenue as reported	$450,055	$445,016	1%
Conversion impact U.S. dollar/other currencies	6,231	—
Revenue at constant currency	456,286	445,016	3%

Retail Media revenue as reported	50,872	38,021	34%
Conversion impact U.S. dollar/other currencies	(223)	—
Retail Media revenue at constant currency	50,649	38,021	33%

Performance Media revenue as reported	399,183	406,995	(2)%
Conversion impact U.S. dollar/other currencies	6,454	—
Performance Media revenue at constant currency	405,637	406,995	—%

Revenue for the three months ended March 31, 2024 increased 1%, or 3% on a constant currency basis, to $456.3 million compared to the three months ended March 31, 2023 reflecting growth in Retail Media.

In the three months ended March 31, 2024, 89% of revenue came from existing clients while 11% came from new client additions.

Retail Media revenue increased 34%, or 33% on a constant currency basis, to $50.6 million for the three months ended March 31, 2024, driven by continued strength in Retail Media onsite, in particular in the U.S. market, and growing network effects of onboarding brands and retailers to the platform.

Performance Media revenue decreased (2)%, or 0% on a constant currency basis, to $405.6 million for the three months ended March 31, 2024, with improving trends across all verticals.

Additionally, our $450.1 million of revenue for the three months ended March 31, 2024 was negatively impacted by $6.2 million of currency fluctuations, particularly as a result of the depreciation of the Euro, Japanese Yen, and the Brazilian Real compared to the U.S. dollar.

Revenue breakdown by region

	Three Months Ended
	March 31, 2024	March 31, 2023	% change
	(in thousands, except percentages)
Revenue as reported	$450,055	$445,016	1%
Conversion impact U.S. dollar / other currencies	6,231	—
Revenue at constant currency	456,286	445,016	3%
Americas
Revenue as reported	198,365	188,288	5%
Conversion impact U.S. dollar / other currencies	(631)	—
Revenue at constant currency	197,734	188,288	5%
EMEA
Revenue as reported	162,842	160,214	2%
Conversion impact U.S. dollar / other currencies	(315)	—
Revenue at constant currency	162,527	160,214	1%
Asia-Pacific
Revenue as reported	88,848	96,514	(8)%
Conversion impact U.S. dollar / other currencies	7,177	—
Revenue at constant currency	96,025	96,514	(1)%
Our revenue in the Americas region increased 5%, or 5% on a constant currency basis, to $197.7 million for the three months ended March 31, 2024 compared to the three months ended March 31, 2023. This primarily reflects continued strong performance of Retail Media as the platform continues to scale with large retailers and consumer brands and strong Classified trends in the region.

Our revenue in EMEA increased 2%, or 1% on a constant currency basis, to $162.5 million for the three months ended March 31, 2024 compared to the three months ended March 31, 2023, reflecting continued traction in Retail Media and continued strength in Travel.

Our revenue in the Asia-Pacific region decreased (8)%, or (1)% on a constant currency basis, to $96.0 million for the three months ended March 31, 2024 compared to the three months ended March 31, 2023, reflecting soft Classified trends, partially offset by solid Retail and Travel trends in the region.

Cost of Revenue

	Three Months Ended
	March 31, 2024	March 31, 2023	% change
	(in thousands, except percentages)
Traffic acquisition costs	$(196,167)	$(224,398)	(13)%
Other cost of revenue	(36,665)	(39,109)	(6)%
Total cost of revenue	(232,832)	(263,507)	(12)%
% of revenue	52%	59%
Gross profit %	48%	41%

	Three Months Ended
	March 31, 2024	March 31, 2023	% change	% change at Constant Currency
	(in thousands, except percentages)
Retail Media	$(703)	$(669)	5%	4%
Performance Media	(195,464)	(223,729)	(13)%	(12)%
Traffic Acquisition Costs	(196,167)	(224,398)	(13)%	(11)%

Cost of revenue for the three months ended March 31, 2024 decreased $(30.7) million, or (12)%, compared to the three months ended March 31, 2023. This decrease was primarily the result of a decrease of $(28.2) million, or (13)% (or (11)% on a constant currency basis) in traffic acquisition costs driven by a lower average price partially offset by an increase in volume, and a decrease of $(2.4) million, or (6)% in other cost of revenue.

Traffic acquisition costs in Retail Media increased by 5% (or 4% at constant currency).

Traffic acquisition costs in Performance Media decreased by (13)% (or (12)% at constant currency). This was driven by a (8)% decrease (or (6)% at constant currency) in the average cost per thousand impressions ("CPM") for inventory purchased, including lower CPMs for signal-limited environments where Criteo continues to perform, and a (6)% decrease in the number of impressions we purchased.

The decrease in other cost of revenue included a decrease in depreciation of servers, offset by other hosting costs.

Contribution excluding Traffic Acquisition Costs

We define Contribution excluding Traffic Acquisition Costs, "Contribution ex-TAC", as a profitability measure akin to gross profit. It is calculated by deducting traffic acquisition costs from revenue and reconciled to gross profit through the exclusion of other costs of revenue. Contribution ex-TAC is not a measure calculated in accordance with GAAP. We have included Contribution ex-TAC because it is a key measure used by our management and board of directors to evaluate operating performance, generate future operating plans and make strategic decisions. In particular, we believe that this measure can provide useful measures for period-to-period comparisons of our business. Accordingly, we believe that Contribution ex-TAC provides useful information to investors and others in understanding and evaluating our results of operations in the same manner as our management and board of directors. Our use of Contribution ex-TAC has limitations as an analytical tool, and you should not consider them in isolation or as a substitute for analysis of our financial results as reported under GAAP. Some of these limitations are: (a) other companies, including companies in our industry which have similar business arrangements, may address the impact of TAC differently; (b) other companies may report Contribution ex-TAC or similarly titled measures but calculate them differently, which reduces their usefulness as a comparative measure. Because of these and other limitations, you should consider Contribution ex-TAC alongside our other GAAP financial measures.

The below table provides a reconciliation of Contribution ex-TAC to gross profit:

	Three Months Ended
	March 31, 2024	March 31, 2023

	(in thousands)
Gross Profit	$217,223	$181,509
Other Cost of Revenue	36,665	39,109
Contribution ex-TAC	$253,888	$220,618

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

The following table sets forth our revenue and Contribution ex-TAC by segment:

	Three Months Ended
	March 31, 2024	March 31, 2023	% change	% change at Constant Currency

	(amounts in thousands, except percentages)
Revenue
Retail Media	$50,872	$38,021	34%	33%
Performance Media	399,183	406,995	(2)%	—%
Total	450,055	445,016	1%	3%

Contribution ex-TAC
Retail Media	$50,169	$37,352	34%	34%
Performance Media	203,719	183,266	11%	13%
Total	253,888	220,618	15%	17%

Contribution ex-TAC increased $33.3 million, or 15% for the three months ended March 31, 2024 compared to the three months ended March 31, 2023. The increase in Contribution ex-TAC was driven by growth in both segments.

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

	Three Months Ended
	March 31, 2024	March 31, 2023	% change
	(amounts in thousands, except percentages)

Gross Profit as reported	$217,223	$181,509	20%

Other cost of revenue as reported	(36,665)	(39,109)	(6)%

Contribution ex-TAC as reported	253,888	220,618	15%
Conversion impact U.S. dollar/other currencies	3,722	—
Contribution ex-TAC at constant currency	257,610	220,618	17%
Contribution ex-TAC/Revenue as reported	56%	50%

Traffic acquisition costs as reported	(196,167)	(224,398)	(13)%
Conversion impact U.S. dollar/other currencies	(2,509)	—
Traffic Acquisition Costs at constant currency	(198,676)	(224,398)	(11)%

Revenue as reported	450,055	445,016	1%
Conversion impact U.S. dollar/other currencies	6,231	—
Revenue at constant currency	$456,286	$445,016	3%

Research and Development Expenses

	Three Months Ended
	March 31, 2024	March 31, 2023	% change

	(in thousands, except percentages)
Research and development expenses	$(66,858)	$(63,590)	5%
% of revenue	(15)%	(14)%
Research and development expenses for the three months ended March 31, 2024, increased $3.3 million or 5% compared to the three months ended March 31, 2023. This increase mainly related to higher headcount-related costs and depreciation and amortization costs.

Sales and Operations Expenses

	Three Months Ended
	March 31, 2024	March 31, 2023	% change

	(in thousands, except percentages)
Sales and operations expenses	$(92,842)	$(101,242)	(8)%
% of revenue	(21)%	(23)%
Sales and operations expenses for the three months ended March 31, 2024 decreased $(8.4) million or (8)% compared to the three months ended March 31, 2023. This decrease mainly related to a decrease in headcount-related costs, a decrease in bad debt expense partially offset by an increase in share based compensation expense.

General and Administrative Expenses

	Three Months Ended
	March 31, 2024	March 31, 2023	% change

	(in thousands, except percentages)
General and administrative expenses	$(47,169)	$(40,170)	17%
% of revenue	(10)%	(9)%
General and administrative expenses for the three months ended March 31, 2024, increased $7.0 million or 17%, compared to the three months ended March 31, 2023. The increase mainly relates to the change in fair value of the earn-out liability related to the acquisition of the Iponweb business, and an increase in share based compensation expense.

Financial and Other Income

	Three Months Ended
	March 31, 2024	March 31, 2023	% change

	(in thousands, except percentages)
Financial and Other Income	$1,181	$6,827	(83)%
% of revenue	—%	2%
Financial and Other income for the three months ended March 31, 2024, decreased by $(5.6) million or (83)% compared to the three months ended March 31, 2023. The decrease is related to the disposal of non consolidated investments during the three months ended March 31, 2023, and the accretion of the earn-out liability related to the Iponweb Acquisition, partially offset by the positive change in foreign exchange gain and income from cash equivalents.
As of March 31, 2024, our exposure to foreign currency risk was centralized at Criteo S.A. and hedged using foreign currency swaps or forward purchases or sales of foreign currencies.

Provision for Income Taxes

	Three Months Ended
	March 31, 2024	March 31, 2023	% change

	(in thousands, except percentages)
Provision for income tax (expense) benefit	$(2,969)	$4,595	(165)%

Provision for income tax expense for the three months ended March 31, 2024, decreased $7.6 million or (165)% compared to the three months ended March 31, 2023. The decrease was driven by the income from operations.
The provision for income taxes mainly differs from the nominal standard French rate of 25.0% due to the application of a reduced income tax rate on the majority of the technology royalties income in France and nondeductible equity awards compensation expense.

Adjusted EBITDA
We define Adjusted EBITDA as our consolidated earnings before financial income (expense), income taxes, depreciation and amortization, adjusted to eliminate the impact of equity awards compensation expense, pension service costs, certain restructuring, integration and transformation costs, and certain acquisition costs. Adjusted EBITDA is not a measure calculated in accordance with GAAP. We have included Adjusted EBITDA because it is a key measure used by our management and board of directors to understand and evaluate our core operating performance and trends, to prepare and approve our annual budget and to develop short-term and long-term operational plans. In particular, we believe that the elimination of equity awards compensation expense, pension service costs, certain restructuring, integration and transformation costs, and certain acquisition costs in calculating Adjusted EBITDA can provide a useful measure for period-to-period comparisons of our business. Accordingly, we believe that Adjusted EBITDA provides useful information to investors and others in understanding and evaluating our results of operations in the same manner as our management and board of directors. Our use of Adjusted EBITDA has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our financial results as reported under GAAP. Some of these limitations are: (a) although depreciation and amortization are non-cash charges, the assets being depreciated and amortized may have to be replaced in the future, and Adjusted EBITDA does not reflect cash capital expenditure requirements for such replacements or for new capital expenditure requirements; (b) Adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs; (c) Adjusted EBITDA does not reflect the potentially dilutive impact of equity-based compensation; (d) Adjusted EBITDA does not reflect tax payments that may represent a reduction in cash available to us; and (e) other companies, including companies in our industry, may calculate Adjusted EBITDA or similarly titled measures differently, which reduces their usefulness as a comparative measure. Because of these and other limitations, you should consider Adjusted EBITDA alongside our GAAP financial results, including net income.

	Three Months Ended
	March 31, 2024	March 31, 2023
	(in thousands, except percentages)
Net Income (loss)	$8,566	$(12,071)
Adjustments:
Financial (Income) expense	(1,181)	(6,606)
Provision for income taxes (benefit)	2,969	(4,595)
Equity awards compensation expense	27,292	26,065
Pension service costs	172	176
Depreciation and amortization expense	24,918	25,320
Acquisition-related costs	—	832
Restructuring, integration and transformation costs	7,943	9,602
Total net adjustments	62,113	50,794
Adjusted EBITDA	$70,679	$38,723

The following table presents our Adjusted EBITDA on a comparative basis:

	Three Months Ended
	March 31, 2024	March 31, 2023	% change

	(in thousands, except percentages)
Adjusted EBITDA	$70,679	$38,723	83%

Adjusted EBITDA increased $32.0 million, or 83% for the three months ended March 31, 2024 compared to the three months ended March 31, 2023, primarily due to higher Contribution ex-TAC.

Liquidity and Capital Resources
Our cash and cash equivalents and restricted cash at March 31, 2024 were held for working capital and general corporate purposes, which could include acquisitions, and amounted to $341.9 million as of March 31, 2024. The $(69.4) million decrease in cash and cash equivalents, and restricted cash compared to December 31, 2023, primarily resulted from a decrease of $(13.9) million in cash used for investing activities and by $(62.2) million in cash used for financing activities over the period, partially offset by an increase of $14.0 million in cash provided by operating activities. Our policy is to invest any cash in excess of our immediate requirements in investments designed to preserve the principal balance and provide liquidity. Accordingly, our cash and cash equivalents are invested primarily in demand deposit accounts that are currently providing only a minimal return.
As disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, on September 27, 2022, the Company entered into a new five year Revolving Credit Facility (as amended, the "RCF") that allows immediate access to an additional €407.0 million ($440.0 million) of liquidity, which, combined with our cash position, marketable securities and treasury shares as of March 31, 2024, provides total liquidity above $805.5 million. Overall, we believe that our current financial liquidity, combined with our expected cash-flow generation in 2024, enables financial flexibility.
Share buy-back programs
In December 2021, we completed a $100.0 million share repurchase program. In 2022, we completed an additional $136.0 million share repurchase program, and in 2023, we completed an additional $125.0 million share repurchase program. For the three months ended March 31, 2024, we have repurchased $62.1 million of shares.
All above programs have been implemented under our multi-year authorization granted by our Board of Directors. On February 1, 2024, this authorization was extended to a total amount of $630.0 million. Other than these repurchase programs, we intend to retain all available funds and any future earnings to fund our growth.
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
Operating and Capital Expenditure Requirements
For the three months ended March 31, 2024 and 2023, our capital expenditures were $13.2 million and $33.2 million, respectively. During the three months ended March 31, 2024, these capital expenditures were mainly comprised of acquisition of data center and server equipment, and software development costs. We expect our capital expenditures to remain at around 9% of Contribution Ex-TAC for 2024, as we plan to continue to build, reshape and maintain additional data center equipment capacity in all regions and we increase our investments to further develop our Commerce Media Platform.
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
Historical Cash Flows
The following table sets forth our cash flows for the three month period ended March 31, 2024 and March 31, 2023:

	Three Months Ended
	March 31, 2024	March 31, 2023

	(in thousands)
Cash (used for) from operating activities	$14,017	$41,964
Cash (used for) from investing activities	$(13,899)	$(36,102)
Cash (used for) from financing activities	$(62,180)	$(72,217)
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
For the three months ended March 31, 2024, net cash provided by operating activities mostly consisted of net income adjusted for certain non-cash and non-operating items, such as amortization and provision expense of $25.2 million, and equity awards compensation expense of $27.3 million, partially offset by $(54.7) million of changes in working capital. The decrease in cash flows from operating activities during the three months ended March 31, 2024, compared to the same period in 2023, was mainly due to higher trade payables.
Investing Activities
Our investing activities to date have consisted primarily of purchases of servers and other data-center equipment, software development costs, and business acquisitions. For the three months ended March 31, 2024, net cash used for investing activities was $(13.9) million and consisted of a $(13.2) million change mainly due to capitalized software development costs, a $(0.5) million release of holdback liability, and a $(0.1) million change from the maturity of investments in Marketable Securities.
The decrease in cash used in investing activities during the three months ended March 31, 2024, compared to the same period in 2023, was mostly due to lower capital expenditures, and the non-repeat of proceeds from the sale of a non consolidated investment during the period ended March 31, 2023.
Financing Activities
For the three months ended March 31, 2024, net cash used for financing activities was $(62.2) million, resulting mainly from a $(62.1) million payment for shares repurchased, partially offset by $0.4 million of proceeds from capital increase following the exercises of stock options. The decrease in cash used for financing activities during the three months ended March 31, 2024, compared to the same period in 2023, was mostly due to the one-time payout of a portion of the earn-out liability resulting from the Iponweb Acquisition.

Critical Accounting Policies and Estimates
There have been no material changes to our critical accounting policies and estimates from the information provided in Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations," included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.
Recently Issued Pronouncements
See "Recently Issued Accounting Standards" under Note 1, "Summary of Significant Accounting Policies," of the Notes to Unaudited Condensed Consolidated Financial Statements for a discussion of certain accounting standards that have been issued during 2024.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market Risk
We are mainly exposed to foreign currency exchange rate fluctuations. There have been no material changes to our exposure to market risk during the three months ended March 31, 2024.

For a description of our foreign exchange risk, please see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - B. Liquidity and Capital Resources" in our Annual Report on Form 10-K for the year ended December 31, 2023.
A hypothetical 10% increase or decrease of the Pound Sterling, the Euro, the Japanese yen or the Brazilian real against the U.S. dollar would have impacted the Condensed Consolidated Statements of Income as follows:

	Three Months Ended
	March 31, 2024		March 31, 2023

	(in thousands)
GBP/USD	+10%	-10%	+10%	-10%
Net income (loss) impact	$267	$(267)	$(114)	$114

	Three Months Ended
	March 31, 2024		March 31, 2023

	(in thousands)
BRL/USD	+10%	-10%	+10%	-10%
Net income (loss) impact	$75	$(75)	$236	$(236)

	Three Months Ended
	March 31, 2024		March 31, 2023

	(in thousands)
JPY/USD	+10%	-10%	+10%	-10%
Net income (loss) impact	$1,711	$(1,711)	$(339)	$339

	Three Months Ended
	March 31, 2024		March 31, 2023

	(in thousands)
EUR/USD	+10%	-10%	+10%	-10%
Net income (loss) impact	$1,089	$(1,089)	$(1,680)	$1,680
Credit Risk and Trade receivables
For a description of our trade receivables, please see "Note 4. Trade Receivables" in the Notes to the Unaudited Condensed Consolidated Financial Statements.

Item 4. Controls and Procedures
Disclosure Controls and Procedures
Based on their evaluation as of March 31, 2024, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective to provide reasonable assurance that (i) the information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and (ii) such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
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
Item 1A. Risk Factors.
You should carefully consider the risks described under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023. These risks and uncertainties are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, also may become important factors that affect us. If any such risks materialize, our business, financial condition and results of operations could be materially harmed and the trading price of our American Depositary Shares could decline. These risks are not exclusive and additional risks and uncertainties that we are unaware of, or that we currently believe are not material, also may become important factors that affect us. The following risk factor is provided to update the risk factors previously disclosed under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on February 23, 2024. Except as presented below, there have been no material changes to the Risk Factors described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

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

Web browser developers, such as Apple, Mozilla Foundation, Microsoft or Google, have implemented or may implement changes in browser or device functionality that impair our ability to understand the preferences of consumers, including by limiting the use of third-party cookies or other tracking technologies or data indicating or predicting consumer preferences. Today, four major web browsers — Apple’s Safari, Mozilla’s Firefox, Microsoft’s Edge, and Samsung Internet Browser — block third-party cookies by default. Internet users can also delete cookies from their computers and mobile devices at any time. Google has announced plans to phase out support for third-party cookies in Chrome, with a one-percent deprecation of third-party cookies for Chrome users globally in the first half of 2024 and the entire phase out, initially planned for the second half of 2024, has since been delayed, and remains subject to the approval of the UK Competition and Market Authority who is ensuring that Google provides an acceptable advertising targeting solution to the market to replace third-party cookies, such as Google’s Privacy Sandbox initiative. Google’s Privacy Sandbox would limit improper tracking through third-party cookies and replace it with certain application programming interfaces (“APIs”) that would allow advertisers to receive aggregated data without using such third-party cookies. While we are one of the largest scaled partners in the Privacy Sandbox as it is being developed and tested, if the Privacy Sandbox is adopted, it could require us to make changes to how we collect information on consumer preferences. Google controls more than 60% of the browser market and has an even more dominant position in the digital advertising market. These web browser developers have significant resources at their disposal and command substantial market share, and any restrictions they impose could foreclose our ability to understand the preferences of a substantial number of consumers.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities by the issuer and Affiliated Purchasers
The following table provides certain information with respect to our purchases of our ADSs during the first fiscal quarter of 2024:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs(1)
January 1 to 31, 2024	493,237	$24.88	493,237	$112,326,962
February 1 to 29, 2024	554,688	$30.31	554,688	245,067,973
March 1 to 31, 2024	948,872	$34.35	573,872	225,609,387
Total	1,996,797		1,621,797	—
(1) In February 2024, the board of directors approved an extension of the long-term share repurchase program of up to $150 million of the Company's outstanding American Depositary Shares to a total of $630 million.
(2) Average price paid per share excludes any broker commissions paid.

Item 5. Other Information
Trading Plans
During the three months ended March 31, 2024, no directors or Section 16 officers of the Company adopted or terminated any Rule 10b5-1 trading arrangement or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408 of Regulation S-K.

Item 6. Exhibits
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

CRITEO S.A.
(Registrant)

	By:	/s/ Sarah Glickman
Date: May 2, 2024	Name:	Sarah Glickman
	Title:	Chief Financial Officer
(Principal financial officer and duly authorized signatory)