Form 10-Q
period 2024-06-30
Criteo S.A.
filed 2024-08-01
CIK 1576427

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended June 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes  ☐      No ☒
          As of July 26, 2024, the registrant had 55,985,114 ordinary shares, nominal value €0.025 per share, outstanding.

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
    You should refer to Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2023, and to our subsequent quarterly reports on Form 10-Q, for a discussion of important factors that may cause our actual results to differ materially from those expressed or implied by our forward-looking statements. As a result of these factors, we cannot assure you that the forward-looking statements in this Form 10-Q will prove to be accurate. Furthermore, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified time frame or at all. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.
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

PART I
Item 1. Financial Statements

CRITEO S.A.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION (UNAUDITED)

	Notes	June 30, 2024	December 31, 2023
		(in thousands)
Assets
Current assets:
Cash and cash equivalents	3	$216,698	$336,341
Trade receivables, net of allowances of $38.7 million and $43.3 million at June 30, 2024 and December 31, 2023, respectively.	4	632,749	775,589
Income taxes	12	16,673	2,065
Other taxes		132,465	109,306
Other current assets	5	49,021	48,291
Restricted cash	3	75,000	75,000
Marketable securities - current portion	3	16,480	5,970
Total current assets		1,139,086	1,352,562
Property, plant and equipment, net		115,886	126,494
Intangible assets, net		172,744	180,888
Goodwill		519,924	524,197
Right of use assets - operating lease	7	103,507	112,487
Marketable securities - non-current portion	3	5,353	16,575
Non-current financial assets		5,441	5,294
Other non-current assets	5	59,699	60,742
Deferred tax assets		46,226	52,680
Total non-current assets		1,028,780	1,079,357
Total assets		$2,167,866	$2,431,919

Liabilities and shareholders' equity
Current liabilities:
Trade payables		$635,208	$838,522
Contingencies - current portion	14	1,373	1,467
Income taxes	12	3,334	17,213
Financial liabilities - current portion	3	7,020	3,389
Lease liability - operating - current portion	7	27,736	35,398
Other taxes		89,322	66,659
Employee - related payables		94,166	113,287
Other current liabilities	6	97,733	104,552
Total current liabilities		955,892	1,180,487
Deferred tax liabilities		3,061	1,083
Defined benefit plans	8	4,231	4,123
Financial liabilities - non-current portion	3	306	77
Lease liability - operating - non-current portion	7	78,801	83,051
Contingencies - non-current portion	14	32,625	32,625
Other non-current liabilities	6	19,760	19,082
Total non-current liabilities		138,784	140,041
Total liabilities		$1,094,676	$1,320,528
Commitments and contingencies
Shareholders' equity:
Common shares, €0.025 par value, 59,063,486 and 61,165,663 shares authorized, issued and outstanding at June 30, 2024 and December 31, 2023, respectively.		$1,967	$2,023
Treasury stock, 4,461,517 and 5,400,572 shares at cost as of June 30, 2024 and December 31, 2023, respectively.		(154,254)	(161,788)
Additional paid-in capital		761,681	769,240
Accumulated other comprehensive loss		(103,848)	(85,326)
Retained earnings		537,241	555,456
Equity-attributable to shareholders of Criteo S.A.		1,042,787	1,079,605
Non-controlling interests		30,403	31,786
Total equity		1,073,190	1,111,391
Total equity and liabilities		$2,167,866	$2,431,919
The accompanying notes form an integral part of these unaudited condensed consolidated financial statements.

CRITEO S.A.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

		Three Months Ended		Six Months Ended
	Notes	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
		(in thousands, except per share data)

Revenue	9	$471,307	$468,934	$921,362	$913,950

Cost of revenue:
Traffic acquisition costs		(204,214)	(228,717)	(400,381)	(453,115)
Other cost of revenue		(34,248)	(40,435)	(70,913)	(79,544)

Gross profit		232,845	199,782	450,068	381,291

Operating expenses:
Research and development expenses		(59,639)	(67,775)	(126,497)	(131,365)
Sales and operations expenses		(95,069)	(112,511)	(187,911)	(213,753)
General and administrative expenses		(41,199)	(18,537)	(88,368)	(58,707)
Total operating expenses		(195,907)	(198,823)	(402,776)	(403,825)
Income (loss) from operations		36,938	959	47,292	(22,534)
Financial and Other income	11	(284)	(1,852)	897	4,975
Income (loss) before taxes		36,654	(893)	48,189	(17,559)
Provision for income tax (expense) benefit	12	(8,595)	(1,078)	(11,564)	3,517
Net Income (loss)		$28,059	$(1,971)	$36,625	$(14,042)

Net income (loss) available to shareholders of Criteo S.A.		$26,987	$(2,876)	$34,231	$(14,685)
Net income (loss) available to non-controlling interests		$1,072	$905	$2,394	$643

Weighted average shares outstanding used in computing per share amounts:
Basic	13	54,684,560	55,924,824	54,915,140	56,094,887
Diluted	13	58,974,186	55,924,824	59,151,582	56,094,887

Net income (loss) allocated to shareholders per share:
Basic	13	$0.49	$(0.05)	$0.62	$(0.26)
Diluted	13	$0.46	$(0.05)	$0.58	$(0.26)
The accompanying notes form an integral part of these unaudited condensed consolidated financial statements.

CRITEO S.A.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS (UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
	(in thousands)

Net income (loss)	$28,059	$(1,971)	$36,625	$(14,042)
Foreign currency translation adjustments, net of taxes	(9,367)	(8,450)	(22,578)	(2,135)
Actuarial gains (losses) on employee benefits, net of taxes	449	(7)	177	(143)
Other comprehensive loss	$(8,918)	$(8,457)	$(22,401)	$(2,278)
Total comprehensive income (loss)	$19,141	$(10,428)	$14,224	$(16,320)
Attributable to shareholders of Criteo S.A.	$19,901	$(8,763)	$15,708	$(14,097)
Attributable to non-controlling interests	$(760)	$(1,665)	$(1,484)	$(2,223)
The accompanying notes form an integral part of these unaudited condensed consolidated financial statements.

CRITEO S.A.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)

	Share capital		Treasury Stock		Additional paid-in capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Equity - attributable to shareholders of Criteo S.A.	Non controlling interest	Total equity
	Common shares		Shares
	(in thousands, except share amounts )
Balance at December 31, 2022	63,248,728	$2,079	(5,985,104)	$(174,293)	$734,492	$(91,890)	$577,653	$1,048,041	$33,065	$1,081,106
Net income (loss)	—	—	—	—	—	—	(11,809)	(11,809)	(262)	(12,071)
Other comprehensive income (loss)	—	—	—	—	—	6,475	—	6,475	(296)	6,179
Issuance of ordinary shares	67,968	2	—	—	1,295	—	—	1,297	—	1,297
Change in treasury stocks(*)	—	—	(1,338,049)	(37,107)	—	—	(13,922)	(51,029)	—	(51,029)
Share-Based Compensation	—	—	—	—	24,610	—	—	24,610	97	24,707
Other changes in equity	—	—	—	—	—	—	—	—	—	—
Balance at March 31, 2023	63,316,696	$2,081	(7,323,153)	$(211,400)	$760,397	$(85,415)	$551,922	$1,017,585	$32,604	$1,050,189
Net income (loss)	—	—	—	—	—	—	(2,876)	(2,876)	905	(1,971)
Other comprehensive income (loss)	—	—	—	—	—	(5,887)	—	(5,887)	(2,570)	(8,457)
Issuance of ordinary shares	20,757	—	—	—	399	—	—	399	—	399
Change in treasury stocks(*)	—	—	(89,425)	(2,646)	—	—	(21,189)	(23,835)	—	(23,835)
Share-Based Compensation	—	—	—	—	26,878	—	—	26,878	(165)	26,713
Other changes in equity	—	—	—	—	—	(26)	—	(26)	—	(26)
Balance at June 30, 2023	63,337,453	$2,081	(7,412,578)	$(214,046)	$787,674	$(91,328)	$527,857	$1,012,238	$30,774	$1,043,012
(*) On December 7, 2022, Criteo's board of directors authorized an extension of the share repurchase program to up to $480.0 million of the Company's outstanding American Depositary Shares. The change in treasury stocks is comprised of 2,469,577 shares repurchased at an average price of $31.3 offset by 1,042,103 treasury shares used for RSUs vesting.

	Share capital		Treasury Stock		Additional paid-in capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Equity - attributable to shareholders of Criteo S.A.	Non controlling interest	Total equity
	Common shares		Shares
	(in thousands, except share amounts )
Balance at December 31, 2023	61,165,663	$2,023	(5,400,572)	$(161,788)	$769,240	$(85,326)	$555,456	$1,079,605	$31,786	$1,111,391
Net income (loss)	—	—	—	—	—	—	7,244	7,244	1,322	8,566
Other comprehensive income (loss)	—	—	—	—	—	(11,437)	—	(11,437)	(2,046)	(13,483)
Issuance of ordinary shares	15,338	1	—	—	394	—	—	395	—	395
Change in treasury stocks(*)	—	—	(1,216,547)	(42,575)	—	—	(19,568)	(62,143)	—	(62,143)
Share-Based Compensation	—	—	—	—	27,858	—	—	27,858	55	27,913
Other changes in equity	—	—	—	—	—	—	(40)	(40)	—	(40)
Balance at March 31, 2024	61,181,001	$2,024	(6,617,119)	$(204,363)	$797,492	$(96,763)	$543,092	$1,041,482	$31,117	$1,072,599
Net income (loss)	—	—	—	—	—	—	26,987	26,987	1,072	28,059
Other comprehensive income (loss)	—	—	—	—	—	(7,085)	—	(7,085)	(1,833)	(8,918)
Issuance of ordinary shares	32,485	—	—	—	812	—	—	812	—	812
Change in treasury stocks(*)	(2,150,000)	(57)	2,155,602	50,109	(57,871)	—	(32,533)	(40,352)	—	(40,352)
Share-Based Compensation	—	—	—	—	21,248	—	—	21,248	47	21,295
Other changes in equity	—	—	—	—	—	—	(305)	(305)	—	(305)
Balance at June 30, 2024	59,063,486	$1,967	(4,461,517)	$(154,254)	$761,681	$(103,848)	$537,241	$1,042,787	$30,403	$1,073,190
(*) On February 1, 2024, Criteo's board of directors authorized an extension of the share repurchase program to up to $630.0 million of the Company's outstanding American Depositary Shares. The change in treasury stocks is comprised of 3,089,910 shares repurchased at an average price of $33.1 offset by 1,503,965 treasury shares used for RSUs vesting, by 375,000 treasury shares used for LUSs vesting and by 2,150,000 treasury shares cancelled.
The accompanying notes form an integral part of these unaudited condensed consolidated financial statements.

CRITEO S.A.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended
	June 30, 2024	June 30, 2023
	(in thousands)
Net income (loss)	$36,625	$(14,042)
Non-cash and non-operating items	82,574	48,886
- Amortization and provisions	46,324	37,422
- Equity awards compensation expense (1)	47,978	52,341
- Net (gain) or loss on disposal of non-current assets	574	(8,797)
- Change in uncertain tax position	1,757	(467)
- Net change in fair value of earn-out	3,187	516
- Change in deferred taxes	8,089	(20,536)
- Change in income taxes	(28,420)	(13,615)
- Other	3,085	2,022
Changes in working capital related to operating activities	(87,995)	8,448
- (Increase) / Decrease in trade receivables	136,520	129,454
- Increase / (Decrease) in trade payables	(193,210)	(128,557)
- (Increase) / Decrease in other current assets	(24,021)	(6,652)
- Increase/ (Decrease) in other current liabilities	(4,472)	14,597
- Change in operating lease liabilities and right of use assets	(2,812)	(394)
Cash from operating activities	31,204	43,292
Acquisition of intangible assets, property, plant and equipment	(36,968)	(61,507)
Change in accounts payable related to intangible assets, property, plant and equipment	2,625	(17,231)
Payment for business, net of cash acquired	(527)	(6,957)
Proceeds from disposition of investments	—	9,625
Change in other non-current financial assets	(287)	(12,267)
Cash used for investing activities	(35,157)	(88,337)
Proceeds from exercise of stock options	1,207	1,697
Repurchase of treasury stocks	(102,495)	(74,866)
Cash payment for contingent consideration	—	(22,025)
Change in other financing activities	(810)	(923)
Cash used for financing activities	(102,098)	(96,117)
Effect of exchange rates changes on cash and cash equivalents	(13,507)	(8,855)
Net decrease in cash and cash equivalents and restricted cash	(119,558)	(150,017)
Net cash and cash equivalents and restricted cash at beginning of period	411,257	448,200
Net cash and cash equivalents and restricted cash at end of period	$291,698	$298,183

Supplemental disclosures of cash flow information
Cash paid for taxes, net of refunds	(24,571)	(31,101)
Cash paid for interest	(653)	(676)
(1) Of which $47.1 million and $51.4 million of equity awards compensation expense consisted of share-based compensation expense, net of capitalized stock-based compensation relating to internally developed software according to ASC 718 Compensation - stock compensation for the three months ended June 30, 2024 and 2023, respectively.
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

Goodwill Interim Impairment Evaluation
The Company's goodwill balance was $519.9 million and $524.2 million at June 30, 2024 and December 31, 2023, respectively. We assess goodwill for impairment at least annually during the fourth quarter and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. As noted above, during the first quarter 2024, the Company made a change to its operating and reportable segments from three to two segments: Retail Media and Performance Media. As a result of this change, we reassessed our reporting units for the evaluation of goodwill. Prior to this change, consistent with the determination that we had three operating/reportable segment, we determined that we had three reporting units for goodwill assessment purposes. Our reassessment during the first quarter of 2024 determined that, consistent with the determination that we had two operating/ reportable segments, we also have two reporting units for goodwill assessment purposes: Retail Media and Performance Media.

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
Goodwill allocated to the two reportable segments and the changes in the carrying amount for the quarter-ended June 30, 2024 were as follows:

	Retail Media	Performance Media	Total

Balance at January 1, 2024	$149,680	$374,517	$524,197
Acquisitions	—	—	—
Disposals	—	—	—
Currency translation adjustment	(1,044)	(3,229)	(4,273)
Impairments	—	—	—
Balance at June 30, 2024	$148,636	$371,288	$519,924
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
The following table shows revenue by reportable segment:

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
	(in thousands)
Retail Media	$54,777	$44,590	$105,649	$82,611
Performance Media	416,530	424,344	815,713	831,339
Total Revenue	$471,307	$468,934	$921,362	$913,950

The following table shows Contribution ex-TAC by reportable segment and its reconciliation to the Company’s Consolidated Statements of Operation:

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
	(in thousands)
Contribution ex-TAC
Retail Media	$53,866	$43,518	$104,035	$80,870
Performance Media	213,227	196,699	416,946	379,965
	$267,093	$240,217	$520,981	$460,835

Other costs of sales	(34,248)	(40,435)	(70,913)	(79,544)
Gross profit	$232,845	$199,782	$450,068	$381,291
Operating expenses
Research and development expenses	(59,639)	(67,775)	(126,497)	(131,365)
Sales and operations expenses	(95,069)	(112,511)	(187,911)	(213,753)
General and administrative expenses	(41,199)	(18,537)	(88,368)	(58,707)
Total Operating expenses	$(195,907)	$(198,823)	$(402,776)	$(403,825)

Income (loss) from operations	$36,938	$959	$47,292	$(22,534)
Financial and Other Income (Expense)	(284)	(1,852)	897	4,975
Income (loss) before tax	$36,654	$(893)	$48,189	$(17,559)

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

	June 30, 2024		December 31, 2023
	Cash and Cash Equivalent	Marketable Securities	Cash and Cash Equivalent	Marketable Securities
	(in thousands)
Level 1
Cash and cash equivalents	$177,555	$—	$285,518	$—
Level 2
Term deposits and notes	39,144	21,833	50,823	22,545
Total	$216,698	$21,833	$336,341	$22,545

The fair value of term deposits approximates their carrying amount given the nature of the investments, its maturities and expected future cash flows.
Marketable Securities
The following table presents for each reporting period, the breakdown of the fair value of marketable securities:

	June 30, 2024	December 31, 2023

	(in thousands)
Securities Held-to-maturity
Term Deposits	21,833	22,545
Total	$21,833	$22,545

The gross unrealized gains on our marketable securities were not material as of June 30, 2024.
The following table classifies our marketable debt securities by contractual maturities:

Held-to-maturity
June 30, 2024

(in thousands)
Due in one year	$16,480
Due in one to five years	5,353
Total	$21,833

Restricted Cash

As of June 30, 2024, the Company has restricted cash of $75 million in an escrow account containing withdrawal conditions. The cash secures the Company's payment of Iponweb Acquisition contingent consideration to the Sellers, which is conditioned upon the achievement of certain revenue targets by the Iponweb business for the 2023 fiscal year.

Note 4. Trade Receivables
The following table shows the breakdown in trade receivables net book value for the presented periods:

	June 30, 2024	December 31, 2023

	(in thousands)
Trade accounts receivables	$671,466	$818,937
(Less) Allowance for credit losses	(38,717)	(43,348)
Net book value at end of period	$632,749	$775,589
As of June 30, 2024 no customer individually exceeded 10% of our gross accounts receivables.
Note 5. Other Current and Non-Current Assets
The following table shows the breakdown in other current assets net book value for the presented periods:

	June 30, 2024	December 31, 2023

	(in thousands)
Prepayments to suppliers	$7,107	$7,499
Other debtors	11,423	7,279
Prepaid expenses	30,491	32,858
Other current assets	—	655
Net book value at end of period	$49,021	$48,291
Prepaid expenses mainly consist of amounts related to SaaS arrangements.
Other non-current assets of $59.7 million are primarily comprised of the indemnification asset of $49.1 million recorded against certain tax liabilities related to the purchase agreement for the Iponweb Acquisition.

Note 6. Other Current and Non-Current Liabilities
Other current liabilities are presented in the following table:

	June 30, 2024	December 31, 2023

	(in thousands)
Customer prepayments	$7,893	$25,914
Rebates	24,671	23,315
Accounts payable relating to capital expenditures	5,146	3,346
Other creditors	2,685	2,319
Deferred revenue	2,698	10
Earn out liability – current	54,639	49,647
Total current liabilities	$97,733	$104,552
The earn out liability is related to the Iponweb Acquisition, whereas the Sellers are entitled to contingent consideration, which is conditioned upon the achievement of certain revenue targets by the Iponweb business for the 2023 fiscal year. The related earn-out liability is valued and discounted using management's best estimate of the consideration that is expected to be paid during 2024.

Other non-current liabilities are presented in the following table:

	June 30, 2024	December 31, 2023

	(in thousands)
Uncertain tax positions	$18,109	$16,785
Other	$1,651	$2,297
Total non-current liabilities	$19,760	$19,082
The uncertain tax positions are primarily related to the Iponweb Acquisition.

Note 7. Leases
The components of lease expense are as follows:

Three Months Ended	June 30, 2024			June 30, 2023
	Offices	Data Centers	Total	Offices	Data Centers	Total
	(in thousands)
Lease expense	$3,598	$6,611	$10,209	$3,425	$5,624	$9,049
Short term lease expense	314	—	314	147	20	167
Variable lease expense	340	29	369	115	57	172
Sublease income	(387)	—	(387)	(186)	—	(186)
Total operating lease expense	$3,865	$6,640	$10,505	$3,501	$5,701	$9,202

Six Months Ended	June 30, 2024			June 30, 2023
	Offices	Data Centers	Total	Offices	Data Centers	Total
	(in thousands)
Lease expense	$7,215	$12,856	$20,071	$7,129	$11,200	$18,329
Short term lease expense	627	—	627	289	29	318
Variable lease expense	671	57	728	204	61	265
Sublease income	(809)	—	(809)	(415)	—	(415)
Total operating lease expense	$7,704	$12,913	$20,617	$7,207	$11,290	$18,497

Note 8. Employee Benefits

Defined Benefit Plans
According to French law and the Syntec Collective Agreement, French employees are entitled to compensation paid on retirement.
The following table summarizes the changes in the projected benefit obligation:

Projected benefit obligation
(in thousands)
Projected benefit obligation present value at January 1, 2023	$3,708
Service cost	707
Interest cost	161
Curtailment	(306)
Actuarial losses (gains)	(290)
Currency translation adjustment	143
Projected benefit obligation present value at December 31, 2023	$4,123
Service cost	343
Interest cost	79
Actuarial losses (gains)	(187)
Currency translation adjustment	(127)
Projected benefit obligation present value at June 30, 2024	$4,231
The Company does not hold any plan assets for any of the periods presented.
The main assumptions used for the purposes of the actuarial valuations are listed below:

	Six Months Ended	Year Ended
	June 30, 2024	December 31, 2023
Discount rate (Corp AA)	4.1%	3.9%
Expected rate of salary increase	7.0%	7.0%
Expected rate of social charges	48.0%	48.0%
Expected staff turnover	Company age-based table	Company age-based table
Estimated retirement age	65 years old	65 years old
Life table	TH-TF 2000-2002 shifted	TH-TF 2000-2002 shifted

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

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
	(in thousands)
Defined contributions plans included in personnel expenses	$(6,064)	$(5,536)	$(10,290)	$(9,614)
Note 9. Revenue

The following table presents our disaggregated revenues by segment:

Three Months Ended	Retail Media	Performance Media	Total
		(in thousands)
June 30, 2024	$54,777	$416,530	$471,307
June 30, 2023	$44,590	$424,344	$468,934

Six Months Ended	Retail Media	Performance Media	Total
		(in thousands)
June 30, 2024	$105,649	$815,713	$921,362
June 30, 2023	$82,611	$831,339	$913,950

Note 10. Share-Based Compensation

Equity awards Compensation Expense

Equity awards compensation expense recorded in the consolidated statements of operations was as follows:

	Six Months Ended
	June 30, 2024	June 30, 2023
	(in thousands)
Research and Development	$(23,653)	$(32,504)
Sales and Operations	(10,087)	(9,092)
General and Administrative	(14,238)	(10,745)
Total equity awards compensation expense (1)	$(47,978)	$(52,341)
Tax benefit from equity awards compensation expense	5,101	3,669
Total equity awards compensation expense, net of tax effect	$(42,877)	$(48,672)

(1) The six months ended June 30, 2024 are presented net of $2.1 million capitalized stock-based compensation relating to internally developed software.

During the six months ended June 30, 2024, the Company settled $13.1 million of equity instruments granted under share-based arrangements.

The breakdown of the equity award compensation expense by instrument type was as follows:

	Six Months Ended
	June 30, 2024	June 30, 2023
	(in thousands)
Share options	$—	$(65)
Lock-up shares	(14,007)	(21,422)
Restricted stock units / Performance stock units	(33,092)	(29,931)
Non-employee warrants	(879)	(923)
Total equity awards compensation expense (1)	$(47,978)	$(52,341)
Tax benefit from equity awards compensation expense	5,101	3,669
Total equity awards compensation expense, net of tax effect	$(42,877)	$(48,672)

(1) Presented net of $2.1 million capitalized stock-based compensation relating to internally developed software.

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

	Options Outstanding
	Number of Shares Underlying Outstanding Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding as of December 31, 2023	319,238
Options granted	—
Options exercised	(41,123)
Options forfeited	(5,690)
Options canceled	—
Options expired	(5,120)
Outstanding as of June 30, 2024	267,305

Vested and exercisable as of June 30, 2024	267,305	€19.93	4.39	€16.14

The aggregate intrinsic value represents the difference between the exercise price of the options and the fair market value of common stock on the date of exercise. No new stock options were granted in the period ending June 30, 2024. As of June 30, 2024, there was no remaining unrecognized stock-based compensation related to unvested stock options.

Lock up shares

On August 1, 2022, 2,960,243 treasury shares were transferred to the Founder (referred to as Lock Up Shares or "LUS"), as partial consideration for the Iponweb Acquisition. These shares are subject to a lock-up period that expires in three installments on each of the first three anniversaries of the Iponweb Acquisition, unless the vesting schedule changes or the Founder's employment agreement is terminated under certain circumstances during the duration of such lock-up period. These shares are considered as equity settled share-based payments under ASC 718 and are accounted over the three-year lock-up period. The share based compensation expense is included in Research and Development expenses on the Consolidated Statement of Income. The shares were valued based on the volume weighted average price of one ADS traded on Nasdaq during the twenty (20) trading days immediately preceding July 28, 2022.

	Shares	Weighted-Average Grant date Fair Value Per Share

Outstanding as of December 31, 2023	1,953,761	—
Granted	—	—
Vested	(375,000)	—
Forfeited	—	—
Outstanding as of June 30, 2024	1,578,761	€23.94

During the six months ended June 30, 2024, the vesting resulted in the recognition of share-based compensation expense of $5.1 million.

As of June 30, 2024, the Company had unrecognized stock-based compensation relating to restricted stock of approximately $6.8 million, which is expected to be recognized over a period from July 1, 2024 to August 1, 2025.

Restricted Stock Units and Performance Stock Units

During the six months ended June 30, 2024, the Company granted new equity under our current equity compensation plans, which was comprised of restricted stock units (“RSU”), and performance-based RSU awards consisting of total shareholder return (“TSR”) and performance vesting conditions (“PSU”) to the Company’s senior executives.

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

	Shares (RSU)	Weighted-Average Grant date Fair Value Per Share

Outstanding as of December 31, 2023	5,293,263	—
Granted	392,804	—
Vested	(1,342,769)	—
Forfeited	(179,822)	—
Outstanding as of June 30, 2024	4,163,476	€27.6

The RSUs are subject to a vesting period of four years, over which the expense is recognized on a straight-line basis. A total of 392,804 shares have been granted under this plan, with a weighted-average grant-date fair value of €30.00.
As of June 30, 2024, the Company had unrecognized stock-based compensation relating to restricted stock of approximately $56.4 million, which is expected to be recognized over a weighted-average period of 2.9 years.

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

	Shares (PSU)	Weighted-Average Grant date Fair Value Per Share

Outstanding as of December 31, 2023	660,395	—
Granted	536,452	—
Performance share adjustment	64,152
Vested	(164,764)	—
Forfeited	—	—
Outstanding as of June 30, 2024	1,096,235	€29.90

As of June 30, 2024, the Company had unrecognized stock-based compensation related to performance stock units of approximately $21.8 million, which is expected to be recognized over a weighted-average period of 3.4 years.

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
The grant-date fair value was determined based on a Monte-Carlo valuation model using the following key assumptions:

Expected volatility of the Company	42.73%
Expected volatility of the benchmark	71.18%
Risk-free rate	4.27%
Expected dividend yield	—%

The number of shares granted, vested and outstanding subject to market conditions is as follows:

	Shares (TSR)	Weighted-Average Grant date Fair Value Per Share

Outstanding as of December 31, 2023	—	—
Granted	268,226	—
Vested	—	—
Forfeited	—	—
Outstanding as of June 30, 2024	268,226	€47.42
As of June 30, 2024, a total of $1.9 million expense has been recognized and the Company had unrecognized stock-based compensation related to performance stock units based of market conditions of $11.8 million, which is expected to be recognized over a period from July 1, 2024 to March 1, 2027.
Non-employee warrants

Non-employee warrants generally vest over four years, subject to the holder’s continued service through the vesting date.

	Shares	Weighted-Average Grant date Fair Value Per Share	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding as of December 31, 2023	244,457
Granted	—
Exercised	—
Canceled	—
Expired	—
Outstanding as of June 30, 2024	244,457	€17.65	3.98	€18.37

Vested and exercisable - June 30, 2024	244,457

The aggregate intrinsic value represents the difference between the exercise price of the non-employee warrants and the fair market value of common stock on the date of exercise.

No new stock non-employee warrants were granted in the period ending June 30, 2024. As of June 30, 2024 all instruments have fully vested.

Note 11. Financial and Other Income and Expenses
The condensed consolidated statements of income line item “Financial and Other income” can be broken down as follows:

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
	(in thousands)
Financial income from cash equivalents	$1,640	$1,072	$3,829	$2,135
Interest and fees	(409)	(577)	(832)	(1,063)
Foreign exchange gains (losses)	(1,437)	(1,003)	(559)	(2,952)
Discounting impact	12	(1,419)	(1,766)	(2,099)
Other financial income	(90)	75	225	8,954
Total Financial and Other Income (Expense)	$(284)	$(1,852)	$897	$4,975
The $0.9 million in financial and other income for the six months ended June 30, 2024, were mainly driven by financial income from cash equivalents, partially offset by a negative impact of foreign exchange loss and the change in the accretion of the earn-out liability related to the Iponweb Acquisition.
As of June 30, 2024, our exposure to foreign currency risk was centralized at Criteo S.A. and hedged using foreign currency swaps or forward purchases or sales of foreign currencies.
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
In December 2021, the Organization for Economic Cooperation and Development (OECD) released Pillar Two Model Rules defining the global minimum tax, which calls for the taxation of a minimum rate of 15% for multinational companies with consolidated revenue above €750 million. Numerous jurisdictions have enacted or are in the process of enacting legislation to adopt a minimum effective tax rate. While the adoption of Pillar Two did not have a material impact on the first six months of 2024, the Company will continue to assess the ongoing impact as additional guidance becomes available.
The following table presents provision for income taxes:

	Six Months Ended
	June 30, 2024	June 30, 2023
	(in thousands)
Provision for income tax (expense) benefit	$(11,564)	$3,517
The $(11.6) million provision for income tax expense for the six months ended June 30, 2024 was driven by profits from operations.
The six months ended June 30, 2024 provision for income taxes mainly differs from the nominal standard French rate of 25.0% due to the application of a reduced income tax rate on the majority of the technology royalties income in France and nondeductible equity awards compensation expense.

Note 13. Earnings Per Share

Basic Earnings Per Share
We calculate basic earnings (loss) per share ("EPS") by dividing the net income or loss for the period attributable to shareholders of the Parent by the weighted average number of shares outstanding.

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Net income (loss) attributable to shareholders of Criteo S.A.	$26,987	$(2,876)	$34,231	$(14,685)
Weighted average number of shares outstanding	54,684,560	55,924,824	54,915,140	56,094,887
Basic earnings (loss) per share	$0.49	$(0.05)	$0.62	$(0.26)
Diluted Earnings Per Share
We calculate diluted earnings (loss) per share by dividing the net income or loss attributable to shareholders of the Parent by the weighted average number of shares outstanding plus any potentially dilutive shares not yet issued from share-based compensation plans (refer to Note 10). For the six months ended June 30, 2023, the Company reported a net loss hence basic net loss per share was the same as diluted net loss per share, as the inclusion of all potential shares of common stock outstanding would have been anti-dilutive.
For each period presented, a contract to issue a certain number of shares (i.e., share option, non-employee warrant, employee warrant ("BSPCE")) is assessed as potentially dilutive if it is “in the money” (i.e., the exercise or settlement price is lower than the average market price).

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Net income (loss) attributable to shareholders of Criteo S.A.	$26,987	$(2,876)	$34,231	$(14,685)
Basic shares :
Weighted average number of shares outstanding of Criteo S.A.	54,684,560	55,924,824	54,915,140	56,094,887
Dilutive effect of :
Restricted share awards ("RSUs")	2,766,726	—	2,880,402	—
Lock-up shares ('LUSs")	1,333,396	—	1,187,404	—
Share options and BSPCE	118,366	—	107,565	—
Share warrants	71,138	—	61,072	—
Diluted shares :
Weighted average number of shares outstanding used to determine diluted earnings per share	58,974,186	55,924,824	59,151,582	56,094,887
Diluted earnings (loss) per share	$0.46	$(0.05)	$0.58	$(0.26)
The weighted average number of securities that were anti-dilutive for diluted EPS for the periods presented but which could potentially dilute EPS in the future are as follows:

	Six Months Ended
	June 30, 2024	June 30, 2023
Restricted share awards	454,891	248,911
Share options and BSPCE	—	—
Weighted average number of anti-dilutive securities excluded from diluted earnings per share	454,891	248,911

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

Legal and Regulatory matters
Following a complaint from Privacy International against a number of advertising technology companies with certain data protection authorities, including in France, France's Commission Nationale de l'Informatique et des Libertés (the "CNIL") opened a formal investigation in January 2020 against Criteo. In June 2023, the CNIL issued its decision, which retained alleged European Union's General Data Protection Regulation ("GDPR") violations but reduced the financial sanction against Criteo from the original amount of €60 million ($64.2 million) to €40 million ($42.8 million). Criteo issued the required sanction payment during the third quarter of 2023. The decision relates to past matters and does not include any obligation for Criteo to change its current practices. Criteo has appealed this decision before the French Council of State (Conseil d’Etat).
We are party to a claim (Doe v. GoodRx Holdings, Inc. et al. in the U.S. District Court for the Northern District of California), alleging violations of various state and federal laws. We intend to vigorously defend our position, but we are unable to predict the potential outcome.

Non income tax risks
We have recorded a $31.9 million provision related to certain non income tax items accounted for as a contingency under ASC 450. These risks were identified and recognized as part of the Iponweb Acquisition. We have recorded an indemnification asset in the full amount of the provision as the Company is indemnified against certain tax liabilities under the Framework Purchase Agreement (FPA). The indemnification asset is recorded as part of "Other non current assets" on the consolidated statement of financial position.

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

Three Months Ended	Americas	EMEA	Asia-Pacific	Total
	(in thousands)
June 30, 2024	$212,374	$168,496	$90,437	$471,307
June 30, 2023	$208,465	$163,968	$96,501	$468,934

Six Months Ended	Americas	EMEA	Asia-Pacific	Total
	(in thousands)
June 30, 2024	$410,739	$331,338	$179,285	$921,362
June 30, 2023	$396,753	$324,182	$193,015	$913,950
Revenue generated in other significant countries where we operate is presented in the following table:

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
	(in thousands)
Americas
United States	$190,725	$188,257	$368,002	$357,848
EMEA
Germany	$48,876	$48,418	$98,753	$94,200
France	$22,476	$24,409	$43,949	$47,707
Asia-Pacific
Japan	$48,853	$53,862	$101,997	$113,554
For each reported period, non-current assets (corresponding to the net book value of tangible and intangible assets, excluding right of use assets related to lease agreements) are presented in the table below. The geographical information includes results from the locations of legal entities.

	Americas	EMEA	Asia-Pacific	Total
	(in thousands)

June 30, 2024	$82,315	$193,079	$13,235	$288,630
December 31, 2023	$89,355	$202,969	$15,058	$307,382

Note 16. Subsequent Events

The Company evaluated all subsequent events that occurred after June 30, 2024 through the date of issuance of the unaudited condensed consolidated financial statements and determined there are no significant events that require adjustments or disclosure.

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

Current quarter financial highlights
For the three months ended June 30, 2024, revenue increased by 1% to $471.3 million, compared to the same period in the prior year, primarily driven by growth in Retail Media. At constant currency, revenue increased by 3%.
Gross profit for the three months ended June 30, 2024 increased by 17% to $232.8 million, compared to the same period in the prior year, mainly due to revenue growth and lower traffic acquisition costs.
Contribution ex-TAC for the three months ended June 30, 2024 increased by 11% to $267.1 million, compared to the same period in the prior year, driven by growth across both segments. At constant currency, Contribution ex-TAC increased by 14%.
Net income for the three months ended June 30, 2024 increased to $28.1 million, primarily due to growth in gross profit.
Adjusted EBITDA for the three months ended June 30, 2024 increased by 67% to $93.4 million, compared to the same period in the prior year, primarily due to higher Contribution ex-TAC over the period and disciplined cost management.

Cash flow from operating activities was $17.2 million for the three months ended June 30, 2024, compared to $1.3 million in the same period in the prior year, as a result of the positive trends in our income from operations.
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

Business and Macroeconomic Conditions

Global economic and geopolitical conditions have been volatile due to factors such as the conflicts in Ukraine and the Middle East, inflation, and high interest rates. The economic uncertainty resulting from these factors may negatively impact advertising demand, consumer behavior, and to some extent, our performance.

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

Privacy Trends and Government Regulations

We are subject to U.S. and international laws and regulations regarding privacy, data protection, digital advertising and the collection of user data. In addition, large Internet and technology companies such as Google and Apple are making their own decisions as to how to protect consumer privacy with measures resulting in signal loss, which impact the entire digital ecosystem. While Google has recently announced that it will not pursue its original plan to fully phase out third-party cookies in Chrome, Google has proposed an updated approach that allows users to make an informed choice across web browsing that can be adjusted at any time. This proposal remains subject to consultation with the UK Competition and Market Authority, the Information Commissioner's Office and other global regulators. These developments could cause instability in the advertising technology industry. We have developed a multi-pronged addressability strategy to enhance our resilience post third-party identifiers.

Results of Operations for the Periods Ended June 30, 2024 and June 30, 2023 (Unaudited)
Revenue

Revenue breakdown by segment

	Three Months Ended			Six Months Ended
	June 30, 2024	June 30, 2023	% change	June 30, 2024	June 30, 2023	% change
	(in thousands, except percentages)
Revenue as reported	471,307	468,934	1%	921,362	913,950	1%
Conversion impact U.S. dollar/other currencies	10,181			16,412
Revenue at constant currency	$481,488	$468,934	3%	937,774	913,950	3%

Retail Media revenue as reported	54,777	44,590	23%	105,649	82,611	28%
Conversion impact U.S. dollar/other currencies	65			(158)
Retail Media revenue at constant currency	$54,842	$44,590	23%	$105,491	$82,611	28%

Performance Media revenue as reported	416,530	424,344	(2)%	815,713	831,339	(2)%
Conversion impact U.S. dollar/other currencies	10,115			16,570
Performance Media revenue at constant currency	$426,645	$424,344	1%	$832,283	$831,339	0.1%

Revenue for the three months ended June 30, 2024 increased 1%, or 3% on a constant currency basis, to $481.5 million compared to the three months ended June 30, 2023 reflecting growth in Retail Media.

In the three months ended June 30, 2024, 93% of revenue came from existing clients while 7% came from new client additions.

Retail Media revenue increased 23%, or 23% on a constant currency basis, to $54.8 million for the three months ended June 30, 2024, driven by continued strength in Retail Media onsite, in particular in the U.S. market, and growing network effects of onboarding brands and retailers to the platform.

Performance Media revenue decreased (2)%, or increased 1% on a constant currency basis, to $426.6 million for the three months ended June 30, 2024, with improving trends across all verticals.

Additionally, our $471.3 million of revenue for the three months ended June 30, 2024 was negatively impacted by $10.2 million of currency fluctuations, particularly as a result of the depreciation of the Euro, Japanese Yen, and the Brazilian Real compared to the U.S. dollar.

Revenue for the six months ended June 30, 2024 increased 1%, or 3% on a constant currency basis, to $937.8 million compared to the six months ended June 30, 2023 reflecting growth in Retail Media.

In the six months ended June 30, 2024, 93% of revenue came from existing clients while 7% came from new client additions.

Retail Media revenue increased 28%, or 28% on a constant currency basis, to $105.5 million for the six months ended June 30, 2024, driven by continued strength in Retail Media onsite, in particular in the U.S. market, and growing network effects of onboarding brands and retailers to the platform.

Performance Media revenue decreased (2)%, or increased 0.1% on a constant currency basis, to $832.3 million for the six months ended June 30, 2024, with improving trends across all verticals.

Additionally, our $921.4 million of revenue for the six months ended June 30, 2024 was negatively impacted by $16.4 million of currency fluctuations, particularly as a result of the depreciation of the Euro, Japanese Yen, and the Brazilian Real compared to the U.S. dollar.

Revenue breakdown by region

	Three Months Ended			Six Months Ended
	June 30, 2024	June 30, 2023	% change	June 30, 2024	June 30, 2023	% change
	(in thousands, except percentages)
Revenue as reported	471,307	468,934	1%	921,362	913,950	1%
Conversion impact U.S. dollar / other currencies	10,181	—		16,412	—
Revenue at constant currency	$481,488	$468,934	3%	$937,774	$913,950	3%
Americas
Revenue as reported	212,374	208,465	2%	410,739	396,753	4%
Conversion impact U.S. dollar / other currencies	434	—		(196)	—
Revenue at constant currency	$212,808	$208,465	2%	$410,543	$396,753	3%
EMEA
Revenue as reported	168,496	163,968	3%	331,338	324,182	2%
Conversion impact U.S. dollar / other currencies	2,309	—		1,994	—
Revenue at constant currency	$170,805	$163,968	4%	$333,332	$324,182	3%
Asia-Pacific
Revenue as reported	90,437	96,501	(6)%	179,285	193,015	(7)%
Conversion impact U.S. dollar / other currencies	7,438	—		14,614	—
Revenue at constant currency	$97,875	$96,501	1%	$193,899	$193,015	0.5%
Our revenue in the Americas region increased 2%, or 2% on a constant currency basis, to $212.8 million for the three months ended June 30, 2024 compared to the three months ended June 30, 2023. This primarily reflects continued strong performance of Retail Media as the platform continues to scale with large retailers and consumer brands and strong Classified and travel trends in the region.

Our revenue in EMEA increased 3%, or 4% on a constant currency basis, to $170.8 million for the three months ended June 30, 2024 compared to the three months ended June 30, 2023, reflecting continued traction in Retail Media and continued strength in Travel.

Our revenue in the Asia-Pacific region decreased (6)%, or increased 1% on a constant currency basis, to $97.9 million for the three months ended June 30, 2024 compared to the three months ended June 30, 2023, reflecting improved trends in Classified and solid trends in Travel and Retail in the region.

Our revenue in the Americas region increased 4%, or 3% on a constant currency basis, to $410.5 million for the six months ended June 30, 2024 compared to the six months ended June 30, 2023. This primarily reflects continued strong performance of Retail Media as the platform continues to scale with large retailers and consumer brands and strong Classified trends in the region.

Our revenue in EMEA increased 2%, or 3% on a constant currency basis, to $333.3 million for the six months ended June 30, 2024 compared to the six months ended June 30, 2023, reflecting continued traction in Retail Media and continued strength in Travel.

Our revenue in the Asia-Pacific region decreased (7)%, or increased 0.5% on a constant currency basis, to $193.9 million for the six months ended June 30, 2024 compared to the six months ended June 30, 2023, reflecting soft trends in Classified, partially offset by solid Retail and Travel trends in the region.

Cost of Revenue

	Three Months Ended			Six Months Ended
	June 30, 2024	June 30, 2023	% change	June 30, 2024	June 30, 2023	% change
	(in thousands, except percentages)
Traffic acquisition costs	204,214	228,717	(11)%	400,381	453,115	(12)%
Other cost of revenue	34,248	40,435	(15)%	70,913	79,544	(11)%
Total cost of revenue	$238,462	$269,152	(11)%	$471,294	$532,659	(12)%
% of revenue	51%	57%		51%	58%
Gross profit %	49%	43%		49%	42%

	Three Months Ended				Six Months Ended
	June 30, 2024	June 30, 2023	% change	% change at Constant Currency	June 30, 2024	June 30, 2023	% change	% change at Constant Currency
	(in thousands, except percentages)
Retail Media	911	1,072	(15)%	(15)%	1,614	1,741	(7)%	(8)%
Performance Media	203,303	227,645	(11)%	(9)%	398,767	451,374	(12)%	(10)%
Traffic Acquisition Costs	$204,214	$228,717	(11)%	(9)%	$400,381	$453,115	(12)%	(10)%

Cost of revenue for the three months ended June 30, 2024 decreased $(30.7) million, or (11)%, compared to the three months ended June 30, 2023. This decrease was primarily the result of a decrease of $(24.5) million, or (11)% (or (9)% on a constant currency basis) in traffic acquisition costs driven by a lower average price partially offset by an increase in volume, and a decrease of $(6.2) million, or (15)% in other cost of revenue.

Traffic acquisition costs in Retail Media decreased by (15)%, or (15)% at constant currency, compared to the three months ended June 30, 2023.

Traffic acquisition costs in Performance Media decreased by (11)%, or (9)% at constant currency, compared to the three months ended June 30, 2023. This was driven by a (22)% decrease (or (20)% at constant currency) in the average cost per thousand impressions ("CPM") for inventory purchased, including lower CPMs for signal-limited environments where Criteo continues to perform, and a 14% increase in the number of impressions we purchased.
The decrease in other cost of revenue included a decrease in depreciation of servers, offset by other hosting costs.
Cost of revenue for the six months ended June 30, 2024 decreased $(61.4) million, or (12)%, compared to the six months ended June 30, 2023. This decrease was primarily the result of a decrease of $(52.7) million, or (12)% (or (10)% on a constant currency basis) in traffic acquisition costs driven by a lower average price partially offset by an increase in volume, and a decrease of $(8.6) million, or (11)% in other cost of revenue.

Traffic acquisition costs in Retail Media decreased by (7)%, or (8)% at constant currency, compared to the six months ended June 30, 2023.

Traffic acquisition costs in Performance Media decreased by (12)%, or (10)% at constant currency, compared to the six months ended June 30, 2023. This was driven by a (15)% decrease (or (13)% at constant currency) in the average cost per thousand impressions ("CPM") for inventory purchased, including lower CPMs for signal-limited environments where Criteo continues to perform, and a 4% increase in the number of impressions we purchased.

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

The below table provides a reconciliation of Contribution ex-TAC to gross profit:

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023

	(in thousands)
Gross Profit	$232,845	$199,782	$450,068	$381,291
Other Cost of Revenue	34,248	40,435	70,913	79,544
Contribution ex-TAC	$267,093	$240,217	$520,981	$460,835

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

The following table sets forth our revenue and Contribution ex-TAC by segment:

	Three Months Ended				Six Months Ended
	June 30, 2024	June 30, 2023	% change	% change at Constant Currency	June 30, 2024	June 30, 2023	% change	% change at Constant Currency

	(amounts in thousands, except percentages)
Revenue
Retail Media	$54,777	$44,590	23%	23%	$105,649	$82,611	28%	28%
Performance Media	416,530	424,344	(2)%	1%	815,713	831,339	(2)%	0.1%
Total	$471,307	$468,934	1%	3%	$921,362	$913,950	1%	3%

Contribution ex-TAC
Retail Media	$53,866	$43,518	24%	24%	$104,035	$80,870	29%	28%
Performance Media	213,227	196,699	8%	11%	416,946	379,965	10%	12%
Total	$267,093	$240,217	11%	14%	$520,981	$460,835	13%	15%

Contribution ex-TAC increased $26.9 million, or 11% for the three months ended June 30, 2024 compared to the three months ended June 30, 2023. The increase in Contribution ex-TAC was driven by growth in both segments.

Contribution ex-TAC increased $60.1 million, or 13% for the six months ended June 30, 2024 compared to the six months ended June 30, 2023. The increase in Contribution ex-TAC was driven by growth in both segments.

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

	Three Months Ended			Six Months Ended
	June 30, 2024	June 30, 2023	% change	June 30, 2024	June 30, 2023	% change
	(amounts in thousands, except percentages)

Gross Profit as reported	$232,845	$199,782	17%	$450,068	$381,291	18%

Other cost of revenue as reported	34,248	40,435	(15)%	70,913	79,544	(11)%

Contribution ex-TAC as reported	267,093	240,217	11%	520,981	460,835	13%
Conversion impact U.S. dollar/other currencies	5,602	—		9,324	—
Contribution ex-TAC at constant currency	272,695	240,217	14%	530,305	460,835	15%
Contribution ex-TAC/Revenue as reported	57%	51%		57%	50%

Traffic acquisition costs as reported	204,214	228,717	(11)%	400,381	453,115	(12)%
Conversion impact U.S. dollar/other currencies	4,580	—		7,089	—
Traffic Acquisition Costs at constant currency	208,794	228,717	(9)%	407,470	453,115	(10)%

Revenue as reported	471,307	468,934	1%	921,362	913,950	1%
Conversion impact U.S. dollar/other currencies	10,181	—		16,412	—
Revenue at constant currency	$481,488	$468,934	3%	$937,774	$913,950	3%

Research and Development Expenses

	Three Months Ended			Six Months Ended
	June 30, 2024	June 30, 2023	% change	June 30, 2024	June 30, 2023	% change

	(in thousands, except percentages)
Research and development expenses	$59,639	$67,775	(12)%	$126,497	$131,365	(4)%
% of revenue	13%	14%		14%	14%
Research and development expenses for the three months ended June 30, 2024, decreased $(8.1) million or (12)% compared to the three months ended June 30, 2023. This decrease is mainly related to a decrease in headcount-related costs and share based compensation expense, mostly related to the annual vesting of the Lock-up shares related to the Iponweb acquisition.
Research and development expenses for the six months ended June 30, 2024, decreased $(4.9) million or (4)% compared to the six months ended June 30, 2023. This decrease is mainly related to a decrease in headcount-related costs and share based compensation expense, mostly related to the annual vesting of the Lock-up shares related to the Iponweb acquisition.

Sales and Operations Expenses

	Three Months Ended			Six Months Ended
	June 30, 2024	June 30, 2023	% change	June 30, 2024	June 30, 2023	% change

	(in thousands, except percentages)
Sales and operations expenses	$95,069	$112,511	(16)%	$187,911	$213,753	(12)%
% of revenue	20%	24%		20%	23%
Sales and operations expenses for the three months ended June 30, 2024 decreased $(17.4) million or (16)% compared to the three months ended June 30, 2023. This decrease mainly related to a decrease in headcount-related costs and a decrease in bad debt expense.
Sales and operations expenses for the six months ended June 30, 2024 decreased $(25.8) million or (12)% compared to the six months ended June 30, 2023. This decrease mainly related to a decrease in headcount-related costs, a decrease in bad debt expense partially offset by an increase in share based compensation expense.

General and Administrative Expenses

	Three Months Ended			Six Months Ended
	June 30, 2024	June 30, 2023	% change	June 30, 2024	June 30, 2023	% change

	(in thousands, except percentages)
General and administrative expenses	$41,199	$18,537	122%	$88,368	$58,707	51%
% of revenue	9%	4%		10%	6%
General and administrative expenses for the three months ended June 30, 2024, increased $22.7 million or 122%, compared to the three months ended June 30, 2023. The increase mainly relates to the partial reversal of the loss contingency on regulatory matters in 2023.

General and administrative expenses for the six months ended June 30, 2024, increased $29.7 million or 51%, compared to the six months ended June 30, 2023. The increase mainly relates to the partial reversal of the loss contingency on regulatory matters in 2023 and adjustments to the Earn-out liability related to the Iponweb acquisition.

Financial and Other Income

	Three Months Ended			Six Months Ended
	June 30, 2024	June 30, 2023	% change	June 30, 2024	June 30, 2023	% change

	(in thousands, except percentages)
Financial and Other Income (Expense)	$(284)	$(1,852)	(85)%	$897	$4,975	(82)%
% of revenue	(0.1)%	(0.4)%		0.1%	1%
Financial and Other expenses for the three months ended June 30, 2024, decreased by $(1.6) million or (85)% compared to the three months ended June 30, 2023. The decrease is mainly related to financial income from cash and cash equivalents, partially offset by a negative change in foreign exchange loss.
Financial and Other income for the six months ended June 30, 2024, decreased by $(4.1) million or (82)% compared to the six months ended June 30, 2023. The decrease is related to the disposal of non consolidated investments during the three months ended March 31, 2023, and the accretion of the earn-out liability related to the Iponweb Acquisition, partially offset by the positive impact in foreign exchange gain and income from cash equivalents.
As of June 30, 2024, our exposure to foreign currency risk was centralized at Criteo S.A. and hedged using foreign currency swaps or forward purchases or sales of foreign currencies.

Provision for Income Taxes

	Three Months Ended			Six Months Ended
	June 30, 2024	June 30, 2023	% change	June 30, 2024	June 30, 2023	% change

	(in thousands, except percentages)
Provision for income tax (expense) benefit	$(8,595)	$(1,078)	697%	$(11,564)	$3,517	(429)%

Provision for income tax expense for the three months ended June 30, 2024, increased $7.5 million or 697% compared to the three months ended June 30, 2023. The increase of the income tax provision reflected the higher profitability and the lower operating expenses.
Provision for income tax expense for the six months ended June 30, 2024, increased $15.1 million or (429)% compared to the six months ended June 30, 2023. The increase was driven by higher income from operations.
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

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
	(in thousands, except percentages)
Net Income (loss)	$28,059	$(1,971)	$36,625	$(14,042)
Adjustments:
Financial (Income) expense	284	1,956	(897)	(4,650)
Provision for income taxes (benefit)	8,595	1,078	11,564	(3,517)
Equity awards compensation expense	21,877	27,831	49,169	53,896
Pension service costs	172	177	344	353
Depreciation and amortization expense	25,077	26,606	49,995	51,926
Acquisition-related costs	—	362	—	1,194
Net loss contingency on regulatory matters	—	(21,616)	—	(21,616)
Restructuring, integration and transformation costs	9,366	21,563	17,309	31,165
Total net adjustments	65,371	57,957	127,484	108,751
Adjusted EBITDA	$93,430	$55,986	$164,109	$94,709
The following table presents our Adjusted EBITDA on a comparative basis:

	Three Months Ended			Six Months Ended
	June 30, 2024	June 30, 2023	% change	June 30, 2024	June 30, 2023	% change

	(in thousands, except percentages)
Adjusted EBITDA	$93,430	$55,986	67%	$164,109	$94,709	73%

Adjusted EBITDA increased $37.4 million, or 67%, for the three months ended June 30, 2024 compared to the three months ended June 30, 2023, primarily due to higher Contribution ex-TAC.
Adjusted EBITDA increased $69.4 million, or 73%, for the six months ended June 30, 2024 compared to the six months ended June 30, 2023, primarily due to higher Contribution ex-TAC.

Liquidity and Capital Resources
Our cash and cash equivalents and restricted cash at June 30, 2024 were held for working capital and general corporate purposes, which could include acquisitions, and amounted to $291.7 million as of June 30, 2024. The $(119.6) million decrease in cash and cash equivalents, and restricted cash compared to December 31, 2023, primarily resulted from a decrease of $(102.1) million in cash used for financing activities, a decrease of $(35.2) million in cash used for investing activities partially offset by an increase of $31.2 million in cash provided by operating activities over the period. Our policy is to invest any cash in excess of our immediate requirements in investments designed to preserve the principal balance and provide liquidity. Accordingly, our cash and cash equivalents are invested primarily in demand deposit accounts that are currently providing only a minimal return.
As disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, on September 27, 2022, the Company entered into a new five year Revolving Credit Facility (as amended, the "RCF") that allows immediate access to an additional €407.0 million ($435.7 million) of liquidity, which, combined with our cash position, marketable securities and treasury shares as of June 30, 2024, provides total liquidity above $675.5 million. Overall, we believe that our current financial liquidity, combined with our expected cash-flow generation in 2024, enables financial flexibility.
Share buy-back programs
In December 2021, we completed a $100.0 million share repurchase program. In 2022, we completed an additional $136.0 million share repurchase program, and in 2023, we completed an additional $125.0 million share repurchase program. For the six months ended June 30, 2024, we have repurchased $102.5 million of shares.
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
Operating and Capital Expenditure Requirements
For the six months ended June 30, 2024 and 2023, our capital expenditures were $(34.3) million and $(78.7) million, respectively. During the six months ended June 30, 2024, these capital expenditures were mainly comprised of acquisition of data center, server equipment, and software development costs. We expect our capital expenditures to remain at around 7% of Contribution ex-TAC for 2024, as we plan to continue to build, reshape and maintain additional data center equipment capacity in all regions and we increase our investments to further develop our Commerce Media Platform.
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
Historical Cash Flows
The following table sets forth our cash flows for the three month period ended June 30, 2024 and June 30, 2023:

	Six Months Ended
	June 30, 2024	June 30, 2023

	(in thousands)
Cash (used for) from operating activities	$31,204	$43,292
Cash (used for) from investing activities	$(35,157)	$(88,337)
Cash (used for) from financing activities	$(102,098)	$(96,117)
Operating Activities
Cash from operating activities is driven by an increase in the number of clients using our solutions and by the amount of cash we invest in personnel to support the anticipated growth of our business. Cash flow from operating activities has typically been generated from changes in our operating assets and liabilities, particularly in the areas of accounts receivable, accounts payable and accrued expenses, adjusted for certain non-cash and non-operating items such as depreciation, amortization and share-based compensation, deferred tax assets and income taxes.
For the six months ended June 30, 2024, net cash provided by operating activities mostly consisted of net income adjusted for certain non-cash and non-operating items, such as amortization and provision expense of $46.3 million, and equity awards compensation expense of $48.0 million, partially offset by $(88.0) million of changes in working capital. The decrease in cash flow from operating activities during the six months ended June 30, 2024, compared to the same period in 2023, was mainly due to higher trade payables.
Investing Activities
Our investing activities to date consist primarily of purchases of servers and other data-center equipment, software development costs, and business acquisitions. For the six months ended June 30, 2024, net cash used for investing activities was $(35.2) million and primarily driven by purchases of data-center and capitalized software development costs of $(34.3) million, $(0.5) million release of holdback liability, and $(0.3) million change from the maturity of investments in Marketable Securities.
Cash used for investing activities decreased during the six months ended June 30, 2024, compared to the same period in 2023, due to lower capital expenditures for our data centers compared to the previous period, and due to proceeds from the sale of a non consolidated investment during the three months ended March 31, 2023.
Financing Activities
For the six months ended June 30, 2024, net cash used for financing activities was $(102.1) million, due to the repurchasing of shares of $(102.5) million. The increase in cash used for financing activities during the six months ended June 30, 2024, compared to the same period in 2023, was mostly due to an increase in the amount of shares repurchased.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market Risk
We are mainly exposed to foreign currency exchange rate fluctuations. There have been no material changes to our exposure to market risk during the six months ended June 30, 2024.

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
A hypothetical 10% increase or decrease of the Pound Sterling, the Euro, the Japanese yen or the Brazilian real against the U.S. dollar would have impacted the Condensed Consolidated Statements of Income as follows:

	Six Months Ended
	June 30, 2024		June 30, 2023

	(in thousands)
GBP/USD	+10%	-10%	+10%	-10%
Net income (loss) impact	$159	$(159)	$(244)	$244

	Six Months Ended
	June 30, 2024		June 30, 2023

	(in thousands)
BRL/USD	+10%	-10%	+10%	-10%
Net income (loss) impact	$127	$(127)	$126	$(126)

	Six Months Ended
	June 30, 2024		June 30, 2023

	(in thousands)
JPY/USD	+10%	-10%	+10%	-10%
Net income (loss) impact	$3,099	$(3,099)	$832	$(832)

	Six Months Ended
	June 30, 2024		June 30, 2023

	(in thousands)
EUR/USD	+10%	-10%	+10%	-10%
Net income (loss) impact	$3,215	$(3,215)	$(3,636)	$3,636

Credit Risk and Trade receivables
For a description of our trade receivables, please see "Note 4. Trade Receivables" in the Notes to the Unaudited Condensed Consolidated Financial Statements.

Item 4. Controls and Procedures
Disclosure Controls and Procedures
Based on their evaluation as of June 30, 2024, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective to provide reasonable assurance that (i) the information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and (ii) such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
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
Item 1A. Risk Factors.
You should carefully consider the risks described under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023 and in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2024. These risks and uncertainties are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, also may become important factors that affect us. If any such risks materialize, our business, financial condition and results of operations could be materially harmed and the trading price of our American Depositary Shares could decline. These risks are not exclusive and additional risks and uncertainties that we are unaware of, or that we currently believe are not material, also may become important factors that affect us. The following risk factor is provided to update the risk factors previously disclosed under the heading "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on February 23, 2024, and in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 filed with the SEC on May 2, 2024. Except as presented below, there have been no material changes to the Risk Factors described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 and in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2024.

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

Web browser developers, such as Apple, Mozilla Foundation, Microsoft or Google, have implemented or may implement changes in browser or device functionality that impair our ability to understand the preferences of consumers, including by limiting the use of third-party cookies or other tracking technologies or data indicating or predicting consumer preferences. Today, four major web browsers — Apple’s Safari, Mozilla’s Firefox, Microsoft’s Edge, and Samsung Internet Browser — block third-party cookies by default. Internet users can also delete cookies from their computers and mobile devices at any time. While Google has recently announced that it will not pursue its original plan to fully phase out third-party cookies in Chrome, Google has proposed an updated framework that allows users to make an informed choice across web browsing that can be adjusted any time, which proposal remains subject to consultation with the UK Competition and Market Authority, the Information Commissioner’s Office and other global regulators. Google controls more than 60% of the browser market and has an even more dominant position in the digital advertising market. These web browser developers have significant resources at their disposal and command substantial market share, and any restrictions they impose could foreclose our ability to understand the preferences of a substantial number of consumers.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities by the issuer and Affiliated Purchasers
The following table provides certain information with respect to our purchases of our ADSs during the second fiscal quarter of 2024:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs(1)
April 1 to 30, 2024	235,058	$34.73	235,058	$217,481,580
May 1 to 31, 2024	476,104	$37.65	476,104	$199,499,428
June 1 to 30, 2024	381,951	$37.21	381,951	$185,257,396
Total	1,093,113		1,093,113
(1) In February 2024, the board of directors approved an extension of the long-term share repurchase program of up to $150 million of the Company's outstanding American Depositary Shares to a total of $630 million.
(2) Average price paid per share excludes any broker commissions paid.

Item 5. Other Information
Trading Plans
During the three months ended June 30, 2024, no directors or Section 16 officers of the Company adopted or terminated any Rule 10b5-1 trading arrangement or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408 of Regulation S-K.

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

CRITEO S.A.
(Registrant)

	By:	/s/ Sarah Glickman
Date: August 1, 2024	Name:	Sarah Glickman
	Title:	Chief Financial Officer
(Principal financial officer and duly authorized signatory)