Form 10-Q
period 2024-09-30
Criteo S.A.
filed 2024-10-30
CIK 1576427

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended September 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes  ☐      No ☒
          As of October 25, 2024, the registrant had 55,182,166 ordinary shares, nominal value €0.025 per share, outstanding.

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

PART I
Item 1. Financial Statements

CRITEO S.A.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION (UNAUDITED)

	Notes	September 30, 2024	December 31, 2023
		(in thousands)
Assets
Current assets:
Cash and cash equivalents	3	$208,740	$336,341
Trade receivables, net of allowances of $35.1 million and $43.3 million at September 30, 2024 and December 31, 2023, respectively.	4	646,283	775,589
Income taxes	12	9,785	2,065
Other taxes		132,370	109,306
Other current assets	5	44,879	48,291
Restricted cash	3	75,250	75,000
Marketable securities - current portion	3	23,010	5,970
Total current assets		1,140,317	1,352,562
Property, plant and equipment, net		116,866	126,494
Intangible assets, net		170,359	180,888
Goodwill		526,569	524,197
Right of use assets - operating lease	7	110,350	112,487
Marketable securities - non-current portion	3	5,598	16,575
Non-current financial assets		4,957	5,294
Other non-current assets	5	62,216	60,742
Deferred tax assets		71,128	52,680
Total non-current assets		1,068,043	1,079,357
Total assets		$2,208,360	$2,431,919

Liabilities and shareholders' equity
Current liabilities:
Trade payables		$629,997	$838,522
Contingencies - current portion	14	1,604	1,467
Income taxes	12	15,490	17,213
Financial liabilities - current portion	3	4,753	3,389
Lease liability - operating - current portion	7	26,159	35,398
Other taxes		83,401	66,659
Employee - related payables		104,095	113,287
Other current liabilities	6	109,118	104,552
Total current liabilities		974,617	1,180,487
Deferred tax liabilities		3,182	1,083
Defined benefit plans	8	4,938	4,123
Financial liabilities - non-current portion	3	320	77
Lease liability - operating - non-current portion	7	87,321	83,051
Contingencies - non-current portion	14	31,939	32,625
Other non-current liabilities	6	20,536	19,082
Total non-current liabilities		148,236	140,041
Total liabilities		$1,122,853	$1,320,528
Commitments and contingencies
Shareholders' equity:
Common shares, €0.025 par value, 59,180,216 and 61,165,663 shares authorized, issued and outstanding at September 30, 2024 and December 31, 2023, respectively.		$1,970	$2,023
Treasury stock, 4,399,179 and 5,400,572 shares at cost as of September 30, 2024 and December 31, 2023, respectively.		(152,997)	(161,788)
Additional paid-in capital		728,707	769,240
Accumulated other comprehensive loss		(83,345)	(85,326)
Retained earnings		557,072	555,456
Equity-attributable to shareholders of Criteo S.A.		1,051,407	1,079,605
Non-controlling interests		34,100	31,786
Total equity		1,085,507	1,111,391
Total equity and liabilities		$2,208,360	$2,431,919
The accompanying notes form an integral part of these unaudited condensed consolidated financial statements.

CRITEO S.A.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

		Three Months Ended		Nine Months Ended
	Notes	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
		(in thousands, except per share data)

Revenue	9	$458,892	$469,193	$1,380,254	$1,383,143

Cost of revenue:
Traffic acquisition costs		(192,789)	(223,798)	(593,170)	(676,913)
Other cost of revenue		(34,171)	(40,268)	(105,084)	(119,812)

Gross profit		231,932	205,127	682,000	586,418

Operating expenses:
Research and development expenses		(85,285)	(62,522)	(211,782)	(193,887)
Sales and operations expenses		(90,823)	(94,572)	(278,734)	(308,325)
General and administrative expenses		(46,222)	(36,599)	(134,590)	(95,306)
Total operating expenses		(222,330)	(193,693)	(625,106)	(597,518)
Income (loss) from operations		9,602	11,434	56,894	(11,100)
Financial and Other income (loss)	11	(8)	(2,967)	889	2,008
Income (loss) before taxes		9,594	8,467	57,783	(9,092)
Provision for income tax (expense) benefit	12	(3,450)	(1,832)	(15,014)	1,685
Net Income (loss)		$6,144	$6,635	$42,769	$(7,407)

Net income (loss) available to shareholders of Criteo S.A.		$6,245	$6,927	$40,476	$(7,758)
Net income (loss) available to non-controlling interests		$(101)	$(292)	$2,293	$351

Weighted average shares outstanding used in computing per share amounts:
Basic	13	54,695,112	56,297,666	54,840,650	56,173,218
Diluted	13	58,430,133	60,172,953	58,909,952	56,173,218

Net income (loss) allocated to shareholders per share:
Basic	13	$0.11	$0.12	$0.74	$(0.14)
Diluted	13	$0.11	$0.12	$0.69	$(0.14)
The accompanying notes form an integral part of these unaudited condensed consolidated financial statements.

CRITEO S.A.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
	(in thousands)

Net income (loss)	$6,144	$6,635	$42,769	$(7,407)
Foreign currency translation adjustments, net of taxes	24,531	(10,458)	1,953	(12,593)
Actuarial gains (losses) on employee benefits, net of taxes	(284)	426	(107)	283
Other comprehensive income (loss)	$24,247	$(10,032)	$1,846	$(12,310)
Total comprehensive income (loss)	$30,391	$(3,397)	$44,615	$(19,717)
Attributable to shareholders of Criteo S.A.	$26,750	$(2,198)	$42,458	$(16,295)
Attributable to non-controlling interests	$3,641	$(1,199)	$2,157	$(3,422)
The accompanying notes form an integral part of these unaudited condensed consolidated financial statements.

CRITEO S.A.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)

	Share capital		Treasury Stock		Additional paid-in capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Equity - attributable to shareholders of Criteo S.A.	Non controlling interest	Total equity
	Common shares		Shares
	(in thousands, except share amounts )
Balance at December 31, 2022	63,248,728	$2,079	(5,985,104)	$(174,293)	$734,492	$(91,890)	$577,653	$1,048,041	$33,065	$1,081,106
Net income (loss)	—	—	—	—	—	—	(11,809)	(11,809)	(262)	(12,071)
Other comprehensive income (loss)	—	—	—	—	—	6,475	—	6,475	(296)	6,179
Issuance of ordinary shares	67,968	2	—	—	1,295	—	—	1,297	—	1,297
Change in treasury stocks(*)	—	—	(1,338,049)	(37,107)	—	—	(13,922)	(51,029)	—	(51,029)
Share-Based Compensation	—	—	—	—	24,610	—	—	24,610	97	24,707
Other changes in equity	—	—	—	—	—	—	—	—	—	—
Balance at March 31, 2023	63,316,696	$2,081	(7,323,153)	$(211,400)	$760,397	$(85,415)	$551,922	$1,017,585	$32,604	$1,050,189
Net income (loss)	—	—	—	—	—	—	(2,876)	(2,876)	905	(1,971)
Other comprehensive loss	—	—	—	—	—	(5,887)	—	(5,887)	(2,570)	(8,457)
Issuance of ordinary shares	20,757	—	—	—	399	—	—	399	—	399
Change in treasury stocks(*)	—	—	(89,425)	(2,646)	—	—	(21,189)	(23,835)	—	(23,835)
Share-Based Compensation	—	—	—	—	26,878	—	—	26,878	(165)	26,713
Other changes in equity	—	—	—	—	—	(26)	—	(26)	—	(26)
Balance at June 30, 2023	63,337,453	$2,081	(7,412,578)	$(214,046)	$787,674	$(91,328)	$527,857	$1,012,238	$30,774	$1,043,012
Net income (loss)	—	—	—	—	—	—	6,927	6,927	(292)	6,635
Other comprehensive loss	—	—	—	—	—	(9,125)	—	(9,125)	(907)	(10,032)
Issuance of ordinary shares	—	1	—	—	251	—	—	252	—	252
Change in treasury stocks(*)	13,210	—	318,004	1,952	—	—	(30,440)	(28,488)	—	(28,488)
Share-Based Compensation	—	—	—	—	23,461	—	—	23,461	44	23,505
Other changes in equity	—	—	—	—	(5)	(29)	—	(34)	—	(34)
Balance at September 30, 2023	63,350,663	$2,082	(7,094,574)	$(212,094)	$811,381	$(100,482)	$504,344	$1,005,231	$29,619	$1,034,850
(*) On December 7, 2022, Criteo's board of directors authorized an extension of the share repurchase program to up to $480.0 million of the Company's outstanding American Depositary Shares. The change in treasury stocks is comprised of 3,404,891 shares repurchased at a weighted average price of $30.4 offset by 1,288,939 treasury shares used for RSUs vesting and by 1,006,482 treasury shares used for LUSs vesting.

	Share capital		Treasury Stock		Additional paid-in capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Equity - attributable to shareholders of Criteo S.A.	Non controlling interest	Total equity
	Common shares		Shares
	(in thousands, except share amounts )
Balance at December 31, 2023	61,165,663	$2,023	(5,400,572)	$(161,788)	$769,240	$(85,326)	$555,456	$1,079,605	$31,786	$1,111,391
Net income	—	—	—	—	—	—	7,244	7,244	1,322	8,566
Other comprehensive loss	—	—	—	—	—	(11,437)	—	(11,437)	(2,046)	(13,483)
Issuance of ordinary shares	15,338	1	—	—	394	—	—	395	—	395
Change in treasury stocks(*)	—	—	(1,216,547)	(42,575)	—	—	(19,568)	(62,143)	—	(62,143)
Share-Based Compensation	—	—	—	—	27,858	—	—	27,858	55	27,913
Other changes in equity	—	—	—	—	—	—	(40)	(40)	—	(40)
Balance at March 31, 2024	61,181,001	$2,024	(6,617,119)	$(204,363)	$797,492	$(96,763)	$543,092	$1,041,482	$31,117	$1,072,599
Net income	—	—	—	—	—	—	26,987	26,987	1,072	28,059
Other comprehensive loss	—	—	—	—	—	(7,085)	—	(7,085)	(1,833)	(8,918)
Issuance of ordinary shares	32,485	—	—	—	812	—	—	812	—	812
Change in treasury stocks(*)	(2,150,000)	(57)	2,155,602	50,109	(57,871)	—	(32,533)	(40,352)	—	(40,352)
Share-Based Compensation	—	—	—	—	21,248	—	—	21,248	47	21,295
Other changes in equity	—	—	—	—	—	—	(305)	(305)	—	(305)
Balance at June 30, 2024	59,063,486	$1,967	(4,461,517)	$(154,254)	$761,681	$(103,848)	$537,241	$1,042,787	$30,403	$1,073,190
Net income (loss)	—	—	—	—	—	—	6,245	6,245	(101)	6,144
Other comprehensive income	—	—	—	—	—	20,503	—	20,503	3,744	24,247
Issuance of ordinary shares	116,730	3	—	—	3,223	—	—	3,226	—	3,226
Change in treasury stocks(*)	—	—	62,338	1,257	(70,774)	—	14,521	(54,996)	—	(54,996)
Share-Based Compensation	—	—	—	—	34,577	—	—	34,577	57	34,634
Other changes in equity	—	—	—	—	—	—	(935)	(935)	(3)	(938)
Balance at September 30, 2024	59,180,216	$1,970	(4,399,179)	$(152,997)	$728,707	$(83,345)	$557,072	$1,051,407	$34,100	$1,085,507
(*) On February 1, 2024, Criteo's board of directors authorized an extension of the share repurchase program to up to $630.0 million of the Company's outstanding American Depositary Shares. The change in treasury stocks is comprised of 4,297,334 shares repurchased at a weighted average price of $36.6 offset by 1,796,847 treasury shares used for RSUs vesting, by 1,351,880 treasury shares used for LUSs vesting and by 2,150,000 treasury shares cancelled.
The accompanying notes form an integral part of these unaudited condensed consolidated financial statements.

CRITEO S.A.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended
	September 30, 2024	September 30, 2023
	(in thousands)
Net income (loss)	$42,769	$(7,407)
Non-cash and non-operating items	136,013	42,706
- Amortization and provisions	67,134	56,288
- Payment for contingent liability on regulatory matters	—	(43,334)
- Equity awards compensation expense	82,193	76,353
- Net (gain) or loss on disposal of non-current assets	924	(8,903)
- Change in uncertain tax position	1,764	(314)
- Net change in fair value of earn-out	3,202	1,499
- Change in deferred taxes	(16,370)	(24,742)
- Change in income taxes	(9,321)	(18,007)
- Other	6,487	3,866
Changes in working capital related to operating activities	(90,075)	27,607
- (Increase) / Decrease in trade receivables	138,595	78,890
- Increase / (Decrease) in trade payables	(210,863)	(71,190)
- (Increase) / Decrease in other current assets	(16,430)	1,968
- Increase/ (Decrease) in other current liabilities	1,452	17,926
- Change in operating lease liabilities and right of use assets	(2,829)	13
Cash from operating activities	88,707	62,906
Acquisition of intangible assets, property, plant and equipment	(56,364)	(77,838)
Change in accounts payable related to intangible assets, property, plant and equipment	3,122	(16,749)
Payment for business, net of cash acquired	(527)	(6,957)
Proceeds from disposition of investments	—	9,625
Change in other non-current financial assets	(5,197)	(12,280)
Cash used for investing activities	(58,966)	(104,199)
Proceeds from exercise of stock options	4,433	1,948
Repurchase of treasury stocks	(157,492)	(103,354)
Cash payment for contingent consideration	—	(22,025)
Change in other financing activities	(1,296)	(1,427)
Cash used for financing activities	(154,355)	(124,858)
Effect of exchange rates changes on cash and cash equivalents	(2,737)	(12,192)
Net decrease in cash and cash equivalents and restricted cash	(127,351)	(178,343)
Net cash and cash equivalents and restricted cash at beginning of period	411,341	448,200
Net cash and cash equivalents and restricted cash at end of period	$283,990	$269,857

Supplemental disclosures of cash flow information
Cash paid for taxes, net of refunds	(36,099)	(41,377)
Cash paid for interest	(1,032)	(1,055)
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

We are leading the way in commerce media — a new approach to advertising that combines commerce data and machine learning to target consumers throughout their shopping journey and help marketers and media owners drive commerce outcomes (sales, leads, advertising revenue).

Our strategy is to help marketers and media owners activate 1st-party, privacy-safe data and drive better commerce outcomes through our Commerce Media Platform, which includes a suite of products:
•that offer marketers (brands, retailers, and agencies) the ability to easily reach consumers anywhere throughout their shopping journey and measure their advertising campaigns
•that offer media owners (publishers and retailers) the ability to monetize their advertising and promotions inventory for commerce anywhere where consumers spend their time
•that are underpinned by our advanced AI engine, analyzing large sets of commerce data in real-time to drive hyper personalization and budget efficiency.

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

Goodwill Interim Impairment Evaluation
The Company's goodwill balance was $526.6 million and $524.2 million at September 30, 2024 and December 31, 2023, respectively. We assess goodwill for impairment at least annually during the fourth quarter and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. As noted above, during the first quarter 2024, the Company made a change to its operating and reportable segments from three to two segments: Retail Media and Performance Media. As a result of this change, we reassessed our reporting units for the evaluation of goodwill. Prior to this change, consistent with the determination that we had three operating/reportable segment, we determined that we had three reporting units for goodwill assessment purposes. Our reassessment during the first quarter of 2024 determined that, consistent with the determination that we had two operating/ reportable segments, we also have two reporting units for goodwill assessment purposes: Retail Media and Performance Media.

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
Goodwill allocated to the two reportable segments and the changes in the carrying amount for the quarter-ended September 30, 2024 were as follows:

	Retail Media	Performance Media	Total

Balance at January 1, 2024	$149,680	$374,517	$524,197
Acquisitions	—	—	—
Disposals	—	—	—
Currency translation adjustment	429	1,943	2,372
Impairments	—	—	—
Balance at September 30, 2024	$150,109	$376,460	$526,569
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

The Company's CODM allocates resources to and assesses the performance of each segment using information about Contribution excluding Traffic Acquisition Costs (Contribution ex-TAC), which is our segment profitability measure and reflects our gross profit plus other costs of revenue. The Company's CODM does not review any other financial information for our two segments, on a regular basis.
The following table shows revenue by reportable segment:

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
	(in thousands)
Retail Media	$60,765	$49,813	$166,414	$132,424
Performance Media	398,127	419,380	1,213,840	1,250,719
Total Revenue	$458,892	$469,193	$1,380,254	$1,383,143

The following table shows Contribution ex-TAC by reportable segment and its reconciliation to the Company’s Consolidated Statements of Operation:

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
	(in thousands)
Contribution ex-TAC
Retail Media	$59,583	$48,436	$163,618	$129,306
Performance Media	206,520	196,959	623,466	576,924
	$266,103	$245,395	$787,084	$706,230

Other costs of sales	(34,171)	(40,268)	(105,084)	(119,812)
Gross profit	$231,932	$205,127	$682,000	$586,418
Operating expenses
Research and development expenses	(85,285)	(62,522)	(211,782)	(193,887)
Sales and operations expenses	(90,823)	(94,572)	(278,734)	(308,325)
General and administrative expenses	(46,222)	(36,599)	(134,590)	(95,306)
Total Operating expenses	$(222,330)	$(193,693)	$(625,106)	$(597,518)

Income (loss) from operations	$9,602	$11,434	$56,894	$(11,100)
Financial and Other Income (Expense)	(8)	(2,967)	889	2,008
Income (loss) before tax	$9,594	$8,467	$57,783	$(9,092)

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

	September 30, 2024		December 31, 2023
	Cash and Cash Equivalent	Marketable Securities	Cash and Cash Equivalent	Marketable Securities
	(in thousands)
Level 1
Cash and cash equivalents	$180,321	$—	$285,518	$—
Level 2
Term deposits and notes	28,419	28,608	50,823	22,545
Total	$208,740	$28,608	$336,341	$22,545

The fair value of term deposits approximates their carrying amount given the nature of the investments, its maturities and expected future cash flows.
Marketable Securities
The following table presents for each reporting period, the breakdown of the fair value of marketable securities:

	September 30, 2024	December 31, 2023

	(in thousands)
Securities Held-to-maturity
Term Deposits	28,608	22,545
Total	$28,608	$22,545

The gross unrealized gains on our marketable securities were not material as of September 30, 2024.
The following table classifies our marketable debt securities by contractual maturities:

Held-to-maturity
September 30, 2024

(in thousands)
Due in one year	$23,010
Due in one to five years	5,598
Total	$28,608

Restricted Cash

As of September 30, 2024, the Company has restricted cash of $75 million in an escrow account containing withdrawal conditions. The cash secures the Company's payment of Iponweb Acquisition contingent consideration to the Sellers, which is conditioned upon the achievement of certain revenue targets by the Iponweb business for the 2023 fiscal year, as discussed further in Note 6..

Note 4. Trade Receivables
The following table shows the breakdown in trade receivables net book value for the presented periods:

	September 30, 2024	December 31, 2023

	(in thousands)
Trade accounts receivables	$681,350	$818,937
(Less) Allowance for credit losses	(35,067)	(43,348)
Net book value at end of period	$646,283	$775,589
As of September 30, 2024 no customer individually exceeded 10% of our gross accounts receivables.
Note 5. Other Current and Non-Current Assets
The following table shows the breakdown in other current assets net book value for the presented periods:

	September 30, 2024	December 31, 2023

	(in thousands)
Prepayments to suppliers	$5,828	$7,499
Other debtors	9,439	7,279
Prepaid expenses	29,612	32,858
Other current assets	—	655
Net book value at end of period	$44,879	$48,291
Prepaid expenses mainly consist of amounts related to SaaS arrangements largely for internal ERP systems
Other non-current assets of $62.2 million are primarily comprised of the indemnification asset of $49.1 million recorded against certain tax liabilities related to the purchase agreement for the Iponweb Acquisition.

Note 6. Other Current and Non-Current Liabilities
Other current liabilities are presented in the following table:

	September 30, 2024	December 31, 2023

	(in thousands)
Earn out liability - current	$54,640	$49,647
Rebates	28,408	23,315
Deferred revenue and other customer prepayments	15,981	25,925
Accounts payable relating to capital expenditures	5,799	3,346
Other creditors	4,290	2,319
Total current liabilities	$109,118	$104,552
The earn out liability is related to the Iponweb Acquisition, whereas the Sellers are entitled to contingent consideration, which is conditioned upon the achievement of certain revenue targets by the Iponweb business for the 2023 fiscal year. The related earn-out liability is valued and discounted using management's best estimate of the consideration that is expected to be paid in the fourth quarter of 2024.

Other non-current liabilities are presented in the following table:

	September 30, 2024	December 31, 2023

	(in thousands)
Uncertain tax positions	$19,055	$16,785
Other	$1,481	$2,297
Total non-current liabilities	$20,536	$19,082
The uncertain tax positions are primarily related to the Iponweb Acquisition.

Note 7. Leases
The components of lease expense are as follows:

Three Months Ended	September 30, 2024			September 30, 2023
	Offices	Data Centers	Total	Offices	Data Centers	Total
	(in thousands)
Lease expense	$3,624	$6,786	$10,410	$3,419	$5,644	$9,063
Short term lease expense	287	—	287	200	13	213
Variable lease expense	431	65	496	289	14	303
Sublease income	(343)	—	(343)	(277)	—	(277)
Total operating lease expense	$3,999	$6,851	$10,850	$3,631	$5,671	$9,302

Nine Months Ended	September 30, 2024			September 30, 2023
	Offices	Data Centers	Total	Offices	Data Centers	Total
	(in thousands)
Lease expense	$10,839	$19,642	$30,481	$10,548	$16,844	$27,392
Short term lease expense	914	—	914	489	42	531
Variable lease expense	1,102	122	1,224	493	75	568
Sublease income	(1,152)	—	(1,152)	(692)	—	(692)
Total operating lease expense	$11,703	$19,764	$31,467	$10,838	$16,961	$27,799

Note 8. Employee Benefits

Defined Benefit Plans
According to French law and the Syntec Collective Agreement, French employees are entitled to compensation paid on retirement.
The following table summarizes the changes in the projected benefit obligation:

Projected benefit obligation
(in thousands)
Projected benefit obligation present value at January 1, 2023	$3,708
Service cost	707
Interest cost	161
Curtailment	(306)
Actuarial losses (gains)	(290)
Currency translation adjustment	143
Projected benefit obligation present value at December 31, 2023	$4,123
Service cost	518
Interest cost	119
Actuarial losses (gains)	101
Currency translation adjustment	77
Projected benefit obligation present value at September 30, 2024	$4,938
The Company does not hold any plan assets for any of the periods presented.
The main assumptions used for the purposes of the actuarial valuations are listed below:

	Nine Months Ended	Year Ended
	September 30, 2024	December 31, 2023
Discount rate (Corp AA)	3.8%	3.9%
Expected rate of salary increase	7.0%	7.0%
Expected rate of social charges	48.0%	48.0%
Expected staff turnover	Company age-based table	Company age-based table
Estimated retirement age	65 years old	65 years old
Life table	TH-TF 2000-2002 shifted	TH-TF 2000-2002 shifted

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

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
	(in thousands)
Defined contributions plans included in personnel expenses	$(4,684)	$(4,694)	$(14,974)	$(14,308)
Note 9. Revenue

The following table presents our disaggregated revenues by segment:

Three Months Ended	Retail Media	Performance Media	Total
		(in thousands)
September 30, 2024	$60,765	$398,127	$458,892
September 30, 2023	$49,813	$419,380	$469,193

Nine Months Ended	Retail Media	Performance Media	Total
		(in thousands)
September 30, 2024	$166,414	$1,213,840	$1,380,254
September 30, 2023	$132,424	$1,250,719	$1,383,143

Note 10. Share-Based Compensation

Equity awards Compensation Expense

Equity awards compensation expense recorded in the consolidated statements of operations was as follows:

	Nine Months Ended
	September 30, 2024	September 30, 2023
	(in thousands)
Research and Development	$(44,461)	$(44,438)
Sales and Operations	(15,703)	(15,240)
General and Administrative	(22,029)	(16,675)
Total equity awards compensation expense (1)	$(82,193)	$(76,353)
Tax benefit from equity awards compensation expense	7,920	6,084
Total equity awards compensation expense, net of tax effect	$(74,273)	$(70,269)

(1) The nine months ended September 30, 2024 are presented net of $2.9 million capitalized stock-based compensation relating to internally developed software.

The breakdown of the equity award compensation expense by instrument type was as follows:

	Nine Months Ended
	September 30, 2024	September 30, 2023
	(in thousands)
Share options	$(46)	$(80)
Lock-up shares	(29,790)	(28,326)
Restricted stock units / Performance stock units	(51,058)	(46,519)
Non-employee warrants	(1,299)	(1,428)
Total equity awards compensation expense (1)	$(82,193)	$(76,353)
Tax benefit from equity awards compensation expense	7,920	6,084
Total equity awards compensation expense, net of tax effect	$(74,273)	$(70,269)

(1) Presented net of $2.9 million capitalized stock-based compensation relating to internally developed software.

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

	Options Outstanding
	Number of Shares Underlying Outstanding Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding as of December 31, 2023	319,238
Options granted	—
Options exercised	(79,993)
Options forfeited	(9,439)
Options canceled	—
Options expired	(6,320)
Outstanding as of September 30, 2024	223,486

Vested and exercisable as of September 30, 2024	223,486	€18.72	4.62	€17.94

The aggregate intrinsic value represents the difference between the exercise price of the options and the fair market value of common stock on the date of exercise. No new stock options were granted in the period ending September 30, 2024. As of September 30, 2024, there was no remaining unrecognized stock-based compensation related to unvested stock options.

Lock up shares

On August 1, 2022, 2,960,243 treasury shares were transferred to the Founder (referred to as Lock Up Shares or "LUS"), as partial consideration for the Iponweb Acquisition. These shares are subject to a lock-up period that expires in three installments on each of the first three anniversaries of the Iponweb Acquisition, unless the vesting schedule changes or the Founder's employment agreement is terminated under certain circumstances during the duration of such lock-up period. These shares are considered as share-based compensation under ASC 718 and are accounted over the three-year lock-up period. The share based compensation expense is included in Research and Development expenses on the Consolidated Statement of Income. The shares were valued based on the volume weighted average price of one ADS traded on Nasdaq during the twenty (20) trading days immediately preceding July 28, 2022.

	Shares	Weighted-Average Grant date Fair Value Per Share

Outstanding as of December 31, 2023	1,953,761	—
Granted	—	—
Vested	(1,351,880)	—
Forfeited	—	—
Outstanding as of September 30, 2024	601,881	$23.73

During the three-month period ended September 30, 2024, the Company repurchased 640,000 shares, upon the expiration of the lock-up for approximately $30.0 million, as part of our share buy-back program. The shares were repurchased at fair market value based on the Nasdaq closing price. This resulted in additional share-based compensation expense of $13.3 million in the Consolidated Statement of Income.

As of September 30, 2024, the Company had unrecognized stock-based compensation relating to these lock up share awards of approximately $4.4 million, which is expected to be recognized over a period from October 1, 2024 to August 1, 2025.

Restricted Stock Units and Performance Stock Units

During the nine months ended September 30, 2024, the Company granted new equity under our current equity compensation plans, which was comprised of restricted stock units (“RSU”), and performance-based RSU awards consisting of total shareholder return (“TSR”) and performance vesting conditions (“PSU”) to the Company’s senior executives.

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

	Shares (RSU)	Weighted-Average Grant date Fair Value Per Share

Outstanding as of December 31, 2023	5,293,263	—
Granted	1,492,022	—
Vested	(1,595,513)	—
Forfeited	(294,566)	—
Outstanding as of September 30, 2024	4,895,206	€30.86

The RSUs are subject to a vesting period of four years, over which the expense is recognized on a straight-line basis. A total of 1,492,022 shares have been granted under this plan, with a weighted-average grant-date fair value of €30.86.

As of September 30, 2024, the Company had unrecognized stock-based compensation relating to restricted stock of approximately $89.6 million, which is expected to be recognized over a weighted-average period of 3.3 years.

Performance Stock Units

Performance stock units are subject to either a performance condition or a market condition.

Awards that are subject to a performance condition, are earned based on internal financial performance metrics measured by Contribution ex-TAC. A total of 568,081 shares have been granted at target under two plans with a vesting period of three years. The target shares are subject to a range of vesting from 0% to 200% based on the performance of internal financial metrics, for a maximum number of shares of 1,136,162. The grant-date fair value is determined based on the fair-value of the shares at the grant date. The weighted average grant-date fair value of those plans is €30.54 per share for a total fair value of approximately $18.9 million, to be expensed on a straight-line basis over the respective vesting period. The number of shares granted, vesting and outstanding subject to performance conditions is as follows:

	Shares (PSU)	Weighted-Average Grant date Fair Value Per Share

Outstanding as of December 31, 2023	660,395	—
Granted	568,081	—
Performance share adjustment	64,152
Vested	(202,637)	—
Forfeited	—	—
Outstanding as of September 30, 2024	1,089,991	€30.54

As of September 30, 2024, the Company had unrecognized stock-based compensation related to performance stock units of approximately $19.5 million, which is expected to be recognized over a weighted-average period of 3.2 years.

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
The grant-date fair value was determined based on a Monte-Carlo valuation model using the following key assumptions:

Expected volatility of the Company	42.73%
Expected volatility of the benchmark	71.18%
Risk-free rate	4.27%
Expected dividend yield	—%

The number of shares granted, vested and outstanding subject to market conditions is as follows:

	Shares (TSR)	Weighted-Average Grant date Fair Value Per Share

Outstanding as of December 31, 2023	—	—
Granted	268,226	—
Vested	—	—
Forfeited	—	—
Outstanding as of September 30, 2024	268,226	€47.42
As of September 30, 2024, a total of $3.4 million expense has been recognized and the Company had unrecognized stock-based compensation related to performance stock units based of market conditions of $10.5 million, which is expected to be recognized over a period from October 1, 2024 to March 1, 2027.
Non-employee warrants

Non-employee warrants generally vest over four years, subject to the holder’s continued service through the vesting date.

	Shares	Weighted-Average Grant date Fair Value Per Share	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding as of December 31, 2023	244,457
Granted	—
Exercised	(84,560)
Canceled	—
Expired	—
Outstanding as of September 30, 2024	159,897	€16.59	3.80	€20.11

Vested and exercisable - September 30, 2024	159,897

The aggregate intrinsic value represents the difference between the exercise price of the non-employee warrants and the fair market value of common stock on the date of exercise.

No new stock non-employee warrants were granted in the period ending September 30, 2024. As of September 30, 2024 all instruments have fully vested.

Note 11. Financial and Other Income and Expenses
The condensed consolidated statements of income line item “Financial and Other income (Loss)” can be broken down as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
	(in thousands)
Financial income from cash equivalents	$1,432	$1,055	$5,261	$3,190
Interest and fees	(505)	(437)	(1,337)	(1,500)
Foreign exchange losses	(901)	(1,731)	(1,459)	(4,683)
Discounting impact	(8)	(1,593)	(1,774)	(3,692)
Other financial income	(26)	(261)	198	8,693
Total Financial and Other Income (Expense)	$(8)	$(2,967)	$889	$2,008
The $0.9 million in financial and other income for the nine months ended September 30, 2024, were mainly driven by financial income from cash equivalents, partially offset by a negative impact of foreign exchange losses and the change in the accretion of the earn-out liability related to the Iponweb Acquisition.
As of September 30, 2024, our exposure to foreign currency risk was centralized at Criteo S.A. and hedged using foreign currency swaps or forward purchases or sales of foreign currencies.
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
In December 2021, the Organization for Economic Cooperation and Development (OECD) released Pillar Two Model Rules defining the global minimum tax, which calls for the taxation of a minimum rate of 15% for multinational companies with consolidated revenue above €750 million. Numerous jurisdictions have enacted or are in the process of enacting legislation to adopt a minimum effective tax rate. While the adoption of Pillar Two did not have a material impact on the nine months ended September 30, 2024, the Company will continue to assess the ongoing impact as additional guidance becomes available.
The following table presents provision for income taxes:

	Nine Months Ended
	September 30, 2024	September 30, 2023
	(in thousands)
Provision for income tax (expense) benefit	$(15,014)	$1,685
For the nine months ended September 30, 2024, the provision for income taxes differs from the nominal standard French rate of 25.0% primarily due to the application the reduced income tax rate on the majority of the technology royalties income in France and nondeductible equity awards compensation expense.

Note 13. Earnings Per Share

Basic Earnings (Loss) Per Share
We calculate basic earnings (loss) per share ("EPS") by dividing the net income or loss for the period attributable to shareholders of the Parent by the weighted average number of shares outstanding.

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Net income (loss) attributable to shareholders of Criteo S.A.	$6,245	$6,927	$40,476	$(7,758)
Weighted average number of shares outstanding	54,695,112	56,297,666	54,840,650	56,173,218
Basic earnings (loss) per share	$0.11	$0.12	$0.74	$(0.14)
Diluted Earnings (Loss) Per Share
We calculate diluted earnings (loss) per share by dividing the net income or loss attributable to shareholders of the Parent by the weighted average number of shares outstanding plus any potentially dilutive shares not yet issued from share-based compensation plans (refer to Note 10). For the nine months ended September 30, 2023, the Company reported a net loss hence basic net loss per share was the same as diluted net loss per share, as the inclusion of all potential shares of common stock outstanding would have been anti-dilutive.
For each period presented, a contract to issue a certain number of shares (i.e., share option, non-employee warrant, employee warrant ("BSPCE") was assessed as potentially dilutive if it was “in the money” (i.e., the exercise or settlement price is lower than the average market price).

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Net income (loss) attributable to shareholders of Criteo S.A.	$6,245	$6,927	$40,476	$(7,758)
Basic shares :
Weighted average number of shares outstanding of Criteo S.A.	54,695,112	56,297,666	54,840,650	56,173,218
Dilutive effect of :
Restricted share awards ("RSUs")	3,080,895	3,718,688	2,947,233	—
Lock-up shares ('LUSs")	472,956	967,941	949,255	—
Share options and BSPCE	121,177	103,221	112,102	—
Share warrants	59,993	53,378	60,712	—
Diluted shares :
Weighted average number of shares outstanding used to determine diluted earnings per share	58,430,133	60,172,953	58,909,952	56,173,218
Diluted earnings (loss) per share	$0.11	$0.12	$0.69	$(0.14)
The weighted average number of securities that were anti-dilutive for diluted EPS for the periods presented but which could potentially dilute EPS in the future are as follows:

	Nine Months Ended
	September 30, 2024	September 30, 2023
Restricted share awards	303,261	165,940
Share options and BSPCE	—	—
Weighted average number of anti-dilutive securities excluded from diluted earnings per share	303,261	165,940

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
We are party to a claim (Doe v. GoodRx Holdings, Inc. et al. in the U.S. District Court for the Northern District of California), alleging violations of various state and federal laws. We intend to vigorously defend our position, but we are unable to predict the potential outcome at this time.

Non-income tax risks
We have recorded a $31.9 million provision related to certain non-income tax items accounted for as a contingency under ASC 450. These risks were identified and recognized as part of the Iponweb Acquisition. We have recorded an indemnification asset in the full amount of the provision as the Company is indemnified against certain tax liabilities under the Framework Purchase Agreement (FPA). The indemnification asset is recorded as part of "Other non current assets" on the consolidated statement of financial position.

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

Three Months Ended	Americas	EMEA	Asia-Pacific	Total
	(in thousands)
September 30, 2024	$206,816	$161,745	$90,331	$458,892
September 30, 2023	$219,667	$158,756	$90,770	$469,193

Nine Months Ended	Americas	EMEA	Asia-Pacific	Total
	(in thousands)
September 30, 2024	$617,555	$493,083	$269,616	$1,380,254
September 30, 2023	$616,418	$482,939	$283,786	$1,383,143
Revenue generated in other significant countries where we operate is presented in the following table:

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
	(in thousands)
Americas
United States	$185,864	$199,270	$553,867	$557,116
EMEA
Germany	$48,128	$46,391	$146,881	$140,592
France	$20,888	$23,423	$64,836	$71,130
Asia-Pacific
Japan	$49,763	$49,213	$151,760	$162,767
For each reported period, non-current assets (corresponding to the net book value of tangible and intangible assets, excluding right of use assets related to lease agreements) are presented in the table below. The geographical information includes results from the locations of legal entities.

	Americas	EMEA	Asia-Pacific	Total
	(in thousands)

September 30, 2024	$74,080	$199,948	$13,197	$287,225
December 31, 2023	$89,355	$202,969	$15,058	$307,382

Note 16. Subsequent Events

The Company evaluated all subsequent events that occurred after September 30, 2024 through the date of issuance of the unaudited condensed consolidated financial statements and determined there are no significant events that require adjustments or disclosure.

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

Current quarter financial highlights
For the three months ended September 30, 2024, revenue decreased by (2)% to $458.9 million, compared to the same period in the prior year, primarily driven by lower Performance Media, partially offset by growth in Retail Media. At constant currency, revenue decreased by (2)%.
Gross profit for the three months ended September 30, 2024 increased by 13% to $231.9 million, compared to the same period in the prior year, mainly due to lower traffic acquisition costs, partially offset by lower revenue.
Contribution ex-TAC for the three months ended September 30, 2024 increased by 8% to $266.1 million, compared to the same period in the prior year, driven by growth across both segments. At constant currency, Contribution ex-TAC increased by 9%.
Net income for the three months ended September 30, 2024 decreased to $6.1 million, primarily due an increase of operating expenses, partially offset by an increase in gross profit.
Adjusted EBITDA for the three months ended September 30, 2024 increased by 20% to $82.0 million, compared to the same period in the prior year, primarily due to higher Contribution ex-TAC, partially offset by an increase in operating expenses.

Cash flow from operating activities was $57.5 million for the three months ended September 30, 2024, compared to $19.6 million in the same period in the prior year, as a result of the positive trends in our income from operations.
Trends, Opportunities and Challenges
We believe our performance and future success depend on several factors that present significant opportunities but also pose risks and challenges, including those referred to in Part I, Item 1A of our risk factor section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, and in our subsequent quarterly reports on Form 10-Q.
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

Business and Macroeconomic Conditions

Global economic and geopolitical conditions have been volatile due to factors such as the conflicts in Ukraine and the Middle East, inflation, and fluctuating interest rates. The economic uncertainty resulting from these factors may negatively impact advertising demand, consumer behavior, and to some extent, our performance.

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

Seasonality

In the advertising industry, companies commonly experience seasonal fluctuations in revenue, as many marketers allocate the largest portion of their budgets to the third and fourth quarter of the calendar year in order to coincide with increased back-to-school and holiday purchasing. Historically, the fourth quarter has reflected our highest level of advertising activity for the year. We generally expect the subsequent first quarter to reflect lower activity levels.

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

Privacy Trends and Government Regulations

We are subject to U.S. and international laws and regulations regarding privacy, data protection, digital advertising and the collection of user data. In addition, large Internet and technology companies such as Google and Apple are making their own decisions as to how to protect consumer privacy with measures resulting in signal loss, which impact the entire digital ecosystem. While Google has recently announced that it will not pursue its original plan to fully phase out third-party cookies in Chrome, Google has proposed an updated approach that allows users to make an informed choice across web browsing that can be adjusted at any time. This proposal remains subject to consultation with the UK Competition and Market Authority, the Information Commissioner's Office and other global regulators. These developments could cause instability in the advertising technology industry. We have developed a multi-pronged addressability strategy to provide scalability and runtime interoperability of privacy-safe solutions for a more open, unified and efficient ecosystem.

Results of Operations for the Periods Ended September 30, 2024 and September 30, 2023 (Unaudited)
Revenue

Revenue breakdown by segment

	Three Months Ended			Nine Months Ended
	September 30, 2024	September 30, 2023	% change	September 30, 2024	September 30, 2023	% change
	(in thousands, except percentages)
Revenue as reported	458,892	469,193	(2)%	1,380,254	1,383,143	—%
Conversion impact U.S. dollar/other currencies	1,698			18,110
Revenue at constant currency	$460,590	$469,193	(2)%	1,398,364	1,383,143	1%

Retail Media revenue as reported	60,765	49,813	22%	166,414	132,424	26%
Conversion impact U.S. dollar/other currencies	98			(60)
Retail Media revenue at constant currency	$60,863	$49,813	22%	$166,354	$132,424	26%

Performance Media revenue as reported	398,127	419,380	(5)%	1,213,840	1,250,719	(3)%
Conversion impact U.S. dollar/other currencies	1,601			18,171
Performance Media revenue at constant currency	$399,728	$419,380	(5)%	$1,232,011	$1,250,719	(1.5)%

Revenue for the three months ended September 30, 2024 decreased (2)%, or (2)% on a constant currency basis, to $460.6 million compared to the three months ended September 30, 2023 reflecting lower Performance Media, partially offset by growth in Retail Media.

In the three months ended September 30, 2024, 92% of revenue came from existing clients while 8% came from new client additions.

Retail Media revenue increased 22%, or 22% on a constant currency basis, to $60.9 million for the three months ended September 30, 2024, driven by continued strength in Retail Media onsite, in particular in the U.S. market, and growing network effects of onboarding brands and retailers to the platform.

Performance Media revenue decreased (5)%, or decreased (5)% on a constant currency basis, to $399.7 million for the three months ended September 30, 2024, driven by lower spend in our media trading marketplace, soft retail trends, partially offset by continued strength in travel and classifieds.

Additionally, our $458.9 million of revenue for the three months ended September 30, 2024 was negatively impacted by $1.7 million of currency fluctuations.

Revenue for the nine months ended September 30, 2024 decreased (0.2)%, or 1% on a constant currency basis, to $1,398.4 million compared to the nine months ended September 30, 2023 reflecting growth in Retail Media and Performance Media.

In the nine months ended September 30, 2024, 92% of revenue came from existing clients while 8% came from new client additions.

Retail Media revenue increased 26%, or 26% on a constant currency basis, to $166.4 million for the nine months ended September 30, 2024, driven by continued strength in Retail Media onsite, in particular in the U.S. market, and growing network effects of onboarding brands and retailers to the platform.

Performance Media revenue decreased (3)%, or decreased (1.5)% on a constant currency basis, to $1,232.0 million for the nine months ended September 30, 2024, driven by lower spend in our media trading marketplace, soft retail trends, partially offset by continued strength in travel and classifieds.

Additionally, our $1,380.3 million of revenue for the nine months ended September 30, 2024 was negatively impacted by $18.1 million of currency fluctuations, particularly as a result of the depreciation of the Euro, the Japanese Yen, the Brazilian Real, and the Korean Won compared to the U.S. dollar.

Revenue breakdown by region

	Three Months Ended			Nine Months Ended
	September 30, 2024	September 30, 2023	% change	September 30, 2024	September 30, 2023	% change
	(in thousands, except percentages)
Revenue as reported	458,892	469,193	(2)%	1,380,254	1,383,143	—%
Conversion impact U.S. dollar / other currencies	1,698	—		18,110	—
Revenue at constant currency	$460,590	$469,193	(2)%	$1,398,364	$1,383,143	1%
Americas
Revenue as reported	206,816	219,667	(6)%	617,555	616,418	0%
Conversion impact U.S. dollar / other currencies	1,497	—		1,301	—
Revenue at constant currency	$208,313	$219,667	(5)%	$618,856	$616,418	—%
EMEA
Revenue as reported	161,745	158,756	2%	493,083	482,939	2%
Conversion impact U.S. dollar / other currencies	(1,789)	—		205	—
Revenue at constant currency	$159,956	$158,756	1%	$493,288	$482,939	2%
Asia-Pacific
Revenue as reported	90,331	90,770	—%	269,616	283,786	(5)%
Conversion impact U.S. dollar / other currencies	1,990	—		16,604	—
Revenue at constant currency	$92,321	$90,770	2%	$286,220	$283,786	0.9%
Our revenue in the Americas region decreased (6)%, or (5)% on a constant currency basis, to $208.3 million for the three months ended September 30, 2024 compared to the three months ended September 30, 2023. This primarily reflects lower lower spend in our media trading marketplace and supply and soft Retail trends, partially offset by continued strength in Travel and Classifieds in Performance Media, as well as continued strong performance of Retail Media as the platform continues to scale with large retailers and consumer brands.

Our revenue in EMEA increased 2%, or 1% on a constant currency basis, to $160.0 million for the three months ended September 30, 2024 compared to the three months ended September 30, 2023, reflecting continued traction in Retail Media and continued strength in Travel and Classifieds, partially offset by lower revenues in France.

Our revenue in the Asia-Pacific region decreased (0.5)%, or increased 2% on a constant currency basis, to $92.3 million for the three months ended September 30, 2024 compared to the three months ended September 30, 2023, reflecting improved trends in Classified and solid trends in Travel and Retail in the region.

Our revenue in the Americas region increased 0.2%, or 0.4% on a constant currency basis, to $618.9 million for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. This primarily reflects continued strong performance of Retail Media as the platform continues to scale with large retailers and consumer brands and strong Classified trends in the region.

Our revenue in EMEA increased 2%, or 2% on a constant currency basis, to $493.3 million for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023, reflecting continued traction in Retail Media and continued strength in Travel, partially offset by lower revenues in France.

Our revenue in the Asia-Pacific region decreased (5)%, or increased 1% on a constant currency basis, to $286.2 million for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023, reflecting solid Retail and Travel trends, partially offset by soft trends in Classified in the region.

Cost of Revenue

	Three Months Ended			Nine Months Ended
	September 30, 2024	September 30, 2023	% change	September 30, 2024	September 30, 2023	% change
	(in thousands, except percentages)
Traffic acquisition costs	192,789	223,798	(14)%	593,170	676,913	(12)%
Other cost of revenue	34,171	40,268	(15)%	105,084	119,812	(12)%
Total cost of revenue	$226,960	$264,066	(14)%	$698,254	$796,725	(12)%
% of revenue	49%	56%		51%	58%
Gross profit %	51%	44%		49%	42%

	Three Months Ended				Nine Months Ended
	September 30, 2024	September 30, 2023	% change	% change at Constant Currency	September 30, 2024	September 30, 2023	% change	% change at Constant Currency
	(in thousands, except percentages)
Retail Media	1,182	1,377	(14)%	(14)%	2,796	3,118	(10)%	(10)%
Performance Media	191,607	222,421	(14)%	(13)%	590,374	673,795	(12)%	(11)%
Traffic Acquisition Costs	$192,789	$223,798	(14)%	(13)%	$593,170	$676,913	(12)%	(11)%

Cost of revenue for the three months ended September 30, 2024 decreased $(37.1) million, or (14)%, compared to the three months ended September 30, 2023. This decrease was primarily the result of a decrease of $(31.0) million, or (14)% (or (13)% on a constant currency basis) in traffic acquisition costs driven by a lower average price partially offset by an increase in volume, and a decrease of $(6.1) million, or (15)% in other cost of revenue.

Traffic acquisition costs in Retail Media decreased by (14)%, or (14)% at constant currency, compared to the three months ended September 30, 2023.

Traffic acquisition costs in Performance Media decreased by (14)%, or (13)% at constant currency, compared to the three months ended September 30, 2023. This was driven by a (20)% decrease (or (20)% at constant currency) in the average cost per thousand impressions ("CPM") for inventory purchased, including lower CPMs for signal-limited environments where Criteo continues to perform, and an 8% increase in the number of impressions we purchased.
The decrease in other cost of revenue included a decrease in depreciation of servers, offset by other hosting costs.

Cost of revenue for the nine months ended September 30, 2024 decreased $(98.5) million, or (12)%, compared to the nine months ended September 30, 2023. This decrease was primarily the result of a decrease of $(83.7) million, or (12)% (or (11)% on a constant currency basis) in traffic acquisition costs driven by a lower average price partially offset by an increase in volume, and a decrease of $(14.7) million, or (12)% in other cost of revenue.

Traffic acquisition costs in Retail Media decreased by (10)%, or (10)% at constant currency, compared to the nine months ended September 30, 2023.

Traffic acquisition costs in Performance Media decreased by (12)%, or (11)% at constant currency, compared to the nine months ended September 30, 2023. This was driven by a (17)% decrease (or (15)% at constant currency) in the average cost per thousand impressions ("CPM") for inventory purchased, including lower CPMs for signal-limited environments where Criteo continues to perform, and a 5% increase in the number of impressions we purchased.
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

The below table provides a reconciliation of Contribution ex-TAC to gross profit:

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023

	(in thousands)
Gross Profit	$231,932	$205,127	$682,000	$586,418
Other Cost of Revenue	34,171	40,268	105,084	119,812
Contribution ex-TAC	$266,103	$245,395	$787,084	$706,230

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

The following table sets forth our revenue and Contribution ex-TAC by segment:

	Three Months Ended				Nine Months Ended
	September 30, 2024	September 30, 2023	% change	% change at Constant Currency	September 30, 2024	September 30, 2023	% change	% change at Constant Currency

	(amounts in thousands, except percentages)
Revenue
Retail Media	$60,765	$49,813	22%	22%	$166,414	$132,424	26%	26%
Performance Media	398,127	419,380	(5)%	(5)%	1,213,840	1,250,719	(3)%	(1.5)%
Total	$458,892	$469,193	(2)%	(2)%	$1,380,254	$1,383,143	—%	1%

Contribution ex-TAC
Retail Media	$59,583	$48,436	23%	23%	$163,618	$129,306	27%	26%
Performance Media	206,520	196,959	5%	5%	623,466	576,924	8%	10%
Total	$266,103	$245,395	8%	9%	$787,084	$706,230	11%	13%

Contribution ex-TAC increased $20.7 million, or 8% for the three months ended September 30, 2024 compared to the three months ended September 30, 2023. The increase in Contribution ex-TAC was driven by growth in both segments.

Contribution ex-TAC increased $80.9 million, or 11% for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. The increase in Contribution ex-TAC was driven by growth in both segments.

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

	Three Months Ended			Nine Months Ended
	September 30, 2024	September 30, 2023	% change	September 30, 2024	September 30, 2023	% change
	(amounts in thousands, except percentages)

Gross Profit as reported	$231,932	$205,127	13%	$682,000	$586,418	16%

Other cost of revenue as reported	34,171	40,268	(15)%	105,084	119,812	(12)%

Contribution ex-TAC as reported	266,103	245,395	8%	787,084	706,230	11%
Conversion impact U.S. dollar/other currencies	534	—		9,858	—
Contribution ex-TAC at constant currency	266,637	245,395	9%	796,942	706,230	13%
Contribution ex-TAC/Revenue as reported	58%	52%		57%	51%

Traffic acquisition costs as reported	192,789	223,798	(14)%	593,170	676,913	(12)%
Conversion impact U.S. dollar/other currencies	1,164	—		8,253	—
Traffic Acquisition Costs at constant currency	193,953	223,798	(13)%	601,423	676,913	(11)%

Revenue as reported	458,892	469,193	(2)%	1,380,254	1,383,143	—%
Conversion impact U.S. dollar/other currencies	1,698	—		18,110	—
Revenue at constant currency	$460,590	$469,193	(2)%	$1,398,364	$1,383,143	1%

Research and Development Expenses

	Three Months Ended			Nine Months Ended
	September 30, 2024	September 30, 2023	% change	September 30, 2024	September 30, 2023	% change

	(in thousands, except percentages)
Research and development expenses	$85,285	$62,522	36%	$211,782	$193,887	9%
% of revenue	19%	13%		15%	14%
Research and development expenses for the three months ended September 30, 2024, increased $22.8 million or 36% compared to the three months ended September 30, 2023. This increase was related to an increase in share-based compensation expense related to the Iponweb lock-up shares (see Note 10), an increase in amortization, and impairment of certain intangible assets.
Research and development expenses for the nine months ended September 30, 2024, increased $17.9 million or 9% compared to the nine months ended September 30, 2023. This increase was mainly related to an increase in amortization, impairment of certain intangible assets, and headcount-related costs.

Sales and Operations Expenses

	Three Months Ended			Nine Months Ended
	September 30, 2024	September 30, 2023	% change	September 30, 2024	September 30, 2023	% change

	(in thousands, except percentages)
Sales and operations expenses	$90,823	$94,572	(4)%	$278,734	$308,325	(10)%
% of revenue	20%	20%		20%	22%
Sales and operations expenses for the three months ended September 30, 2024 decreased $(3.7) million or (4)% compared to the three months ended September 30, 2023. This decrease was mainly related to a decrease in headcount-related costs and a decrease in bad debt expense partially offset by third-party services and marketing costs.
Sales and operations expenses for the nine months ended September 30, 2024 decreased $(29.6) million or (10)% compared to the nine months ended September 30, 2023. This decrease was mainly related to a decrease in headcount-related costs, a decrease in bad debt expense partially offset by an increase in marketing costs.

General and Administrative Expenses

	Three Months Ended			Nine Months Ended
	September 30, 2024	September 30, 2023	% change	September 30, 2024	September 30, 2023	% change

	(in thousands, except percentages)
General and administrative expenses	$46,222	$36,599	26%	$134,590	$95,306	41%
% of revenue	10%	8%		10%	7%
General and administrative expenses for the three months ended September 30, 2024, increased $9.6 million or 26%, compared to the three months ended September 30, 2023. The increase primarily related to third party services and an increase in share-based compensation.

General and administrative expenses for the nine months ended September 30, 2024, increased $39.3 million or 41%, compared to the nine months ended September 30, 2023. The increase was mainly related to the partial reversal of the loss contingency on regulatory matters in 2023 and an increase to third-party services.

Financial and Other Income

	Three Months Ended			Nine Months Ended
	September 30, 2024	September 30, 2023	% change	September 30, 2024	September 30, 2023	% change

	(in thousands, except percentages)
Financial and Other Income (Expense)	$(8)	$(2,967)	(100)%	$889	$2,008	(56)%
% of revenue	0%	(1)%		0%	0%
Financial and Other Expenses for the three months ended September 30, 2024, decreased by $3.0 million or 100% compared to the three months ended September 30, 2023. The decrease was mainly related to financial income from cash and cash equivalents, a positive change in foreign exchange loss, and the accretion of the earn-out liability related to the Iponweb Acquisition.
Financial and Other Income for the nine months ended September 30, 2024, decreased by $(1.1) million or (56)% compared to the nine months ended September 30, 2023. The decrease was due to the disposal of non consolidated investments during the three months ended March 31, 2023, partially offset by income from cash equivalents, the accretion of the earn-out liability related to the Iponweb Acquisition, and income from cash equivalents.
As of September 30, 2024, our exposure to foreign currency risk was centralized at Criteo S.A. and hedged using foreign currency swaps or forward purchases or sales of foreign currencies.

Provision for Income Taxes

	Three Months Ended			Nine Months Ended
	September 30, 2024	September 30, 2023	% change	September 30, 2024	September 30, 2023	% change

	(in thousands, except percentages)
Provision for income tax (expense) benefit	$(3,450)	$(1,832)	88%	$(15,014)	$1,685	(991)%

Provision for income tax expense for the three months ended September 30, 2024, increased $1.6 million or 88% compared to the three months ended September 30, 2023. The increase of the income tax provision was driven by higher Contribution ex-Tac.
Provision for income tax expense for the nine months ended September 30, 2024, increased $16.7 million or (991)% compared to the nine months ended September 30, 2023. The increase was driven by higher Contribution ex-TAC.
The provision for income taxes differs from the nominal standard French rate of 25.0% primarily due to the application of the reduced income tax rate on the majority of the technology royalties income in France and nondeductible equity awards compensation expense.

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

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
	(in thousands, except percentages)
Net Income (loss)	$6,144	$6,635	$42,769	$(7,407)
Adjustments:
Financial (Income) expense	8	2,958	(889)	(1,692)
Provision for income taxes (benefit)	3,450	1,832	15,014	(1,685)
Equity awards compensation expense	34,863	24,323	84,032	78,219
Pension service costs	174	179	518	532
Depreciation and amortization expense	25,684	24,648	75,679	76,574
Acquisition-related costs	1,961	86	1,961	1,281
Net loss contingency on regulatory matters	—	(51)	—	(21,667)
Restructuring, integration and transformation costs	9,717	7,833	27,026	38,998
Total net adjustments	75,857	61,808	203,341	170,560
Adjusted EBITDA	$82,001	$68,443	$246,110	$163,153
The following table presents our Adjusted EBITDA on a comparative basis:

	Three Months Ended			Nine Months Ended
	September 30, 2024	September 30, 2023	% change	September 30, 2024	September 30, 2023	% change

	(in thousands, except percentages)
Adjusted EBITDA	$82,001	$68,443	20%	$246,110	$163,153	51%
Adjusted EBITDA increased $13.6 million, or 20%, for the three months ended September 30, 2024 compared to the three months ended September 30, 2023, primarily due to higher Contribution ex-TAC partially offset by an increase in operating expenses.
Adjusted EBITDA increased $83.0 million, or 51%, for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023, primarily due to higher Contribution ex-TAC.

Liquidity and Capital Resources
Our cash and cash equivalents and restricted cash at September 30, 2024 were held for working capital and general corporate purposes, which could include acquisitions, and amounted to $284.0 million as of September 30, 2024. The $(127.4) million decrease in cash and cash equivalents, and restricted cash compared to December 31, 2023, primarily resulted from a decrease of $(154.4) million in cash used for financing activities, a decrease of $(59.0) million in cash used for investing activities partially offset by an increase of $88.7 million in cash provided by operating activities over the period. Our policy is to invest any cash in excess of our immediate requirements in investments designed to preserve the principal balance and provide liquidity. Accordingly, our cash and cash equivalents are invested primarily in demand deposit accounts that are currently providing only a minimal return.
As disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, on September 27, 2022, the Company entered into a new five year Revolving Credit Facility (as amended, the "RCF") that allows immediate access to an additional €407.0 million ($455.7 million) of liquidity, which, combined with our cash position, marketable securities and treasury shares as of September 30, 2024, provides total liquidity above $710.8 million. Overall, we believe that our current financial liquidity, combined with our expected cash-flow generation in 2024, enables financial flexibility.
Share buy-back programs
In December 2021, we completed a $100.0 million share repurchase program. In 2022, we completed an additional $136.0 million share repurchase program, and in 2023, we completed an additional $125.0 million share repurchase program. For the nine months ended September 30, 2024, we have repurchased $157.5 million of shares.
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
Operating and Capital Expenditure Requirements
For the nine months ended September 30, 2024 and 2023, our capital expenditures were $(53.2) million and $(94.6) million, respectively. During the nine months ended September 30, 2024, these capital expenditures were mainly comprised of acquisitions of data centers, server equipment, and software development costs. We expect our capital expenditures to remain at around 7% of Contribution ex-TAC for 2024, as we plan to continue to build, reshape and maintain additional data center equipment capacity in all regions and we increase our investments to further develop our Commerce Media Platform.
We currently anticipate that our available funds and cash flow from operations and financing activities will be sufficient to meet our operational cash needs and fund our share repurchase program for at least the next 12 months, and thereafter for the foreseeable future. We continuously evaluate our liquidity and capital resources, including our access to external capital, to ensure we can finance our future capital requirements.
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
Historical Cash Flows
The following table sets forth our cash flows for the three month period ended September 30, 2024 and September 30, 2023:

	Nine Months Ended
	September 30, 2024	September 30, 2023

	(in thousands)
Cash (used for) from operating activities	$88,707	$62,906
Cash (used for) from investing activities	$(58,966)	$(104,199)
Cash (used for) from financing activities	$(154,355)	$(124,858)
Operating Activities
Cash from operating activities was driven by the increased performance of our operations, primarily due to higher Contribution ex-TAC partially offset by an increase in operating expenses. Cash flow from operating activities has typically been generated from changes in our operating assets and liabilities, particularly in the areas of accounts receivable, accounts payable and accrued expenses, adjusted for certain non-cash and non-operating items such as depreciation, amortization and share-based compensation, deferred tax assets and income taxes.
For the nine months ended September 30, 2024, net cash provided by operating activities mostly consisted of net income adjusted for certain non-cash and non-operating items, such as amortization and provision expense of $67.1 million, and equity awards compensation expense of $82.2 million, partially offset by $(90.1) million of changes in working capital. The increase in cash flow from operating activities during the nine months ended September 30, 2024, compared to the same period in 2023, was mainly due to higher net income.
Investing Activities
Our investing activities to date consisted primarily of purchases of servers and other data-center equipment, software development costs, and business acquisitions. For the nine months ended September 30, 2024, net cash used for investing activities was $(59.0) million, primarily driven by purchases of data-center and capitalized software development costs of $(53.2) million, and a $(5.2) million change from the maturity of investments in Marketable Securities.
Cash used for investing activities decreased during the nine months ended September 30, 2024, compared to the same period in 2023, due to lower capital expenditures for our data centers compared to the previous period, and due to proceeds from the sale of a non consolidated investment during the three months ended March 31, 2023.
Financing Activities
For the nine months ended September 30, 2024, net cash used for financing activities was $(154.4) million, due to the repurchasing of shares of $(157.5) million. The increase in cash used for financing activities during the nine months ended September 30, 2024, compared to the same period in 2023, was mostly due to an increase in the amount of shares repurchased.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market Risk
We are mainly exposed to foreign currency exchange rate fluctuations. There have been no material changes to our exposure to market risk during the nine months ended September 30, 2024.

For a description of our foreign exchange risk, please see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - B. Liquidity and Capital Resources" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.
A hypothetical 10% increase or decrease of the Pound Sterling, the Euro, the Japanese yen or the Brazilian real against the U.S. dollar would have impacted the Condensed Consolidated Statements of Income as follows:

	Nine Months Ended
	September 30, 2024		September 30, 2023

	(in thousands)
GBP/USD	+10%	-10%	+10%	-10%
Net income (loss) impact	$383	$(383)	$(244)	$244

	Nine Months Ended
	September 30, 2024		September 30, 2023

	(in thousands)
BRL/USD	+10%	-10%	+10%	-10%
Net income (loss) impact	$217	$(217)	$126	$(126)

	Nine Months Ended
	September 30, 2024		September 30, 2023

	(in thousands)
JPY/USD	+10%	-10%	+10%	-10%
Net income (loss) impact	$2,966	$(2,966)	$832	$(832)

	Nine Months Ended
	September 30, 2024		September 30, 2023

	(in thousands)
EUR/USD	+10%	-10%	+10%	-10%
Net income (loss) impact	$1,959	$(1,959)	$(3,636)	$3,636

Credit Risk and Trade receivables
For a description of our trade receivables, please see "Note 4. Trade Receivables" in the Notes to the Unaudited Condensed Consolidated Financial Statements.

Item 4. Controls and Procedures
Disclosure Controls and Procedures
Based on their evaluation as of September 30, 2024, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective to provide reasonable assurance that (i) the information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and (ii) such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
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
Item 1A. Risk Factors.
You should carefully consider the risks described under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023 and in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2024. These risks and uncertainties are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, also may become important factors that affect us. If any such risks materialize, our business, financial condition and results of operations could be materially harmed and the trading price of our American Depositary Shares could decline. These risks are not exclusive and additional risks and uncertainties that we are unaware of, or that we currently believe are not material, also may become important factors that affect us. There have been no material changes to the Risk Factors described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 and in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2024.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities by the issuer and Affiliated Purchasers
The following table provides certain information with respect to our purchases of our ADSs during the third fiscal quarter of 2024:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs(1)
July 1 to 31, 2024	263,641	$41.03	263,641	$155,484,463
August 1 to 31, 2024	859,838	$47.03	859,838	$115,049,219
September 1 to 30, 2024	83,945	$44.56	83,945	$111,307,372
Total	1,207,424		1,207,424
(1) In February 2024, the board of directors approved an extension of the long-term share repurchase program of up to $150 million of the Company's outstanding American Depositary Shares to a total of $630 million.
(2) Weighted average price paid per share excludes any broker commissions paid.

Item 5. Other Information
Trading Plans
On September 13, 2024, Ryan Damon, the Company's Chief Legal and Transformation Officer, adopted a trading plan to sell up to 51,211 shares of Company stock between December 12, 2024 and May 30, 2025. Mr. Damon's trading plan is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act and the Company's policies regarding insider transactions.

On August 8, 2024, Brian Gleason, the Company's Chief Revenue Officer and President, Retail Media, adopted a trading plan to sell up to 54,720 shares of Company stock between November 8, 2024 and August 8, 2025. Mr. Gleason's trading plan is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act and the Company's policies regarding insider transactions.

During the three months ended September 30, 2024, no other directors or Section 16 officers of the Company adopted or terminated any Rule 10b5-1 trading arrangement or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408 of Regulation S-K.

Item 6. Exhibits
Exhibit Index

Incorporated by Reference
Exhibit	Description	Schedule/ Form	File Number	Exhibit	File Date
10.1	Amended and Restated Executive Employment Agreement, between Criteo Corp. and Brian Gleason, effective as of July 1, 2024
31.1#	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended
31.2#	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended
32.1*	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File, formatted in Inline XBRL and contained in Exhibit 101.
#    Filed herewith.
*    Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CRITEO S.A.
(Registrant)

	By:	/s/ Sarah Glickman
Date: October 30, 2024	Name:	Sarah Glickman
	Title:	Chief Financial Officer
(Principal financial officer and duly authorized signatory)