Form 10-K
period 2024-12-31
Criteo S.A.
filed 2025-02-28
CIK 1576427

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2024
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
          The aggregate market value of voting stock held by non-affiliates of the registrant as of June 28, 2024, the last business day of the registrant's most recently completed second fiscal quarter, was $2,016 million, based on the closing price of the American Depositary Shares as reported by the Nasdaq Global Select Market on such date. Ordinary shares, nominal value €0.025 per share, held by each officer and director and by each person who owns or may be deemed to own 10% or more of the outstanding ordinary shares have been excluded since such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
          As of February 21, 2025, the registrant had 54,343,496 ordinary shares, nominal value €0.025 per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates certain information by reference from the registrant’s proxy statement for the 2025 Annual
Meeting of Shareholders. Such proxy statement will be filed no later than 120 days after the close of the registrant’s fiscal year ended December 31, 2024.
CRITEO S.A.
ANNUAL REPORT ON FORM 10-K
For The Fiscal Year Ended December 31, 2024

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
GAAP. Unless otherwise indicated, the statistical and financial data contained in this Form 10-K are presented as of
December 31, 2024.
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
•The failure by Criteo AI Engine to accurately predict user engagement and the failure to maintain the quality of our client and publisher content could result in significant costs to us, lost revenue and diminished business opportunities.
•Third parties may implement technical restrictions that impede our access to data and revenue opportunities upon which we rely, which could materially impact our business and results of operations.
•We have substantial client concentration in certain markets and solutions, with a limited number of clients accounting for a substantial portion of our revenues in those areas.
•We may not be able to effectively integrate or realize the expected benefits of acquisitions or strategic transactions, which may adversely affect our ability to achieve our growth and business objectives.
•Our international operations and expansion expose us to several risks.
•Regulatory, legislative or self-regulatory developments regarding internet or online matters could adversely affect our ability to conduct our business.
•Our ability to generate revenue depends on our collection of significant amounts of data from various sources, which may be restricted by consumer choice, clients, publishers and retail partners, browsers or other software, changes in technology, and new developments in laws, regulations and industry standards.
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
•Actions of activist shareholders could impact the pursuit of our business strategies and adversely affect our results of operations, financial condition, or share price.
•We may need additional capital in the future to meet our financial obligations and to pursue our business objectives.  Additional capital may not be available on favorable terms, or at all, and may contain restrictions which could compromise our ability to meet our financial obligations and operate and grow our business.
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
•If we fail to maintain an effective system of internal controls, we may be unable to accurately report our financial results or prevent fraud, and investor confidence and the market price of ADSs may be adversely impacted.
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
Business Overview
We are the global Commerce Media company that enables marketers and media owners to drive better commerce outcomes. We leverage commerce data and artificial intelligence ("AI") to connect ecommerce, digital marketing and media monetization to reach consumers throughout their shopping journey. Our vision is to bring richer experiences to every consumer by enabling discovery, innovation, and choice through trusted and impactful advertising.
We enable brands', retailers' and media owners’ growth by providing best-in-class marketing and monetization services and infrastructure on the open Internet, driving approximately $31 billion of commerce outcomes for our customers – in the form of product sales for retailers, brands and marketers and advertising revenues for media owners. We differentiate by delivering the best performing commerce audiences at scale and through the activation of commerce data in a privacy-by-
design way through proprietary AI technology to reach and engage consumers in real time with highly relevant digital advertisements ("ads") based on shared characteristics across all stages of the consumer journey. Our data offers deep insights into consumer intent and purchasing habits.
Our business is grounded on commerce media. As of December 31, 2024, we served approximately 17,000 clients including many of the largest and most sophisticated consumer brands, retailers, commerce companies and media owners in the world. We partner with them to capture user activity on their websites and mobile applications ("apps"), which we define as digital properties, and leverage that data to deliver superior ad performance to help marketers, brands and agencies reach their campaign objectives from top to bottom of the marketing funnel. This includes powering the retail media ecosystem as we enable brands to reach shoppers with relevant ads near the digital point of sale on retailer and marketplace websites while enabling retailers to monetize their ad inventory and add a new, high margin revenue stream.
In each of the last three years, our average client retention rate, as measured on a quarterly basis, was approximately
90%.
Demonstrating the depth and scale of our commerce data, we have exposure to $1 trillion in online sales transactions on our clients' digital properties in the year ended December 31, 2024. Based on this data and other assets, we activated over
$4.3 billion of media spend on behalf of our clients and delivered 2 trillion targeted ads in the year ended December 31,
2024.
We have established our leading market position in commerce media by focusing on three key assets that differentiate us:
actionable commerce data, extensive media access, and world-class predictive AI technology. Our large dataset is uniquely focused on commerce and shoppers, our media access across our broad direct network of media owner partners provides large consumer reach as we see approximately 720 million daily active users, and our purpose-built AI technology activates this data and media to drive multiple commerce outcomes for our customers.
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
1 Source: McKinsey, Magna Global, eMarketer, GroupM

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
We believe the following trends are relevant in assessing our current and future business:
Ecommerce is Booming: According to eMarketer, global retail ecommerce penetration is expected to grow to 23% in
2027, up from 20% in 2024. Ecommerce growth creates more advertising inventory in places where commerce audiences are, and it increases our ability to attract more ad spend. Approximately, 70% of Retail Media ad spend was captured by
Amazon in 2023, while Amazon represents approximately a third of total e-commerce Gross Merchandise Value, or GMV.
Amazon currently has a disproportionate share of Retail Media investments, and this presents a clear opportunity for brands to diversify their budgets across other Retail Media Networks.
First-Party Data Unlocks Huge Potential: Retailers leverage their shoppers’ first-party data to drive advertising revenue.
They are creating media experiences around their content assets utilizing their first-party data to curate and monetize their audiences. First-party data is also increasingly valuable in the absence of third-party identifiers.
Budgets Shift to Retail Media: More ad budgets are shifting to Retail Media because it performs and it scales, and these budgets are coming from multiple sources. Retail Media budgets come from shopper and trade marketing budgets. Brands are taking advantage of this surge in ecommerce and accelerating the shift of their trade marketing budgets to online to address consumers at the digital point of sales, recreating in-store experiences on digital shelves. Retail Media is also benefiting from marketers reallocating brand budgets from TV, radio, and print to digital advertising given its proximity to product sales and its hyper-targeting capabilities using valuable first-party data. Within the digital advertising sector, search and social budgets are moving to Retail Media networks due to their high performance.
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
Addressable Market
Starting with Retail Media, we estimate that our serviceable available market (excluding Amazon and China), or SAM, will reach $42 billion by 2026 and $50 billion in advertising spend by 2027 growing at a 20% CAGR.
When including Amazon and China, the Total Addressable Market, or TAM, for Retail Media is expected to reach $204 billion in advertising spend by 2027.1
Criteo's Commerce Media Platform
Since 2018, and accelerating since 2020, Criteo has deeply transformed itself and is now a multi-solution Commerce
Media Platform provider.
The Criteo Commerce Media Platform directly connects advertisers with retailers and publishers on the open internet. We offer marketer and media owner clients a single platform for first-party data-based marketing and monetization, that provides a holistic suite of solutions, powered by AI technology and activates the world’s largest set of commerce data to predict outcomes and deliver targeted ads throughout the buyer journey, from discovery to purchase.
Our technology is optimized to drive trusted and impactful business outcomes efficiently and effectively for our advertiser, retailer and media owner clients. These include, for example, driving discovery of our clients' brand, products and points of purchase, enabling effective customer acquisition and engagement in their commerce environments and ultimately increasing volume of  product sales, and increasing post sale loyalty and lifetime value.

For media owner and retailer monetization, this includes driving advertising revenue and yield by monetizing their data and audiences with consumer brands both directly and through indirect demand partners.
Our Solutions
On the supply side, we enable media owners to earn more revenue by enriching and activating their first-party data and advertising inventory:
•Commerce Yield is a suite of monetization solutions giving retailers and marketplaces full control to achieve maximum monetization of their digital assets through inventory and data management, packaging, and in-depth insights.
•Commerce Grid is a Commerce Supply Side Platform ("SSP") for media owner data and inventory monetization which powers Commerce Growth and provides commerce media access to the world's leading agencies through the DSP of their choice.
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
•Commerce Growth is a powerful, performance marketing tool used by Direct-to-Consumer brands and their agencies to drive discovery and to acquire and retain high value customers. It includes full-funnel Commerce
Audience targeting. from brand and product discovery in the upper funnel to traffic and customer acquisition in the mid-funnel, and retargeting and retention in the lower funnel. Commerce Audiences leverage our large-scale commerce data and AI-powered audience modelling technology to find shoppers who are likely to respond well to newly discovered brand offers or are already in-market for a given product or service.
•Commerce Go is Criteo’s highly automated and next generation Commerce Growth tool set which allows advertisers to create and launch an outcome-based campaign in five clicks.

Our Segments
Criteo operates as a unified Commerce Media Platform that directly connects advertisers with retailers and publishers on the open internet. In the first quarter of 2024, Criteo changed its segment reporting structure and now reports its business results as two operating and reportable segments: Retail Media and Performance Media.
Retail Media assists retailers in generating high-margin advertising revenues from brands and agencies looking to address multiple marketing goals with strong return on ad spend (ROAS), and to drive sales for themselves, by monetizing their audiences through personalized ads, either on their own digital store (also called "onsite") or on media owner properties on the open Internet (also called "offsite").
Examples of expected business outcomes driven by Retail Media include:
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
On the supply side of Retail media, Criteo's retailer monetization solution suite, Commerce Yield, provides retailers, marketplaces and commerce companies with a complete media tool set. Commerce Yield combines Criteo's former Retail
Media Platform with several solutions derived from recent strategic acquisitions, such as marketplace tactics and formats, and digital-shelf insights to support enterprise-level retail media buys.
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
Performance Media encompasses commerce activation, monetization, and services. Performance Media is available through Commerce Growth to help advertisers achieve their customer acquisition and retention goals. It also includes
Criteo real-time advertising technology and trading infrastructure which delivers advanced media buying, selling, and packaged capabilities for media owners, agencies, performance advertisers, and third-party AdTech platforms.
Examples of potential business outcomes driven by Performance Media address the full funnel of commerce, including:
•Discovery: creating and building brand awareness for a client's existing or new product or service, by targeting relevant high-quality consumer audiences showing intent for that particular product or service and reaching these audiences, for example, through online video ads and through Connected TV channels;
2 Source: eMarketer

•Choice: driving qualified visits from new prospects to our clients points of purchase, by engaging such commerce audiences online (either on the web, in apps or on connected TV), with personalized ads offering products or services tailored to their predicted interest;
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
In Performance Media, our Commerce Audiences solutions are focused on attracting more customers for our marketer clients and growing their existing customer relationships, leveraging our AI engine to engage commerce audiences with the right ad for each opportunity:
•Increase awareness and interest in a brand, product, or services;
•Attract new consumers to an online and/or offline store;
•Generate leads from consumers who are in market for a brand, product or services;
•Get more shoppers and grow sales on an online and/or offline store; and
•Encourage consumers who purchased in the past to make additional purchases.
For Performance Media, we typically purchase inventory programmatically on a CPM basis from our direct publisher partners and Real-Time Bidding (RTB) platforms, through standard terms and conditions for the purchase of advertising inventory. This means that inventory purchased for Performance Media solutions is paid to the publisher irrespective of whether the user engages, in whatever form, with the advertisement delivered on that publisher's digital property. Pursuant to such arrangements, we purchase impressions for users that Criteo recognizes on these publishers' digital properties.
For additional information regarding our segments, refer to Note 4, Segment information, in the Consolidated Financial
Statements in this Form 10-K.
Our Competitive Strengths
Criteo First-Party Media Network
Our First-Party Media Network is a key pillar of our hybrid addressability strategy and represents the combination of our unique data and media assets. It is the powerful output of our network of direct relationships with media owners, including retailers, together with our dataset focused on commerce and shoppers that powers Criteo's First-Party Media Network.
Our First-Party Media Network enables consented data to interoperate across marketers and, media owners to engage addressable consumers on a one-to-one basis. It also helps to predict how commerce audiences behave and how ads will perform and convert in the same way. We believe that the amount of addressability data we operate in environments that are deprived of third-party signals will allow us to remain effective at private, safe consumer engagement, to drive the best outcomes for our clients and to capture increasingly more advertising budgets.
Our data assets include privacy-safe insights derived from our clients' proprietary commerce data about their own consumers, such as transaction activity on their digital properties, giving us exposure to $1 trillion in online sales on a combined basis in 2024, representing approximately a third of the global retail ecommerce sales excluding China2, or $2.6 billion worth of transactions per day on average.

Through direct integration with our clients' digital properties and back-end systems, we obtain large volumes of consented first-party data, expressed consumer shopping intent and engagement, and transactional data at individual product or service levels, which do not rely on cross-site tracking technologies, such as third-party cookies. The information we collect is anonymized and does not enable us to personally identify any individual consumer.
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
Most of our clients typically provide real-time access to the products or services a visitor has viewed, researched, added to their shopping cart, or bought from them, and continuously receive updated information on over 4.5 billion products or services across 3,700 product categories, including pricing, images and descriptions. Many of our clients also provide us with their customers' purchase history data in formats that preserve privacy.
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
Many of our direct publisher partners have granted us preferred access to portions of their inventory because of our ability to effectively monetize that inventory. For example, within Retail Media, we access inventory and first-party data from ecommerce sites that are generally not available to traditional advertising demand. We believe this inventory and data from ecommerce retailers is particularly valuable for consumer brands looking to advertise their products in a multi-brand retail environment.
We take a variety of brand safety measures to ensure that the brand equity of our clients is preserved at all possible times.
These measures include determining that each publisher's inventory meets our content requirements and those of our clients to ensure that their ads are not shown in inappropriate content categories, such as, for example, adult, violence, harassment or hate speech.

In addition, we are an active member of the Coalition for Better Ads, supported by Google, and are compliant with their recommendations for user-friendly advertising formats. Criteo's AI powered contextual analysis engine is also integrated with DoubleVerify IQ Advanced Solutions, a solution providing page-level pre-bid classification to clients across 26 standard brand safety categories. In recognition of our efforts to combat fraud and ensure a brand safe digital ecosystem for our advertisers, Criteo has been independently certified by the Trustworthy Accountability Group for the Certification
Against Fraud and the Brand Safety Certification.
AI at Scale
AI is core to continuously optimizing the performance of our solutions in ways that deliver effective advertising and highly personalized experiences to consumers and thereby to enable superior outcomes for our clients and partners. AI is also key to driving operational efficiency across our business.
The Criteo AI Lab
The Criteo AI Lab was established in 2018 and is pioneering AI innovation with 140 engineers, researchers and data scientists who closely collaborate to deploy AI at scale through the Criteo AI Engine, and advance new AI technologies.
The Criteo AI Lab is recognized as a center of scientific excellence for its research on Deep Learning, Generative AI, Game theory AI, Information Retrieval and Privacy Preserving Machine Learning.
The Criteo AI Engine
The Criteo AI Engine is our proprietary software and hardware highly scalable AI infrastructure. It leverages Criteo's data, with the goal of maximizing consumer engagement to drive impactful business outcomes for clients through the delivery of highly relevant and personalized ads in real time. A combination of deep machine learning and Generative AI models power the Criteo AI Engine to optimize each and every touch point on the advertising journey, all the way from media planning to shopper conversion.
Lookalikes finder models create and activate audiences built out of shopping insights derived from Criteo unique shopper data. These models enable interference and predictions across user, contextual and product data and support Commerce
Audience campaigns to drive new prospects to consider brands, products or services with which they have not yet engaged in the past.
Recommendation models build on top of our award winning Deep KNN (Deep K-Nearest Neighbour) technology, to determine the specific products or services to include in the ad, based on shopper or shopper lookalikes past interactions and media content. Deep KNN is Criteo's proprietary Vector Database technology that processes billions of products from our client product feeds.
Dynamic Creative Optimization+ (DCO+) models optimize banners layout in real time, on a per impression, per user basis. Our patented Dynamic Creative Optimization+ technology offers unlimited personalization, generates and scores trillions of different ad variations without the need to define ad sizes or layouts upfront, while always maintaining the
consistency of our clients' brand image.   We work to build the next generation of DCO by blending our proprietary models with Generative AI models in order to create exceptional advertising experiences for our clients’ consumers.
Predictive bidding models compute the fair price for each potential ad to show. It does so by predicting a user’s engagement with a given ad, while optimizing toward client campaign objectives. User engagement may range from site visits, clicks, conversions, shopping basket value, specific product categories purchased, or even the gross margin of the purchased product or service that our client generates from such purchase.
Sponsored Product placement models combine recommendation and predictive bidding algorithms to determine which sponsored products to show on our Retail Media client search result pages, in response to a user’s search queries. As those queries become multimodal, we are improving our sponsored product placement relevancy models accordingly, enabling them to take as input plain sentences or images. Those modelling major advances are anticipated to unlock a range of opportunities for marketers, who will be able to reach their consumers more broadly, including offline and online conversational touchpoints (eg: chatbots).

While planning and forecasting algorithms enable our clients and partners to fine tune their advertising campaigns to their objectives, Generative AI unlocks automation of creative editing flow in Criteo GO!. We are significantly investing into deploying Generative AI in our solutions to maximize marketer's efficiency while enabling creativity.
Our robust software infrastructure allows us to operate seamlessly at a large scale through our network of approximately 36,500 servers as of the end of 2024. The architecture and processing capabilities of this technology have been designed to match the massive computational needs and complexity of our algorithms in real time. This technology enables data synchronization, storage and analysis across a large-scale distributed computing infrastructure in multiple geographies, as well as fast data collection and retrieval using multi-layered caching infrastructure. We continue to modernize and transform our data centers infrastructure and architecture, ensuring that we remain at the forefront of evolving AI models, including generational AI, and expect that we will likely add additional capabilities, including high-
density GPU servers, to work alongside our existing CPU servers, in coming years. We also expect to invest in liquid cooling technologies in our data centers.
Our Experimentation platform enables our Research & Development team to continuously tune our Criteo AI Engine via experimentation and A/B tests. For example, in 2024, we performed about 1,370 online A/B tests and over 100,000 offline experiments and tests. We use an online/offline testing platform to improve the capabilities and effectiveness of our prediction models by measuring the correlation of specific parameters with user engagement, usually measured by consumer visits, clicks and conversions, typically in the form of sales.
Privacy-by-design approach. We have long established and adopted Privacy-by-design as a central element of our technology and product design and development cycles, with a strong commitment to ensuring best practices in privacy, security and safety for consumers and our marketer and media owner customers. Since 2013, we have had a designated
Data Privacy Officer along with a team of privacy experts. These experts are part of our R&D and Product organizations and consider all facets of user privacy for the design of any new technology, solution or feature of the Commerce Media
Platform. They also perform ongoing Privacy Impact Assessments to monitor potential risks during the product lifecycle and proactively mitigate those risks. The Data Privacy team delivers company-wide privacy training, enforces our privacy policies and is integral to ensuring that we build the best solutions and services. We regularly review and document our internal privacy policies, amend existing policies as necessary and enforce these policies with our clients, media owner partners and vendors.
Retail Media. Our Retail Media value proposition is unique in the market today. Our offering empowers brands and agencies to find valuable audiences on retailer sites using on-site sponsored and display ads but also extend these audiences off-site, across open internet inventory with unified reporting and closed-loop measurement, including product-
level sales attribution. We enable brands, agencies, and multiple retailers to buy and sell retail media using a common platform, thus benefiting from meaningful network effects due to our unique position as the technology supporting a multi-
retailer ecosystem, whereas most competitors in the retail media space focus on supporting siloed retailer walled gardens.
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
Our Retail Media vision is powered by a unique flywheel. Securing retailers has been a strategic priority to attract brands that want to advertise on multiple retailer sites. As brand demand grows, more retailers will seek access to that demand to increase their revenue from ads. Brands get access to retailers’ unique inventory and first-party data, enabling them to reach relevant audiences and sell more products with closed-loop measurement. This benefits both brands and retailers by reaching more shoppers. Brands gain insights into shopper behavior and ad performance allowing them to offer personalized recommendations and improve ad results. Through this dynamic, retailers enhance the user experience, leading to higher sales and greater customer loyalty.
Both our unique inventory access and increasingly deep technical integrations with other advertising technology and reporting platforms provide defensible relationships with brands and agencies. For example, our API partner program embeds our technology into ad platforms that brands and agencies already use to buy search, social, and other large platforms' ad inventory.

Superior Insights and Measurement. We believe we have superior capabilities for Commerce Insights and measurement. Our technology provides our clients with the unique ability to measure against product sales at the product
SKU level. For example, our commerce insights can bring together organic shopping data with paid media metrics for brands. In 2024, we achieved our first MRC accreditation for Retail Media measurement, a significant milestone in unifying the ecosystem.
Scaled Global Presence. We do business in 108 countries and have a direct operating presence through 23 offices in 16 countries. We have achieved this global presence by replicating and scaling our effective business model across all geographic markets. Large businesses are increasingly seeking global advertising partners able to provide comprehensive offerings that are effective across multiple geographies. We believe we can meet this demand by leveraging our scalable AI technology and global network of relationships and are well positioned to serve our clients in virtually every market in which they seek to drive trusted, impactful and measurable business results and commerce outcomes.
Strong Financial Model. Our profitable, cash-generative financial model allows us to invest for growth while maintaining healthy profitability. Our company has a sustainable, robust profitability margin. In addition, we manage our expense base in a disciplined way, and we drive operating leverage from scaling and transitioning to more self-service solutions over time, as well as optimizing our business processes.
Our Business & Growth Opportunities
We have successfully implemented our Commerce Media Platform vision, positioning the company at the forefront of industry transformation and enabling us to capitalize on emerging trends in digital advertising. Our mission is to empower the world's marketers and media owners to build full-funnel strategies, more efficiently, targeting Commerce Audiences with multi-channel reach, AI-driven optimization and seamless first-party data integration to enhance personalization and improve performance. Our vision is to bring richer experiences to every consumer by supporting a fair and open internet that enables discovery, innovation, and choice.
Our overarching priority is to drive sustainable and profitable growth for our business. This involves investing in the fast-
growing ecommerce space and broadening our value proposition to cover all commerce media marketing goals as part of our Commerce Media Platform driving measurable business outcomes to our marketer and media owner clients.
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
•Strategics – In 2024, our partnership with Google continued to expand with Google's DV360 leveraging Criteo’s
Commerce Audiences to power advertiser campaigns. Furthermore, our strategic collaboration with Microsoft as their 'preferred onsite partner' for Retail Media and the design of our demand integration with Microsoft Advertising underscores Criteo's leadership, innovation and scale in this rapidly evolving space.
•Retail Media - We continue to operate the world's largest independent Retail Media API program, connecting with
13 buying partners and integrating with leading order management systems, including Salesforce.
•Retailer Data – A key focus has been to enable interoperability of retailer data across our platform. We recently announced an example of this with Boots, a UK retailer, demonstrating over a 20% uplift for their advertiser using this new data service.
•Performance Media - We are exploring the impact of Buy Now Pay Later (BNPL) features in our ads to boost consumer engagement and conversion rates, showcasing our commitment to innovating at the intersection of fintech and advertising to deliver value for advertisers and consumers.
•Resellers – We are always seeking efficiencies and expanded our reseller program to include Turkey and Latin
American markets (excluding Brazil) in addition to Africa and targeted countries in Eastern Europe and APAC.
•Addressability- Criteo continues to develop its partnership base with ID partners that allow us to target incremental inventory using privacy compliant and consent based solutions in the US and Japan.
3 In the first quarter of 2023, we streamlined our client count methodology which is now based on unique billing accounts while the previous methodology included clients from whom Criteo has received a signed contract or an insertion order during the previous 12 months. The new methodology led to the consolidation of some client accounts but does not change the underlying activity or the overall trends.

•1P Data - We have nearly 40 data platform and customer engagement platform partnerships enabling the activation of first-party audiences across Performance Media and Retail Media.
We continue to have an active M&A pipeline, with a critical assessment on technologies and businesses that have the potential to accelerate our Commerce Media Platform strategy by enhancing, complementing or expanding our strategic capabilities, primarily through technology and broadening our Commerce Media capabilities across all channels.
Key criteria for acquisitions include demonstrated revenue growth, ability to create synergies with our existing platform or customers, and ease of integration. We believe our entrepreneurial culture, growth opportunities, global scale, financial profile, strong brand and market position enable us to be an attractive acquirer.
We intend to continue to invest in growing our business, while driving productivity and efficiency gains through organization simplification and operational excellence across the company and maintaining healthy profitability. We believe these investments will feed the long-term sustainable growth of Criteo. Driving operational excellence through the company to self-fund for our investments involves increasing automation and the scalability of our operations. We also leverage cutting-
edge technology to streamline processes and enhance operational efficiency.
Infrastructure
Our ability to execute depends on our highly sophisticated global technology software and hardware infrastructure. As of
December 31, 2024, we manage our global infrastructure of servers through a global network of data centers. Our global infrastructure is divided into three geographic areas: Americas, Asia-Pacific and EMEA, and our services are delivered through one or more data centers that support each particular area. Within large areas, the data centers are strategically placed to be close to our clients, publishers and users.
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
Our Clients
On the demand side for commerce media activation, our diversified client base consists of more than 3,500 established brands and agencies, and more than 13,500 performance marketers, primarily in the retail, travel and classifieds verticals, and including some of the largest and most sophisticated commerce companies in the world.
On the supply side for commerce media monetization, we power the Retail Media Networks of approximately 225 retailers, as media owners. We also partner with approximately 75% of the top 100 ComScore publishers in our largest markets.
As of December 31, 2024, we had a total of approximately 17,000 clients.3 In 2024, approximately 40% of our client relationships were held directly with the client and the remaining 60% with advertising agencies or other third-parties on the
Performance Media side of the business, whereas 30% of our Retail Media revenue comes from agencies.
In 2024 and 2023, our largest client represented 4.6% and 2.1% of our revenue, respectively, and in 2024 and 2023, our largest 10 clients represented 17.1% and 12.3% of our revenue in the aggregate, respectively.

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
Research and Development
We invest substantial resources in research and development to maintain our leading position in Commerce Media. Aside from the walled garden platforms, we have one of the largest R&D teams in the AdTech industry and our Criteo AI Lab pioneering innovations in computational advertising. Our engineering group is primarily located in research and development centers in France, the U.S., Canada, Cyprus, Germany, and Armenia. We expect to continue to expand our technological capabilities in the future and to invest significantly in continued research and development and new solutions.
We had 1,104 employees primarily engaged in Research and Development and Product as of December 31, 2024.
Research and development expenses, including expenses related to the Product group, totaled $279.3 million,
$242.3 million and $187.6 million for 2024, 2023 and 2022, respectively.
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
As of December 31, 2024, we held 33 patents issued by the U.S. Patent and Trademark Office and various foreign counterparts, and had filed three non-provisional patent applications in the U.S. and Europe. We also own and use registered and unregistered trademarks on or in connection with our products and services in numerous jurisdictions. In addition, we have also registered numerous internet domain names.
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
Other states in the U.S. are quickly adopting state enacted privacy laws. Currently, a total of 20 states in the U.S. have passed consumer and privacy laws . Of those 20, eight state's laws are currently effective. Some of these consumer and privacy laws differ slightly from the CCPA and CPRA leading to a varied and complex regulatory landscape, which could result in material costs.
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
For additional information regarding the investigation into the Company's compliance with GDPR, please refer to Note 20,
Commitments and Contingencies, in our audited consolidated financial statements included elsewhere in this Form 10-K.
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
Criteo became one of the first companies to broadly include an "Ad Choices" link in all the advertisements we deliver, which gives users access to clear, transparent, detailed and user-friendly information about personalized advertisements and the data practices associated with the advertisements they receive. In addition, we provide consumers with notice about our use of cookies and our collection and use of data in connection with the delivery of targeted advertising as well as an easy-to-use and easy-to-access mechanism to control their advertising experience and withdraw consent or opt out of receiving targeted advertisements we deliver.
We believe that this transparent consumer-centric approach to privacy empowers consumers to make better-informed decisions about our use of their data. We also require our clients and publisher and retailer partners to provide information to consumers about our collection and use of data relating to the advertisements we deliver and monitor.
Content Control and Brand Safety
Criteo strives to maintain a trusted advertising ecosystem aligned with the marketing goals and the brand requirements of our marketers and media owners alike. We have rigorous supply partner guidelines in place, and we take a large variety of internal and external brand safety measures to ensure that the brand equity of our clients is protected.  These measures include our partnership with industry recognized and MRC-accredited services from DoubleVerify.
To protect our clients against invalid traffic ("IVT"), we have built advanced engine detection and filtration systems that will discard invalid bid requests, impressions and clicks, and we do not bill advertisers for the invalid traffic. We also leverage industry compliant blocklists from the Interactive Advertising Bureau, and Trustworthy Action Group ("TAG") to filter out known sources of IVT and we partner with industry recognized and MRC-accredited service Double Verify to supplement our pre-bid and post-bid detection and filtration capabilities of IVT.
We are recognized for trust & safety and have been certified by the Trustworthy Accountability Group for Certification
Against Fraud, Brand Safety Certification and Certification Against Malware through independent audits and for
Certification For Transparency for our Commerce Grid platform. Due to this level of certification, we are part of the selected group of companies that have been granted the Platinum Seal by TAG.
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

Competition
We compete in the commerce media market and in the broader market for digital marketing and media monetization, primarily through Display Advertising. Our market is complex, rapidly evolving, highly competitive, still fragmented and yet rapidly consolidating. We face significant competition in this market, which we expect to intensify in the future, partially as a result of potential new entrants in our market, including but not limited to large well-established internet publishers and players, in particular as we continue to expand the breadth of the Criteo Commerce Media Platform. We currently compete with large, well-established companies, such as Amazon, Meta Platforms, Google, and Microsoft, pure play Demand-Side
Platforms ("DSPs"), such as The Trade Desk, pure play Supply-Side Platforms (“SSPs”) such as Magnite or PubMatic, and pure play retail SSPs such as Publicis' CitrusAd, that focus on monetizing retailers' media, as well as smaller, privately held companies. Potential competition could emerge from large enterprise marketing platforms, like Adobe Systems Inc.
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
As of December 31, 2024, we had 3,507 employees. Our employees employed by French entities (970 employees) are covered by a collective bargaining agreement and are represented by employees through a Social and Economic
Committee (Work Council) affiliated to a trade union. As part of the Social and Economic Committee, five sub-committees have been appointed: Health & Safety Committee, Economic Committee, Gender Equality Committee, Training Committee
and a Housing Committee. We consider labor relations to be good and have not experienced any work stoppages, slowdowns or other serious labor problems that have materially impeded our business operations.
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
Additionally, we strive to provide exceptional training opportunities and development programs for our employees. In 2024, approximately 25,000 training hours were delivered to our employees. To assess and improve employee retention and engagement, we periodically survey employees, and take action to address areas of employee concern. In 2024, we carried out 4 employee surveys, soliciting feedback on a wide range of topics including well-being, flexibility, and inclusion.

Culture
As a global technology company, we believe that a diverse and inclusive culture is the cornerstone for driving creative collaboration and sustainable growth. We are proud that our employees can be themselves at work and we value a broad range of perspectives in the workforce. We are committed to building on our culture and collaborative work environment through how we hire, develop, reward, and retain all talent at Criteo. Our efforts to foster a positive culture and a diverse and inclusive workplace are led by a dedicated leadership team who coordinate through the business and leverage our employee resource groups to encourage community, engagement and networking for all employees.
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
Total Rewards
We are focused on offering competitive compensation and comprehensive benefit packages designed to meet the needs of our employees and reward their efforts and contributions. We seek coherence and fairness in total compensation with reference to external market comparisons, internal equity, and the relationship between management and non-
management compensation. Our total compensation packages include base pay, performance-based incentives, long-term incentives such as equity awards, retirement plans, healthcare and other insurance benefits, paid time off, paid family leave, employee assistance and well-being programs among many others.
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
The SEC maintains a website (www.sec.gov) that contains reports, proxy and information statements and other information regarding registrants, such as Criteo, that file electronically with the SEC. With respect to references made in this Form 10-
K to any contract or other document of Criteo, such references are not necessarily complete and you should refer to the exhibits attached or incorporated by reference to this Form 10-K for copies of the actual contract or document.

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
While we have a track record of addressing broader marketing and monetization goals, including customer acquisition and brand awareness, we continue to invest substantial resources to adapt our model, pricing and organization to expand into new advertising channels. If we are not successful in continuing to improve and adapt our solutions along broader marketing goals, our results of operations could be adversely affected. Furthermore, we believe that the importance of brand recognition will increase as competition in our market increases.
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
Certain internet and technology companies may have the power and capital to significantly change the very nature of the digital advertising marketplaces in ways that could materially disadvantage us. Some of these companies could leverage their positions to make changes to their web browsers, mobile operating systems, platforms, exchanges, networks or other solutions or services that could be significantly harmful to our business and results of operations. Some of these companies also have significantly larger resources and capital than we do, and in many cases have advantageous competitive positions in popular products and services such as Amazon Advertising, Google Search, YouTube, Chrome,
Meta Platforms, and Apple Search Ads, which they can use to their advantage. Furthermore, our competitors have invested substantial resources and capital in innovation, which could lead to technological advancements that change the competitive dynamics of our business in ways that we may not be able to predict.
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
Our business has recently undergone, and continues to undergo, a significant transformation, partially in response to major changes in the advertising technology industry driven by, but not limited to, regulations such as GDPR and restrictions on data collection and use, including those implemented by large technology companies. The components of our transformation include diversification of our services as we rely less on third-party signals, focus on growth and investment, and certain organization adjustments and cost optimization opportunities. Our future performance and growth depend on the success of this transformation and our new business strategies, including our management team’s ability to successfully implement them.
Our ongoing transformation has resulted, and may continue to result, in changes to business priorities and operations, capital allocation priorities, operational and organizational structure, and increased demands on management. Such changes could result in short-term and one-time costs, lost clients, reduced sales volume, higher than expected restructuring costs, productivity or retention issues, business disruption, and other negative impacts on our business.
As we continue to transform our business, we may not realize the anticipated benefits or the realization of such benefits may be delayed. The failure to realize benefits or savings, which may be due to our inability to execute plans, delays in the implementation of continued transformation and growth and our product roadmap, global or local economic conditions, competition, changes in the advertising technology industry and the other risks described herein, could have a material adverse effect on our business, financial condition and results of operations, as well as the trading price of our securities.
The failure by Criteo AI Engine to accurately predict user engagement and the failure to maintain the quality of our client and publisher content could result in significant costs to us, lost revenue and diminished business opportunities.
The effective delivery of certain of our digital advertising solutions relies in part on the ability of Criteo AI Engine to predict the likelihood that a consumer will engage with any given internet display advertisement with a sufficient degree of accuracy so that our clients can achieve desirable returns on their advertising spend. Although we have evolved our pricing models alongside our broader suite of solutions, a large part of our revenue continues to be generated through click or impression based pricing models or an equivalent, such that our clients only pay us when a user engages with the advertisement, usually by clicking on it.
Many of our agreements with clients do not include a spending minimum. Similarly, our contracts with publishers generally do not include long-term obligations requiring them to make their inventory available to us over long periods of time.
Therefore, we need to continuously deliver satisfactory results for our clients and publishers to maintain and increase revenue, which depends partly on the optimal functioning of Criteo AI Engine.
In addition, we have seen significant growth in the amount and complexity of data processed by Criteo AI Engine and the number of advertising impressions we deliver. As the amount of data and number of variables processed by Criteo AI
Engine increase, and the calculations that the algorithms must compute become increasingly complex, the risk of errors in the type of data collected, stored, generated or accessed also increases.

Our client’s satisfaction also depends on our ability to keep advertisements from being placed in unlawful or inappropriate content, or content that is not permitted under the terms of the applicable agreements with clients. While this depends in part on the optimal functioning of the Criteo AI Engine, as more of our clients use our self-service tools with less intervention by us, it could become more challenging to train and support such clients to use such tools and to prevent inappropriate or unlawful advertisements from being shown. Consistent with the nature of all technology companies, fraudulent or malicious activity, including non-human traffic, could also impair the proper functioning of Criteo AI Engine.
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
If we were to experience significant errors, defects, or fraudulent or malicious activity in Criteo AI Engine, our solution could be impaired or stop working altogether, which could significantly impair our ability to purchase any advertising inventory and generate any revenue until the errors, defects or fraudulent or malicious activity were detected and corrected. If we are unable to keep our clients’ advertisements from being placed in unlawful or inappropriate content, our reputation and business may suffer. Other negative consequences from experiencing such issues could include:
• a loss of clients and publishers or a decrease in inventory purchased by clients;
• fewer consumer visits to our client websites or mobile applications;
• faulty inventory purchase decisions, resulting in lower profitability per impression, up to and including negative margins, for which we may need to bear the cost;
• lower return on advertising spend for our clients;
• lower price for the advertising inventory we can offer to publishers;
• delivery of less relevant or irrelevant advertisements, resulting in lower click-through or conversion rates;
• being blocked by internet service providers or regulators;
• refusals to pay, demands for refunds, loss of confidence, termination of campaigns or withdrawal of future business and potential liability for damages or regulatory inquiries or lawsuits; and
• negative publicity or harm to our reputation.
As a result, the failure by Criteo AI Engine to accurately predict engagement of users and the failure to maintain the quality of our client and publisher content could result in significant costs, lost revenue and diminished business opportunities.
Third parties may implement technical restrictions that impede our access to data and revenue opportunities upon which we rely, which could materially impact our business and results of operations.
A substantial portion of the data we rely on comes from our publisher and retailer partners and other third parties, including advertising exchange platforms (including supply-side platforms, or “SSPs”, such as Google’s Ad Manager) and retailers. Similarly, we rely on our publisher and retailer partners, and such other third parties for opportunities to serve advertisements through which we generate our revenue. Our ability to successfully leverage such data and successfully generate revenue from such opportunities could be impacted by restrictions imposed by or on our publisher and retailer partners or other third parties, including restrictions on our ability to use or read cookies or other tracking features or our ability to use real-time bidding networks or other bidding networks.
For example, our publishers and retailer partners are responsible under European regulation, such as the GDPR, the E-
Privacy Directive (each as defined below) and other new government restrictions, for gathering necessary user consents and indicating to SSPs that Criteo has been approved by the applicable users. As part of their efforts to comply with their understanding of the requirements of European regulation, certain SSPs have required actions from publishers and retailer partners with respect to such consents that appear stricter than regulations require. Similarly, SSPs and other relevant third parties may take similar actions in response to any new legislation or regulatory developments or interpretations in the future, in response to perceived user preferences, or for other reasons.
If third parties on which we rely for data or opportunities to serve advertisements impose similar restrictions or are not able to comply with restrictions imposed by other ecosystem participants, we may lose the ability to access data, bid on opportunities, or purchase digital ad space, which could have a substantial impact on our revenue.

We have substantial client concentration in certain markets and solutions, with a limited number of clients accounting for a substantial portion of our revenues in those areas.
Although our overall customer base is well-diversified, with our largest 10 clients representing 17.1% of our revenue in the aggregate in 2024, in certain of our markets and solutions we derive a substantial portion of revenues from a limited number of clients. We cannot predict the future level of demand for our services and products generated by these clients, and revenues from these clients may fluctuate. Further, some of our contracts with these clients may permit them to terminate or reduce use of our products at any time (subject to notice and certain other provisions). If we fail to retain any of these clients or any of these clients terminate or reduce use of our products, if not replaced by new clients and an increase in business from existing clients, our revenues within certain markets or solutions may be negatively impacted.
We may not be able to effectively integrate or realize the expected benefits of acquisitions or strategic transactions, which may adversely affect our ability to achieve our growth and business objectives.
We explore, on an ongoing basis, potential acquisitions of additional businesses, products, solutions, technologies or teams, and other potential strategic transactions, including investments and partnerships. If we pursue any such strategic transaction, we may not be successful in negotiating the terms and/or financing of the transaction, and our due diligence may fail to identify all of the problems, contingencies, liabilities or other shortcomings or challenges of the relevant market, business, product, solution or technology.
Any strategic transaction may require us to use significant amounts of cash, incur debt, issue potentially dilutive equity securities or incur contingent liabilities or amortization of expenses, or impairment of goodwill and/or purchased long-lived assets, and restructuring charges, any of which could harm our financial condition or results. The Company has incurred and will incur significant transaction and acquisition-related costs in connection with its acquisitions or other transactions, including legal, accounting, financial advisory, regulatory and other expenses. The payment of such transaction costs could adversely effect our financial condition, results of operations or cash flows. In addition, the anticipated benefits of any acquisition or investment may not be realized, and we may be exposed to unknown risks, which could adversely affect our business, financial condition or operating results, including risks arising from:
• difficulties in integrating the operations, technologies, services and personnel of acquired businesses, especially if those businesses operate outside of our core competency and across different geographies;
• ineffectiveness, lack of scalability, or incompatibility of acquired technologies or services;
• unforeseen cybersecurity issues or flaws in acquired technologies or the integration thereof;
• loss of key employees of acquired businesses;
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
As of December 31, 2024, we had a direct operating presence in 23 offices and shared workplaces located in 16 countries and did business in 108 countries. Our current global operations and future initiatives involve a variety of risks, including:
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
• compliance with (and liability for failure to comply with) applicable local laws and regulations, including, among other things, laws and regulations with respect to data protection and user privacy, data use, tax and withholding, labor regulations, anti-corruption, environment, consumer protection, economic sanctions, public health crises
(including the outbreak of contagious disease and pandemics), spam and content, and AI, which laws and regulations may be inconsistent across jurisdictions;
•intensity of local competition for digital advertising budgets and internet advertising inventory;

• changes in a specific country’s or region’s political or economic conditions, including through elections;
•risks related to tariffs and trade barriers, pricing structure, payment and currency, including aligning our pricing model and payment terms with local norms, higher levels of credit risk and payment fraud, difficulties in invoicing and collecting in foreign currencies and associated foreign currency exposure, restrictions on foreign ownership and investments, and difficulties in repatriating or transferring funds from or converting currencies; and
• limited or unfavorable intellectual property (“IP”) protection;
Additionally, operating in international markets also requires significant management attention and financial and legal resources. We cannot be certain that the investment and additional resources required in establishing operations in other countries will produce desired levels of revenue or profitability.
Because Criteo S.A.'s functional currency is the euro, while Criteo S.A.'s reporting currency is the U.S. dollar, we face exposure to fluctuations in foreign currency exchange rates. Foreign currency exchange risk exposure also arises from intra-company transactions and financing with subsidiaries that have a functional currency different than the euro.
While we are engaging in hedging transactions to minimize the impact of uncertainty in future exchange rates on intra-
company transactions and financing, we may not hedge all of our foreign currency exchange rate risk. In addition, hedging transactions carry their own risks and costs, and could expose us to additional risks that could harm our financial condition and operating results.
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
In the European Union (“EU”), the two main pillars of the data protection legal framework are the Directive on Privacy and
Electronic Communications (“E-Privacy Directive”) and the General Data Protection Regulation (“GDPR”). The E-Privacy
Directive directs EU member states to ensure that accessing information on an Internet user’s computer, such as through a cookie and other similar technologies, is allowed only if the Internet user has been informed about such access and given consent. The Court of Justice of the EU clarified that such consent must be reflected by an affirmative act of the user in line with the requirements applicable to consent under GDPR. These developments result in ending reliance on implied consent mechanisms used to meet requirements of the E-Privacy Directive in some markets. The European Data
Protection Board has also published guidelines further restricting its interpretation of the technical scope of the E-Privacy
Directive, increasingly limiting our possibility to rely on certain tracking technologies such as racking links and URL.
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

In 2018, the State of California adopted the California Consumer Privacy Act of 2018 (the “CCPA”), which went into effect on January 1, 2020, and requires covered companies to, among other things, provide new disclosures to California consumers and afford such consumers new abilities to opt out of the sale of their personal information. In November 2020, voters in California passed the California Privacy Rights Act (“CPRA”), which both amends and expands the scope of the
CCPA. The CPRA, which became effective on January 1, 2023, created additional privacy rights and protections for
California consumers with respect to their personal information and additional obligations on businesses.
We cannot predict the full effect of these laws and regulations on our business, but adapting our business to comply with them could involve substantial resources and expense, and may cause us to divert resources from other aspects of our business, all of which may adversely affect our business.
In addition, other states in the U.S. are quickly adopting state enacted privacy laws. Currently, a total of 20 states in the
U.S have passed consumer and privacy laws. Of those 20, eight state’s laws are currently effective.
Some of these consumer and privacy laws differ slightly from the CCPA and CPRA leading to a varied and complex regulatory landscape, which could result in material costs.
Clarifications of and changes to these existing and proposed laws, regulations, judicial interpretations and industry standards can be costly to comply with, and sometimes contradictory, and we may be unable to pass along those costs to our clients in the form of increased fees, which may negatively affect our operating results.
Such changes can also delay or impede the development of new solutions, result in negative publicity and reputational harm, require significant management time and attention, increase our risk of non-compliance and subject us to claims or other remedies, including fines or demands that we modify or cease existing business practices. Additionally, any perception of our practices or solutions as an invasion of privacy, whether such practices or solutions are consistent with current or future regulations and industry practices, may subject us to public criticism, private class actions, reputational harm or claims by regulators, which could disrupt our business and expose us to increased liability. Finally, our legal and financial exposure often depends in part on our clients’, publisher and retailer partners’ or other third parties' adherence to and compliance with privacy laws and regulations and their use of our services in ways consistent with users’
expectations. If our clients or publisher and retail partners fail to adhere to our contracts in this regard, or a court or governmental agency determines that we have not adequately, accurately or completely described our own solutions, services and data collection, use and sharing practices in our own disclosures to consumers, then we and our clients and publisher and retailer partners may be subject to potentially adverse publicity, damages and investigation or other regulatory activity in connection with our privacy practices or those of our clients.
Additionally, legislative and regulatory action is emerging in the areas of artificial intelligence (“AI”), which, given our long history developing using and innovating through AI with the Criteo AI Engine, could increase costs or restrict opportunity.
Compliance with existing, expanding, or new laws and regulations regarding AI or use of data to train AI, including the EU
AI Act adopted on July 12, 2024 and other data protection laws, may involve significant costs or require changes in products or business practices that could adversely affect our results of operations. Additionally, our ability to innovate may be affected if we are unable to access foundation models and general- purpose AI in the same manner as our non-
EU competitors.
Our ability to generate revenue depends on our collection of significant amounts of data from various sources, which may be restricted by consumer choice, clients, publishers and retailer partners, browsers or other software, changes in technology, and new developments in laws, regulations and industry standards.
Our ability to optimize the delivery of internet advertisements for our clients depends on our ability to successfully leverage data, including data that we collect from our clients, data we receive from our publisher partners, retailers and third parties, and data from our own operating history. Using cookies and other tracking technologies, such as hashed emails, hashed customer log-ins, hashed mobile phone numbers or mobile advertising identifiers, we collect information about the interactions of users with our clients’ and publisher and retailer partners’ digital properties (including, for example, information about the placement of advertisements and users’ shopping or other interactions with our clients’ websites or advertisements). Our ability to successfully leverage such data depends on our continued ability to access and use such data, which could be restricted by a number of factors, including consumer choices, restrictions imposed by counterparties
(such as clients, supply sources and publisher and retailer partners, who may also compete with us for advertising spend and inventory), web browser developers or other software developers, changes in technology, including changes in web browser technology, increased visibility of consent or “do not track” mechanisms or “ad-blocking” software, the emergence of new opt-out signals such as “Global Privacy Control” and “Global Privacy Platform”, and new developments in, or new interpretations of, laws, regulations and industry standards. These types of restrictions could materially impair the results of our operations.

Web browser developers, such as Apple, Mozilla Foundation, Microsoft or Google, have implemented or may implement changes in browser or device functionality that impair our ability to understand the preferences of consumers, including by limiting the use of third-party cookies or other tracking technologies or data indicating or predicting consumer preferences.
Today, several major web browsers block third-party cookies by default. Internet users can also delete cookies from their computers and mobile devices at any time. In July 2024, following the investigation of the UK Competition and Market
Authority (“CMA”), Google announced that it had abandoned plans to phase out support for third-party cookies in Chrome.
Instead of deprecating third-party cookies, Google has proposed an updated framework that allows users to make an informed choice across web browsing that can be adjusted any time, which proposal remains subject to consultation with the CMA, the Information Commissioner’s Office and other global regulators. Google also confirmed that it will pursue the development and rollout of its Privacy Sandbox initiative (“PSB”) in parallel with this updated choice framework. Google’s
PSB would limit certain processing of personal data through third-party cookies, and replace it with certain application programming interfaces (“APIs”) that would allow advertisers to receive data without using such third-party cookies. If the updated choice framework and the PSB are adopted, it could require us to make changes to how we collect information on consumer preferences. Google controls more than 65% of the browser market and has an even more dominant position in the digital advertising market. Google and other web browser developers have significant resources at their disposal and command substantial market share, and any negative user choice or restrictions they impose could foreclose our ability to understand the preferences of a substantial number of consumers.
Although through continued innovation our business is relying less on third-party signals and more on first-party data-
based and other identifiers, if we are blocked or restricted from collecting information on consumer preferences and serving personalized advertisements to a significant portion of internet users, our business could suffer and our results of operations could be harmed.
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
In addition, web browsers that explicitly do not allow the tracking of data may be growing in popularity. If a significant number of web browser users switch to advertising-free services or platforms, our business could be materially impacted.
For in-app advertising, data regarding interactions between users and devices are tracked mostly through stable, pseudonymous mobile device identifiers that are built into the device operating system with privacy controls that allow users to express a preference with respect to data collection for advertising, including to disable the identifier and therefore restrict or prevent targeted advertising. These identifiers and privacy controls are defined by the developers of the mobile platforms and could be changed by the mobile platforms in a way that may negatively impact our business. For example, Apple requires user opt-in before permitting access to Apple’s unique identifier, or IDFA. This shift from enabling user opt-out to an opt-in requirement has had, and is likely to continue to have, a substantial impact on the mobile advertising ecosystem and could harm our growth in this channel.
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
In addition, our ability to collect and use data may be restricted or prevented by other factors, including:
• failure of our, or our clients’, network, hardware, or software systems;
•our inability to grow our client and publisher base in new industry verticals and geographic markets to obtain the critical mass of data necessary for Criteo AI Engine to perform optimally;

• malicious traffic (such as non-human traffic) that introduces “noise” in the information that we collect from clients and publishers and retailer partners; and
• interruptions, failures or defects in our data collection, mining, analysis and storage systems, including due to our reliance on external third-party providers for cloud computing services and data center hosting services, in a highly competitive market subject to close legal and regulatory scrutiny.
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
You should not consider our revenue growth in past periods to be indicative of our future performance. In future periods, our revenue could decline or grow more slowly than we expect. We believe the growth of our revenue depends on several factors, including our ability to:
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
•adapt our offering to meet evolving needs of businesses, including to address market trends such as the (i)
continued migration of consumers from desktop to mobile and from websites to mobile applications, (ii) increasing percentage of sales that involve multiple digital devices, (iii) increasing retailer adoption of retail media monetization solutions, (iv) growing adoption by consumers of “ad-blocking” software on web browsers on desktop and/or mobile devices and use by consumers of advertising-free services, (v) changes in the marketplace for and supply of advertising inventory, (vi) changes in the overall ecosystem resulting in signal loss and (vii)
changes in consumer acceptance of tracking technologies for targeted or behavioral advertising purposes;
• maintain and increase our access to data necessary for the performance of Criteo AI Engine;
•continuously improve the algorithms underlying Criteo AI Engine and apply state-of-the-art machine learning approaches and hardware; and
• continue to adapt to a changing regulatory landscape governing data use, data protection, privacy matters and AI.
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
A significant portion of our revenue is derived from companies in the Retail, Travel and Classifieds industries. For example, in 2024 and 2023, 75.0% and 77.7%, respectively, of our combined revenue for Performance Media was derived from advertisements placed for Retail commerce businesses. Any downturn or increased competitive pressure in any of our core industries, such as retailer bankruptcies due to poor economic conditions, or other industries we may target in the future, may cause our clients to reduce their spending with us, or delay or cancel their advertising campaigns with us.

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
Our future success also depends on the continued service of our senior management team. As a global team heading a global company, our management team must operate and collaborate across multiple geographies, which can make coordinated management more challenging. Business transformation periods, changes in leadership and changes due to business reorganization may result in uncertainty, impact business performance and strategies, and retention of key personnel. We may be unable to attract or retain or successfully transition the management and highly skilled personnel who are critical to our success, which could disrupt our business, hinder our ability to keep pace with innovation and technological change in our industry, drive stock price volatility, or result in harm to our key client and publisher relationships, loss of key information, expertise or proprietary knowledge and unanticipated recruitment and training costs.
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
As we market our solutions, we may increasingly need advertising agencies to work with us in assisting businesses in planning and purchasing for broader marketing goals. In 2024, 30% of Retail Media’s media spend and 32% of
Performance Media’s media spend was spent through advertising agencies.
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
The increasing presence of advertising agencies as intermediaries between us and our clients creates a challenge to building our own brand awareness and maintaining an affinity with our clients (including if clients move from one advertising agency to another), who are the ultimate sources of our revenue. In the event we were to become more dependent on advertising agencies as intermediaries, this may adversely affect our ability to attract and retain business. In addition, an increased dependency on advertising agencies may harm our results of operations, because of the increased agency fees we may be required to pay and/or because of longer payment terms from agencies.
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
• accumulate sufficient data sets relevant for those industry verticals to ensure that Criteo AI Engine has sufficient quantity and quality of information to deliver efficient and effective internet display advertisements;
• design solutions that are attractive to businesses in such verticals;
• work with clients in new industry verticals through the agencies that manage their advertising budgets;
• hire personnel with relevant industry vertical experience to lead sales and product teams;
• provide high returns, and maintain such returns at scale, on advertising spend in such industries; and
• transparently measure the performance of such advertising spend based on clear, measurable metrics.

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
We may broaden the spectrum of our advertising channels further, including into Social, Connected TV and Digital Out of
Home, if we believe that doing so would significantly increase the value we can offer to clients. However, any future attempts to enter new advertising channels may not be successful.
Our success in expanding into any additional advertising channels will depend on various factors, including our ability to identify, adapt, innovate, market and integrate our solutions to the new advertising channels.
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
• lengthy implementation cycles of new solutions resulting in expenses incurred without any guarantee of revenue generation;
• demand for our offering and the size, scope and timing of digital advertising campaigns;
• for certain parts of our business, the lack of long-term agreements with some of our clients and publishers;
• client and publisher retention, including concentration of any clients or publishers;
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
• foreign currency exchange rate fluctuations, as some of foreign transactions are denominated in local currencies;
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
Our business involves the use, storage and transmission of confidential consumer, client and publisher information and personal data, including certain purchaser data, as well as proprietary software and financial, employee and operational information. Security breaches could expose us to unauthorized disclosure of this information, litigation and possible liability, as well as damage to our relationships with our clients and publisher and retailer partners. If our security measures are breached as a result of third-party action, employee or contractor error (including through use of generative
AI technologies), malfeasance or otherwise and, as a result, someone obtains unauthorized access to such data, our reputation could be damaged, our business may suffer, and we could incur significant liability.
Our industry is prone to cyber-attacks by third parties seeking unauthorized access to our data or users’ data or to disrupt our ability to provide services. As a result of our prominence, the size of our user base, and the volume of  data in our systems, we may be a particularly attractive target for such cyber-attacks. Any failure to prevent or mitigate security breaches and improper access to or disclosure of our data or user data, trade secrets and IP, or information from our clients and publishers and retailer partners, could result in the loss or misuse of such data, which could harm our business and reputation and diminish our competitive position. In addition, computer malware/ransomware, viruses, unauthorized access or system compromises and hacking by sophisticated actors, including potential attacks from nation-state actors, have become more prevalent in our industry. Our products embed open source software, which could be subject to vulnerabilities that may make our products susceptible to cyber-attacks.  We rely on cloud storage providers. There may be increased security exposure due to our use of cloud storage. Security incidents have occurred on our systems in the past, and will likely occur on our systems in the future.
Our efforts to address undesirable activity on our platform may also increase the risk of retaliatory cyber-attacks. As a result, we may suffer significant legal, reputational, or financial exposure, which could adversely affect our business and results of operations.
Cyber-attacks continue to constantly evolve in sophistication and volume, including with AI and machine learning, and inherently may be difficult to anticipate and detect for long periods of time. Techniques used by hackers to obtain unauthorized access or to sabotage systems change frequently and generally are not recognized until launched against a target. Although we have invested in and developed systems and processes that are designed to protect data, and to prevent or detect security breaches, such measures have not provided, and cannot be expected to provide, absolute security, and we may incur significant costs in protecting against and remediating cyber-attacks. In addition, the perpetrators of such activities often are very sophisticated, and can include foreign governments and other parties with significant resources at their disposal. We may also have to expend considerable resources on determining the nature and extent of such attacks.
If an actual or perceived security breach occurs, the market perception of our security measures could be harmed, and we could lose both clients and revenue. Any significant violations of data privacy or other security breaches could result in the loss of business, litigation and regulatory investigations and penalties that could damage our reputation and adversely impact our results of operations and financial condition. Moreover, if a high-profile security breach occurs with respect to another provider of digital advertising solutions, our clients and potential clients may lose trust in the security of providers of digital advertising in general, and Display Advertising solutions in particular, which could adversely impact our ability to retain existing clients or attract new ones.
Additionally, hackers may attempt to fraudulently induce employees, consumers, our clients, our publisher and retail partners or third-party providers into disclosing sensitive information such as user names, passwords or other information in order to gain access to our data, our clients’ data or our publisher and retailer partners’ data, which could result in significant legal and financial exposure and a loss of confidence in the security of our offering and, ultimately, harm to our future business prospects. A party who is able to compromise the security of our facilities, including our data centers or office facilities, or any device, such as a smartphone or laptop, connected to our systems could misappropriate our, our clients’, our publishers and retail partners’ or consumers’ proprietary information, or cause interruptions or malfunctions in our operations or those of our clients and/or publishers and retailer partners.
We have invested in and expended significant resources to protect against such threats and to alleviate problems caused by breaches in security and may have to expend additional resources for such purposes in the future.

Our  insurance policies may be inadequate or may not be available in the future on acceptable terms, or at all. In addition, our policies may not cover any claim against us for loss of data or other indirect or consequential damages and defending a suit, regardless of its merit, could be costly and divert management’s attention.
If we are unable to protect our proprietary information or other intellectual property, our business could be adversely affected.
Our patents, trademarks, trade secrets, copyrights, and other IP rights are important assets. Various events outside of our control threaten these rights, and our products, services, and technologies.
For example, effective IP protection may be resource intensive or may not be available in every country in which we operate or intend to operate. Some IP-mechanisms, such as patents, may require us to disclose otherwise confidential information to the public.
Third parties may knowingly or unknowingly infringe or challenge our proprietary rights, and our pending and future trademark and patent applications may not be approved. Although we seek to obtain patent protection for our innovations, it is possible we may not be able to protect some of these innovations in a sufficient or effective manner. Moreover, we may not have adequate legal protection for certain innovations or geographies that later turn out to be important.
Furthermore, despite our efforts, the protection obtained may be insufficient or an issued patent may be deemed invalid or unenforceable.
Security breaches of our information systems, or those of our third-party providers or other IT resources could also result in the exposure of our proprietary information. Additionally, competitors may independently develop our trade secrets, and our protective measures may not prevent unauthorized use or reverse engineering of our trade secrets or proprietary information.
To protect or enforce our IP rights, we may initiate litigation against third parties, which could be expensive, time-
consuming and divert management’s attention from other business concerns. We may not prevail in any such lawsuits, and the damages or other remedies awarded, if any, may not be commercially valuable. Any increase in the unauthorized use of our IP may adversely affect our business, financial condition and results of operations.
Failures in the systems and infrastructure supporting our solutions and operations, including as we scale our offerings, could significantly disrupt our operations and cause us to lose clients.
Our business relies on the continued and uninterrupted performance of our software and hardware infrastructures, including Criteo AI Engine. We currently place close to five billion advertisements per day and each of those advertisements can be placed in under 100 milliseconds.
Sustained or repeated system failures of our, or our third-party providers’, software or hardware infrastructures (such as massive and sustained data center or cloud service provider outages), which interrupt our ability to deliver advertisements quickly and accurately, our ability to serve and track advertisements, our ability to process consumers’ responses to those advertisements or otherwise disrupt our internal operations, could significantly reduce the attractiveness of our offering to clients and publisher and retail partners, reduce our revenue or otherwise negatively impact our financial situation, impair our reputation and subject us to significant liability.
Additionally, if, for any reason, our arrangement with one or more data centers or cloud providers is terminated earlier than scheduled, we could experience difficulties and additional expense in arranging for new facilities and support, particularly given the current competitive nature of the data centers market at a worldwide scale, which involves high demands, low offers and strong pressure from providers to increase prices and diversify their client base. Any steps we take to ensure business continuity and increase the security, reliability and redundancy of our systems supporting the Criteo technology or operations may be expensive and may not be 100% successful in preventing system failures. Similarly, advancements in machine learning approaches, AI and other technologies may require us to upgrade or replace essential hardware
(such as graphics processing units), which could involve substantial resources and could be difficult to implement.
In addition, while we seek to maintain excess capacity to facilitate the rapid provision of new client deployments and the expansion of existing client deployments, we may need to increase and update data center hosting capacity, bandwidth, storage, power or other elements of our system architecture and infrastructure prompt to adapt and meet the continuous growth of our client base and/or our traffic.

The expansion and improvement of our systems and infrastructure may require us to commit substantial financial, operational and technical resources, with no assurance that third- party providers will honor such requests or that our business will increase accordingly. Our existing systems may not be able to scale up in a manner satisfactory to our existing or prospective clients, and may not be adequately designed with the necessary reliability and redundancy of certain critical portions of our infrastructure to avoid performance delays or outages that could be harmful to our business.
Our failure to continuously upgrade or increase the reliability and redundancy of our infrastructure to meet the demands of a growing base of global clients and publisher and retailer partners could adversely affect the functioning and performance of our technology and could in turn affect our results of operations.
Finally, our systems and the systems of our third-party providers are vulnerable to damage and increased costs from a variety of sources, some of which are outside of our control, including telecommunications failures, natural disasters, terrorism, power outages, a variety of other possible outages affecting data centers, increases in the price of energy needed to power and cool data centers, a decision to close any data center or the facilities of any other third-party provider earlier than initially scheduled, and malicious human acts, including hacking, computer viruses, malware/
ransomware and other security breaches. Techniques used to obtain unauthorized access or to sabotage systems change frequently and generally are not recognized until launched against a target. As a result, we may be unable to anticipate some of these techniques or to implement adequate preventive measures.
If we are unable to prevent system failures, the functioning and performance of our solutions could suffer, which in turn could interrupt our business and harm our results of operations.
Our business may suffer if it is alleged or determined that our technology or another aspect of our business infringes the intellectual property rights of others.
The online and mobile advertising industries are characterized by the existence of many patents, copyrights, trademarks, trade secrets and other IP and proprietary rights. Our success depends, in part, upon non-infringement of IP rights owned by others and resolving infringement or misappropriation claims without major financial expenditures or adverse consequences. From time to time, we may be the subject of claims that our services, solutions and underlying or associated technology infringe or violate the IP rights of others, particularly as we expand the scope and complexity of our business.
Regardless of any merit of such claims, these claims are time-consuming and costly to evaluate and defend, and the outcome of any litigation is inherently uncertain. Some of our competitors have substantially greater resources than we do and are able to sustain the costs of complex IP litigation to a greater degree and for longer periods of time than we could.
Such infringement claims could subject us to significant liabilities for monetary damages, interfere with or delay our development, commercialization or provision of our offerings on acceptable terms, harm our reputation or require technology or branding changes.
In addition, we may be exposed to claims that advertising content violates the IP or other rights of third parties and although we may have the right of recourse, this may be difficult or costly to enforce. Such claims could be made directly against us or against the advertising agencies we work with, media networks and exchanges, or publishers and retailers from whom we purchase advertising inventory.
Under our agreements with larger partners, including advertising agencies, media networks and exchanges, publishers and retailers, we may be required to indemnify such partners against claims related to advertisements we served. We generally require our clients to indemnify us for any damages from any such claims, but such clients may not have the ability to satisfy their indemnification obligations to us, and pursuing any claims for indemnification may be costly or unsuccessful. As a result, we may be required to satisfy our indemnification obligations to advertising agencies, media networks and exchanges, publishers and retailers or claims against us with our assets. This could harm our reputation, business, financial condition and results of operations, and could impact our relationships with partners or clients.
Our inability to use software licensed from third parties, or our use of open source software under license terms that interfere with our proprietary rights, could disrupt our business.
Our technology platform and internal systems incorporate software licensed from third parties, including open source software, which we use without charge. Although we monitor our use of open source software, the terms of many open source licenses to which we are subject have not been interpreted by U.S. or foreign courts, and such licenses could be construed in a manner that imposes unanticipated conditions or restrictions on our ability to provide our technology offering to our clients. In the future, we could be required to seek licenses from third parties to continue offering our solutions, which licenses may not be available on acceptable terms, or at all.

Alternatively, we may need to re-engineer our offerings or discontinue certain functionalities provided by our technology. In addition, the terms of open source software licenses may require us to provide software that we develop using such software to others on unfavorable terms, such as by precluding us from charging license fees or by requiring us to disclose our source code. Any such restriction on the use of our own software, or our inability to use open source or third-
party software, could disrupt our business or operations, or delay our development of future offerings or enhancements of our existing platform, which could impair our business.
Risks Related to Ownership of Our Shares and the ADSs and the Trading of the ADSs
The market price for the ADSs has been and may continue to be volatile or may decline regardless of our operating performance.
The trading price of the ADSs has significantly fluctuated, and is likely to continue to fluctuate, substantially. The trading price of the ADSs depends on several factors, including those described in this “Risk Factors” section, many of which are beyond our control and may not be related to our operating performance. Since the ADSs were sold at our initial public offering in October 2013 at a price of $31.00 per share, the price per ADS has ranged as low as $5.89 and as high as
$60.95 through December 31, 2024. The market price of the ADSs has fluctuated and may fluctuate significantly in response to numerous factors, many of which are beyond our control, including:
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
• price and volume fluctuations in the overall stock market, including due to trends in the economy as a whole;
• additional ADSs being sold into the market by us or the Company’s insiders;
• media coverage of our business and financial performance;
• developments in anticipated or new legislation or new or pending lawsuits or regulatory actions;
• other events or factors, including resulting from economic recessions, political conditions, natural disasters or weather events, cybersecurity incidents, pandemics, war, terrorism or other catastrophic events or responses; and
• any other risks identified in this Form 10-K.
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
Actions of activist shareholders could impact the pursuit of our business strategies and adversely affect our results of operations, financial condition, or share price.
We have been, and may in the future be, subject to activities initiated by activist shareholders. We may not always be successful in engaging constructively with one or more shareholders, and any resulting activist campaign could have an adverse effect on us.  It is possible that responding to actions by activist shareholders could disrupt our business and operations, be costly or time-consuming, or divert the attention of our board of directors or senior management. In addition, perceived uncertainties about our future direction may result in a loss of potential business opportunities and harm our ability to attract and retain customers, employees and business partners. Any such actions also may cause the market price of our shares to experience volatility, which could be significant.

We may need additional capital in the future to meet our financial obligations and to pursue our business objectives. Additional capital may not be available on favorable terms, or at all, and may contain restrictions which could compromise our ability to meet our financial obligations and operate and grow our business.
We currently have a senior unsecured revolving credit facility under which we may borrow up to €407 million (or its equivalent in U.S. dollars) for general corporate purposes, including the funding of business combinations (the "General
RCF").
Maturity of this facility is in September 2027. While we anticipate that our existing cash and cash equivalents and short-
term investments will be sufficient to fund our operations for at least the next 12 months, we intend to continue growing our business, including through retail media, and as such, we cannot assure that we will be able to generate sufficient cash flow from operations or that future borrowings will be available under our General RCF in an amount sufficient to fund, among other things, the capital requirements of retail media, new product development, or our future working capital needs. If we may need to raise additional capital to fund operations and growth in the future or to finance acquisitions and adequate funds are not available on acceptable terms, we may be unable to fund the expansion of our research and development and sales and marketing efforts, the development of new features or enhancements to our products, increase working capital, take advantage of acquisition or other opportunities, or adequately respond to competitive pressures which could seriously harm our business and results of operations.
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
The breach of any of these covenants or noncompliance with any of these financial ratios and tests could result in an event of default under the applicable debt agreement, which, if not cured or waived, could result in acceleration of the related debt and the acceleration of debt under other instruments evidencing indebtedness that may contain cross-
acceleration or cross-default provisions.
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
In addition, to the extent we pay any dividends or repurchase our shares followed by their cancellation in the future, under
French law, such actions may subject us to additional taxes, which are uncertain and subject to change from time to time.

The determination of whether we have been sufficiently profitable to pay dividends is made on the basis of our statutory financial statements prepared and presented in accordance with accounting principles generally accepted in France.
Therefore, we may be more restricted in our ability to declare dividends than companies not based in France. Please see the subsection entitled “French Tax Consequences” in Item 5 of Part II in this Form 10-K for further details on such taxes and limitations.
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
• our ordinary shares are in registered form only and we must be notified of any transfer of our shares for such transfer to be validly registered;
• under French law, certain investments in any entity governed by a French law relating to certain strategic industries and activities (such as data processing, transmission or storage activities) by individuals or entities not
French, not resident in France or controlled by entities not French or not resident in France are subject to prior authorization of the Minister of Economy (see the section entitled "Exchange Controls & Ownership by Non-
French Residents" in Item 5 to Part II in this Form 10-K);
• provisions of French law allowing the owner of 90% of the share capital or voting rights of a public company to force out the minority shareholders following a tender offer made to all shareholders are only applicable to companies listed on a stock exchange of the EU and will therefore not be applicable to us;
• a merger (i.e., in a French law context, a stock-for-stock exchange in which our Company would be dissolved into the acquiring entity and our shareholders would become shareholders of the acquiring entity) of our Company into a company incorporated outside of the EU would require the unanimous approval of our shareholders;
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
• our shareholders have preferential subscription rights proportionate to their shareholding on the issuance by us of any additional securities for cash or a set-off of cash debts, which rights may only be waived by the extraordinary general meeting (by a two-thirds majority vote) of our shareholders or on an individual basis by each shareholder.
You may not be able to exercise your right to vote the ordinary shares underlying your ADSs.
Holders of ADSs may exercise voting rights with respect to the ordinary shares represented by ADSs only in accordance with the provisions of the deposit agreement, as amended from time to time. The deposit agreement provides that, upon receipt of notice of any meeting of our ordinary shareholders, the depositary will fix a record date for the determination of
ADS holders entitled to give instructions for the exercise of voting rights. Upon timely receipt of notice from us, if we so request, the depositary shall distribute to the holders as of the record date (1) the notice of the meeting or solicitation of consent or proxy sent by us and (2) a statement on the manner that instructions may be given by the holders.
You may instruct the depositary of your ADSs to vote the ordinary shares underlying your ADSs. Otherwise, you will not be able to exercise your right to vote, unless you withdraw the ordinary shares underlying the ADSs you hold. However, you may not know about the meeting far enough in advance to withdraw those ordinary shares.
If we ask for your instructions, the depositary, upon timely notice from us, will notify you of the upcoming vote and arrange to deliver our voting materials to you. We cannot guarantee you that you will receive the voting materials in time to ensure that you can instruct the depositary to vote or to withdraw your ordinary shares so that you can vote them yourself.

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
In addition, you may not be able to cancel your ADSs and withdraw the underlying ordinary shares when you owe money for fees, taxes and similar charges and when it is necessary to prohibit withdrawals to comply with any laws or governmental regulations that apply to ADSs or to the withdrawal of ordinary shares or other deposited securities.
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
We are a French company with limited liability. Our corporate affairs are governed by our by-laws and by the laws governing companies incorporated in France. The rights of shareholders and the responsibilities of our board of directors are in many ways different from the rights and obligations of shareholders in companies governed by U.S. laws.
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
Our business depends in part on worldwide economic conditions and on the overall demand for advertising and the economic health of advertisers that benefit from our platform. Global economies, including the U.S. and Europe, are being impacted by adverse economic conditions, including inflation, fluctuating interest rates, recessions, volatility in credit, equity and foreign exchange markets, bankruptcies and overall uncertainty with respect to the economy.
These conditions coupled with geopolitical instability, such as the current conflicts in the Middle East and Ukraine, make it difficult for our clients and us to accurately forecast and plan future business activities, and may result in businesses reducing or delaying advertising spending in general and on a solution such as ours.
Additionally, we are exposed to credit risks due to our financing activities and our evolving client portfolio involving varied payment terms, which could result in further exposure if our clients are adversely affected by any such macroeconomic uncertainty. The timing of receipt of payment from our clients may impact our cash flows and working capital.
If any such macroeconomic conditions remain uncertain, persist, spread or deteriorate further, this could continue to significantly impact, our operating results, financial condition and cash flows.
Our failure to maintain certain tax regimes applicable to French technology companies may adversely affect our results of operations.
As a French technology company, we have benefited from certain tax advantages, linked to IP or research and developments. The French tax authority may audit these tax incentives and challenge all or part of their benefits. In such a case, we could be liable for additional corporate tax, and penalties and interest related thereto, which could have an impact on our results of operations and future cash flows. Furthermore, the tax laws may change, and could remove these incentives in the future or reduce their benefits.

We are a multinational organization facing increasingly complex tax issues in many jurisdictions, and new taxes or laws, or revised interpretations thereof, that may negatively affect our results of operations.
As a multinational organization operating in multiple jurisdictions, we are subject to taxation in several jurisdictions around the world with increasingly complex foreign trade regulations, policies and tax laws, the application of which can be uncertain. The amount of taxes we pay in these jurisdictions could increase substantially as a result of changes in the applicable tax principles and policies, including potential new tariffs or withholding taxes, increased tax rates, the OECD-
led reforms, potential retaliatory measures by affected jurisdictions, new tax laws or revised interpretations of existing tax laws and precedents, which could have a material adverse effect on our liquidity and results of operations.
If we fail to maintain an effective system of internal controls, we may be unable to accurately report our financial results or prevent fraud, and investor confidence and the market price of ADSs may be adversely impacted.
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
For this purpose, cash and assets readily convertible into cash are generally categorized as passive assets, subject to a limited exception under proposed regulations in respect of working capital held in a non-interest bearing financial account for the present needs of an active trade or business to cover operating expenses reasonably expected to be paid within 90 days. Goodwill and other un-booked intangibles are taken into account and being characterized as either active or passive, as appropriate; for example, our goodwill associated with active business activity is taken into account as a non-
passive asset.
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
Based on the value and composition of our assets, although not free from doubt, we do not believe we were a PFIC for the taxable year ended  December 31, 2024, and we do not anticipate becoming a PFIC in the current taxable year or the foreseeable future.
4 A U.S. Holder is (1) a legal and/or a beneficial owner of our ADSs and (2) a U.S. person for U.S. federal income tax purposes, specifically: (i) an individual who is a citizen or resident of the United States for U.S. federal income tax purposes; (ii) a corporation, or other entity treated as an association taxable as a corporation for U.S. federal income tax purposes, that is created in, or organized under the law of the United States, any state thereof or the District of Columbia; (iii) an estate the income of which is includible in gross income for U.S. federal income tax purposes regardless of its source or whether or not the income is effectively connected with the conduct of a U.S. trade or business; (iv) a trust, the administration of which is subject to the primary supervision of a U.S. court and which has one or more U.S. persons who have the authority to control all substantial decisions of the trust; or (v) a person that has otherwise validly elected to be treated as a U.S. person under the U.S. Internal Revenue Code of 1986 (as amended).

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
If we were to be classified as a PFIC for any taxable year during which a U.S. Holder4 holds our ADSs, we would continue to be treated as a PFIC with respect to that U.S. Holder for such taxable year and, unless the U.S. Holder makes certain elections, for future years even if we cease to be a PFIC. The U.S. Holder may be subject to adverse tax consequences, including (1) the treatment of all or a portion of any gain on disposition of our ADSs as ordinary income (and therefore ineligible for the preferential rates that apply to capital gains with respect to non-corporate U.S. persons), (2) the application of an interest charge with respect to such gain and on the receipt of certain dividends on our ADSs and (3)
required compliance with certain reporting requirements. Each U.S. Holder is strongly urged to consult its tax advisor regarding the application of these rules and the availability of any potential elections. For further information regarding the
U.S. federal income tax considerations relevant to our potential status as a PFIC, please see the section entitled “U.S.
Federal Income Tax Considerations for U.S. Holders-PFIC Rules” in this Form 10-K.
If a U.S. Holder is treated as owning at least 10% of our ADSs, such person may be subject to adverse U.S.
federal income tax consequences.
If a U.S. Holder is treated as owning (directly, indirectly, or constructively through attribution) at least 10% of the total value of our stock or at least 10% of the total combined voting power of all classes of our stock entitled to vote, such person may be treated as a “United States shareholder” (“U.S. Shareholder”) with respect to each “controlled foreign corporation” (“CFC”) in our group (if any). A non-U.S. entity treated as a corporation for U.S. tax purposes will constitute a
CFC if one or more such U.S. Shareholders (generally defined as U.S. persons that-directly, indirectly, or constructively through attribution-own at least 10% of the vote or value of the entity) own in the aggregate more than 50% of the entity’s total vote or value.
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
Item 1C. Cybersecurity
Overview
Criteo recognizes the critical importance of maintaining the safety and security of our systems and data and has a holistic process for overseeing and managing cybersecurity and related risks. Our security program is led by our Chief Information
Security Officer (“CISO”), who reports directly to our Chief Technology Officer (“CTO”), who is responsible for managing cybersecurity risks as well as protecting our products, networks and systems. Our CISO has extensive information technology and program management experience and has served many years in our corporate information security organization. Our CISO manages our security organization, which is composed of dedicated teams of experts in security engineering, incident response, compliance, and software development.
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
Criteo assesses and manages its cybersecurity risks in part through an executive committee referred to as the
Governance Risk and Compliance Committee (the “GRCC”). The GRCC is composed of the CISO and certain members of our executive and leadership teams, and meets several times a year to discuss strategic information security matters including the security program, major risks and incidents and significant key performance indicators (“KPIs”).
As a member of the GRCC, the CISO briefs the Audit Committee on the information security program, major risks and any cybersecurity incidents, typically at least annually. Additionally, cybersecurity risks are reported to the Board of Directors, at least annually, as part of Criteo’s enterprise risk mapping (“ERM”) program.
Quality Control of Security
To help ensure that our security program functions in line with industry expectations, Criteo invests in identifying and remediating gaps in our security posture. To accomplish this, we use a mix of our internal expertise and external third-
party expertise, as needed, to audit ourselves against industry standards, such as the National Institute of Standards and
Technology (“NIST”) Cybersecurity Framework, International Organization for Standardization 27001 Information Security
Management System Requirements (“ISO27001”) and the American Institute of Certified Public Accountants’ Service
Organization Control Type 2 (“AICPA SOC 2”). Various parts of our business maintain independently assessed security certifications, and we also run certification programs to expand the scope of our existing security certifications.
Risk Management
Our security team has several touch points within the business in order to adequately address and mitigate risks. For instance, the team provides mandatory cybersecurity awareness training for all employees and a recurring phishing campaign. Our technical security teams use a combination of threat intelligence tools, defensive tools and proactive testing to detect vulnerabilities and respond. Our technical security teams also invest in building new tools and integrating solutions to improve our security posture on an ongoing basis.

Our security compliance teams perform third-party risk assessments, respond to client inquiries about security, help the business to manage our security controls, and translate our external requirements into policies, standards, and actions for the rest of our business. Various parts of our team also participate in risks assessments during project kick-offs.
With regards to third-party risk assessments, our process involves assessing how third parties interact and connect with our information systems and our data, assessing the security of the third-party (including through questionnaires), and obtaining independent proofs of security (including via security certification and/or penetration tests) depending on the associated level of risk, as evaluated by our team. Our procurement teams also run checks to ensure vendors are not sanctioned or otherwise identified as potentially corrupt.
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
Item 2.    Properties
Our headquarters are located in Paris, France, in an approximately 9,216 square meter facility, under a lease agreement expiring in March 2031. In addition, we had 23 offices in 16 countries as of December 31, 2024. We currently lease space in data centers from third-party hosting providers to operate our servers located in the U.S. (Texas, Virginia), France, the
Netherlands, Singapore and Japan. The properties are used by each of our segments. We believe that our facilities are adequate for our current needs.
Item 3.    Legal Proceedings
For a discussion of our legal proceedings, refer to Note 20 Commitments and contingencies.
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
Holders
As of January 31, 2025, there were 32 holders of record of our ordinary shares and 223 participants in DTC that held our
ADSs. The actual number of holders is greater, and includes beneficial owners whose ADSs are held in street name by brokers and other nominees. This number of holders of record and DTC participants also does not include holders whose shares may be held in trust by other entities.
ADS Performance Graph
The following graph matches our cumulative five-year total shareholder return on our ADSs with the cumulative total returns of the Russell 2000 Index and the Nasdaq Internet Index. The graph tracks the performance of a $100 investment in our ADSs and in each index (with the reinvestment of all dividends) from December 31, 2019 to December 31, 2024.
The returns shown are based on historical results and are not intended to suggest future performance.

$350
$300
$250
$200
$150
$100
$50
$0
12/19
12/20
12/21
12/22
12/23
12/24
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
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
We extended our previously authorized share repurchase program of up to $480 million of outstanding ADS to an increased amount of up to $630 million in February 2024. During  2024, we spent $225 million on ADS repurchases. The following table provides certain information with respect to our purchases of our ADSs during the fourth fiscal quarter of
2024:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs(1)
October 1 to 31, 2024	276,938	$40.14	276,938	$100,188,265
November 1 to 30, 2024	760,946	$38.93	760,946	$70,556,272
December 1 to 31, 2024	641,546	$41.07	641,546	$44,204,075
Total	1,679,430		1,679,430	—
(1) In February 2024, the board of directors approved an extension of the long-term share repurchase program of up to
$150 million of the Company's outstanding American Depositary Shares to a total of $630 million.
(2) Weighted average price paid per share excludes any broker commissions paid.
Recent Sales of Unregistered Securities and Use of Proceeds
There were no unregistered sales of equity securities during 2024.
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
Purchasing Consequences
Financial Transactions Tax
Pursuant to Article 235 ter ZD of the French Tax Code ("FTC"), purchases of shares or ADSs of a French company listed on a regulated market of the European Union or an exchange formally acknowledged by the French Financial Market
Authority ("AMF") are subject to a 0.3% French tax on financial transactions provided that the issuer’s market capitalization exceeds €1 billion as of December 1 of the year preceding the taxation year. The above mentioned rate will increase to 0.4% upon enactment of the French finance law for 2025.
A list of companies whose market capitalization exceeds €1 billion as of December 1 of the year preceding the taxation year within the meaning of Article 235 ter ZD of the FTC is published annually by the French tax authorities. Pursuant to
Regulations BOI‑ANNX‑000467‑20241223 issued on December 23, 2024, Criteo is currently not included in such list.
Please note that such list may be updated from time to time, or may not be published anymore in the future. Moreover,
Nasdaq, on which Criteo's ADSs are listed for trading, is not currently acknowledged by the AMF but this may change in the future. Consequently, Criteo’s securities should not fall within the scope of the tax on financial transactions described above and purchasers of Criteo's securities in 2024 should not be subject to the tax on financial transactions.
Registration Duties
In the case where Article 235 ter ZD of the FTC is not applicable, transfers of shares which are not listed on a regulated market of the European Union or an exchange formally acknowledged by the AMF are subject to uncapped registration duties at the rate of 0.1%.

Ownership Consequences
Taxation of Dividends
Dividends paid by a French corporation to non-residents of France are generally subject to French withholding tax at a rate of 25%  for corporations or 12.8% for individuals. Dividends paid by a French corporation in a non-cooperative State or territory, as set out in the list referred to in Article 238-0 A of the FTC, will generally be subject to French withholding tax at a rate of 75%, except to the extent this French corporation can prove that the main purpose and effect of the distribution is not transfer such dividend income in a non-cooperative State or territory with a view to avoiding taxes. However, eligible
U.S. Holders entitled to Treaty benefits under the “Limitation on Benefits” provision contained in the Treaty who are U.S.
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
Dividends paid to a U.S. Holder that has not filed the Form 5000 before the dividend payment date will be subject to
French withholding tax at the rate of 12.8% for individuals, 25% for corporations in 2024, or 75% if paid in a non-
cooperative State or territory (as defined in Article 238-0 A of the FTC). Such U.S. Holder may claim a refund from the
French tax authorities of the amount withheld in excess of the Treaty rates of 15% or 5%, if any, provided that such holder duly completes and provides the French tax authorities with the treaty forms (Form 5000 and Form 5001) before
December 31 of the second calendar year following the year during which the dividend is paid. Certain qualifying pension funds and certain other tax-exempt entities are subject to the same general filing requirements as other U.S. Holders except that they may have to supply additional documentation evidencing their entitlement to these benefits.
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

Wealth Tax
Since January 1, 2018, French wealth tax (impôt de solidarité sur la fortune) has been replaced by the real estate wealth tax (impôt sur la fortune immobilière) which applies to French tax residents on their worldwide real estate assets and non-
French tax resident individuals owning French real estate assets or rights, directly or indirectly through one or more legal entities, and whose net taxable assets amount to at least 1,300,000 euros on January 1st. Generally, real estate assets allocated to an operational activity are excluded from the scope of the real estate wealth tax, depending on the structuring.
Shares of an operating company holding French real estate assets in which the relevant individual holds, directly and indirectly, less than 10% of the share capital or voting rights, are also exempt from real estate wealth tax.
The Treaty does not prevent the application of French real estate wealth tax to a U.S. Holder who would be a U.S. tax resident. However, based on the above domestic provisions and considering that Criteo S.A. is an operating company, the owning of ADSs or ordinary shares should not be subject to real estate wealth tax.
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
However, based on the Treaty, a U.S. Holder who is a U.S. tax resident for purposes of the Treaty, has no permanent establishment or fixed base in France within the meaning of the Treaty, and is entitled to Treaty benefits will only be subject to French tax on capital gain resulting from the sale of shares, units or rights in a company at least 50% of the assets of which consist of real estate located in France, or derives at least 50% of its value, directly or indirectly, from real estate located in France. Criteo S.A. is not expected to meet this standard. Pursuant to these provisions, capital gain resulting from the sale or other disposition of ADSs and ordinary shares should not be subject to taxation in France for this shareholder. U.S. Holders who own ordinary shares or ADSs through U.S. partnerships that are not residents for Treaty purposes are advised to consult their own tax advisors regarding their French tax treatment and their eligibility for Treaty benefits in light of their own particular circumstances.
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
If we are eligible for benefits under the Treaty, dividends we pay on our ADSs or ordinary shares, regardless of whether such ADSs or shares are considered readily tradable on an established securities market in the U.S., would be eligible for the reduced rates of taxation described in the preceding paragraph, provided the other conditions described above are satisfied. Further, as discussed below under “PFIC Rules”, although there can be no assurance that we will or will not be considered a PFIC for any taxable year, we believe we were not a PFIC for our 2024 taxable year and we do not anticipate that we will be a PFIC in the current and future taxable years. U.S. Holders should consult their tax advisors regarding the availability of the reduced tax rate on dividends in their particular circumstances.
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

Based on the value and composition of our assets, although not free from doubt, we do not believe we were a PFIC for the taxable year ended December 31, 2024, and we do not expect to be a PFIC in the current taxable year or the foreseeable future. Since a separate factual determination as to whether we are or have become a PFIC must be made each year (after the close of such year), we cannot assure you that we will not be or become a PFIC in the current year or any future taxable year.
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
If we are a PFIC for any taxable year during which a U.S. Holder holds our ADSs or ordinary shares and any of our non-
U.S. affiliated entities are also PFICs, the holder will be treated as owning a proportionate amount (by value) of the shares of each such non-U.S. affiliate classified as a PFIC for purposes of the application of these rules. U.S. Holders are urged to consult their tax advisors regarding the application of the PFIC rules to any of our subsidiaries.
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
APPLICABLE TO THEM OF THE OWNERSHIP AND DISPOSITION OF OUR ADSs OR ORDINARY SHARES IN
THEIR PARTICULAR CIRCUMSTANCES.

Item 6.    [Reserved]

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this Form 10-K. This section generally discusses 2024 results compared to 2023 results. Discussion of 2023 results compared to 2022 results to the extent not included in this report can be found in Item 7 of our 2023 Annual Report on Form 10-K.
To supplement our consolidated financial statements, which are prepared and presented in accordance with generally accepted accounting principles in the United States of America ("U.S. GAAP"), we present Contribution ex-TAC, and
Adjusted EBITDA, which are non-GAAP financial measures. We define Contribution ex-TAC as a profitability measure akin to gross profit. It is calculated by deducting traffic acquisition costs from revenue and reconciled to gross profit through the exclusion of other costs of revenue. Contribution ex-TAC is presented in the section entitled "Contribution excluding Traffic Acquisition Costs", which includes a reconciliation to its most directly comparable U.S. GAAP financial measure, Gross Profit. We define Adjusted EBITDA as our consolidated earnings before financial income (expense), income taxes, depreciation and amortization, adjusted to eliminate the impact of equity awards compensation expense, pension service costs, certain restructuring, integration and transformation costs, certain acquisition costs and a loss contingency related to a regulatory matter. Adjusted EBITDA is presented in the section entitled "Adjusted EBITDA", which includes a reconciliation to its most directly comparable U.S. GAAP financial measure, Net Income. We also present revenues, traffic acquisition costs and Contribution ex-TAC on a constant currency basis; these measures exclude the impact of foreign currency fluctuations and are computed by applying the average exchange rates for the prior year to the current year figures. A reconciliation is provided in the section entitled "Constant Currency Reconciliation".
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
Beginning in the first quarter of 2024 – following the completion of the integration of our Iponweb acquisition – our Chief
Operating Decision Maker, who is our Chief Executive Officer (“CEO”), no longer received disaggregated information for
Iponweb. As such, we updated our segment financial reporting structure in line with how the CEO assesses performance and allocates resources. Starting in 2024, we reported two segments: Retail Media and Performance Media. Performance
Media combines our former Marketing Solutions and Iponweb segments. As such, prior period segment results and related disclosures have been conformed to reflect the Company’s current reportable segments.

Full Year 2024 financial highlights
For the year ended December 31, 2024, revenue was $1,933.3 million, down (1)% compared to the prior year, reflecting growth in Retail Media offset by lower revenue in Performance Media. At constant currency, revenue was flat.
Gross profit for the year ended December 31, 2024 increased by 14% to $983.0 million, compared to the prior year, primarily due to lower traffic acquisition costs, lower hosting costs and a decrease in depreciation of data center servers.
Contribution ex-TAC for the year ended December 31, 2024 increased by 10% to $1,121.5 million, compared to the prior year, driven by growth in Retail Media and Performance Media. At constant currency, Contribution ex-TAC increased by
11%.
Net income for the year ended December 31, 2024 increased by 110% to $114.7 million, compared to the prior year, primarily due to lower traffic acquisition costs.
Adjusted EBITDA for the year ended December 31, 2024 increased by 29% to $390.1 million, compared to the prior year, primarily due to higher Contribution ex-TAC.
Cash flow from operating activities was $258.2 million for the year ended December 31, 2024, compared to $224.2 million in the prior year.
Trends, Opportunities and Challenges
We believe our performance and future success depend on several factors that present significant opportunities but also pose risks and challenges, including those referred to in Part I, Item 1A.
Develop and Scale our Commerce Media Platform
Our future growth depends upon our ability to retain and scale our existing clients and increase the usage of our
Commerce Media Platform as well as adding new customers. We believe that we are in a leading position in the
Commerce Media space as we have unique commerce data at scale, deep integrations with retailers, a large client base, differentiated technology and a R&D powerhouse. By unifying the Commerce Media ecosystem with a multi-retailer, multi-
channel, multi-format approach and providing full funnel closed loop measurement to our clients, we believe we are well positioned to capture more ad budgets and market share.
Business and Macroeconomic Conditions
Global economic and geopolitical conditions have been volatile due to factors such as the ongoing conflicts in Ukraine and the Middle East, persistent inflation, and high interest rates.
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

Privacy Trends and Government Regulations
We are subject to U.S. and international laws and regulations regarding privacy, data protection, digital advertising and the collection of user data. In addition, large Internet and technology companies such as Google and Apple are making their own decisions as to how to protect consumer privacy with measures resulting in signal loss, which impact the entire digital ecosystem. While Google has announced in July 2024, that it will not pursue its original plan to fully phase out third-party cookies in Chrome, Google has proposed an updated approach that allows users to make an informed choice across web browsing that can be adjusted at any time. This proposal remains subject to consultation with the UK Competition and
Market Authority, the Information Commissioner's Office and other global regulators. These developments could cause instability in the advertising technology industry. We have developed a multi-pronged addressability strategy to provide scalability and runtime interoperability of privacy-safe solutions for a more open, unified and efficient ecosystem.

A.Operating Results
Critical Accounting Estimates
Our consolidated financial statements have been prepared in accordance with U.S. GAAP. The preparation of our consolidated financial statements requires us to make estimates, assumptions and judgments that affect the reported amounts of revenue, assets, liabilities, costs and expenses. We base our estimates and assumptions on historical experience and other factors that we believe to be reasonable under the circumstances. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may materially differ from these estimates.
An accounting policy is deemed to be critical if it requires an accounting estimate to be made on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably possible could materially impact the financial statements. We believe estimates associated with  (1) revenue recognition, including judgements made in the determination of whether we are acting as a principle or agent (2)  income taxes, including i) recognition of deferred tax assets arising from the subsidiaries projected taxable profit for future years, ii) evaluation of uncertain tax positions and iii) recognition of income tax position in respect with tax reforms recently enacted in countries where we operate, (3) assumptions used in valuing long-lived assets including intangible assets, and goodwill, and (4) assumptions surrounding the recognition and valuation of contingent liabilities and losses, are critical as they are made based on assumptions about matters which are uncertain. See Note 1.
Principles and Accounting Methods to our audited consolidated financial statements beginning on page F-1 for a description of our other significant accounting policies.
Revenue Recognition
The determination as to whether revenue should be reported gross of amounts billed to customers or net of payments to publishers requires significant judgment, and is based on our assessment of whether we are acting as the principal or an agent in a transaction. For revenue generated from arrangements that involve purchasing inventory from media owners, we consider whether we obtain control of the services before they are transferred to the customer, or if we are acting primarily as an agent or intermediary. The assessment of whether we are considered the principal or the agent in a transaction could impact our revenue and cost of revenue recognized in the consolidated statements of income.
For additional information regarding revenue and the assumptions used for determining our revenue recognition refer to
Note 1. Principles and Accounting Methods of our financial statements.
Income taxes
We are subject to income taxes in France and numerous foreign jurisdictions. We record deferred taxes on all temporary differences between the financial reporting and tax bases of assets and liabilities, and on tax losses, using the liability method. The measurement of deferred income tax assets is reduced, when necessary, by a valuation allowance for any tax benefits which are not expected to be realized. If future taxable profits are considerably different from those forecasted that support recording deferred tax assets, we will revise the amount of the deferred tax assets downwards or upwards, which could have a significant impact on our financial results.
We recognize the tax benefits arising from uncertain tax positions only if we believe that it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position. These uncertain tax positions include our estimates for transfer pricing that have been developed based upon analyses of appropriate arms-length prices. Similarly, our estimates related to uncertain tax positions concerning research and development tax credits are based on an assessment of whether our available documentation corroborating the nature of our activities supporting the tax credits will be sufficient to sustain the position.
Valuation of Long-lived Assets including Goodwill and Intangible Assets
We allocate the fair value of purchase consideration to the tangible assets acquired, liabilities assumed, and intangible assets acquired based on their estimated fair values. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill and allocated to reporting units based on the expected benefit from the business combination. Such valuations require management to make significant estimates and assumptions, especially with respect to intangible assets.

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
Goodwill is tested for impairment at the reporting unit level annually, or more frequently if events or changes in circumstances would indicate that the fair value of a reporting unit may be below its carrying value. Goodwill has been allocated to segments using a relative fair value allocation approach.  As of December 31, 2024, no impairment of goodwill has been identified. In 2024, the Company voluntarily changed its goodwill and indefinite-lived intangible asset annual impairment test date from December 31 to October 1. Refer to Note 10 Goodwill of our financial statements beginning on page F-1.
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
Contingent Losses and Liabilities
With respect to litigation, claims and other non-income tax risks that may result in a provision to be recognized, we exercise significant judgment in measuring and recognizing provisions or determining exposure to contingent liabilities that are related to pending litigation, other outstanding claims and non-income tax risks. Contingency provisions are recognized when they are determined to be both probable and estimable. These judgments and estimates are subject to change as new information becomes available.
Change in Accounting Estimate
In January 2025, we completed an assessment of the useful lives of our servers and network equipment, resulting in a change in the estimated useful life of certain servers and network equipment from five to six years, which we expect to result in a reduction of depreciation of approximately $7 million for the full fiscal year 2025 for assets in service as of
December 31, 2024. For additional information regarding the change in useful lives refer to Note 1. Principles and
Accounting Methods of our financial statements.
Components of Results of Operations
The key elements of our results of operations include:
Revenue
For Performance Media, we primarily generate revenues by delivering personalized display advertisements featuring product-level recommendations either directly to clients or to advertising agencies. Such products are generally sold based on a click or impression based pricing model. Revenues are recognized when an ad is clicked on or displayed to the end user as that is when we transfer control of promised services directly to our clients in an amount that reflects the consideration to which we expect to be entitled to in exchange for those services. The amount we charge to the customers varies depending on the optimization strategy of the Criteo engine, the dynamics and performance of the market, amongst other factors. Performance Media revenue can be recognized on a gross or net basis as we act either as a principal or an agent in the transaction.

For Retail Media, we generate revenue by providing our platform to brands, agencies and retailers for the purchase and sale of digital advertising inventory. Generally, our revenue is based on a percentage of working media spend that runs through our platform. The working media spend running through the platform depends on various factors, such as but not limited to the number of customers using the platform and the budgets allocated by brands and agencies to the Criteo platform. In Retail Media, we also generate revenue through providing additional professional services to our customers.
Retail Media revenue is primarily recognized on a net basis, as we act as an agent in the transaction.
The determination of whether we act as a principal or an agent on a product or contract level is primarily based on the following factors: (i) whether we control the advertising inventory before it is transferred to our clients, (ii) whether we have inventory risks or purchase the inventory upfront and (iii) whether we have discretion in establishing prices.
Refer to Note 1. Principles and Accounting Methods of our financial statements for a description of our revenue recognition policies.
Cost of Revenue
Our cost of revenue includes traffic acquisition costs and other cost of revenue. Traffic acquisition costs consist primarily of purchases of impressions from publishers on a CPM basis, incurred to generate our revenues, for the Performance Media segment. We purchase impressions directly from publishers or third-party intermediaries, such as advertisement exchanges. We recognize cost of revenue on a publisher by publisher basis as incurred. Costs owed to publishers but not yet paid are recorded in our Consolidated Statements of Financial Position as trade payables. For a discussion of the trends we expect to see in traffic acquisition costs, see the section entitled " - Highlights and Trends - Contribution ex-TAC"
in Item 7.E -Trend Information below.
Other cost of revenue includes expenses related to depreciation of data center equipment, lease cost of data centers, cost of data purchased from third parties, digital taxes, and third-party hosting fees . The Company does not build or operate its own data centers and none of its Research and Development employments are dedicated to revenue generating activities.
As a result, we do not include the costs of such personnel in other cost of revenue.
Operating Expenses
Operating expenses consist of research and development, sales and operations, and general and administrative expenses.
Salaries, bonuses, equity awards compensation, pension benefits and other personnel-related costs are the most significant components of each of these expense categories.
Research and development expenses consist primarily of headcount-related expenses for our employees working in the engine, platform, site reliability engineering, scalability, infrastructure, engineering program management, product, analytics and other teams, including salaries, bonuses, share-based compensation and other personnel related costs. Also included are non-personnel costs such as subcontracting, consulting and professional fees to third-party development resources, allocated overhead, including internal IT and depreciation and amortization costs. These expenses are partially offset by the French research tax credit that is conditional upon the level of our expenditures in research and development.
Sales and operations expenses consist primarily of headcount-related expenses for our employees working in our sales, account strategy, sales operations, publisher business development, analytics, marketing, technical solutions, creative services and other teams, including salaries, bonuses, share-based compensation, and other personnel-related costs.
Additional expenses in this category include travel and entertainment, marketing and promotional events, marketing activities, provisions for doubtful accounts, subcontracting, consulting and professional fees paid to third parties, allocated overhead, including internal IT costs.
General and administrative expenses consist primarily of headcount-related expenses, including salaries, bonuses, share-
based compensation, pension benefits and other personnel-related costs for our administrative, legal, information technology, human resources, facilities and finance teams. Additional expenses included in this category include travel-
related expenses, subcontracting and professional fees, audit fees, tax services and legal fees, as well as insurance and other corporate expenses, along with allocated overhead, including internal IT costs.

Financial and Other Income (Expense)
Financial and Other Income (Expense) primarily consists of:
•Exchange differences arising on the settlement or translation into local currency of monetary balance sheet items labeled in euros (the Company's functional currency). At December 31, 2024, our exposure to foreign currency risk was centralized at parent company level and hedged. These exchange differences in euro are then translated into U.S.
dollars (the Company's reporting currency) according to the average euro/U.S. dollar exchange rate.
•Interest received on our cash and cash equivalents and interest incurred on outstanding borrowings under our debt loan agreements and revolving credit facilities ("RCFs").
•Other income (expense) mainly arising from gains and losses on investments.
Provision for Income Taxes
We are subject to income taxes in France, the U.S. and numerous other jurisdictions. We recognize tax liabilities based on estimates of whether additional taxes will be due. These tax liabilities are recognized when we believe that certain positions may not be fully sustained upon review by tax authorities, notwithstanding our belief that our tax return positions are supportable.
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

Results of Operations for the Years Ended December 31, 2024, 2023 and 2022
Revenue breakdown by segment

	Year Ended December 31,
	2024	2023	2022	2024 vs 2023	2023 vs 2022
	(in thousands)
Revenue as reported	$1,933,289	$1,949,445	$2,017,003	(1)%	(3)%
Conversion impact U.S. dollar/other currencies	24,509	8,927	147,636
Revenue at constant currency	$1,957,798	$1,958,372	$2,164,639	—%	(3)%

Retail Media as reported	$258,303	$209,007	$202,317	24%	3%
Conversion impact U.S. dollar/other currencies	572	(1,143)	4,975
Retail Media at constant currency	$258,875	$207,864	$207,292	24%	3%

Performance Media revenue as reported	$1,674,986	$1,740,438	$1,814,686	(4)%	(4)%
Conversion impact U.S. dollar/other currencies	23,937	10,070	142,661
Performance Media revenue at constant currency	$1,698,923	$1,750,508	$1,957,347	(2)%	(4)%
2024 Compared to 2023
Revenue in 2024 decreased $(16.2) million, or (1)% (or flat on a constant currency basis) to $1,933.3 million compared to
2023.
The year-over-year decrease in revenue was driven by lower Performance Media revenue, partially offset by the increase in Retail Media revenue. Performance Media revenue decreased (4)% (or (2)% on a constant currency basis) to $1,675.0 million for 2024, driven by lower spend in our media trading marketplace, soft retail trends, partially offset by continued
strength in travel and classifieds.
Retail Media revenue increased 24% (or 24% on a constant currency basis) to $258.3 million for 2024, driven by continued
strength in Retail Media onsite, in particular in the U.S. market, and growing network effects of onboarding brands and retailers to the platform.
2023 compared to 2022
Revenue in 2023 decreased $(67.6) million, or (3)% (or (3)% on a constant currency basis) to $1,949.4 million compared to
2022. The year-over-year decrease in revenue was driven by lower Performance Media partially offset by the increase in
Retail Media revenue. Performance Media revenue decreased (4)% (or (4)% on a constant currency basis) to $1,740.4 million for 2023, reflecting decreased spend from large clients, notably on our retargeting solutions, as they adjusted their advertising budgets to the uncertain macro economic environment. This was partially offset by the contribution from the acquisition of Iponweb that was completed in August 2022.
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
increased 26% (or 26% on a constant currency basis) in the year ended December 31, 2023, mainly driven by strength in the U.S. market.

Revenue breakdown by region

	Year Ended December 31,			% change
	2024	2023	2022	2024 vs 2023	2023 vs 2022
	(in thousands)
Revenue as reported	$1,933,289	$1,949,445	$2,017,003	(1)%	(3)%
Conversion impact U.S. dollar/other currencies	24,509	8,927	147,636
Revenue at constant currency	$1,957,798	$1,958,372	$2,164,639	—%	(3)%

Americas
Revenue as reported	$892,175	$887,247	$891,267	1%	—%
Conversion impact U.S. dollar/other currencies	3,816	(2,638)	(596)
Revenue at constant currency	$895,991	$884,609	$890,671	1%	(1)%

EMEA
Revenue as reported	$676,455	$672,610	$706,861	1%	(5)%
Conversion impact U.S. dollar/other currencies	1,283	(28,430)	86,587
Revenue at constant currency	$677,738	$644,180	$793,448	1%	(9)%

Asia-Pacific
Revenue as reported	$364,659	$389,588	$418,875	(6)%	(7)%
Conversion impact U.S. dollar/other currencies	19,410	39,995	61,645
Revenue at constant currency	$384,069	$429,583	$480,520	(1)%	3%
2024 Compared to 2023
Our revenue in the Americas region increased $4.9 million or 1% (or 1% on a constant currency basis) to $892.2 million for
2024 compared to 2023. This reflects continued strong performance of Retail Media as the platform continues to scale with large retailers and consumer brands, and strength in travel and classifieds in Performance Media, partially offset by soft retail trends and lower spend in our media trading marketplace and supply.
Our revenue in the EMEA region increased $3.8 million, or 1% (or 1%) on a constant currency basis) to $676.5 million for
2024 compared to 2023. This increase was driven by continued traction in Retail Media and continued strength in travel and classifieds, partially offset by soft retail trends.
Our revenue in the Asia-Pacific region decreased $(24.9) million, or (6)% (or (1)% on a constant currency basis) to
$364.7 million for 2024 compared to 2023. The decrease was driven by soft classified trends, partially offset by solid retail and travel trends in the region.
Additionally, $1,933.3 million of revenue for 2024 was negatively impacted by $24.5 million of currency fluctuations, particularly as a result of the depreciation of the euro compared to the U.S. dollar.
2023 Compared to 2022
Our revenue in the Americas region decreased $(4.0) million or (0.5)% (or (1)% on a constant currency basis) to
$887.2 million for 2023 compared to 2022. This reflects negative retail trends in Performance Media and the impact of recognizing revenue on a net basis for clients transitioning to the Company's platform, partially offset by the continued
strong performance of Retail Media, as the platform continues to scale with consumer brands and large retailers and growing network effects of the platform.
Our revenue in the EMEA region decreased $(34.3) million, or (5)% (or (9)% on a constant currency basis) to
$672.6 million for 2023 compared to 2022. This decrease was driven by negative retail trends in Performance Media, in particular in the UK and France, and  the suspension of our business in Russia effective as of March 2022, partially offset by the positive performance of Retail Media across the region.
Our revenue in the Asia-Pacific region decreased $(29.3) million, or (7)% (or increased 3% on a constant currency basis) to
$389.6 million for 2023 compared to 2022. The increase was driven by higher spend from retail clients in the region, in particular in Thailand and South Korea.
Additionally, $1,949.4 million of revenue for 2023 was negatively impacted by $8.9 million of currency fluctuations, particularly as a result of the appreciation of the euro compared to the U.S. dollar.
Cost of Revenue

	Year Ended December 31,			% change
	2024	2023	2022	2024 vs 2023	2023 vs 2022
	(in thousands, except percentages)
Traffic acquisition costs	$811,806	$926,839	$1,088,779	(12)%	(15)%
Other cost of revenue	138,512	159,562	133,024	(13)%	20%
Total cost of revenue	$950,318	$1,086,401	$1,221,803	(13)%	(11)%
% of revenue	49%	56%	61%
% of Gross profit	51%	44%	39%

	Year Ended December 31,			% change
	2024	2023	2022	2024 vs 2023	2023 vs 2022
	(in thousands, except percentages)
Retail Media	$4,457	$5,547	$40,957	(20)%	(86)%
Performance Media	807,349	921,292	1,047,822	(12)%	(12)%
Traffic Acquisition Costs	$811,806	$926,839	$1,088,779	(12)%	(15)%
2024 Compared to 2023
Cost of revenue for 2024 decreased $(136.1) million, or (13)%, compared to 2023. This decrease was primarily the result of a $(115.0) million, or (12)% decrease in traffic acquisition costs (or (11)% on a constant currency basis), and $(21.1)
million, or (13)% decrease in other cost of revenue.
The decrease in Performance Media's traffic acquisition costs of (12)% (or (11)% decrease on a constant currency basis)
related primarily to the (19)% decrease in the average CPM for inventory purchased, including lower CPMs for signal-
limited environments where Criteo continues to perform, partially offset by an 8% increase in the number of impressions we purchased, reflecting our expanding relationships with existing and new publisher partners, in particular through direct connections, to support client demand for advertising campaigns. Traffic acquisition costs in Retail Media decreased by
(20)%.
The decrease in other cost of revenue includes a decrease in depreciation of data center servers of $(11.2) million, other cost of sales of $(7.5) million and hosting costs of $(2.4) million.
2023 Compared to 2022
Cost of revenue for 2023 decreased $(135.4) million, or (11)%, compared to 2022. This decrease was primarily the result of a $(161.9) million, or (15)% decrease in traffic acquisition costs (or (14)% on a constant currency basis), partially offset by a $26.5 million, or 20% increase in other cost of revenue.

The decrease in Performance Media's traffic acquisition costs of (12)% (or (11)% decrease on a constant currency basis)
related primarily to the (13)% decrease in the average CPM for inventory purchased, including lower CPMs for signal-
limited environments where Criteo continues to perform, partially offset by a 1% increase in the number of impressions we purchased, reflecting our expanding relationships with existing and new publisher partners, in particular through direct connections, to support client demand for advertising campaigns. Traffic acquisition costs in Retail Media decreased by
(86)% reflecting the technical and transitory impact related to the client migration of our platform, as we recognize revenue on a net basis.
The increase in other cost of revenue includes an increase in hosting costs of $27.9 million and other cost of sales of $3.7 million, offset by a decrease of $(5.1) million in depreciation of data center servers.
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
The below table provides a reconciliation of Contribution ex-TAC to gross profit:

	Year Ended December 31,			% change
	2024	2023	2022	2024 vs 2023	2023 vs 2022
	(in thousands, except percentages)
Gross Profit	$982,971	$863,044	$795,200	14%	9%
Other Cost of Revenue	138,512	159,562	133,024	(13)%	20%
Contribution ex-TAC	$1,121,483	$1,022,606	$928,224	10%	10%

The following table sets forth our revenue and Contribution ex-TAC by segment:

		Year Ended December 31,			% change
	Segment	2024	2023	2022	2024 vs 2023	2023 vs 2022
		(in thousands)
Revenue	Retail Media	$258,303	$209,007	$202,317	24%	3%
	Performance Media	1,674,986	1,740,438	1,814,686	(4)%	(4)%
	Total	$1,933,289	$1,949,445	$2,017,003	(1)%	(3)%

Contribution ex-TAC	Retail Media	$253,846	$203,460	$161,360	25%	26%
	Performance Media	867,637	819,146	766,864	6%	7%
	Total	$1,121,483	$1,022,606	$928,224	10%	10%
Gross Profit increased $119.9 million, or 14% for the twelve months ended December 31, 2024 compared to the twelve months ended December 31, 2023, and Contribution ex-TAC increased $98.9 million, or 10% for the twelve months ended
December 31, 2024 compared to the twelve months ended December 31, 2023. The increase in Gross Profit and
Contribution ex-TAC was driven by continuous growth in Retail Media, in particular in the U.S. market, and lower traffic acquisition costs in Performance Media, related primarily to the decrease of the average CPM for inventory purchased.
Gross Profit increased $67.8 million, or 9% for the twelve months ended December 31, 2023 compared to the twelve months ended December 31, 2022, and Contribution ex-TAC increased $94.4 million, or 10% for the twelve months ended
December 31, 2023 compared to the twelve months ended December 31, 2022. The increase in Gross Profit and
Contribution ex-TAC was driven the strong performance with large retailers across the U.S. and EMEA in Retail Media, and by the contribution from the acquisition of Iponweb in Performance Media.
Constant Currency Reconciliation

	Year Ended December 31,			% change
	2024	2023	2022	2024 vs 2023	2023 vs 2022
	(in thousands)
Revenue as reported	$1,933,289	$1,949,445	$2,017,003	(1)%	(3)%
Conversion impact U.S. dollar/other currencies	24,509	8,927	147,636
Revenue at constant currency	$1,957,798	$1,958,372	$2,164,639	—%	(3)%

Traffic acquisition costs as reported	$811,806	$926,839	$1,088,779	(12)%	(15)%
Conversion impact U.S. dollar/other currencies	9,529	5,815	63,434
Traffic acquisition cost at constant currency	$821,335	$932,654	$1,152,213	(11)%	(14)%

Contribution ex-TAC as reported	$1,121,483	$1,022,606	$928,224	10%	10%
Conversion impact U.S. dollar/other currencies	14,980	3,112	84,202
Contribution ex-TAC at constant currency	$1,136,463	$1,025,718	$1,012,426	11%	11%

Other cost of revenue as reported	$138,512	$159,562	$133,024	(13)%	20%

Gross profit as reported	$982,971	$863,044	$795,200	14%	9%

Research and Development Expenses

	Year Ended December 31,			% change
	2024	2023	2022	2024 vs 2023	2023 vs 2022
	(in thousands, except percent of revenue)
Research and development expenses	$279,341	$242,289	$187,596	15%	29%
% of revenue	14%	12%	9%
2024 Compared to 2023
Research and development expenses for 2024 increased $37.1 million, or 15%, compared to 2023. This increase mainly related to an increase in amortization of intangibles and headcount-related expenses.
2023 Compared to 2022
Research and development expenses for 2023 increased $54.7 million, or 29%, compared to 2022. This increase mainly related to an increase in share-based compensation related to the Iponweb acquisition, amortization of Iponweb acquisition-related intangible assets and the headcount-related expenses.
Sales and Operations Expenses

	Year Ended December 31,			% change
	2024	2023	2022	2024 vs 2023	2023 vs 2022

	(in thousands, except percent of revenue)
Sales and operations expenses	$376,090	$406,012	$377,996	(7)%	7%
% of revenue	19%	21%	19%

2024 Compared to 2023
Sales and operations expenses for 2024 decreased $(29.9) million, or (7)%, compared to 2023. This decrease was mainly driven by a decrease in headcount-related expenses, bad debt expense and rent and facilities cost partially offset by marketing costs.
2023 Compared to 2022
Sales and operations expenses for 2023 increased $28.0 million, or 7%, compared to 2022. This increase was mainly driven by an increase in headcount-related expenses and share-based compensation offset by a decrease in marketing expenses.

General and Administrative Expenses

	Year Ended December 31,			% change
	2024	2023	2022	2024 vs 2023	2023 vs 2022
	(in thousands, except percent of revenue)
General and administrative expenses	$176,138	$137,525	$205,330	28%	(33)%
% of revenue	9%	7%	10%
2024 Compared to 2023
General and administrative expenses for 2024 increased $38.6 million, or 28%, compared to 2023. This increase was mainly related to the partial reversal of the loss contingency in 2023 related to the CNIL matter as described in Note 20, as well as third party services costs partially offset by a decrease of headcount-related expenses.
2023 Compared to 2022
General and administrative expenses for 2023 decreased $(67.8) million, or (33)%, compared to 2022. This decrease was mainly related to the partial reversal of the loss contingency related to the CNIL matter as described in Note 20.
Financial and Other Income (Expense)

	Year Ended December 31,			% change
	2024	2023	2022	2024 vs 2023	2023 vs 2022
	(in thousands, except percent of revenue)
Financial and Other Income (Expense)	$3,095	$(2,490)	$17,783	(224)%	(114)%
% of revenue	0.2%	(0.1)%	0.9%
2024 Compared to 2023
Financial and Other Income for 2024 increased by $5.6 million, or (224)% compared to 2023. The $3.1 million financial and other income for the period ended December 31, 2024 was mainly driven by interests income offset by the recognition of a negative impact of foreign exchange, including end of year noncash marked to market, the accretion of earn-out liability related to the Iponweb acquisition and financial expense relating to our €407 million available Revolving Credit Facility
(RCF).
2023 Compared to 2022
Financial and Other Expense for 2023 decreased by $(20.3) million, or (114)% compared to 2022. The $(2.5) million financial and other expense for the period ended December 31, 2023 was mainly driven by proceeds from disposal of non consolidated investments fully offset by the recognition of a negative impact of foreign exchange, the accretion of earn-out liability related to the Iponweb acquisition and financial expense relating to our €407 million available Revolving Credit
Facility (RCF).

Provision for Income Taxes

	Year Ended December 31,			% change
	2024	2023	2022	2024 vs 2023	2023 vs 2022
	(in thousands, except percent information)
Provision for income taxes	$39,784	$20,084	$31,186	98%	(36)%
% of revenue	2%	1%	2%
Effective tax rate	25.8%	26.9%	74.1%
2024 Compared to 2023
The provision for income taxes for 2024 increased by $19.7 million, or 98%, compared to 2023, due to the increase in profit before income taxes due to higher Contribution ex-TAC, and cost reduction actions.
The annual effective tax rate for 2024 was 25.8%, compared to an annual effective tax rate of 26.9% for 2023. The annual effective tax rate differs from the statutory rates primarily due to the impact of the domestic tax deduction applicable to technology royalty income we received from our subsidiaries, non deductible payroll expenses, differences in tax rates in foreign jurisdictions, tax loss carryforwards in certain foreign subsidiaries, non-recognition of deferred tax assets related to tax losses and temporary differences, recognition of previously unrecognized tax losses and equity awards compensation expense.
In 2024, our income before taxes increased by $79.8 million to $154.5 million, compared to 2023, generating a
$39.9 million theoretical income tax expense at a nominal standard French tax rate of 25.8%. This theoretical tax expense is impacted mainly by the following items contributing to a $39.8 million effective tax expense and a 25.8% effective tax rate: $5.7 million of net effect of share-based compensation, $7.7 million of permanent differences mainly employee costs, offset by $(5.8) million tax deduction resulting from technology royalty income we received from our subsidiaries, and the recognition or reversal of valuation allowance on deferred tax assets of $(5.8) million. Please see Note 18 to our audited consolidated financial statements for more detailed information on the provision for income taxes.
As of December 31, 2024, the adoption of Pillar Two resulted in an impact of $3.0 million recognized in Provision for income taxes within the Consolidated Statement of Operations. The global regulatory environment, including the introduction of Pillar Two, adds uncertainty on the future business environment. We will continue to assess the ongoing impact of Pillar Two as additional guidance becomes available.
Amounts recognized in our Consolidated Financial Statements are calculated at the level of each subsidiary within our
Consolidated Financial Statements.
As at December 31, 2024, 2023 and 2022, the valuation allowance against net deferred income taxes amounted to
$27.6 million, $29.8 million and $31.1 million, which related mainly to Criteo Corp. ($5.9 million, $5.7 million and
$5.7 million, respectively), Criteo Brazil ($— million, $2.7 million and $3.3 million, respectively), Criteo Ltd ($9.3 million,
$10.7 million and $8.1 million, respectively), Criteo Singapore ($— million, $1.2 million and $1.5 million), Criteo Australia
Pty ($2.9 million, $2.9 million and $2.6 million)  and Criteo France ($8.7 million, $5.0 million and $6.5 million, respectively).
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

In 2023, our income before taxes increased by $32.7 million to $74.7 million, compared to 2022, generating a $19.3 million theoretical income tax expense at a nominal standard French tax rate of 25.8%. This theoretical tax expense is impacted mainly by the following items contributing to a $20.1 million effective tax expense and a 26.9% effective tax rate:
$8.8 million of net effect of share-based compensation, $2.8 million of permanent differences mainly employee costs,
$0.9 million of deferred tax assets on which we recognized a valuation allowance, offset by $(4.3) million tax deduction resulting from technology royalty income we received from our subsidiaries, $(5.5) million resulting from the non-tax deductible provision following the loss contingency on regulatory matters (refer to Note 20), and the recognition or reversal of valuation allowance on deferred tax assets of $(1.8) million. Please see Note 18 to our audited consolidated financial statements for more detailed information on the provision for income taxes.
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

	Year Ended December 31,			% change
	2024	2023	2022	2024 vs 2023	2023 vs 2022
	(in thousands, except percent information)
Net Income (loss)	$114,713	$54,644	$10,875	110%	402%
Adjustments:
Financial (Income) expense	(3,095)	2,805	(17,053)	(210)%	116%
Provision for income taxes	39,784	20,084	31,186	98%	(36)%
Equity awards compensation expense	105,742	99,222	65,035	7%	53%
Pension service costs	495	401	1,756	23%	(77)%
Depreciation and amortization expense	101,193	99,653	89,018	2%	12%
Acquisition-related costs	1,439	1,894	12,584	(24)%	(85)%
Net loss contingency on regulatory matters	—	(21,632)	63,221	100%	(134)%
Restructuring, integration and transformation costs	29,847	44,727	10,677	(33)%	319%
Total net adjustments	275,405	247,154	256,424	11%	(4)%
Adjusted EBITDA	$390,118	$301,798	$267,299	29%	13%
The following table presents our Adjusted EBITDA on a comparative basis:

	Year Ended December 31,			% change
	2024	2023	2022	2024 vs 2023	2023 vs 2022
	(in thousands, except percent information)
Net Income	$114,713	$54,644	$10,875	110%	402%
Adjusted EBITDA	$390,118	$301,798	$267,299	29%	13%
Net income increased $60.1 million, or 110% for the twelve months ended December 31, 2024 compared to the twelve months ended December 31, 2023, and Adjusted EBITDA increased $88.3 million, or 29% for the twelve months ended
December 31, 2024 compared to the twelve months ended December 31, 2023. The increase in Net Income and Adjusted
EBITDA was primarily due to higher Contribution ex-TAC and cost reduction actions
Net income increased $43.8 million, or 402% for the twelve months ended December 31, 2023 compared to the twelve months ended December 31, 2022, and Adjusted EBITDA increased $34.5 million, or 13% for the twelve months ended
December 31, 2023 compared to the twelve months ended December 31, 2022. The increase in Net Income was primarily due to higher Contribution ex-TAC, cost reduction actions and the partial reversal of the loss contingency related to the
CNIL matter described in Note 20. The increase in Adjusted EBITDA was primarily due to higher Contribution ex-TAC and cost reduction actions.

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

	Three Months Ended
	December 31, 2024	September 30, 2024	June 30, 2024	March 31, 2024	December 31, 2023	September 30, 2023	June 30, 2023	March 31, 2023
	(in thousands)
Consolidated Statements of Income Data:
Revenue	$553,035	$458,892	$471,307	$450,055	$566,302	$469,193	$468,934	$445,016
Cost of revenue
Traffic acquisition costs	218,636	192,789	204,214	196,167	249,926	223,798	228,717	224,398
Other cost of revenue	33,428	34,171	34,248	36,665	39,750	40,268	40,435	39,109
Gross profit	300,971	231,932	232,845	217,223	276,626	205,127	199,782	181,509
Operating expenses
Research and development expenses	67,559	85,285	59,639	66,858	48,402	62,522	67,775	63,590
Sales and operations expenses	97,356	90,823	95,069	92,842	97,687	94,572	112,511	101,242
General and administrative expenses	41,548	46,222	41,199	47,169	42,219	36,599	18,537	40,170
Total operating expenses	206,463	222,330	195,907	206,869	188,308	193,693	198,823	205,002
Income (loss) from operations	94,508	9,602	36,938	10,354	88,318	11,434	959	(23,493)
Financial and Other income (expense)	2,206	(8)	(284)	1,181	(4,498)	(2,967)	(1,852)	6,827
Income (loss) before taxes	96,714	9,594	36,654	11,535	83,820	8,467	(893)	(16,666)
Provision for income taxes	24,770	3,450	8,595	2,969	21,769	1,832	1,078	(4,595)
Net income (loss)	$71,944	$6,144	$28,059	$8,566	$62,051	$6,635	$(1,971)	$(12,071)
Net income (loss) available to shareholders of Criteo S.A.	71,095	6,245	26,987	7,244	61,017	6,927	(2,874)	(11,809)

B.Liquidity and Capital Resources.
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
At December 31, 2024, our exposure to foreign currency risk was centralized at Criteo S.A. and hedged using foreign currency swaps or forward purchases or sales of foreign currencies.

Foreign Currency Risk
A hypothetical 10% increase or decrease of the Pound Sterling, the euro, the Japanese yen or the Brazilian real against the
U.S. dollar would have impacted the Consolidated Statements of Income as follows:

	Year Ended December 31,
	2024		2023		2022
	(in thousands)
GBP/USD	+10%	-10%	+10%	-10%	+10%	-10%
Net income (loss) impact	$245	$(245)	$(86)	$86	$(444)	$444

	Year Ended December 31,
	2024		2023		2022
	(in thousands)
BRL/USD	+10%	-10%	+10%	-10%	+10%	-10%
Net income (loss) impact	$275	$(275)	$220	$(220)	$(235)	$235

	Year Ended December 31,
	2024		2023		2022
	(in thousands)
JPY/USD	+10%	-10%	+10%	-10%	+10%	-10%
Net income (loss) impact	$4,065	$(4,065)	$408	$(408)	$2,489	$(2,489)

	Year Ended December 31,
	2024		2023		2022
	(in thousands)
EUR/USD	+10%	-10%	+10%	-10%	+10%	-10%
Net income (loss) impact	$4,003	$(4,003)	$156	$(156)	$(2,169)	$2,169
Counterparty Risk
As of December 31, 2024, we show a positive net cash position. We utilize cash pooling arrangements, reinforcing cash management centralization. Investment and financing decisions are governed by our Investment and Risk Management
Policy and carried out by our internal central treasury function, ensuring investments are entered into with high credit ratings, balanced counterparties.

Liquidity Risk
Sources of Liquidity
Our principal sources of liquidity are our cash and cash equivalents and cash generated from operations. We have never declared or paid any cash dividends on our ordinary shares. We do not anticipate paying cash dividends on our equity securities in the foreseeable future.
We are party to several revolving credit facilities with several third-party financial institutions. Our revolving credit facilities as of December 31, 2024 are presented in the table below:

	Nominal/ Authorized amounts	Amount drawn as of December 31, 2024	Amount Outstanding as of December 31, 2024
Nature	(in thousands)			Interest rate	Settlement date

Bank Syndicate Revolving Credit Facility - September 2022	€407,000	€—	€407,000	Floating rate: EURIBOR / SOFR + margin depending on leverage ratio	September 2027
Other short-term lines of credit	€21,500	€—	€21,500	EURIBOR
For additional information regarding our resolving credit facilities , please refer to Note 11 - Financial Liabilities.
The Bank Syndicate Revolving Line of Credit is unsecured and contains customary events of default and covenants, including compliance with a total net debt to adjusted EBITDA ratio and restrictions on the incurrence of additional indebtedness. As of year-end December 31, 2024, we were in compliance with the required covenants. On November 17,
2023, we updated certain terms of our syndicated credit facility to a €407 million ($423 million) sustainability-linked credit facility. Certain terms and conditions of the amended credit facility are now linked to our sustainability goals to increase the representation of women in tech roles and reduce our GHG emissions, while the rest of the credit facility agreement remains unchanged.
We are also party to short-term credit lines in the form of overdraft facilities with HSBC Holdings plc, LCL and BNP Paribas.
We are authorized to draw up to a maximum of €21.5 million ($22.3 million) in the aggregate under those short-term credit lines and overdraft facilities. As of December 31, 2024, we had not drawn on either of these facilities. Our banks have the ability to terminate such facilities on short notice.
Our cash and cash equivalents and restricted cash at December 31, 2024 were held for working capital and general corporate purposes, which could include acquisitions, and amounted to $290.9 million as of December 31, 2024. The
$(120.4) million decrease in cash and cash equivalents and restricted cash compared with December 31, 2023 primarily resulted from an increase of $258.2 million in cash from operating activities, offset by a $(97.9) million decrease in cash for investing activities, and by a decrease of $(270.5) million in cash for financing activities. In addition, the cash flows were also negatively impacted by $(10.2) million due to foreign exchange rates impact on our consolidated cash position in USD over the period. We do not enter into investments for trading or speculative purposes. Our policy is to invest any cash in excess of our immediate requirements in investments designed to preserve the principal balance and provide liquidity.
Accordingly, our cash and cash equivalents are invested primarily in demand deposit accounts and term deposit accounts.
Furthermore, Criteo had financial liquidity of approximately $782.3 million, including its cash position, short term investments, its Revolving Credit Facility and treasury shares available for acquisitions as of December 31, 2024. Overall, we believe that our current financial liquidity, combined with our expected cash-flow generation in 2025, enables financial flexibility and the meeting of all material contractual obligations.

Share Buy-back Programs
In December 2022, we completed a $136.0 million share repurchase program. In 2023, we completed an additional
$125.0 million share repurchase, and in 2024, we completed an additional $224.6 million share repurchase.
All above programs have been implemented under our multi-year authorization granted by Board of Directors. In January
2025, this authorization was extended to a total amount of up to $805.0 million. Other than these repurchase programs, we intend to retain all available funds and any future earnings to fund our growth.
Operating and Capital Expenditure Requirements
In 2024, 2023 and 2022, our net capital expenditures were $(76.6) million, $(114.3) million and $(55.8) million, respectively, primarily related to the acquisition of data center and server equipment, and internal IT systems. We expect our capital expenditures to remain at, or slightly below, 5% of revenue for 2025, as we plan to continue to build, reshape and maintain additional data center equipment capacity in all regions and we keep investing in our Commerce Media Platform.
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
Historical Cash Flows
The following table sets forth our cash flows for 2024, 2023 and 2022 :

	Year Ended December 31,
	2024	2023	2022
	(in thousands)

Cash flows provided by operating activities	$258,161	$224,246	$255,985
Cash used in investing activities	(97,901)	(108,712)	(166,119)
Cash used for financing activities	$(270,499)	$(147,254)	$(113,044)
Our cash and cash equivalents at December 31, 2024 were held for working capital and general corporate purposes, which could include acquisitions. The decrease in cash and cash equivalents compared with December 31, 2023, primarily resulted from an increase of $258.2 million in cash flows from operating activities fully offset by a decrease of $(97.9)
million in cash flows used for investing activities and a decrease of $(270.5) million in cash flows used for financing activities.

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
In 2024, net cash flows provided by operating activities were $258.2 million and consisted of net income of $114.7 million,
$192.1 million in adjustments for noncash and nonoperating items and $(48.7) million of cash flows from working capital and other assets and liabilities. Adjustments for noncash and nonoperating items mainly consisted of depreciation and amortization expense of $87.8 million and equity awards compensation expense of $106.6 million. The $(48.7) million decrease in cash resulting from changes in working capital primarily consisted of a $(28.5) million increase in accounts receivable and a $(17.2) million decrease in accounts payable, partly driven by the mix of our segments, largely related to the acceleration of Retail Media. The $33.9 million increase of cash flow from operating activities during 2024 compared to
2023, was mostly due to the 2023 payment of $(43.3) million of a contingent liability for regulatory matters.
Investing Activities
In 2024, net cash flows used in investing activities were $97.9 million and consisted of $76.6 million for net purchases of servers and other data center equipment and capitalized software development costs, and $20.7 million change in other noncurrent financial assets resulting from investments in Marketable Securities (see Note 5). The $10.8 million decrease in cash used in investing activities during 2024 compared to 2023, was mostly due to decreases of the purchases of servers and other data center equipment and capitalized software development costs.
Financing Activities
In 2024, net cash used in financing activities was $270.5 million mainly resulting from the $224.6 million impact from our share repurchase program, a $52.0 million payout of the earn-out liability resulting from the Iponweb Acquisition, partially offset by $4.6 million in proceeds from stock-options exercises. The $123.2 million increase in cash used in financing activities during 2024 compared to 2023, was mostly due to the increase of our share repurchase program and the final payment of the earn-out liability resulting from the Iponweb Acquisition.
C.Off-balance Sheet Arrangements.
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
D.Tabular Disclosure of Contractual Obligations.
Our principal commitments consist of non-cancelable operating leases for our various office facilities and data centers, and other contractual commitments consisting of obligations to our hosting services providers, and providers of software as a service.
The following table discloses aggregate information about material contractual obligations and periods in which payments were due as of December 31, 2024. Future events could cause actual payments to differ from these estimates.

	Less than 1 year	1 to 5 years	More than 5 years	Total
	(in thousands of U.S. Dollars)
Operating Leases	$30,080	$68,627	$15,408	$114,115
Other purchase obligations	58,027	18,728	—	76,755
Total	$88,107	$87,355	$15,408	$190,870
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
Contingent Consideration
As part of the Iponweb Acquisition, the Sellers were entitled to contingent consideration of a maximum of $100.0 million, which was subject to the achievement of certain revenue targets by the Iponweb business for the 2022 and 2023 fiscal years. The earn out liability was fully settled during the year 2024.  See Note 13 - Other Current Liabilities.
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
See Note 12 Leases, Note 13 Other Current and Noncurrent Liabilities, Note 18 Income Taxes and Note 20 Commitments
and contingencies in the notes to the consolidated financial statements included in Part II, Item 8, and "Legal Proceedings"
contained in Part I, Item 3 of this Form 10-K for additional information regarding leases and contractual commitments, long-
term debt, taxes, and contingencies.

E.Trend Information
Key Metrics
We review three key metrics to help us monitor the performance of our business and to identify trends affecting our business. These key metrics include number of clients, Contribution ex-TAC, and Adjusted EBITDA. We believe these metrics are useful to understanding the underlying trends in our business. The following table summarizes our key metrics for 2024, 2023 and 2022.

	Year Ended December 31,
	2024	2023	2022
	(in thousands, except number of clients)

Number of clients (1)	17,269	18,197	18,990
Contribution ex-TAC	$1,121,483	$1,022,606	$928,224
Adjusted EBITDA	$390,118	$301,798	$267,299
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
Number of Clients
We define a client to be a unique party with a signed contract and for whom we have delivered an advertisement or monetized inventory during the previous 12 months. We count distinct brands or divisions within the same business as separate clients if they have insertion orders with us. For certain Retail Media solutions, we count the parent company as a single client, even if multiple brands under that company have signed separate contracts. When working with advertising agencies, we generally attribute the client count to the advertiser rather than the agency. If a client's advertising spend is managed by multiple agencies, they are counted as a single client.
We believe that our ability to grow the number of clients is an important indicator of our revenue growth over time. Our client count may fluctuate quarterly due to the seasonal advertising trends and the timing of new client contributions.
Therefore, changes in client count does not necessarily correspond to changes in revenue for a given period.

Contribution ex-TAC
We define Contribution excluding Traffic Acquisition Costs, "Contribution ex-TAC", as a profitability measure akin to gross profit. It is calculated by deducting traffic acquisition costs from revenue and reconciled to gross profit through the exclusion of other cost of revenue. Contribution ex-TAC is not a measure calculated in accordance with U.S. GAAP. Contribution ex-
TAC because it is a key measure used by our management and board of directors to evaluate operating performance, generate future operating plans and make strategic decisions. In particular, we believe that this measure can provide useful measures for period-to-period comparisons of our business. Accordingly, we believe that Contribution ex-TAC provides useful information to investors and others in understanding and evaluating our results of operations in the same manner as our management and board of directors. Please see above for a discussion of the limitations of Contribution ex-TAC and a reconciliation of Contribution ex-TAC to gross profit, the most comparable U.S. GAAP measure in the Non-GAAP Financial
Measures section of this filing.
Our management views our Contribution ex-TAC as a key measure to evaluate, plan and make decisions on our business activities and sales performance. In particular, we believe this can provide a useful measure for period-to-period comparisons of our business. Accordingly, we believe that Contribution ex-TAC provides useful information to investors and others in understanding and evaluating our results of operations in the same manner as our management and board of directors. Contribution ex-TAC is not a measure calculated in accordance with U.S. GAAP. Please see above for a discussion of the limitations of Contribution ex-TAC and a reconciliation of Contribution ex-TAC to gross profit, the most comparable U.S. GAAP measure, for 2024 and 2023.
Adjusted EBITDA
Adjusted EBITDA represents our consolidated earnings before financial income (expense), income taxes, depreciation and amortization, adjusted to eliminate the impact of equity awards compensation expense, pension service costs, certain restructuring, integration and transformation costs, certain acquisition costs and a loss contingency related to a regulatory matter. Adjusted EBITDA is not a measure calculated in accordance with U.S. GAAP. Adjusted EBITDA is a key measure used by our management and board of directors to understand and evaluate our core operating performance and trends, to prepare and approve our annual budget and to develop short-term and long-term operational plans. In particular, we believe that the elimination of equity awards compensation expense, pension service costs, certain restructuring, integration and transformation costs, certain acquisition costs and a loss contingency related to a regulatory matter in calculating Adjusted EBITDA can provide a useful measure for period-to-period comparisons of our business,
Accordingly, we believe that Adjusted EBITDA provides useful information to investors and others in understanding and evaluating our results of operations in the same manner as our management and board of directors. Adjusted EBITDA is not a measure calculated in accordance with U.S. GAAP. Please see above for a discussion of the limitations of Adjusted
EBITDA and a reconciliation of Adjusted EBITDA to net income, the most comparable U.S. GAAP measure in the Non-
GAAP Financial Measures section of this filing.
Highlights and Trends
Number of Clients
We had approximately 17,300 clients as of December 31, 2024, down slightly compared to our client base as of December
31, 2023.
Our client base reflects our global footprint and our commercial expansion in existing markets, our continued development of large clients in the Retail vertical, especially in ecommerce, our expansion of midmarket clients and our penetration into the consumer brand vertical through some of our Retail Media offerings. We expect to continue to focus our attention and investment on further growing our client base across all regions, client categories and verticals, with continued strong focus on ecommerce.

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
We define client retention rate as the percentage of live clients during the previous quarter that continued to be live clients during the current quarter. This metric is calculated on a quarterly basis, and for annual periods, we use an average of the quarterly metrics. We define a live client as a client whose advertising campaign has or had been generating revenue for us on any day over the relevant measurement period. In each of 2024, 2023 and 2022, our client retention rate was approximately 90%.
Seasonality
Our client base consists primarily of businesses in the digital Retail, Travel and Classifieds industries, which we define as commerce clients. In the digital Retail industry and the consumer brand verticals in particular, many businesses devote the largest portion of their advertising spend to the fourth quarter of the calendar year, to coincide with increased holiday spending by consumers. With respect to Retail Media, the concentration of advertising spend in the fourth quarter of the calendar year is particularly pronounced. Our Retail clients typically conduct fewer advertising campaigns in the first and second quarters than they do in other quarters, while our Travel clients typically increase their travel campaigns in the first and third quarters and conduct fewer advertising campaigns in the second quarter. As a result, our revenue tends to be seasonal in nature, but the impact of this seasonality has, to date, been partly offset by our significant growth and geographic expansion. If the seasonal fluctuations become more pronounced, our operating cash flows could fluctuate materially from period to period.
Contribution ex-TAC
Our Contribution ex-TAC for 2024 was $1,121.5 million, an 11% increase over 2023, at constant currency. This performance was mainly driven by growth in Retail Media. We are focused on maximizing our Contribution ex-TAC on an absolute basis. We believe this focus builds sustainable long-term value for our business by fortifying a number of our competitive strengths, including access to digital advertising inventory, breadth and depth of data and continuous improvement of the Criteo AI Engine’s performance, allowing us to deliver more relevant advertisements at scale.
Adjusted EBITDA
Our Adjusted EBITDA for 2024 was $390.1 million, a 29% increase over 2023. Our increase in Adjusted EBITDA for 2024 compared to 2023 was primarily the result of the 10% increase in Contribution ex-TAC over the period, partly offset by a
3% increase in our Non-GAAP operating expenses. This drove a 35% adjusted EBITDA margin in 2024. Going forward, we intend to continue to optimize our operating model while continuing investments in AI innovation and scaling Retail Media capabilities. Adjusted EBITDA is not a measure calculated in accordance with U.S. GAAP. Please see above for a discussion of the limitations of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to net income, the most comparable U.S. GAAP measure.
F.Safe Harbor.
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
Item 9A.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Criteo carried out an evaluation as of December 31, 2024, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Disclosure controls and procedures are controls and other procedures designed to reasonably assure that information required to be disclosed in our reports filed or furnished under the Exchange Act, such as this Form 10-K, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.
Disclosure controls and procedures are also designed to reasonably assure that this information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure.
Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31,
2024, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Our management assessed, with the oversight of our board of directors, the effectiveness of our internal control over financial reporting as of December 31, 2024. In making this assessment, our management used the criteria established in the Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management has concluded that the Company's internal control over financial reporting was effective as of December 31, 2024. The effectiveness of the Company's internal control over financial reporting as of December 31, 2024 has been audited by
Deloitte & Associés, our independent registered public accounting firm, as stated in its attestation report, which appears on page F-2 of this Form 10-K.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and
15d-15(f) under the Exchange Act, that occurred during the quarter ended December 31, 2024, that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 9B.    Other Information
During the three months ended December 31, 2024, no directors or Section 16 officers of the Company adopted or terminated any Rule 10b5-1 trading arrangement or "non-Rule 10b5-1 trading arrangement," as each term is defined in
Item 408 of Regulation S-K.
Item 9C.    Disclosure Regarding Foreign Jurisdictions That Prevent Inspections
Not applicable.

PART III
Item 10.    Directors, Executive Officers and Corporate Governance
The information required by this item (other than the information set forth in the next paragraph in this Item 10) will be included in our definitive proxy statement with respect to our 2025 Annual Meeting of Shareholders to be filed with the
SEC, and is incorporated herein by reference.
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
Item 11.    Executive Compensation
The information called for by this item will be included in our definitive proxy statement with respect to our 2025 Annual
Meeting of Shareholders to be filed with the SEC, and is incorporated herein by reference.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder
Matters
The information called for by this item will be included in our definitive proxy statement with respect to our 2025 Annual
Meeting of Shareholders to be filed with the SEC, and is incorporated herein by reference.
Item 13.    Certain Relationships and Related Transactions, and Director Independence
The information called for by this item will be included in our definitive proxy statement with respect to our 2025 Annual
Meeting of Shareholders to be filed with the SEC, and is incorporated herein by reference.
Item 14.    Principal Accounting Fees and Services
The information called for by this item will be included in our definitive proxy statement with respect to our 2025 Annual
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
(b) Exhibits

		Incorporated by Reference
Exhibit	Description	Schedul e/ Form	File Number	Exhibit	File Date
2.1	Merger Agreement, dated as of October 3, 2016, by and among Criteo Corp., TBL Holdings, Inc., HookLogic, Inc. and Fortis Advisors LLC	8-K	001-36153	2.1	October 4, 2016
2.2	Amended and Restated Framework Purchase Agreement, dated as of August 1, 2022, by and among the Company, Sellers, Mr. Ljubisa Bogunovic in his capacity as trustee of the “IW General Management Trust” and Mr. Boris Mouzykantskii	10-Q	001-36153	2.1	August 5, 2022
3.1#	Updated By-laws (as of February 28, 2025) (English translation)
4.1	Amended and Restated Deposit Agreement, dated as of December 28, 2021, among the Company, the Bank of New York Mellon, as depositary, and all owners and holders from time to time of American Depositary Shares issued thereunder	8-K	001-36153	4.1	December 29, 2021
4.2#	Agreement to Furnish Debt Instruments
4.3	Description of Registrant's Securities	10-K	001-36153	4.3	March 2, 2020
10.1†	2014 Stock Option Plan (including forms of Stock Option Grant Agreement and Exercise Notice)	S-8	333-197373	99.1	July 11, 2014
10.2†	Amended 2016 Stock Option Plan (including forms of Stock Option Grant Agreement and Exercise Notice) (English Translation)	S-8	333-273476	99.1	July 27, 2023
10.3†	Summary of BSA Terms and Conditions	10-K	001-36153	10.7	February 29, 2016
10.4†	Form of BSA Grant Document (English translation)	10-K	001-36153	10.9	March 1, 2017
10.5†	Amended and Restated 2015 Time-Based Restricted Stock Units Plan (including form of Grant Letter) (English Translation)	S-8	333-273476	99.2	July 27, 2023
10.6†	Amended and Restated 2015 Performance-Based Restricted Stock Units Plan (including form of Grant Letter) (English Translation)	S-8	333-280977	99.3	July 24, 2024
10.7†	Criteo Executive Bonus Plan	10-K	001-36153	10.15	February 29, 2016
10.8	Amendment and Restatement Agreement, dated as of March 29, 2017, by and among the registrant, as borrower, and BNP Paribas, Crédit Lyonnais (LCL), HSBC France, Natixis and Société Générale Corporate & Investment Banking	8-K	001-36153	4.1	March 30, 2017

		Incorporated by Reference
Exhibit	Description	Schedul e/ Form	File Number	Exhibit	File Date
10.9	Form of Offer to Directors, Officers or Specifically Designated Persons to Subscribe Liability Insurance and Provide Indemnification	10-K	001-36153	10.22	March 1, 2019
10.10†	Management Agreement between the registrant and Megan Clarken, dated October 2, 2019	8-K	001-36153	10.1	October 30, 2019
10.11†	Amendment to Management Agreement between the registrant and Megan Clarken, dated November 22, 2019	10-K	001-36153	10.18	March 2, 2020
10.12	Multicurrency Revolving Facility Agreement, dated as of September 27, 2022, among the Company, certain of its subsidiaries, the lenders party thereto from time- to-time, BNP Paribas, Crédit Lyonnais (LCL), HSBC Continental Europe and Société Générale, as bookrunners and mandated lead arrangers, Bank of Montreal Europe PLC, Citibank N.A., London Branch and Crédit Industriel et Commercial (CIC), as mandated lead arrangers, BNP Paribas, as coordinator and documentation agent, Société Générale, as agent, and Société Générale and HSBC Continental Europe, as sustainability coordinators	8-K	001-36153	10.1	September 28, 2022
10.13	Amendment Agreement, dated as of November 17, 2023, between the Company, as borrower and guarantor, and Société Générale, as agent**	10-K	001-36153	10.21	February 23, 2024
10.14†	Amended and Restated Executive Employment Agreement, between Criteo Corp. and Brian Gleason, effective as of July 1, 2024	10-Q	001-36153	10.1	October 30, 2024
10.15†	Transition Agreement between Criteo Corp. and Megan Clarken, dated August 26, 2024	8-K	001-36153	10.1	August 26, 2024
10.16†#	Amended and Restated Executive Employment Agreement, between Criteo Corp. and Ryan Damon, effective as of November 1, 2024
10.17†#	Amended and Restated Executive Employment Agreement, between Criteo Corp. and Sarah Glickman, effective as of November 1, 2024
10.18†	Management Agreement between Criteo Corp. and Michael Komasinski, effective as of February 15, 2025	8-K	001-36153	10.1	January 14, 2025
19.1#	Criteo Insider Trading Policy
21.1#	List of Subsidiaries
23.1#	Consent of Deloitte & Associés
24.1	Power of Attorney (including on the signature page to this report)
31.1#	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2#	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002
97.1†	Criteo S.A. Clawback Policy adopted October 26, 2023	10-K	001-36153	97.1	February 23, 2024

Incorporated by Reference
Exhibit	Description	Schedul e/ Form	File Number	Exhibit	File Date
101#
The following financial statements from Criteo
S.A.'s Annual Report on Form 10-K for the fiscal
year ended December 31, 2024, formatted in
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

†Indicates management contract or compensatory plan.
#Filed herewith.
*Furnished herewith.
**Schedules have been omitted from this filing pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule will be furnished to the Securities and Exchange Commission upon request.
Item 16. Form 10-K Summary
Not applicable.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CRITEO S.A.

February 28, 2025	By:	/s/ Michael Komasinski
Michael Komasinski
Chief Executive Officer
POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Michael Komasinski her or his attorney-in-fact, each with the power of substitution, for her or him in any and all capacities, to sign any amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitutes, may do or cause to be done by virtue of hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated below.

Signature	Title	Date

/s/ Michael Komasinski	Chief Executive Officer and Director (Principal Executive Officer)	February 28, 2025
Michael Komasinski

/s/ Sarah Glickman	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 28, 2025
Sarah Glickman

/s/ Nathalie Balla	Director	February 28, 2025
Nathalie Balla

/s/ Marie Lalleman	Director	February 28, 2025
Marie Lalleman

/s/ Edmond Mesrobian	Director	February 28, 2025
Edmond Mesrobian

/s/ Hubert de Pesquidoux	Director	February 28, 2025
Hubert de Pesquidoux

/s/ Rachel Picard	Director	February 28, 2025
Rachel Picard

/s/ Frederik van der Kooi	Director	February 28, 2025
Frederik van der Kooi

/s/ Ernst Teunissen	Director	February 28, 2025
Ernst Teunissen

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Criteo S.A.
Opinion on the Financial Statements
We have audited the accompanying consolidated statements of financial position of Criteo S.A. and subsidiaries (the
“Company”) as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United
States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2025, expressed an unqualified opinion on the
Company's internal control over financial reporting.
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
The Company primarily generates revenue by delivering digital personalized display advertisements and by providing access to its online trading platform to brands, agencies and retailers for the monetization of digital advertising inventory.

Display advertisements are generally sold based on a click or impression-based pricing model and revenue is recognized when an ad is clicked on or displayed to the end user.
For the use of its online trading platform the Company charges a fee based on a percentage of working media spend, and recognizes revenue when digital advertising inventory is monetized through the platform.
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
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the Company’s systems to process revenue transactions included the following, among others:
•With the assistance of our IT specialists, we:
–Identified the relevant applications and systems used to process revenue transactions and tested the general IT controls over these applications and systems, including testing of user access controls, change management and data conversion controls, and Datacenter and Network Operations.
–Performed testing of system interface controls and automated controls within the relevant revenue solutions, as well as the controls designed to address the occurrence, accuracy and completeness of revenue.
•We tested internal controls within the revenue business process, including those in place to reconcile the various applications to the Company’s general ledger.
•With the assistance of our data specialists, we tested the underlying data of the revenue transactions by agreeing the events recognized in the financial statements to the source transactional systems and tested the mathematical accuracy of the recorded revenue.
/s/ Deloitte & Associés
Paris-La Défense, France
February 28, 2025
We have served as the Company's auditor since 2011.
F-4
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Criteo S.A.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Criteo S.A. and subsidiaries (the “Company”) as of
December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the
Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United
States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2024, of the
Company and our report dated February 28, 2025, expressed an unqualified opinion on those financial statements.
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
/s/ Deloitte & Associés
Paris-La Défense, France
February 28, 2025

Criteo S.A. and subsidiaries
Consolidated Statements of Financial Position

		Year Ended December 31,
	Notes	2024	2023
Assets		(in thousands)
Current assets:
Cash and cash equivalents	5	$290,693	$336,341
Trade receivables, net of allowances of $28.6 million and $43.3 million as of December 31, 2024 and December 31, 2023, respectively.	6	800,859	775,589
Income taxes	18	1,550	2,065
Other taxes		53,883	68,936
Other current assets	7	50,637	48,291
Restricted cash - current portion	5	250	75,000
Marketable securities - current portion	5	26,242	5,970
Total current assets		1,224,114	1,312,192
Property and equipment, net	8	107,222	126,494
Intangible assets, net	9	158,384	180,888
Goodwill	10	515,188	524,197
Right of use assets - operating leases	12	99,468	112,487
Marketable securities - noncurrent portion	5	15,584	16,575
Noncurrent financial assets		4,332	5,294
Other noncurrent assets	7	61,151	60,742
Deferred tax assets	18	81,006	52,680
Total noncurrent assets		1,042,335	1,079,357
Total assets		$2,266,449	$2,391,549
Liabilities and shareholders' equity
Current liabilities:
Trade payables		$802,524	$838,522
Contingencies - current portion		1,882	1,467
Income taxes	18	34,863	17,213
Financial liabilities - current portion	11	3,325	3,389
Lease liability - operating - current portion	12	25,812	35,398
Other taxes		19,148	26,289
Employee-related payables		109,227	113,287
Other current liabilities	13	49,819	104,552
Total current liabilities		1,046,600	1,140,117
Deferred tax liabilities	18	4,067	1,083
Retirement benefit obligation	15	4,709	4,123
Financial liabilities - noncurrent portion	11	297	77
Lease liability - operating - noncurrent portion	12	77,584	83,051
Contingencies - noncurrent portion	20	31,939	32,625
Other noncurrent liabilities	13	20,156	19,082
Total noncurrent liabilities		138,752	140,041
Total liabilities		1,185,352	1,280,158
Commitments and contingencies
Shareholders' equity:
Common shares, €0.025 per value, 57,744,839 and 61,165,663 shares authorized, issued and outstanding at December 31, 2024 and December 31, 2023, respectively.		1,931	2,023
Treasury stock, 3,467,417 and 5,400,572 shares at cost as of December 31, 2024 and December 31, 2023, respectively.		(125,298)	(161,788)
Additional paid-in capital		709,580	769,240
Accumulated other comprehensive income (loss)		(108,768)	(85,326)
Retained earnings		571,744	555,456
Equity - attributable to shareholders of Criteo S.A.		1,049,189	1,079,605
Noncontrolling interests		31,908	31,786
Total equity		1,081,097	1,111,391
Total equity and liabilities		$2,266,449	$2,391,549
The accompanying notes form an integral part of these consolidated financial statements.

Criteo S.A. and subsidiaries
Consolidated Statements of Income

		Year Ended December 31,
	Notes	2024	2023	2022
		(in thousands, except share and per share data)

Revenue		$1,933,289	$1,949,445	$2,017,003

Cost of revenue
Traffic acquisition costs		811,806	926,839	1,088,779
Other cost of revenue		138,512	159,562	133,024
Gross profit		982,971	863,044	795,200

Operating expenses:
Research and development expenses		279,341	242,289	187,596
Sales and operations expenses		376,090	406,012	377,996
General and administrative expenses		176,138	137,525	205,330
Total operating expenses		831,569	785,826	770,922
Income from operations		151,402	77,218	24,278
Financial and Other Income (Expense)	17	3,095	(2,490)	17,783
Income before taxes		154,497	74,728	42,061
Provision for income taxes	18	39,784	20,084	31,186
Net income		$114,713	$54,644	$10,875

Net income available to shareholders of Criteo S.A.		$111,571	$53,259	$8,952
Net income available to noncontrolling interests		$3,142	$1,385	$1,923

Net income allocated to shareholders per share:
Basic	19	$2.04	$0.95	$0.15
Diluted	19	$1.90	$0.88	$0.14

Weighted average shares outstanding used in computing per share amounts:
Basic	19	54,817,136	56,170,658	60,004,707
Diluted	19	58,605,529	60,231,627	62,760,198
The accompanying notes form an integral part of these consolidated financial statements.

Criteo S.A. and subsidiaries
Consolidated Statements of Comprehensive Income

	Year Ended December 31,
	2024	2023	2022
	(in thousands)
Net income	$114,713	$54,644	$10,875
Other comprehensive income (loss):
Foreign currency translation differences, net of taxes	(26,701)	4,153	(59,001)
Foreign currency translation differences	(26,701)	4,153	(59,001)
Income tax effect	—	—	—
Actuarial gains on employee benefits, net of taxes	(187)	264	2,969
Actuarial (loss) gain on employee benefits	(214)	294	3,311
Income tax effect	27	(30)	(342)
Comprehensive income (loss)	87,825	59,061	(45,157)
Attributable to shareholders of Criteo S.A.	88,126	59,874	(40,721)
Attributable to non-controlling interests	$(301)	$(813)	$(4,436)
The accompanying notes form an integral part of these consolidated financial statements.

Criteo S.A. and subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity

	Share capital		Treasury stock		Additional paid-in capital	Accumulated other comprehensi ve (loss) income	Retained earnings	Equity - attributable to shareholders of Criteo S.A.	Noncontrollin g interests	Total equity
	(in thousands, except share data)
	(Common shares)		(Shares)
Balance at January 1, 2022	65,883,347	$2,149	(5,207,873)	$(131,560)	$731,248	$(40,294)	$601,588	$1,163,131	$35,189	$1,198,320
Net income	—	—	—	—	—	—	8,952	8,952	1,923	10,875
Other comprehensive income (loss)	—	—	—	—	—	(51,596)	—	(51,596)	(4,436)	(56,032)
Issuance of ordinary shares	97,767	2	—	—	429	—	—	431	—	431
Change in treasury stock(1)	(2,732,386)	(72)	(777,231)	(42,733)	(59,984)	—	(32,896)	(135,685)	—	(135,685)
Shared-based compensation	—	—	—	—	62,782	—	—	62,782	389	63,171
Other changes in equity	—	—	—	—	17	—	9	26	—	26
Balance at December 31, 2022	63,248,728	$2,079	(5,985,104)	$(174,293)	$734,492	$(91,890)	$577,653	$1,048,041	$33,065	$1,081,106
Net income	—	—	—	—	—	—	53,259	53,259	1,385	54,644
Other comprehensive income (loss)	—	—	—	—	—	6,616	—	6,616	(2,199)	4,417
Issuance of ordinary shares	101,935	3	—	—	1,945	—	—	1,948	—	1,948
Change in treasury stock (2)	(2,185,000)	(59)	584,532	12,505	(62,429)	—	(75,506)	(125,489)	—	(125,489)
Shared-based compensation	—	—	—	—	95,236	—	—	95,236	27	95,263
Other changes in equity	—	—	—	—	(4)	(52)	50	(6)	(492)	(498)
Balance at December 31, 2023	61,165,663	$2,023	(5,400,572)	$(161,788)	$769,240	$(85,326)	$555,456	$1,079,605	$31,786	$1,111,391
Net income	—	—	—	—	—	—	111,571	111,571	3,142	114,713
Other comprehensive income (loss)	—	—	—	—	—	(23,446)	—	(23,446)	(3,442)	(26,888)
Issuance of ordinary shares	169,176	4	—	—	4,546	—	—	4,550	—	4,550
Change in treasury stock (3)	(3,590,000)	(96)	1,933,155	36,490	(168,781)	—	(92,211)	(224,598)	—	(224,598)
Shared-based compensation	—	—	—	—	104,575	—	—	104,575	216	104,791
Other changes in equity	—	—	—	—	—	4	(3,072)	(3,068)	206	(2,862)
Balance at December 31, 2024	57,744,839	$1,931	(3,467,417)	$(125,298)	$709,580	$(108,768)	$571,744	$1,049,189	$31,908	$1,081,097
(1) On February 3, 2022 Criteo's Board of Directors extended a share repurchase program of up to $280.0 million of the Company's outstanding American Depositary Shares. The change in treasury stocks is comprised of 5,135,359 shares repurchased at an average price of $26.43 offset by 1,625,742 treasury shares used for RSUs vesting and 2,732,386 treasury shares cancelled.
(2) On December 7, 2023, Criteo's Board of Directors extended a share repurchase program to up to $480.0 million of the Company's outstanding American Depositary Shares. The change in treasury stocks is comprised of 4,286,624 shares repurchased at an average price of $30.0 offset by 1,679,674 treasury shares used for RSUs vesting, by 1,006,482 treasury shares used for LUSs vesting and by 2,185,000 treasury shares cancelled.
(3) On February 1, 2024, Criteo's board of directors authorized an extension of the share repurchase program to up to $630.0 million of the Company's outstanding American Depositary Shares. The change in treasury stocks is comprised of 5,976,764 shares repurchased at an average price of $37.6 offset by 2,366,158 treasury shares used for RSUs vesting, by 1,953,761 treasury shares used for LUSs vesting and by 3,590,000 treasury shares cancelled.
The accompanying notes form an integral part of these consolidated financial statements.

Criteo S.A. and subsidiaries
Consolidated Statements of Cash Flows

	Year Ended December 31,
	2024	2023	2022
	(in thousands)
Cash flows from operating activities
Net income	$114,713	$54,644	$10,875
Non-cash and non-operating items	192,118	103,369	185,029
Amortization and provisions	87,754	72,336	150,261
Payment for contingent liability on regulatory matters	—	(43,334)	—
Equity awards compensation expense	106,613	97,185	65,034
Net loss (gain) on disposal of noncurrent assets	1,918	(7,929)	(194)
Change in uncertain tax positions	1,757	(880)	412
Net change in fair value of Earn-out	1,007	2,344	771
Change in deferred taxes	(26,040)	(23,588)	3,602
Change in income taxes	19,389	4,424	(10,952)
Other	(280)	2,811	(23,905)
Changes in assets and liabilities	(48,670)	66,233	60,081
(Increase) / Decrease in trade receivables	(28,516)	(56,344)	(41,910)
Increase / (Decrease) in trade payables	(17,160)	87,937	133,792
(Increase) / Decrease in other current assets	10,142	(5,616)	(14,687)
Increase / (Decrease) in other current liabilities	(11,314)	40,952	(17,862)
Change in operating lease liabilities and right of use assets	(1,822)	(696)	748
Net cash provided by operating activities	258,161	224,246	255,985
Cash flows from investing activities
Acquisition of intangibles assets, property and equipment	(78,112)	(116,115)	(63,815)
Disposal of intangibles assets, property and equipment	1,476	1,804	7,970
Proceeds from disposal of investments	—	8,847	—
Payment for businesses, net of cash acquired	(527)	(6,825)	(138,027)
Purchases of marketable securities	(26,688)	(22,471)	(19,373)
Maturities and sales of marketable securities	5,950	26,048	47,126
Net cash used in investing activities	(97,901)	(108,712)	(166,119)
Cash flows from financing activities
Proceeds from borrowings under line-of-credit agreement	—	—	78,513
Repayment of borrowings under line-of-credit agreement	—	—	(78,513)
Proceeds from capital increase	4,550	1,945	1,028
Repurchase of treasury stocks	(224,595)	(125,489)	(135,685)
Change in other financial liabilities	—	235	(265)
Cash payment for contingent consideration	(51,983)	(22,025)	—
Other financing activities	1,529	(1,920)	21,878
Net cash used in financing activities	(270,499)	(147,254)	(113,044)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(10,159)	(5,139)	(44,148)
Net increase (decrease) in cash and cash equivalents and restricted cash	(120,398)	(36,859)	(67,326)
Net cash and cash equivalents and restricted cash at the beginning of the period	411,341	448,200	515,526
Net cash and cash equivalents and restricted cash at the end of the period	$290,943	$411,341	$448,200
Supplemental cash flow information
Cash paid for taxes, net of refunds	$(40,705)	$(40,127)	$(38,124)
Cash paid for interest, net of amounts capitalized	$(1,360)	$(1,539)	$(1,298)
Non-cash investing and financing activities:
Intangible assets, property and equipment acquired through payables	$1,758	$3,346	$25,414
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

Note 1. Principles and Accounting Methods
Basis of Presentation
We prepared the consolidated financial statements in accordance with the U.S. generally accepted accounting principles ("GAAP"). The consolidated financial statements include the accounts of Criteo S.A. and its subsidiaries where we have controlling financial interests. Intercompany transactions and balances have been eliminated.
The table below presents at each period’s end and for all entities included in the consolidation scope the following information: the country of incorporation and the percentage of voting rights and ownership interests.

		2024		2023
	Country	Voting rights	Ownership Interest	Voting rights	Ownership Interest	Consolidation Method
Parent company
Criteo S.A	France	100%	100%	100%	100%	Parent company
French subsidiaries
Criteo France SAS	France	100%	100%	100%	100%	Fully consolidated
Criteo Technology	France	100%	100%	100%	100%	Fully consolidated
Foreign subsidiaries
Criteo Ltd	United Kingdom	100%	100%	100%	100%	Fully consolidated
Criteo Corp.	United States	100%	100%	100%	100%	Fully consolidated
Doobe In Site Ltd.	Israel	100%	100%	100%	100%	Fully consolidated
Criteo GmbH	Germany	100%	100%	100%	100%	Fully consolidated
Criteo Nordics AB	Sweden	100%	100%	100%	100%	Fully consolidated
Criteo Korea Ltd.	Korea	100%	100%	100%	100%	Fully consolidated
Criteo KK	Japan	66%	66%	66%	66%	Fully consolidated
Criteo do Brasil Desenvolvimento De Serviços De Internet Ltda.	Brazil	100%	100%	100%	100%	Fully consolidated
Criteo BV	The Netherlands	100%	100%	100%	100%	Fully consolidated
Criteo Australia Pty Ltd	Australia	100%	100%	100%	100%	Fully consolidated
Criteo Srl	Italy	100%	100%	100%	100%	Fully consolidated
Criteo Advertising (Beijing) Co. Ltd	China	100%	100%	100%	100%	Fully consolidated
Brandcrush Pty Ltd	Australia	100%	100%	100%	100%	Fully consolidated
Criteo Singapore Pte. Ltd.	Singapore	100%	100%	100%	100%	Fully consolidated
Criteo LLC	Russia	100%	100%	100%	100%	Fully consolidated
Criteo Europa MM S.L.	Spain	100%	100%	100%	100%	Fully consolidated
Criteo España S.L.	Spain	100%	100%	100%	100%	Fully consolidated
Criteo Canada Corp.	Canada	100%	100%	100%	100%	Fully consolidated
Criteo Reklamcılık Hizmetleri ve Ticaret Anonim Şirketi	Turkey	100%	100%	100%	100%	Fully consolidated
Criteo MEA FZ-LLC	United Arab Emirates	100%	100%	100%	100%	Fully consolidated
Criteo India Private Limited	India	100%	100%	100%	100%	Fully consolidated
Bidswitch GmbH	Switzerland	100%	100%	100%	100%	Fully consolidated
Bidswitch Inc.	United States	100%	100%	100%	100%	Fully consolidated
Iponweb GmbH	Switzerland	100%	100%	100%	100%	Fully consolidated
Iponweb GmbH (1)	Deutschland	—%	—%	100%	100%	Fully consolidated
Iponweb Limited	United Kingdom	100%	100%	100%	100%	Fully consolidated
Iponweb Labs Limited	Cyprus	100%	100%	100%	100%	Fully consolidated
The MediaGrid Inc.	United States	100%	100%	100%	100%	Fully consolidated
Iponweb Labs LLC	Armenia	100%	100%	100%	100%	Fully consolidated
Criteo Technology SRL	Romania	100%	100%	—%	—%	Fully consolidated
(1) Merged with Criteo GmbH.

Functional Currency and Translation of Financial Statements in Foreign Currency
The Consolidated Financial Statements are presented in U.S. dollars, which differs from the functional currency of the Parent,  the euro. The statements of financial position of consolidated entities having a functional currency different from the U.S. dollar are translated into U.S. dollars at the closing exchange rate (spot exchange rate at the statement of financial position date) and the statements of income, statements of comprehensive income and statements of cash flow of such consolidated entities are translated at the average period to date exchange rate.
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
Use of Estimates
The preparation of our Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amount of revenue and expenses during the period. We base our estimates and assumptions on historical experience and other factors that we believe to be reasonable under the circumstances. We evaluate our estimates and assumptions on an ongoing basis. Actual results could differ from these estimates.
On an on-going basis, management evaluates its estimates, primarily those related to: (1)  revenue recognition (2)
income taxes, (3) assumptions used in the valuation of long-lived assets including intangible assets, and goodwill,
(4) assumptions surrounding the recognition and valuation of contingent liabilities and losses.
In January 2025, we completed an assessment of the useful lives of our servers and network equipment, resulting in a change in the estimated useful life of certain servers and network equipment from five to six years. This change in accounting estimate will be effective beginning fiscal year 2025.
Operating Segments
We report our financial results based on two reportable segments: Retail Media and Performance Media.
The reported segment information is based on internal management data used for business performance analysis and resource allocation, following the management approach. An operating segment is a component of the
Company for which separate financial information is available that is evaluated regularly by our Chief Operating
Decision Maker ("CODM") in deciding how to allocate resources and assessing performance.
Beginning in 2024, as a result of the integration of the Iponweb acquisition, the Company has changed its segment reporting structure to two reportable segments: Retail Media and Performance Media, which combines our former Marketing Solutions and Iponweb segments, to align with a change in how the CODM, our Chief
Executive Officer (CEO), allocates resources and assesses performance.
As such, prior period segment results and related disclosures have been conformed to reflect the Company’s current reportable segments. This change did not impact our results of operations, financial position, or cash flows. Refer to Note 4 for further discussion.
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

Internally Developed Software and Software as a Service
Intangible assets include costs to develop software to be used solely to meet internal needs and cloud based applications used to deliver our services. We capitalize development costs related to these software applications once the preliminary project stage is complete and it is probable that the project will be completed and the software will be used to perform the function intended. Amortization of these costs begins when the assets are placed in service and is calculated on a straight-line basis over their lives, generally estimated at three years.
Internally developed software and software in progress are periodically reviewed for impairment. Internally developed software deemed no longer in use due to replacements or strategic business decisions are assessed for impairment. The fair value is determined using a future cash flow model.  Projects no longer deemed probable of completion are recorded to impairment expense in the period the project is identified as no longer probable of completion. Impairment losses are recorded as Research and Development expense in the Consolidated
Statement of Income.
Cloud computing arrangements (“CCAs”), such as software as a service ("SaaS") and other hosting arrangements, are evaluated for capitalized implementation costs in a similar manner as capitalized software development costs.
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
Property and Equipment
Property and equipment are accounted for at acquisition cost less cumulative depreciation and any impairment loss. Depreciation is calculated on a straight-line basis over the assets’ estimated useful lives. Management determines the appropriate useful life of property and equipment when those assets are initially recognized and it is routinely reviewed. Our current estimate of useful lives represents the best estimate based on current facts and circumstances, but may differ from the actual useful lives due to changes to our business operations, changes in the planned use of assets, and technological advancements. When we change the estimated useful life assumption for any asset, the remaining carrying amount of the asset is accounted for prospectively and depreciated or amortized over the revised estimated useful life.
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
Goodwill and Acquired Intangible Assets
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
Goodwill is not amortized and is tested for impairment at least annually or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The Company has determined that it operates as two reporting units. Goodwill has been allocated to these two reporting units using a relative fair value allocation approach. In 2024, the Company voluntarily changed its goodwill and indefinite-lived intangible asset annual impairment test date from December 31 to October 1. Refer to Note 10 for further information.

In the impairment assessment of its goodwill, the Company performs an impairment test, which involves assumptions regarding estimated future cash flows of the Company. The estimated future cash flows are used to derive the fair value of the reporting unit, which is then compared to its net book value, including goodwill. If these estimates or their related assumptions change in the future, the Company may be required to record impairment on these assets. If the net book value exceeds its implied fair value, then the Company would be required to recognize an impairment loss in the Consolidated Statement of Income.
Acquired intangible assets are accounted for at acquisition cost less cumulative amortization and any impairment loss. Acquired intangible assets are amortized over their estimated useful lives of three to nine years on a straight-
line method. Intangible assets are reviewed for impairment whenever events or changes in circumstances such as, but not limited to, significant declines in revenue, earnings or cash flows or material adverse changes in the financial and economic environment indicate that the carrying amount of an asset may be impaired.
Leases
The Company leases space under noncancellable operating leases for offices and data centers. Office leases typically include rent free periods and rent escalation periods, and may also include leasehold improvement incentives. Leases for data centers may also include rent free periods and rent escalation periods. Both office and data center leases may contain both lease components (rent) and non-lease components (maintenance, electrical costs, and other service charges).  Non-lease components are accounted for separately.
Leases typically contain options to renew, and/or early terminate the lease. Options have been included in the lease term if management has determined it is reasonably certain that they will be exercised, at lease commencement.
Operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. As most of the leases do not provide an implicit rate, the Company uses its incremental borrowing rate at lease commencement to determine the present value of future payments. It is then adjusted in consideration of the currency of the lease and the lease term as of the lease commencement date.
Lease expense is recognized for minimum lease payments on a straight-line basis over the lease term. Variable costs include changes in indexation and are expensed in the period incurred.
Accounts Receivable
The Company carries the accounts receivable at original invoiced amount less an allowance for any potential uncollectible amounts. Receivables are presented on a gross basis and are not netted against the payments we are required to make to advertising inventory publishers.
The Company applies Financial Instruments-Credit Losses (Topic 326) - Measurement of Credit Losses on
Financial Instruments, which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost that an entity does not expect to collect over the asset's contractual life, considering past events, current conditions, and reasonable and supportable forecasts of future economic conditions.
For accounts receivable measured at amortized cost, the Company uses aging analysis, and probability of default methods to evaluating and estimating the expected credit losses. A receivable is considered past due if we have not received payments based on agreed-upon terms.
Allowances for credit losses on trade receivables are recorded in “Sales and operations expenses” in the
Consolidated Statements of Income. The Company generally does not require any security or collateral to support its receivables.
Derivative financial instruments
The Company buys and sells derivative financial instruments in order to manage and reduce exposure to the risk of exchange rate fluctuations. The Company only deals with major financial institutions. Financial instruments may only be classified as hedges when we can demonstrate and document the effectiveness of the hedging relationship at inception and throughout the life of the hedge. Generally, derivatives are not designated as hedging instruments and mainly consist of forward buying contracts that are use to hedge intercompany transactions and other monetary assets or liabilities denominated in currencies other than the local currency of a subsidiary.

The Company recognizes gains and losses on these contracts, as well as the related costs in the financial income
(expense), net, along with the foreign currency gains and losses on monetary assets and liabilities.
The cash impact of the settlement of hedging derivatives in cash from (used for) financing activities is reported in the Consolidated Statements of Cash Flows. This results in the cash flows from derivative instruments to be classified in the same category as the underlying cash flows.
Derivative instruments are considered level 2 financial instruments as they are measured using valuation techniques based on observable market data.
Fair value measurements
Fair value is defined as the market price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. To determine the fair value measurements for assets and liabilities which are required to be recorded at fair value, observable inputs are given preference over unobservable inputs. Fair value measurements are based on the following hierarchy, which prioritizes the inputs used to measure fair value into three levels:
•Level 1: fair value calculated using quoted prices in an active market for identical assets and liabilities
•Level 2: fair value calculated using valuation techniques based on observable market data such as prices of similar assets and liabilities or parameters quoted in an active market
•Level 3: fair value calculated using valuation techniques based wholly or partially on unobservable inputs such as prices in an active market or a valuation based on multiples for unlisted companies.
Cash, Cash Equivalents and Marketable Securities
Cash and cash equivalents are comprised of cash on deposit with banks, money market funds and other highly liquid investments such as demand deposits with banks for which the carrying value approximates fair value due to their short-term nature. Cash equivalents include short-term, highly liquid investments, with a remaining maturity at the date of purchase of three months or less, or with a maturity of more than three months that can be early withdrawn without significant penalty or foregoing of interest, for which the risk of changes in value is considered to be insignificant.
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
Concentration of Credit Risk
Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash, cash equivalents, marketable securities and accounts receivable. The Company’s cash, cash equivalents and marketable securities are held and foreign exchange contracts are transacted with major financial institutions that the Company's management has assessed to be of high credit quality. The Company has not experienced any losses in such accounts.
The Company mitigates its credit risk with respect to accounts receivable by performing credit evaluations and monitoring agencies' and advertisers' accounts receivable balances. During the years ended December 31, 2024,
2023 and 2022, no individual customer represented 10% or more of revenue.
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

Revenue Recognition
We sell personalized digital display advertisements featuring product-level recommendations either directly to clients or to advertising agencies. We also provide technology to retailers and other companies in the ad-tech industry which enables them to monetize on their advertising properties, or connect them to other players in the ad-tech industry.
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
We recognize revenues when we transfer control of promised services directly to our clients in an amount that reflects the consideration to which we expect to be entitled to in exchange for those services. Our pricing models include click and impression based pricing, and percentage of spend based pricing.
Click and impression based pricing model
For campaigns priced on a click or an impression basis,  we bill our clients when a user clicks on an advertisement or an advertisement is displayed to a user. For these pricing models, we recognize revenue when a user clicks on an advertisement or an advertisement is displayed, as we consider the delivery of clicks or displays our performance obligation.
Percentage of spend model
Criteo offers an online trading platform through which brands, agencies, retailers, and supplier can buy and sell digital advertising inventory. Our platform connects sellers and buyers of media inventory in an online marketplace where suppliers provide advertising inventory to the platform and brands and agencies can submit bid requests on digital advertising inventory. The total volume of spending between buyers and sellers on the Company's platform is referred to as working media spend. We charge a fee based on a percentage of working media spend, for the use of our platform. We recognize revenues when customers buy and sell digital advertising inventory through our
platform.We also generate revenue through providing additional professional services to our customers, such as billing and administrative services, campaign management, and other transactional services. For performance obligations satisfied over time, we recognize revenue based on a percentage of completion model measured by the outputs transferred to the customer.
Principal versus Agent Considerations
When a third-party is involved in the delivery of our services to the client, through the supply of digital advertising inventory, we assess whether we act as principal or agent in the arrangement based on the degree we control the specified services before they are transferred to the customer. To determine whether we are acting as a principal or an agent we assess whether (i) we control the advertising inventory before it is transferred to our clients; (ii) we bear sole responsibility in fulfillment of the advertising promise and bear inventory risks and (iii) we have full discretion in establishing prices. If we determine that we control the service before transferring it to the customer, we conclude we act as principal  and accordingly report the revenue earned and related costs incurred on a gross basis. For all other contracts where we do not control the service before transferring to the end customer, we act as an agent and accordingly report the revenue net of related costs incurred. The determination of whether we are acting as principal or agent requires judgment.
In our Performance Media segment, we may act as principal or agent depending on the nature of the contract. In our Retail Media segment we act primarily as agent in our Retail Media segment
Rebates and Incentives
Criteo offers rebates and incentives to certain customers that could be either fixed or variable. Fixed incentives may represent payments to a customer directly related to entering into an agreement, which are capitalized and amortized over the expected life of the agreement on a straight-line basis.

Variable rebates and incentives are calculated based on expected amount to be provided to customers and they are recognized as a reduction of revenue. We calculate these amounts based upon estimated customer performance, such as volume thresholds, and the terms of the related business agreements.
Contract Assets and Liabilities
We record contract liabilities when cash payments are received or due in advance of our performance. Our payment terms vary depending on the service or the type of customer. For certain customers, we require payment before the services are delivered..We record contract assets when we do not yet have unconditional rights to payment. Contract assets and liabilities are presented on a net basis at the contract level.
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
Traffic acquisition costs consist primarily of purchases of impressions from publishers on a CPM basis, incurred to generate our revenues, primarily for the Performance Media segment. We purchase impressions directly from publishers or third-party intermediaries, such as advertisement exchanges. We recognize cost of revenue on a publisher by publisher basis as incurred. Costs owed to publishers but not yet paid are recorded in our
Consolidated Statements of Financial Position as trade payables.
Other Cost of Revenue includes expenses related to depreciation of data center equipment, lease cost of data centers, cost of data purchased from third parties, digital taxes, and third-party hosting fees. The Company does not build or operate its own data centers and none of its Research and Development employments are dedicated to revenue generating activities. As a result, we do not include the costs of such personnel in other cost of revenue.
Operating Expenses
The Company categorizes its operating expenses into three functional categories: research and development, sales and operations, and general and administrative expenses.
Research and development expenses consist primarily of headcount-related expenses for our employees working in the engine, platform, site reliability engineering, scalability, infrastructure, engineering program management, product, analytics and other teams, including salaries, bonuses, share-based compensation and other personnel related costs. Also included are non-personnel costs such as subcontracting, consulting and professional fees to third-party development resources, allocated overhead, including internal IT and depreciation and amortization costs. These expenses are partially offset by the French research tax credit (CIR) that is conditional upon the level of our expenditures in research and development. The CIR offsets the income tax to be paid and the remaining portion (if any) can be refunded at the end of a three-fiscal year period. The CIR is calculated based on the claimed volume of eligible R&D expenditures. It is deducted from "Research and development expenses" in the Consolidated Statements of Income. As of December 31, 2024, 2023, and 2022,
we recorded $7.2 million, $9.5 million, and $14.7 million of CIR tax credits against these expenses.
Sales and operations expenses consist primarily of headcount-related expenses for our employees working in our sales, account strategy, sales operations, publisher business development, analytics, marketing, technical solutions, creative services and other teams, including salaries, bonuses, share-based compensation, and other personnel-related costs. Additional expenses in this category include travel and entertainment, marketing and promotional events, marketing activities, provisions for doubtful accounts, subcontracting, consulting and professional fees paid to third parties, allocated overhead, including internal IT costs.

General and administrative expenses consist primarily of headcount-related expenses, including salaries, bonuses, share-based compensation, pension benefits and other personnel-related costs for our administrative, legal, information technology, human resources, facilities and finance teams. Additional expenses included in this category include travel-related expenses, subcontracting and professional fees, audit fees, tax services and legal fees, as well as insurance and other corporate expenses, along with allocated overhead, including internal IT costs.
Advertising and Promotional Expenses
Advertising costs are expensed when incurred and are included in marketing and sales expenses on the consolidated statements of income. We incurred advertising expenses of $1.9 million, $1.7 million, and
$7.6 million for the years ended December 31, 2024, 2023, and 2022, respectively.
Share-Based Compensation
Share-based compensation expense consists of the company's restricted stock units (RSUs), and performance stock units (PSUs) expense and Lock Up Shares "LUS" expense. RSUs and PSUs granted to employees are measured based on the grant-date fair value. The PSUs expense is updated to reflect the Company’s expectation of the likelihood of meeting the performance conditions of the granted instrument. In general, our RSUs and PSUs vest over a service period of four years. LUS were issued to Iponweb seller as partial consideration for the
Iponweb Acquisition. Share-based compensation expense is generally recognized based on the straight-line basis over the requisite service period. We account for forfeitures as they occur.
Financial and Other Income (Expense)
Financial and other income (expense) consists of investment gains and losses, foreign currency exchange differences, and interest income and expenses.
Income Taxes
Income taxes are accounted for under the asset and liability method of accounting. Deferred taxes are recorded on all temporary differences between the financial reporting and tax bases of assets and liabilities, and on tax losses, using the liability method. Differences are defined as temporary when they are expected to reverse within a foreseeable future. We may only recognize deferred tax assets on net operating losses if, based on the projected taxable incomes within the next three years, we determine that it is probable that future taxable profit will be available against which the unused tax losses and tax credits can be utilized. As a result, the measurement of deferred income tax assets is reduced, if necessary, by a valuation allowance for any tax benefits which are not expected to be realized. If future taxable profits are considerably different from those forecasted that support recording deferred tax assets, we will have to revise downwards or upwards the amount of deferred tax assets, which would have an impact on our financial results. Tax assets and liabilities are not discounted. Amounts recognized in the Consolidated Financial Statements are calculated at the level of each tax entity included in the consolidation scope. The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in the period that such tax rate changes are enacted.
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

Earnings Per Share
Basic earnings per share (“EPS”) is calculated by dividing the net income attributable to shareholders of the
Parent by the weighted average number of shares outstanding. The weighted average number of shares outstanding is calculated according to movements in share capital. In addition, we calculate diluted earnings per share by dividing the net income attributable to shareholders of the Parent company, Criteo S.A. by the weighted average number of shares outstanding plus any potentially dilutive shares not yet issued. When the statement of income presents a loss position, basic net loss is the same as diluted net loss per share as the inclusion of all potential shares of common stock outstanding would be anti-dilutive.
Reclassifications
Certain prior period amounts have been reclassified to conform to the current period presentation.
In 2024, the Company changed the presentation of value-added tax ("VAT") receivables and payables within
Other taxes in the Consolidated Statement of Financial Position from a gross to a net presentation. VAT receivables are netted with VAT payables within the same jurisdiction when there is a legal right to offset and the
Company has the intent to settle on a net basis. For the fiscal year ended December 31, 2023, this change resulted in a reclassification of $40.4 million between Other Taxes Receivables and Other Taxes Payable. The reclassification had no impact on net income, comprehensive income, or shareholders’ equity.
Recently Adopted Accounting Pronouncements
In November 2023, the Financial Accounting Standards Board (FASB) Issued Accounting Standards Update
("ASU") 2023-07, Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures. The ASU
requires that an entity disclose significant segment expenses impacting profit and loss that are regularly provided to the CODM.  The adoption of this ASU did not have a material impact on our consolidated financial statements.
Accounting Pronouncements Not Yet Adopted
In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures, which improves the transparency of income tax disclosures. The standard requires disaggregated information about a reporting entity's effective tax rate reconciliation as well as information on income taxes paid. The new standard is effective for annual periods beginning after December 15, 2024. We do not expect the adoption of this standard to have a material impact on our consolidated financial statements.
In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—
Expense Disaggregation Disclosures, which requires disaggregated disclosure of income statement expenses.
This standard is effective for annual periods beginning after December 15, 2026, with early adoption permitted.
We do not expect the adoption of this standard to have a material impact on our consolidated financial statements.

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
Note 3. Restructuring
2024 Restructuring
In April 2024, we implemented several measures to pursue greater efficiency, including planned layoffs to further reduce our company size by approximately 100 employees ("2024 Restructuring Plan"). Impacted employees in our sales, technology, and business groups were notified during April 2024 to July 2024. As of December 31, 2024, we have completed these employee layoffs. The Company incurred restructuring costs of $8.5 million for the year ended December
31, 2024. The following table summarizes those restructuring activities as of December 31, 2024 included in other current liabilities on the balance sheet:

Salaries and other benefits
(in thousands)

Restructuring liability as of January 1, 2024	$—
Restructuring charge	8,478
Amounts paid	(8,165)
Restructuring liability as of December 31, 2024	$313
For the year ended December 31, 2024 $1.9 million was included in Research and Development expenses, $5.0 million was included in General and Administrative expenses and $1.6 million was included in Sales and Operations expenses.
2023 Restructuring
In February 2023, we announced planned layoffs to reduce our company size by approximately 250 employees across the
Retail Media and Performance Media segments ("2023 Restructuring Plan"). Impacted employees in our sales, technology, and business groups were notified during February 2023 and March 2023. As of December 31, 2023, we have completed these employee layoffs. The Company incurred restructuring costs of $23.0 million for the year ended
December 31, 2023. The following table summarizes restructuring activities as of December 31, 2023 included in other current liabilities on the balance sheet:

Salaries and other benefits
(in thousands)

Restructuring liability as of January 1, 2023	$—
Restructuring charge	22,963
Amounts paid	(18,591)
Restructuring liability as of December 31, 2023	$4,372
For the year ended December 31,2023 $3.5 million, was included in Research and Development expenses, $5.6 million, was included in General and Administrative expenses $13.9 million was included in Sales and Operations expenses.
The restructuring liability for the 2023 Restructuring Plan was fully paid in the year ended December 31, 2024.
Note 4. Segment information
The Company reports segment information based on the management approach. The management approach designates the internal reporting used by management for making decisions and assessing performance as the source of the
Company's reportable segments. Beginning in the first quarter of 2024, the Company reports its results of operations through the following two segments: Retail Media and Performance Media.
–Retail Media: This segment allows retailers to generate advertising revenues from consumer brands, and/or to drive sales for themselves, by monetizing their data and audiences through personalized ads, either on their own digital property or on the open Internet, that address multiple marketing goals.
–Performance Media: This segment encompasses commerce activation, monetization, and AdTech services including our media trading marketplace.
The Company's CODM allocates resources to and assesses the performance of each operating segment using information about Contribution ex-TAC, which is Criteo's segment profitability measure and reflects our gross profit plus other costs of revenue The CODM only reviews revenues and corresponding TAC for each segment, and does not regularly review any other expense nor financial information for our two segments.
The following table shows revenue by reportable segment:

	Year Ended December 31,
	2024	2023	2022
	(in thousands)
Retail Media	$258,303	$209,007	$202,317
Performance Media	1,674,986	1,740,438	1,814,686
Total Revenue	$1,933,289	$1,949,445	$2,017,003

The following table shows TAC by reportable segment:

	Year Ended December 31,
	2024	2023	2022
	(in thousands)
Retail Media	$4,457	$5,547	$40,957
Performance Media	807,349	921,292	1,047,822
Total Traffic Acquisition Cost	$811,806	$926,839	$1,088,779
The following table shows Contribution ex-TAC by reportable segment and its reconciliation to the Company’s
Consolidated Statements of Operation:

	Year Ended December 31,
	2024	2023	2022
	(in thousands)
Contribution ex-TAC
Retail Media	$253,846	$203,460	$161,360
Performance Media	867,637	819,146	766,864
	$1,121,483	$1,022,606	$928,224

Other costs of sales	138,512	159,562	133,024
Gross profit	$982,971	$863,044	$795,200

Operating expenses
Research and development expenses	279,341	242,289	187,596
Sales and operations expenses	376,090	406,012	377,996
General and administrative expenses	176,138	137,525	205,330
Total Operating expenses	$831,569	$785,826	$770,922

Income from operations	$151,402	$77,218	$24,278
Financial and Other Income (Expense)	3,095	(2,490)	17,783
Income before tax	$154,497	$74,728	$42,061

Note 5. Cash, Cash Equivalents, Marketable Securities and Restricted Cash
Fair value measurements
The following tables summarize our assets measured at fair value on a recurring basis and the classification by level of input within the fair value hierarchy:

	Year Ended December 31,
	2024	2023
Cash and Cash Equivalents	(in thousands)
Level 1
Cash	$251,452	$285,518
Money market funds	12,479	11,054
Level 2
Term deposits and notes	26,762	39,769
Total	$290,693	$336,341
Marketable Securities
The following table presents for each reporting period, the breakdown of marketable securities:

	Year Ended December 31,
	2024	2023

	(in thousands)
Securities Held-to-maturity
Term Deposits	$41,826	$22,545
Total	$41,826	$22,545
The gross unrealized gains or (loss) on our marketable securities were not material as of December 31, 2024 , 2023 and
2022.
For our marketable securities, the fair value approximates the carrying amount, given the nature of the term deposit and the maturity of the expected cash flows.
The following table classifies our marketable securities by contractual maturities:

Held-to-maturity
December 31, 2024

(in thousands)
Due in one year	$26,242
From one to five years	15,584
Total	$41,826

Restricted Cash
As part of the Iponweb Acquisition in August 2022, the Company had $100.0 million of restricted cash related to an escrow account held for the potential payment of the Iponweb Acquisition contingent consideration to the Sellers, which was subject to the achievement of certain revenue targets by the Iponweb business for the 2022 and 2023 fiscal years. During the years 2024 and 2023, the Company paid contingent consideration of $54.6 million and $22.0 million, respectively. The balance of $20.4 million was released from escrow and is classified as Cash and Cash Equivalents in the Consolidated
Statements of Financial Position as of December 31, 2024.

	December 31, 2024	December 31, 2023

	(in thousands)
Restricted cash – current	$250	$75,000
Total	$250	$75,000

Note 6. Trade Receivables
The following table shows the breakdown in trade receivables net carrying value for the presented periods:

	Year Ended December 31,
	2024	2023
	(in thousands)
Trade accounts receivables	$829,462	$818,937
(Less) Allowance for doubtful accounts	(28,603)	(43,348)
Net carrying value at end of period	$800,859	$775,589
Changes in allowance for doubtful accounts are summarized below:

	Year Ended December 31,
	2024	2023	2022
	(in thousands)
Balance at beginning of period	$(43,348)	$(47,792)	$(45,391)
Provision for doubtful accounts	(12,910)	(15,709)	(18,641)
Write-offs, net of recoveries	26,695	21,027	19,370
Increase due to acquisition	—	—	(4,733)
Currency translation adjustment	960	(874)	1,603
Balance at end of period	$(28,603)	$(43,348)	$(47,792)
Accounts receivable balances are written-off once the receivables are no longer deemed collectible.
During the years ended December 31, 2024, 2023 and 2022, the Company recovered $7.6 million, $1.4 million and
$3.2 million, previously reserved for, and accounted for this as a reversal of provision.
Note 7. Other Current and Noncurrent Assets
The following table shows the breakdown in other current assets:

	Year Ended December 31,
	2024	2023
	(in thousands)
Prepaid expenses	$29,582	$32,858
Prepayments to suppliers	10,997	7,499
Other current assets	10,058	7,934
Total	$50,637	$48,291
Prepaid expenses mainly consist of costs related to SaaS arrangements and licenses.
Other noncurrent assets for 2024 and 2023 of $61.2 million and $60.7 million are primarily comprised of the indemnification asset of $50.0 million recorded against certain tax liabilities related to the Iponweb Acquisition.

Note 8. Property and Equipment, Net
Major classes of property and equipment were as follows:

	Year Ended December 31,
	2024	2023
	(in thousands)
Computer equipment	$282,703	$299,012
Furniture and fixtures	5,419	9,254
Construction in progress (1)	876	46,576
Leasehold improvements	20,728	17,738
Gross book value at end of period	309,726	372,580
Less: Accumulated depreciation	(202,504)	(246,086)
Net book value at end of period	$107,222	$126,494
(1) includes leasehold improvements projects which are not yet ready for the intended use.
Depreciation expense for 2024, 2023 and 2022 was $41.1 million, $51.4 million and $55.6 million, respectively.
Note 9. Intangible assets
The following table shows the breakdown and changes in carrying value of intangible assets:

	December 31, 2024				December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Impairment	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Internally developed software	$125,831	$(81,034)	$(1,047)	$43,750	$89,891	$(68,474)	$21,417
Acquired technology	150,199	(106,914)	(2,742)	40,543	161,492	(89,819)	71,673
Acquired customer relationships	97,802	(84,735)	—	13,067	99,241	(76,079)	23,162
Internally developed software in progress	62,923	—	(1,899)	61,024	64,636	—	64,636
Total intangible assets	$436,755	$(272,683)	$(5,688)	$158,384	$415,260	$(234,372)	$180,888
Additions to Intangible Assets are comprised of internally developed software technology for the years ended December
31, 2024 and 2023. Impairment expense of $5.7 million has been recognized for the year ended December 31, 2024 in
Research and Development Expense in the Consolidated Statement of Operations. No material impairment expense was recognized during the years ended December 31, 2023 and 2022.
Amortization expense was $60.0 million, $48.3 million and  $33.4 million for the year ended December 31, 2024, 2023 and
2022, respectively.
As of December 31, 2024, expected amortization expense for intangible assets for the next five years and thereafter is as follows:

	Software	Technology and customer relationships	Total
2025	$34,838	$33,179	$68,017
2026	36,959	15,581	52,540
2027	22,805	1,791	24,596
2028	10,172	1,184	11,356
2029	1	750	751
Thereafter	—	1,127	1,127
Total	$104,775	$53,612	$158,387

Note 10. Goodwill
Changes in the carrying amount of goodwill for the years ended December 31, 2024 and 2023 were as follows:

	Retail Media	Performance Media	Total
	(in thousands)
Balance at January 1, 2023	$143,680	$371,460	$515,140
Acquisitions	5,021	—	5,021
Disposal of goodwill	—	(597)	(597)
Currency translation adjustment	978	3,655	4,633
Impairment expense	—	—	—
Balance at December 31, 2023	$149,679	$374,518	$524,197
Acquisitions	—	—	—
Disposal of goodwill	—	—	—
Currency translation adjustment	(4,718)	(4,291)	(9,009)
Impairment expense	—	—	—
Balance at December 31, 2024	$144,961	$370,227	$515,188
On February 28, 2023, we completed the acquisition of Brandcrush resulting in goodwill of $5.0 million. Refer to Note 2 for further discussion.
In 2024, the Company voluntarily changed its goodwill annual impairment test date from December 31 to October 1, as it results in better alignment with the Company’s strategic business planning. The voluntary change in accounting principle related to the annual test date did not delay, accelerate or avoid an impairment charge. Retrospective application of this accounting change to prior periods is impracticable as the Company is unable to objectively determine, without the use of hindsight, the significant assumptions and estimates that would be used in those earlier periods. Accordingly, the change is applied prospectively. We conducted our goodwill and indefinite-lived intangible asset impairment testing as of October
1, 2024 and no impairment has been identified.
Note 11. Financial Liabilities
We are party to  several revolving credit facilities with third-party financial institutions. Our revolving credit facilities as of
December 31, 2024 and 2023 are presented in the table below:

	Nominal/ Authorized amounts	Amount Outstanding as of December 31, 2024	Amount Outstanding as of December 31, 2023
Nature	(in thousands)			Interest rate	Maturity date

Bank Syndicate RCF - September 2022	€407,000	€407,000	€407,000	Floating rate: EURIBOR / SOFR + margin depending on leverage ratio	September 2027
Other short-term lines of credit	€21,500	€21,500	€21,500	EURIBOR

The Bank Syndicate Revolving Line of Credit is unsecured and contains customary events of default and covenants, including compliance with a total net debt to adjusted EBITDA ratio and restrictions on the incurrence of additional indebtedness. As of year-end December 31, 2024, and 2023, we were in compliance with the required covenants. On
November 17, 2023, we updated certain terms of our syndicated credit facility to a €407 million ($423 million)
sustainability-linked credit facility. Certain terms and conditions of the amended credit facility are now linked to our sustainability goals to increase the representation of women in tech roles and reduce our GHG emissions, while the rest of the credit facility agreement remains unchanged.
As of December 31, 2024, and 2023, no amounts have been drawn or are outstanding under the revolving credit facility.
We are also party to short-term credit lines in the form of overdraft facilities with HSBC plc, BNP Paribas and LCL with an authorization to draw up to a maximum of €21.5 million ($22.3 million) in the aggregate under the short-term credit lines and overdraft facilities. As of December 31, 2024, and 2023 we had not drawn on any of these facilities. Any loans or overdrafts under these short-term facilities bear interest based on the one month EURIBOR rate or three month EURIBOR rate. As these facilities are exclusively overdraft facilities, there is no maturity and our banks have the ability to terminate such facilities on short notice.
The Company also holds derivative financial instruments in order to manage and reduce exposure to the risk of exchange rate fluctuations. The following table shows the maturity of our financial liabilities:

	Carrying value	2025	2026	2027	2028	2029
	(in thousands)
Other financial liabilities	$565	$268	$297	$—	$—	$—
Financial derivatives	3,057	3,057	—	—	—	—
Total Financial liabilities	$3,622	$3,325	$297	$—	$—	$—

Note 12. Leases
The Company has entered into operating lease agreements primarily for data centers and offices throughout the world with lease periods expiring between 2025 and 2036. The components of lease expense are as follows:

Year Ended December 31,
	2024	2023	2022
(in thousands)
Lease expense	$39,361	$36,637	$33,284
Short term lease expense	950	678	681
Variable lease expense	1,697	877	458
Sublease income	(1,398)	(921)	(883)
Total operating lease expense	$40,610	$37,271	$33,540
As of December 31, 2024, we had future minimum lease payments as follows:

Total
(in thousands)
2025	$30,079
2026	24,374
2027	19,591
2028	14,998
2029	9,665
Thereafter	15,408
Total minimum lease payments	114,115
Impact of Discount Rate	(10,719)
Total Lease Liability	$103,396
The weighted average remaining lease term and discount rates as of December 31, 2024 and 2023 are as follows:

	Year Ended December 31,
	2024	2023
Weighted average remaining lease term (years)	5.0	4.6
Weighted average discount rate	2.7%	2.0%
Supplemental cash flow information related to our operating leases is as follows for the period December 31, 2024, 2023 and 2022:

	Year Ended December 31,
	2024	2023	2022
	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities :
Cash flow for operating activities	$(39,342)	$(38,059)	$(34,964)
Right of use assets obtained in exchange for new operating lease liabilities	$28,899	$28,696	$22,728

As of December 31, 2024, we have additional operating leases, that have not yet commenced which will result in additional operating lease liabilities and right of use assets:

		Total
	(in thousands)
Additional operating lease liabilities		$9,283
Additional right of use assets		$9,283
These operating leases will commence during the fiscal year ending December 31, 2025.
Note 13. Other Current and Noncurrent Liabilities
Other current liabilities are presented in the following table:

	Year Ended December 31,
	2024	2023
	(in thousands)
Rebates	$31,989	$23,315
Customer prepayments and deferred revenue	9,636	25,924
Accounts payable relating to capital expenditures	6,436	2,319
Other creditors	1,758	3,346
Earn out liability - current	—	49,648
Total	$49,819	$104,552
Other noncurrent liabilities are presented in the following table:

	Year Ended December 31,
	2024	2023
	(in thousands)
Uncertain tax positions	$18,884	$16,785
Other	1,272	2,297
Total	$20,156	$19,082
Earn out liability
As part of the Iponweb Acquisition, the Sellers were entitled to contingent consideration of a maximum of $100.0 million, which was subject to the achievement of certain revenue targets by the Iponweb business for the 2022 and 2023 fiscal years. The earn out liability was fully settled during the year 2024.
Note 14. Employee Benefits
Defined Benefit Postretirement Plans
According to French law and the Syntec Collective Agreement, French employees are entitled to compensation paid on retirement, equal to up to twelve months of their salary based on term of employment.
The following table summarizes the changes in the accumulated postretirement benefit obligation:

	Year Ended December 31,
	2024	2023	2022
	(in thousands)
Accumulated postretirement benefit obligation - beginning of period	$4,123	$3,708	$5,531
Service cost	687	707	1,756
Interest cost	158	161	73
Curtailment	(192)	(306)	—
Actuarial losses (gains)	216	(290)	(3,311)
Currency translation adjustment	(283)	143	(341)
Accumulated postretirement benefit obligation - end of period	$4,709	$4,123	$3,708
The Company does not hold any plan assets for any of the periods presented.
The main assumptions used for the purposes of the actuarial valuations are listed below:

	Year Ended December 31,
	2024	2023	2022
Discount rate (Corp AA)	3.9%	3.9%	4.3%
Expected rate of salary increase	7.0%	7.0%	5.0%
Expected rate of social charges	49.0%	48.0%	48.0%
Expected staff turnover	—% - 18.6%	—% - 18.6%	0.0% - 17.8%
Estimated retirement age	65 years old	Progressive table	Progressive table
Life table	TH-TF 2000-2002 shifted	TH-TF 2000-2002 shifted	TH-TF 2000-2002 shifted
Defined Contribution Plans
The total expense represents contributions payable to these plans by us at specified rates.
In some countries, the Company’s employees are eligible for defined contribution post-retirement plans and similar financial benefits. Under defined contribution plans, the Company has no obligation other than to pay the agreed contributions, with the corresponding expense charged to income for the year. The defined contribution plans primarily related to France, the U.S., for 401(k) plans, and the United Kingdom.

	Year Ended December 31,
	2024	2023	2022
	(in thousands)
Defined contributions plans included in personnel expenses	$(19,062)	$(18,342)	$(17,111)

Note 15. Common shares and Treasury stock
Change in Number of Shares

Number of ordinary shares
Balance at January 1, 2023	57,263,624
of which Common shares	63,248,728
of which Treasury stock	(5,985,104)

Issuance of shares under share option and free share plans (1)	(2,083,065)
Treasury Shares Issued for RSU Vesting	1,679,674
Treasury Shares Issued for LUS Vesting	1,006,482
Treasury Shares Retired (1)	2,185,000
Share repurchase program	(4,286,624)
Balance at December 31, 2023	55,765,091
of which Common shares	61,165,663
of which Treasury stock	(5,400,572)

Issuance of shares under share option and free share plans (2)	(3,420,824)
Treasury Shares Issued for RSU Vesting	2,366,158
Treasury Shares Issued for LUS Vesting	1,953,761
Treasury Shares Retired (2)	3,590,000
Share repurchase program	(5,976,764)
Balance at December 31, 2024	54,277,422
of which Common shares	57,744,839
of which Treasury stock	(3,467,417)
(1) Adopted by the Board of Directors on December 7, 2023
(2) Adopted by the Board of Directors on April 25, 2024 and December 5, 2024
Note 16. Share-Based Compensation
Equity awards Compensation Expense
Equity awards compensation expense recorded in the consolidated statements of operations was as follows:

	Year Ended December 31,
	2024	2023	2022
	(in thousands)
Research and Development	$(54,027)	$(54,794)	$(36,514)
Sales and Operations	(21,457)	(20,011)	(14,200)
General and Administrative	(27,133)	(22,380)	(14,320)
Total equity awards compensation expense	(102,617)	(97,185)	(65,034)
Tax benefit from equity awards compensation expense	10,086	7,864	5,423
Total equity awards compensation expense, net of tax effect	$(92,531)	$(89,321)	$(59,611)
For the periods ended December 31, 2024 and 2023, the Company recognized $102.6 million and $97.2 million, respectively, of equity awards compensation expense, which consisted of share-based compensation expense, net of $4.0 million capitalized stock-based compensation relating to internally developed software in 2024.

The breakdown of the equity award compensation expense by instrument type was as follows:

	Year Ended December 31,
	2024	2023	2022
	(in thousands)
Share options	$(46)	$(90)	$(97)
Lock-up shares	(34,013)	(33,224)	(18,049)
Restricted stock units / Performance stock units	(66,736)	(61,949)	(45,025)
Nonemployee warrants	(1,822)	(1,922)	(1,863)
Total equity awards compensation expense	(102,617)	(97,185)	(65,034)
Tax benefit from equity awards compensation expense	10,086	7,864	5,423
Total equity awards compensation expense, net of tax effect	$(92,531)	$(89,321)	$(59,611)
Share Options
Stock options granted under the Company’s stock incentive plans generally vest over four years, subject to the holder’s continued service through the vesting date and expire no later than 10 years from the date of grant.

	Options Outstanding
	Number of Shares Underlying Outstanding Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)

Outstanding - December 31, 2023	319,238	$24.16	4.2	$1,622.7
Options granted	—
Options exercised	(83,518)
Options forfeited	(9,639)
Options canceled	—
Options expired	(7,400)
Outstanding - December 31, 2024	218,681	$20.49	4.5	$4,340.6

Vested and exercisable - December 31, 2024	218,681
The aggregate intrinsic value represents the difference between the exercise price of the options and the fair market value of common stock on the date of exercise. The aggregate intrinsic value of the share options exercised was $0.8 million,
$0.2 million and $0.7 million for the years ended December 31, 2024, 2023 and 2022, respectively. No new stock options were granted in the year ending December 31, 2024 and December 31, 2023. As of December 31, 2024, there was no remaining unrecognized stock-based compensation related to unvested stock options.
Lock-up shares
On August 1, 2022, 2,960,243 treasury shares were transferred to the Iponweb Founder (referred to as Lock-up Shares or
"LUS"), as partial consideration for the Iponweb Acquisition. These shares were subject to a lock-up period that expired in three installments on each of the first three anniversaries of the Iponweb Acquisition, unless the vesting schedule changed or the Iponweb Founder's employment agreement was terminated under certain circumstances during the duration of the lock-up period. These shares were considered as share-based compensation under ASC 718 and were accounted over the three-year lock-up period. The share based compensation expense is included in Research and Development expenses on the Consolidated Statement of Income.

The shares were valued based on the Nasdaq weighted average share price. In 2024, the Iponweb Founder's employment agreement was terminated, resulting in the early expiration of the three years lock-up period.

	Shares	Weighted- Average Grant date Fair Value Per Share

Outstanding as of December 31, 2023	1,953,761
Granted	—
Vested	(1,953,761)
Forfeited	—
Outstanding as of December 31, 2024	—	$23.73
Total compensation expense in 2024 of $34.0 million was recognized in Research and Development expense in the
Consolidated Statement of Income. This includes an additional share-based compensation expense of $13.3 million due to the repurchase of 640,000 shares in the third quarter ended September 30, 2024, for approximately $30.0 million, as part of our share buy-back program. As of December 31, 2024, the Company had no unrecognized stock-based compensation relating to the lock-up shares.
Restricted Stock Units and Performance Stock Units
During the year ended December 31, 2024, the Company granted new equity under our current equity compensation plans, which was comprised of restricted stock units (“RSU”), and performance-based RSU awards consisting of total shareholder return (“TSR”) and performance vesting conditions (“PSU”) to the Company’s senior executives.
Restricted Stock Units
Restricted stock units generally vest over four years, subject to the holder’s continued service and/or certain performance conditions through the vesting date. The grant date fair value is determined by the Company Nasdaq share price the day prior to the grant.

	Shares (RSU)	Weighted- Average Grant date Fair Value Per Share

Outstanding as of December 31, 2023	5,293,263
Granted	1,613,008
Vested	(2,129,087)
Forfeited	(354,750)
Outstanding as of December 31, 2024	4,422,434	$34.45
The RSUs are subject to a vesting period of four years, over which the expense is recognized on a straight-line basis. A total of 1,613,008 shares have been granted under this plan in the year 2024, with a weighted-average grant-date fair value of $41.88.
As of December 31, 2024, the Company had unrecognized stock-based compensation relating to restricted stock of approximately $77.9 million, which is expected to be recognized over a weighted-average period of 3.2 years.
Performance Stock Units
Performance stock units are subject to either a performance condition or a market condition.

Awards that are subject to a performance condition, are earned based on internal financial performance metrics measured by Contribution ex-TAC.
A total of 568,081 shares have been granted at target under two plans with a vesting period of three years. The target shares are subject to a range of vesting from 0% to 200% based on the performance of internal financial metrics, for a maximum number of shares of 1,136,162. The grant-date fair value is determined based on the fair-value of the shares at the grant date. The weighted average grant-date fair value of those plans is $33.07 per share for a total fair value of approximately $18.8 million, to be expensed on a straight-line basis over the respective vesting period. The number of shares granted, vesting and outstanding subject to performance conditions is as follows:

	Shares (PSU)	Weighted- Average Grant date Fair Value Per Share

Outstanding as of December 31, 2023	660,395
Granted	568,081
Performance share adjustment	64,152
Vested	(240,509)
Forfeited	(216,111)
Outstanding as of December 31, 2024	836,008	$33.47
As of December 31, 2024, the Company had unrecognized stock-based compensation related to performance stock units of approximately $11.3 million, which is expected to be recognized over a weighted-average period of 2.9 years.
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
The grant-date fair value is approximately $13.8 million, to be expensed on a straight-line basis over the respective vesting period.
The grant-date fair value was determined based on a Monte-Carlo valuation model using the following key assumptions:

Expected volatility of the Company	42.73%
Expected volatility of the benchmark	71.18%
Risk-free rate	4.27%
Expected dividend yield	—%
The number of shares granted, vested and outstanding subject to market conditions is as follows:

	Shares (TSR)	Weighted- Average Grant date Fair Value Per Share

Outstanding as of December 31, 2023	—	—
Granted	268,226	—
Vested	—	—
Forfeited	(9,088)	—
Outstanding as of December 31, 2024	259,138	$51.28
As of December 31, 2024, the Company had unrecognized stock-based compensation related to performance stock units based of market conditions of $8.7 million, which is expected to be recognized over a period from January 1, 2025 to
March 1, 2027.

Nonemployee warrants
Nonemployee warrants generally vest over four years, subject to the holder’s continued service through the vesting date.

	Shares	Weighted- Average Grant date Fair Value Per Share	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)

Outstanding - December 31, 2023	244,457	$19.56	4.5	$2,635.1
Granted	—
Exercised	(84,560)
Cancelled	—
Expired	—
Outstanding - December 31, 2024	159,897	$18.31	3.6	$3,528.7

Vested and exercisable - December 31, 2024	159,897
The aggregate intrinsic value represents the difference between the exercise price of the nonemployee warrants and the fair market value of common stock on the date of exercise. The  aggregate intrinsic value of nonemployee warrants exercised was $1.6 million, $0.3 million and $0.6 million for the years ended December 31, 2024, 2023 and 2022, respectively. During the period ended December 31, 2024, the weighted-average exercise price of nonemployee warrants is $28.53.
No new stock nonemployee warrants were granted in the year ending December 31, 2024 and December 31, 2023. As of
December 31, 2024, all instruments have fully vested.

Note 17. Financial and Other Income (Expense)
The Consolidated Statements of Income line item “Financial and Other income (expense)” can be broken down as follows:

	Year Ended December 31,
	2024	2023	2022
	(in thousands)

Financial income from cash equivalents	$10,068	$4,678	$1,932
Interest and fees	(1,824)	(2,244)	(2,025)
Foreign exchange (loss) income	(3,534)	(7,553)	19,659
Discounting impact	(1,767)	(5,289)	(4,700)
Other financial income (expense)	152	7,918	2,917
Total financial and other income (expense)	$3,095	$(2,490)	$17,783
The $3.1 million financial and other income for the period ended December 31, 2024 was mainly driven by interests income offset by the recognition of a negative impact of foreign exchange, including end of year non-cash marked to market, the accretion of earn-out liability related to the Iponweb acquisition and the financial expense relating to our
€407 million available Revolving Credit Facility ("RCF").
The $(2.5) million financial and other expense for the period ended December 31, 2023 was mainly driven by proceeds from disposal of non consolidated investments fully offset by the recognition of a negative impact of foreign exchange, including end of year non-cash marked to market, the accretion of earn-out liability related to Iponweb acquisition and financial expense relating to our €407 million available RCF.
The $17.8 million financial and other income for the period ended December 31, 2022 was mainly driven by the positive impact of foreign exchange derivatives entered-into to secure the cash consideration of the Iponweb acquisition. This was partially offset by the $4.7 million accretion of earn-out liability related to Iponweb acquisition. Other impacts come from the foreign exchange reevaluations net of related hedging of our operations, income from cash and cash equivalent, and the financial expense relating to our €407 million available RCF up-front fees amortization and non-utilization costs.

Note 18. Income Taxes
Breakdown of Income Taxes
The Consolidated Statements of Income line item “Provision for income taxes” can be broken down as follows:

	Year Ended December 31,
	2024	2023	2022
	(in thousands)
Current:
France	9,943	3,755	5,665
International	55,881	39,917	21,919
Current income tax provision	$65,824	$43,672	$27,584
Deferred:
France	(1,302)	634	5,868
International	(24,738)	(24,222)	(2,266)
Deferred income tax provision	$(26,040)	$(23,588)	$3,602
Provision for income taxes	$39,784	$20,084	$31,186
Income before taxes included income (loss) from France of $65.4 million, $38.3 million and $(4.2) million for the periods ended 2024, 2023 and 2022 respectively. Income before taxes from countries outside of France totaled $89.1 million, $36.4 million and $46.2 million for the periods ended December 31, 2024, 2023 and 2022, respectively.

Reconciliation between the Effective and Nominal Tax Expense
The following table shows the reconciliation between the effective and nominal tax expense at the nominal standard French rate of 25.8% (excluding additional contributions):

	Year Ended December 31,
	2024	2023	2022

	(in thousands)

Income before taxes	$154,497	$74,728	$42,061
Theoretical group tax-rates	25.8%	25.8%	25.8%
Nominal tax expense (benefit)	39,891	19,295	10,860

Increase / decrease in tax expense arising from:
French Research Tax Credit, Crédit d’Impôt Recherche (“CIR”)	(1,809)	(2,376)	(2,901)
Shared-based Compensation	5,722	8,764	2,895
Non-tax deductible provision from loss contingency on regulatory matters (see Note 20)	—	(5,546)	16,971
Nondeductible Expenses	7,745	5,274	6,178
Non recognition of deferred tax assets	366	878	3,190
Utilization or recognition of previously unrecognized tax losses	(5,839)	(1,760)	(1,338)
French CVAE (1)	1,237	1,593	1,635
Income eligible to reduced taxation rate (2)	(5,795)	(4,341)	(6,766)
Effect of different tax rates	292	(922)	201
Other differences	(2,026)	(775)	261
Provision for income taxes	$39,784	$20,084	$31,186
Effective tax rate	25.8%	26.9%	74.1%
Increases and decreases in tax expense are presented applying the theoretical group tax rate to the concerned tax bases.
The impact resulting from the differences between local tax rates and the group theoretical rate is shown in the “effect of different tax rates.”
(1) French CVAE "cotisation sur la valeur ajoutée des entreprises" - is the business value add contribution tax in France
(2) Income eligible to reduced taxation rate refers to the application of a reduced income tax rate on the majority of the technology royalties income

Deferred Tax Assets and Liabilities
The following table shows the changes in the major sources of deferred tax assets and liabilities:

	Year ended December 31, 2022	Change recognized in profit or loss	Change recognized in OCI	Other	Currency translation adjustments	Year ended December 31, 2023
	(in thousands)
Net deferred tax assets :
Net operating loss carryforwards	$21,450	$(3,420)	$—	$(1,038)	$742	$17,734
Shared-based Compensation	5,805	352	—	—	(90)	6,067
Bad debt allowance	5,192	2,079	—	62	56	7,389
Personnel-related accruals	8,419	1,512	—	—	27	9,958
Other accruals	3,978	(476)	—	—	(156)	3,346
Intangibles including capitalized R&D costs	5,344	19,004	—	(62)	54	24,340
Tax Credits	5,789	(1)	—	—	—	5,788
Other	3,345	3,315	(75)	(39)	223	6,769

Deferred Tax Assets	59,322	22,365	(75)	(1,077)	856	81,391

Valuation allowance	(31,139)	1,223	45	1,077	(1,000)	(29,794)

Deferred Tax Assets, net of valuation allowance	$28,183	$23,588	$(30)	$—	$(144)	$51,597

	Year ended December 31, 2023	Change recognized in profit or loss	Change recognized in OCI	Other	Currency translation adjustments	Year ended December 31, 2024
	(in thousands)
Net deferred tax assets :
Net operating loss carryforwards	$17,734	$(2,828)	$—	$—	$(576)	$14,330
Shared-based Compensation	6,067	6,087	—	99	75	12,328
Bad debt allowance	7,389	(2,184)	—	—	(171)	5,034
Personnel-related accruals	9,958	289	—	126	(269)	10,104
Other accruals	3,346	(276)	—	—	(362)	2,708
Intangibles including capitalized R&D costs	24,340	25,179	—	26	(249)	49,296
Tax Credits	5,788	130	—	—	(1)	5,917
Other	6,769	(1,623)	432	(126)	(609)	4,843

Deferred Tax Assets	81,391	24,774	432	125	(2,162)	104,560

Valuation allowance	(29,794)	1,266	(259)	(15)	1,181	(27,621)

Deferred Tax Assets, net of valuation allowance	$51,597	$26,040	$173	$110	$(981)	$76,939

Amounts recognized in our Consolidated Financial Statements are calculated at the level of each subsidiary within our
Consolidated Financial Statements. As of December 31, 2024, 2023 and 2022, the valuation allowance against net deferred income taxes amounted to $27.6 million, $29.8 million and $31.1 million, which related mainly to Criteo Corp.
($5.9 million, $5.7 million and $5.7 million, respectively), Criteo Brazil ($— million, $2.7 million and $3.3 million, respectively), Criteo Ltd ($9.3 million, $10.7 million and $8.1 million, respectively), Criteo Singapore ($— million,
$1.2 million and $1.5 million, respectively), Criteo Australia Pty ($2.9 million, $2.9 million and $2.6 million, respectively)
and Criteo France ($8.7 million, $5.0 million and $6.5 million, respectively).
The Company mainly has net operating loss carryforwards in the U.S. for $26.3 million in various states, which begin to expire in 2031 and net operating loss carryforwards in the United Kingdom for $35.4 million, which have no expiration date.
The company has $5.9 million of state R&D tax credits which can be carry-forward indefinitely.
Utilization of our net operating loss and tax credit carryforwards in the US may be subject to annual limitations due to the ownership change limitations provided by the IRS Code 382 and similar state provisions. Such annual limitations could result in the expiration of the net operating loss and tax credit carryforwards before their utilization.
As of December 31, 2024, we have not provided deferred taxes on unremitted earnings related to foreign subsidiaries. We intend to continue to reinvest these foreign earnings indefinitely and do not expect to incur any significant taxes related to such amounts.
Ongoing tax audits
As a multinational corporation, we are subject to regular review and audit by French, U.S. federal and state, and other foreign tax authorities. Significant uncertainties exist with respect to the amount of our tax liabilities, including those arising from potential challenges with certain positions we have taken. Any unfavorable outcome of such a review or audit could have an adverse impact on our tax rate.
Uncertain Tax Positions
The following table summarizes the activity related to our gross unrecognized tax benefits during the years ended
December 31, 2024, 2023 and 2022:

	Year Ended December 31,
	2024	2023	2022

	(in thousands)

Beginning balance of unrecognized tax benefits	$12,229	$13,315	$—
Increases (Decreases) related to current year tax positions	199	(1,086)	13,315
Ending balance of unrecognized tax benefits (excluding interest and penalties)	12,428	12,229	13,315

Interest and penalties associated with unrecognized tax benefits	5,589	4,556	4,665
Ending balance of unrecognized tax benefits (including interest and penalties)	$18,017	$16,785	$17,980
The total amount of gross unrecognized tax benefits, including related interest and penalties, was $18.0 million as of
December 31, 2024. All of the unrecognized tax benefits are considered noncurrent.
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

Pillar Two
In December 2021, the Organization for Economic Cooperation and Development (OECD) released Pillar Two Model Rules defining the global minimum tax, which calls for the taxation of a minimum rate of 15% for multinational companies with consolidated revenue above €750 million. Numerous jurisdictions have enacted or are in the process of enacting legislation to adopt a minimum effective tax rate. As of December 31, 2024, the adoption of Pillar Two resulted in an impact of
$3.0 million recognized in Provision for income taxes within the Consolidated Statement of Operations. The Company will continue to assess the ongoing impact of Pillar Two as additional guidance becomes available.
Note 19. Earnings Per Share
Basic Earnings Per Share
We calculate basic earnings per share by dividing the net income for the period attributable to shareholders of the Parent by the weighted average number of shares outstanding.

	Year Ended December 31,
	2024	2023	2022

	(in thousands, except share data)

Net income attributable to shareholders of Criteo S.A.	$111,571	$53,259	$8,952
Weighted average number of shares outstanding (Note 15)	54,817,136	56,170,658	60,004,707
Basic earnings per share	$2.04	$0.95	$0.15
Diluted Earnings Per Share
We calculate diluted earnings per share by dividing the net income attributable to shareholders of the Parent by the weighted average number of shares outstanding plus any potentially dilutive shares not yet issued from share-based compensation plans (see Note 15). There were no other potentially dilutive instruments outstanding as of December 31,
2024, 2023 and 2022. Consequently all potential dilutive effects from shares are considered.
For each period presented, a contract to issue a certain number of shares (i.e., share option, share warrant, or restricted share award) is assessed as potentially dilutive, if it is “in the money” (i.e., the exercise or settlement price is inferior to the average market price).

	Year Ended December 31,
	2024	2023	2022

	(in thousands, except share data)

Net income attributable to shareholders of Criteo S.A.	$111,571	$53,259	$8,952
Weighted average number of shares outstanding of Criteo S.A.	54,817,136	56,170,658	60,004,707
Dilutive effect of :
Restricted share awards ("RSUs")	2,904,711	2,643,129	2,554,516
Lock-up shares ("LUSs")	711,941	1,261,947	—
Share options and BSPCE	112,491	104,294	117,934
Share warrants	59,250	51,599	83,040
Weighted average number of shares outstanding used to determine diluted earnings per share	58,605,529	60,231,627	62,760,198
Diluted earnings per share	$1.90	$0.88	$0.14

The weighted average number of securities that were anti-dilutive for diluted EPS for the periods presented but which could potentially dilute EPS in the future are as follows:

	Year Ended December 31,
	2024	2023	2022

Restricted share awards	236,039	348,675	172,758
Share options and BSPCE	—	—	—
Weighted average number of anti-dilutive securities excluded from diluted earnings per share	236,039	348,675	172,758
Note 20. Commitments and contingencies
Contractual Commitments
We have $76.8 million of non-cancelable contractual commitments as of December 31, 2024, which are primarily related to software licenses, maintenance and bandwidth for our servers.
The following is a schedule, by years, of non-cancelable contractual commitments as of December 31, 2024 :

Total
(in thousands)
2025	$58,027
2026	17,782
2027	946
Total	$76,755
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
Legal and Regulatory Matters
Following a complaint from Privacy International against a number of advertising technology companies with certain data protection authorities, including in France, France's Commission Nationale de l'Informatique et des Libertés (the "CNIL")
opened a formal investigation in January 2020 against Criteo. In June 2023, the CNIL issued its decision, which retained alleged European Union's General Data Protection Regulation ("GDPR") violations but reduced the financial sanction against Criteo from the original amount of €60 million ($64.2 million) to €40 million ($43.3 million). Criteo issued the required sanction payment during the third quarter of 2023. The decision relates to past matters and does not include any obligation for Criteo to change its current practices. Criteo has appealed this decision before the French Council of State
(Conseil d’Etat).
We are party to a claim (Doe v. GoodRx Holdings, Inc. et al. in the U.S. District Court for the Northern District of California),
alleging violations of various state and federal laws. We intend to vigorously defend our position, but we are unable to predict the potential outcome at this time.

Non income tax risks
We have recorded a $31.9 million provision related to certain non income tax items accounted for under ASC 450
Contingencies. These risks were identified and recognized as part of the Iponweb Acquisition in 2022. We have recorded an indemnification asset in the full amount of the provision as the Company is indemnified against certain tax liabilities under the purchase agreement for the Iponweb Acquisition. The indemnification asset is recorded as part of "Other noncurrent assets" on the consolidated statement of financial position.
Note 21. Disaggregation of Revenue and Noncurrent Assets
The following table presents the Company's revenue disaggregated by major product for the years ended December 31,
2024, 2023 and 2022:

	Year Ended December 31,
	2024	2023	2022
	(in thousands)

Retail Media	$258,303	$209,007	$202,317

Commerce Growth	1,556,751	1,614,905	1,755,191
Other	118,235	125,533	59,495
Performance Media	1,674,986	1,740,438	1,814,686
Total Revenue	$1,933,289	$1,949,445	$2,017,003
The Company operates in three geographical markets:
•Americas: North and South America;
•Europe, Middle-East and Africa; and
•Asia-Pacific.
The following table discloses our consolidated revenue for each geographical area for each of the reported periods.
Revenue by geographical area is based mainly on the location of advertisers’ campaigns.
Revenue generated in other significant countries where we operate is presented in the following table:

	Year Ended December 31,
	2024	2023	2022
	(in thousands)

Americas	$892,175	$887,247	$891,267
of which United States	802,609	803,288	798,391

EMEA	676,455	672,610	706,861
of which Germany	202,653	200,145	196,373
of which France	87,770	100,277	111,368

Asia-Pacific	$364,659	$389,588	$418,875
of which Japan	204,082	216,991	253,996

For each reported period, noncurrent assets (corresponding to the net book value of tangible and intangible assets) are presented in the table below. The geographical information results from the locations of legal entities.

	Americas	EMEA	Asia- Pacific	Total
	(in thousands)

December 31, 2024	$68,193	$186,035	$11,378	$265,606
December 31, 2023	$89,355	$202,969	$15,058	$307,382
Note 22. Subsequent Events
Appointment of Chief Executive Officer
Michael Komasinski was appointed as the Company's Chief Executive Officer and a member of the Board of Directors effective February 15, 2025. Komasinski will succeed Megan Clarken who, as previously announced, is retiring and will be stepping down from her role as CEO and from the Board. Clarken will continue to serve in a senior advisory role during a transitional period.
Share Repurchase Program extension
On January 31, 2025, the Board of Directors authorized an increase of the previously authorized share repurchase program from up to $630.0 million to up to $805.0 million of the Company’s outstanding American Depositary Shares. The
Company intends to use repurchased shares to satisfy employee equity plan vesting in lieu of issuing new shares, and potentially in connection with M&A transactions.