Form 10-Q
period 2025-03-31
Criteo S.A.
filed 2025-05-02
CIK 1576427

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended March 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes  ☐      No ☒
          As of April 25, 2025, the registrant had 53,141,869 ordinary shares, nominal value €0.025 per share, outstanding.

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
Special Note Regarding Forward-Looking Statements
    This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are based on our management’s beliefs and assumptions and on information currently available to our management. All statements other than present and historical facts and conditions contained in this Form 10-Q, including statements regarding our future results of operations and financial position, business strategy, plans and objectives for future operations, are forward-looking statements and involve risks and uncertainties that could cause actual results to differ materially. When used in this Form 10-Q, the words “anticipate,” “believe,” “can,” “could,” “estimate,” “expect,” “intend,” “is designed to,” “may,” “might,” "objective," “plan,” “potential,” “predict,” "project," "seek," “should,” "will," "would," or the negative of these and similar expressions identify forward-looking statements.
    You should refer to Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2024, and to our subsequent quarterly reports on Form 10-Q, for a discussion of important factors that may cause our actual results to differ materially from those expressed or implied by our forward-looking statements. As a result of these factors, we cannot assure you that the forward-looking statements in this Form 10-Q will prove to be accurate. Furthermore, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified time frame or at all. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.
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

CRITEO S.A.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION (UNAUDITED)

	Notes	March 31, 2025	December 31, 2024
		(in thousands)
Assets
Current assets:
Cash and cash equivalents	3	$285,850	$290,693
Trade receivables, net of allowances of $27.0 million and $28.6 million at March 31, 2025 and December 31, 2024, respectively.	4	647,109	800,859
Income taxes	12	1,564	1,550
Other taxes		58,213	53,883
Other current assets	6	63,901	50,887
Marketable securities - current portion	3	27,301	26,242
Total current assets		1,083,938	1,224,114
Property and equipment, net		105,675	107,222
Intangible assets, net		160,264	158,384
Goodwill		521,137	515,188
Right of use assets - operating lease	8	100,736	99,468
Marketable securities - noncurrent portion	3	16,223	15,584
Noncurrent financial assets		4,920	4,332
Other noncurrent assets	6	60,733	61,151
Deferred tax assets		74,319	81,006
Total noncurrent assets		1,044,007	1,042,335
Total assets		$2,127,945	$2,266,449

Liabilities and shareholders' equity
Current liabilities:
Trade payables		$639,807	$802,524
Contingencies - current portion	14	1,649	1,882
Income taxes	12	31,266	34,863
Financial liabilities - current portion	3	6,980	3,325
Lease liability - operating - current portion	8	25,629	25,812
Other taxes		21,983	19,148
Employee - related payables		118,435	109,227
Other current liabilities	7	41,055	49,819
Total current liabilities		886,804	1,046,600
Deferred tax liabilities		4,200	4,067
Defined benefit plans	9	4,826	4,709
Financial liabilities - noncurrent portion	3	309	297
Lease liability - operating - noncurrent portion	8	77,788	77,584
Contingencies - noncurrent portion	14	31,939	31,939
Other noncurrent liabilities	7	21,843	20,156
Total noncurrent liabilities		140,905	138,752
Total liabilities		$1,027,709	$1,185,352
Commitments and contingencies
Shareholders' equity:
Common shares, €0.025 par value, 57,854,895 and 57,744,839 shares authorized, issued and outstanding at March 31, 2025 and December 31, 2024, respectively.		$1,933	$1,931
Treasury stock, 4,285,178 and 3,467,417 shares at cost as of March 31, 2025 and December 31, 2024, respectively.		(159,400)	(125,298)
Additional paid-in capital		707,489	709,580
Accumulated other comprehensive loss		(92,838)	(108,768)
Retained earnings		607,415	571,744
Equity attributable to the shareholders of Criteo S.A.		1,064,599	1,049,189
Noncontrolling interests		35,637	31,908
Total equity		1,100,236	1,081,097
Total equity and liabilities		$2,127,945	$2,266,449
The accompanying notes form an integral part of these unaudited condensed consolidated financial statements.

CRITEO S.A.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

		Three Months Ended
	Notes	March 31, 2025	March 31, 2024
		(in thousands, except per share data)

Revenue	2	$451,434	$450,055

Cost of revenue:
Traffic acquisition costs		187,062	196,167
Other cost of revenue		27,396	36,665

Gross profit		236,976	217,223

Operating expenses:
Research and development expenses		60,749	66,858
Sales and operations expenses		88,889	92,842
General and administrative expenses		39,171	47,169
Total operating expenses		188,809	206,869
Income from operations		48,167	10,354
Financial and other income	11	2,302	1,181
Income before taxes		50,469	11,535
Provision for income tax expense	12	10,458	2,969
Net Income		$40,011	$8,566

Net income available to shareholders of Criteo S.A.		$37,928	$7,244
Net income available to noncontrolling interests		$2,083	$1,322

Weighted average shares outstanding used in computing per share amounts:
Basic	13	53,979,157	55,149,622
Diluted	13	57,195,898	59,332,882

Net income allocated to shareholders per share:
Basic	13	$0.70	$0.13
Diluted	13	$0.66	$0.12
The accompanying notes form an integral part of these unaudited condensed consolidated financial statements.

CRITEO S.A.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS (UNAUDITED)

	Three Months Ended
	March 31, 2025	March 31, 2024
	(in thousands)

Net income	$40,011	$8,566
Foreign currency translation adjustments, net of taxes	17,216	(13,211)
Actuarial gains (losses) on employee benefits, net of taxes	310	(272)
Other comprehensive income (loss)	$17,526	$(13,483)
Total comprehensive income (loss)	$57,537	$(4,917)
Attributable to shareholders of Criteo S.A.	$53,858	$(4,193)
Attributable to noncontrolling interests	$3,679	$(724)
The accompanying notes form an integral part of these unaudited condensed consolidated financial statements.

CRITEO S.A.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)

	Share capital		Treasury Stock		Additional paid-in capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Equity - attributable to shareholders of Criteo S.A.	Non controlling interest	Total equity
	Common shares		Shares
	(in thousands, except share amounts )
Balance at December 31, 2023	61,165,663	$2,023	(5,400,572)	$(161,788)	$769,240	$(85,326)	$555,456	$1,079,605	$31,786	$1,111,391
Net income	—	—	—	—	—	—	7,244	7,244	1,322	8,566
Other comprehensive (loss)	—	—	—	—	—	(11,437)	—	(11,437)	(2,046)	(13,483)
Issuance of ordinary shares	15,338	1	—	—	394	—	—	395	—	395
Change in treasury stocks(*)	—	—	(1,216,547)	(42,575)	—	—	(19,568)	(62,143)	—	(62,143)
Share-Based Compensation	—	—	—	—	27,858	—	—	27,858	55	27,913
Other changes in equity	—	—	—	—	—	—	(40)	(40)	—	(40)
Balance at March 31, 2024	61,181,001	$2,024	(6,617,119)	$(204,363)	$797,492	$(96,763)	$543,092	$1,041,482	$31,117	$1,072,599
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

	Share capital		Treasury Stock		Additional paid-in capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Equity - attributable to shareholders of Criteo S.A.	Non controlling interest	Total equity
	Common shares		Shares
	(in thousands, except share amounts )
Balance at December 31, 2024	57,744,839	$1,931	(3,467,417)	$(125,298)	$709,580	$(108,768)	$571,744	$1,049,189	$31,908	$1,081,097
Net income	—	—	—	—	—	—	37,928	37,928	2,083	40,011
Other comprehensive loss	—	—	—	—	—	15,930	—	15,930	1,596	17,526
Issuance of ordinary shares	110,056	2	—	—	1,843	—	—	1,845	—	1,845
Change in treasury stocks(*)	—	—	(817,761)	(34,102)	(20,549)	—	(1,517)	(56,168)	—	(56,168)
Share-Based Compensation	—	—	—	—	16,615	—	—	16,615	48	16,663
Other changes in equity	—	—	—	—	—	—	(740)	(740)	2	(738)
Balance at March 31, 2025	57,854,895	$1,933	(4,285,178)	$(159,400)	$707,489	$(92,838)	$607,415	$1,064,599	$35,637	$1,100,236
(*) On January 31, 2025, Criteo's board of directors authorized an extension of the share repurchase program to up to $805.0 million of the Company's outstanding American Depositary Shares. The change in treasury stocks is comprised of 1,460,246 shares repurchased at a weighted average price of $38.5 offset by 642,485 treasury shares used for RSUs vesting.
The accompanying notes form an integral part of these unaudited condensed consolidated financial statements.

CRITEO S.A.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended
	March 31, 2025	March 31, 2024
	(in thousands)
Net income	$40,011	$8,566
Noncash and nonoperating items	42,630	60,161
- Amortization and provisions	23,583	25,235
- Equity awards compensation expense	17,135	27,292
- Change in uncertain tax position	—	882
- Net change in fair value of earn-out	—	3,237
- Change in deferred taxes	6,888	3,174
- Change in income taxes	(4,288)	(2,255)
- Other	(688)	2,596
Changes in assets and liabilities:	(20,300)	(54,710)
- Trade receivables	163,943	158,056
- Trade payables	(174,331)	(201,921)
- Other current assets	(8,460)	(6,589)
- Other current liabilities	(145)	(3,534)
- Change in operating lease liabilities and right of use assets	(1,307)	(722)
Net cash provided by operating activities	62,341	14,017
Cash flows from investing activities
Acquisition of intangible assets, property and equipment	(17,091)	(13,844)
Disposal of intangible assets, property and equipment	—	620
Payment for business, net of cash acquired	—	(527)
Purchases of marketable securities	(11,449)	(671)
Maturities and sales of marketable securities	11,002	523
Net cash used in investing activities	(17,538)	(13,899)
Cash flows from financing activities
Proceeds from exercise of stock options	1,845	395
Repurchase of treasury stocks	(56,168)	(62,143)
Change in other financing activities	(471)	(432)
Net cash used in financing activities	(54,794)	(62,180)
Effect of exchange rates changes on cash and cash equivalents	5,219	(7,333)
Net decrease in cash and cash equivalents and restricted cash	(4,772)	(69,395)
Net cash and cash equivalents and restricted cash at the beginning of the period	290,943	411,257
Net cash and cash equivalents and restricted cash at the end of the period	$286,171	$341,862

Supplemental disclosures of cash flow information
Cash paid for taxes, net of refunds	(5,920)	(1,168)
Cash paid for interest	(244)	(327)
Noncash investing and financing activities
Intangible assets, property and equipment acquired through payables	1,621	2,738
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

Note 1. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements (the "Unaudited Condensed Consolidated Financial Statements") have been prepared by Criteo in accordance with generally accepted accounting principles in the United States of America ("GAAP") and pursuant to the applicable rules and regulations of the Securities and Exchange Commission ("SEC"), including regarding interim financial reporting. Certain information and disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. As such, these unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 28, 2025.

The unaudited condensed consolidated financial statements included herein reflect all normal recurring adjustments that are, in the opinion of management, necessary to state fairly the results for the interim periods presented. The results of operations for the interim periods presented are not necessarily indicative of the operating results to be expected for any subsequent interim period or for the fiscal year ending December 31, 2025.

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

On an on-going basis, management evaluates its estimates, primarily those related to: (1) revenue recognition (2) income taxes, (3) assumptions used in the valuation of long-lived assets including intangible assets, and goodwill, and (4) assumptions surrounding the recognition and valuation of contingent liabilities and losses.

Significant Accounting Policies

In January 2025, we completed an assessment of the useful lives of our servers and network equipment, resulting in a change in the estimated useful life of certain servers and network equipment from five to six years. This change in accounting estimate is effective beginning fiscal year 2025.

There have been no other significant changes to our accounting policies described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

Reclassifications

Certain prior year amounts, which are not material, have been reclassified to conform to current year presentation in the notes to condensed consolidated financial statements.

Accounting Pronouncements Not Yet Adopted
In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures, which improves the transparency of income tax disclosures. The standard requires disaggregated information about a reporting entity's effective tax rate reconciliation as well as information on income taxes paid. The new standard is effective for annual periods beginning after December 15, 2024. We do not expect the adoption of this standard to have an impact on our consolidated financial statements.
In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures, which requires disaggregated disclosure of income statement expenses. This standard is effective for annual periods beginning after December 15, 2026, with early adoption permitted. We do not expect the adoption of this standard to have a material impact on our consolidated financial statements.

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

The Company's chief operating decision maker ("CODM"), our Chief Executive Office ("CEO"), allocates resources to and assesses the performance of each operating segment using information about Contribution ex-TAC, which is Criteo's segment profitability measure and reflects our gross profit plus other costs of revenue. The CODM only reviews revenues and corresponding TAC for each segment, and does not regularly review any other expense nor financial information for our two segments.
The following table shows revenue by reportable segment:

	Three Months Ended
	March 31, 2025	March 31, 2024
	(in thousands)
Retail Media	$59,498	$50,872
Performance Media	391,936	399,183
Total Revenue	$451,434	$450,055

The following table shows TAC by reportable segment:

	Three Months Ended
	March 31, 2025	March 31, 2024
	(in thousands)
Retail Media	$708	$703
Performance Media	186,354	195,464
Total Traffic Acquisition Costs	$187,062	$196,167

The following table shows Contribution ex-TAC by reportable segment and its reconciliation to the Company’s Consolidated Statements of Operation:

	Three Months Ended
	March 31, 2025	March 31, 2024
	(in thousands)
Contribution ex-TAC
Retail Media	$58,790	$50,169
Performance Media	205,582	203,719
	$264,372	$253,888

Other cost of revenue	27,396	36,665
Gross profit	$236,976	$217,223

Operating expenses
Research and development expenses	60,749	66,858
Sales and operations expenses	88,889	92,842
General and administrative expenses	39,171	47,169
Total Operating expenses	$188,809	$206,869

Income from operations	$48,167	$10,354
Financial and other Income	2,302	1,181
Income before tax	$50,469	$11,535

Note 3. Cash, Cash Equivalents, and Marketable Securities

Fair Value Measurements
The following tables summarize our assets measured at fair value on a recurring basis and the classification by level of input within the fair value hierarchy:

	March 31, 2025	December 31, 2024
	(in thousands)
Cash and Cash Equivalents
Level 1
Cash	$224,982	$251,452
Money Market funds	13,097	12,479
Level 2
Term deposits and notes	47,771	26,762
Total	$285,850	$290,693

Marketable Securities
The following table presents for each reporting period, the breakdown of the fair value of marketable securities:

	March 31, 2025	December 31, 2024

	(in thousands)
Securities Held-to-maturity
Term Deposits	43,524	41,826
Total	$43,524	$41,826

The gross unrealized gains or (loss) on our marketable securities were not material as of March 31, 2025.
For our marketable securities, the fair value approximates the carrying amount, given the nature of the term deposit and the maturity of the expected cash flows.
The following table classifies our marketable debt securities by contractual maturities:

Held-to-maturity
March 31, 2025

(in thousands)
Due in one year	$27,301
Due in one to five years	16,223
Total	$43,524
.

Note 4. Trade Receivables
The following table shows the breakdown in trade receivables net book value for the presented periods:

	March 31, 2025	December 31, 2024

	(in thousands)
Trade accounts receivables	$674,153	$829,462
(Less) Allowance for credit losses	(27,044)	(28,603)
Net book value at end of period	$647,109	$800,859

Note 5. Goodwill
Goodwill allocated to the two reportable segments and the changes in the carrying amount for the quarter-ended March 31, 2025 were as follows:

	Retail Media	Performance Media	Total

	(in thousands)
Balance at January 1, 2025	$144,961	$370,227	$515,188
Acquisitions	—	—	—
Disposals	—	—	—
Currency translation adjustment	2,634	3,315	5,949
Impairments	—	—	—
Balance at March 31, 2025	$147,595	$373,542	$521,137

Note 6. Other Current and Noncurrent Assets
The following table shows the breakdown in other current assets net book value for the presented periods:

	March 31, 2025	December 31, 2024

	(in thousands)
Prepayments to suppliers	$54,654	$40,579
Other current assets	9,247	10,308
Total	$63,901	$50,887
Prepayments to suppliers include amounts related to SaaS arrangements and licenses and other prepayments to suppliers of good and services.
Other current assets as of March 31, 2025 and December 31, 2024, include restricted cash of $0.3 million and of $0.3 million, respectively.
Other noncurrent assets as of March 31, 2025 and December 31, 2024 of $60.7 million and $61.2 million are primarily comprised of the indemnification asset of $50.2 million and $50.0 million recorded against certain tax liabilities related to the Iponweb Acquisition.

Note 7. Other Current and Noncurrent Liabilities
Other current liabilities are presented in the following table:

	March 31, 2025	December 31, 2024

	(in thousands)
Rebates	$29,561	$31,989
Customer prepayments and deferred revenue	6,399	9,636
Accounts payable relating to capital expenditures	1,621	1,758
Other creditors	3,473	6,436
Total	$41,055	$49,819

Other noncurrent liabilities are presented in the following table:

	March 31, 2025	December 31, 2024

	(in thousands)
Uncertain tax positions	$19,116	$18,884
Other	2,726	1,272
Total	$21,843	$20,156
The uncertain tax positions are primarily related to the Iponweb Acquisition.

Note 8. Leases
The components of lease expense are as follows:

	Three Months Ended
	March 31, 2025	March 31, 2024
	(in thousands)
Lease expense	$7,993	$9,862
Short term lease expense	69	313
Variable lease expense	493	359
Sublease income	(300)	(422)
Total operating lease expense	$8,255	$10,112

Note 9. Employee Benefits
Defined Benefit Plans
According to French law and the Syntec Collective Agreement, French employees are entitled to compensation paid on retirement, equal to up to twelve months of their salary based on term of employment.
The following table summarizes the changes in the projected benefit obligation:

Projected benefit obligation
(in thousands)
Accumulated postretirement benefit obligation at January 1, 2024	$4,123
Service cost	687
Interest cost	158
Curtailment	(192)
Actuarial losses (gains)	216
Currency translation adjustment	(283)
Accumulated postretirement benefit obligation at December 31, 2024	$4,709
Service cost	183
Interest cost	47
Actuarial losses (gains)	(305)
Currency translation adjustment	192
Accumulated postretirement benefit obligation at March 31, 2025	$4,826
The Company does not hold any plan assets for any of the periods presented.
The main assumptions used for the purposes of the actuarial valuations are listed below:

	Three Months Ended	Year Ended
	March 31, 2025	December 31, 2024
Discount rate (Corp AA)	4.2%	3.9%
Expected rate of salary increase	7.0%	7.0%
Expected rate of social charges	49.0%	49.0%
Expected staff turnover	—% - 18.6%	—% - 18.6%
Estimated retirement age	65 years old	65 years old
Life table	TH-TF 2000-2002 shifted	TH-TF 2000-2002 shifted

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

	Three Months Ended
	March 31, 2025	March 31, 2024
	(in thousands)
Defined contributions plans included in personnel expenses	$4,242	$4,226

Note 10. Share-Based Compensation

Equity Awards Compensation Expense

Equity awards compensation expense recorded in the consolidated statements of operations was as follows:

	Three Months Ended
	March 31, 2025	March 31, 2024
	(in thousands)
Research and Development	$4,335	$14,595
Sales and Operations	5,421	5,727
General and Administrative	6,124	6,970
Total equity awards compensation expense (1)	$15,880	$27,292
Tax benefit from equity awards compensation expense	(2,468)	(2,428)
Total equity awards compensation expense, net of tax effect	$13,412	$24,864

(1) The three months ended March 31, 2025 and March 31, 2024 are presented net of, $1.3 million and $1.1 million, respectively, capitalized stock-based compensation relating to internally developed software.

The breakdown of the equity award compensation expense by instrument type was as follows:

	Three Months Ended
	March 31, 2025	March 31, 2024
	(in thousands)
Stock options	$—	$—
Lock-up shares	—	9,613
Restricted stock units / Performance stock units	15,409	17,179
Nonemployee warrants	471	500
Total equity awards compensation expense (1)	$15,880	$27,292
Tax benefit from equity awards compensation expense	(2,468)	(2,428)
Total equity awards compensation expense, net of tax effect	$13,412	$24,864

(1) The three months ended March 31, 2025 and March 31, 2024 are presented net of, $1.3 million and $1.1 million, respectively, capitalized stock-based compensation relating to internally developed software.

A detailed description of each instrument type is provided below.

Stock Options

Stock options granted under the Company’s stock incentive plans generally vest over four years, subject to the holder’s continued service through the vesting date and expire no later than 10 years from the date of grant.

	Options Outstanding
	Number of Shares Underlying Outstanding Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)

Outstanding as of December 31, 2024	218,681	$20.49	4.5	$4,340.6
Options granted	—
Options exercised	(52,776)
Options forfeited	(1,100)
Options canceled	—
Options expired	(6,910)
Outstanding as of March 31, 2025	157,895

Vested and exercisable as of March 31, 2025	157,895	$20.23	4.3	$2,599.9

The aggregate intrinsic value represents the difference between the exercise price of the options and the fair market value of common stock on the date of exercise. The aggregate intrinsic value of the stock options exercised was $0.9 million and $0.8 million for the period ended March 31, 2025, and December 31, 2024, respectively.
No new stock options were granted in the period ending March 31, 2025. As of March 31, 2025, there was no remaining unrecognized stock-based compensation related to unvested stock options.

Restricted Stock Units and Performance Stock Units

During the three months ended March 31, 2025, the Company granted new equity awards under our current equity compensation plans, which were comprised of restricted stock units (“RSU”), and performance-based awards for the Company’s senior executives, which are subject to the achievement of certain performance goals (“Financial PSU”) or to share price metrics tied to total shareholder return (“TSR PSU”).

Restricted Stock Units

Restricted stock units generally vest over four years, subject to the holder’s continued service and/or certain performance conditions through the vesting date. The grant date fair value is determined by the Company's Nasdaq share price the day prior to the grant.

	Shares (RSU)	Weighted-Average Grant date Fair Value Per Share

Outstanding as of December 31, 2024	4,422,434	—
Granted	271,970	—
Vested	(416,527)	—
Forfeited	(105,519)	—
Outstanding as of March 31, 2025	4,172,358	$34.94

The RSUs are subject to a vesting period of four years, over which the expense is recognized on a straight-line basis. A total of 271,970 shares have been granted under this plan, with a weighted-average grant-date fair value of $38.26.

As of March 31, 2025, the Company had unrecognized stock-based compensation relating to restricted stock of approximately $68.6 million, which is expected to be recognized over a weighted-average period of 3.2 years.

Performance Stock Units

Performance stock units (PSUs) are subject to either internal financial performance conditions or external market conditions.

Financial PSUs are earned based on the achievement of certain financial metrics, including Contribution ex-TAC, Contribution ex-TAC of Retail Media and Adjusted EBITDA. A total of 215,764 shares have been granted at target with a vesting period of three years. The target shares are subject to a range of vesting from 0% to 200% based on the performance of internal financial metrics, for a maximum number of shares of 431,524. The grant date fair value is determined by the Company's Nasdaq share price the day prior to the grant. The weighted average grant-date fair value of those plans is $38.26 per share for a total fair value of approximately $8.3 million, to be expensed on a straight-line basis over the respective vesting period.

The number of shares granted, vesting and outstanding subject to performance conditions is as follows:

	Shares (Financial PSU)	Weighted-Average Grant date Fair Value Per Share

Outstanding as of December 31, 2024	836,008	—
Granted	215,764	—
Performance share adjustment	16,539
Vested	(226,685)	—
Forfeited	—	—
Outstanding as of March 31, 2025	841,626	$34.84

As of March 31, 2025, the Company had unrecognized stock-based compensation related to performance stock units of approximately $13.2 million, which is expected to be recognized over a weighted-average period of 3.6 years.

TSR PSUs are earned based on the Company’s total shareholder return relative to the Nasdaq Composite Index, and certain other vesting conditions. A total of 215,764 shares have been granted at target under this plan, to be earned in two equal tranches over a term of two and three years, respectively. The target shares are subject to a range of vesting from 0% to 200% for each tranche based on the TSR, for a maximum number of shares of 431,528. The grant-date fair value is approximately $12.3 million, to be expensed on a straight-line basis over the respective vesting period.
The grant-date fair value was determined based on a Monte-Carlo valuation model using the following key assumptions:

Expected volatility of the Company	40.33%
Expected volatility of the benchmark	77.41%
Risk-free rate	3.95%
Expected dividend yield	—%
The number of shares granted, vested and outstanding subject to market conditions is as follows:

	Shares (TSR PSU)	Weighted-Average Grant date Fair Value Per Share

Outstanding as of December 31, 2024	259,138	—
Granted	215,764	—
Vested	—	—
Forfeited	—	—
Outstanding as of March 31, 2025	474,902	$22.21
As of March 31, 2025, a total of $1.8 million expense has been recognized and the Company had unrecognized stock-based compensation related to performance stock units based of market conditions of $19.2 million, which is expected to be recognized over a period from April 1, 2025 to March 1, 2028.
Nonemployee warrants

Nonemployee warrants generally vest over four years, subject to the holder’s continued service through the vesting date.

	Shares	Weighted-Average Grant date Fair Value Per Share	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)

Outstanding as of December 31, 2024	159,897	$18.31	3.6	$3,528.7
Granted	—
Exercised	—
Canceled	—
Expired	(7,730)
Outstanding as of March 31, 2025	152,167	$17.01	3.5	$3,015.6

Vested and exercisable - March 31, 2025	152,167

The aggregate intrinsic value represents the difference between the exercise price of the nonemployee warrants and the fair market value of common stock on the date of exercise. The aggregate intrinsic value of nonemployee warrants exercised was $1.6 million, and $0.0 million for the year and quarter ended December 31, 2024, and March 31, 2025, respectively. During the period ended March 31, 2025, there were no exercises of nonemployee warrants.

No new nonemployee warrants were granted in the period ending March 31, 2025. As of March 31, 2025 all instruments have fully vested.

Note 11. Financial and Other Income and Expenses
The condensed consolidated statements of income line item “Financial and Other Income” can be broken down as follows:

	Three Months Ended
	March 31, 2025	March 31, 2024
	(in thousands)
Financial income from cash equivalents	$1,680	$2,189
Interest and fees	(430)	(423)
Foreign exchange (loss) income	1,072	879
Discounting impact	—	(1,778)
Other financial income (expense)	(20)	314
Total Financial and Other Income	$2,302	$1,181
The $2.3 million in financial and other income for the three months ended March 31, 2025, were mainly driven by financial income from cash equivalents and a positive impact of foreign exchange losses.

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
In December 2021, the Organization for Economic Cooperation and Development (OECD) released Pillar Two Model Rules defining the global minimum tax, which calls for the taxation of a minimum rate of 15% for multinational companies with consolidated revenue above €750 million. Numerous jurisdictions have enacted or are in the process of enacting legislation to adopt a minimum effective tax rate. While the adoption of Pillar Two did not have a material impact on the three months ended March 31, 2025, the Company will continue to assess the ongoing impact as additional guidance becomes available.
The following table presents provision for income taxes:

	Three Months Ended
	March 31, 2025	March 31, 2024
	(in thousands)
Provision for Income taxes	$10,458	$2,969
For the three months ended March 31, 2025, the provision for income taxes differs from the nominal standard French rate of 25.0% primarily due to the application of the reduced income tax rate on the majority of the technology royalties income in France.

Note 13. Earnings Per Share
Basic Earnings Per Share
We calculate basic earnings per share ("EPS") by dividing the net income or loss for the period attributable to shareholders of the Parent by the weighted average number of shares outstanding.

	Three Months Ended
	March 31, 2025	March 31, 2024
Net income attributable to shareholders of Criteo S.A.	$37,928	$7,244
Weighted average number of shares outstanding of Criteo S.A.	53,979,157	55,149,622
Basic earnings per share	$0.70	$0.13
Diluted Earnings Per Share
We calculate diluted earnings per share by dividing the net income or loss attributable to shareholders of the Parent by the weighted average number of shares outstanding plus any potentially dilutive shares not yet issued from share-based compensation plans (refer to Note 10). There were no other potentially dilutive instruments outstanding as of March 31, 2025 and 2024. Consequently all potential dilutive effects from shares are considered.
For each period presented, a contract to issue a certain number of shares ((i.e., share option, nonemployee warrant, was assessed as potentially dilutive if it was “in the money” (i.e., the exercise or settlement price is lower than the average market price).

	Three Months Ended
	March 31, 2025	March 31, 2024
Net income attributable to shareholders of Criteo S.A.	$37,928	$7,244
Basic shares :
Weighted average number of shares outstanding of Criteo S.A.	53,979,157	55,149,622
Dilutive effect of :
Restricted share awards ("RSUs")	3,079,762	2,994,079
Lock-up shares ('LUSs")	—	1,041,412
Stock options	82,956	96,763
Share warrants	54,023	51,006
Diluted shares :
Weighted average number of shares outstanding used to determine diluted earnings per share	57,195,898	59,332,882
Diluted earnings per share	$0.66	$0.12
The weighted average number of securities that were anti-dilutive for diluted EPS for the periods presented but which could potentially dilute EPS in the future are as follows:

	Three Months Ended
	March 31, 2025	March 31, 2024
Restricted share awards	33,092	641,556
Stock options	—	—
Weighted average number of anti-dilutive securities excluded from diluted earnings per share	33,092	641,556

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
Non-income tax risks
We have recorded a $31.9 million provision related to certain non-income tax items accounted for under ASC 450 Contingencies. These risks were identified and recognized as part of the Iponweb Acquisition in 2022. We have recorded an indemnification asset in the full amount of the provision as the Company is indemnified against certain tax liabilities under the purchase agreement for the Iponweb Acquisition. The indemnification asset is recorded as part of "Other noncurrent assets" on the consolidated statement of financial position.

Note 15. Disaggregation of Revenue and Noncurrent Assets
The following table presents the Company's revenue disaggregated by major product for the period ended March 31, 2025 and March 31, 2024 :

	Three Months Ended
	March 31, 2025	March 31, 2024
	(in thousands)
Retail Media	$59,498	$50,872

Commerce Growth	365,296	372,765
Other	26,640	26,418
Performance Media	391,936	399,183
Total Revenue	$451,434	$450,055

The Company operates in three geographical markets:
•Americas: North and South America;
•Europe, Middle-East and Africa; and
•Asia-Pacific.
The following table discloses our consolidated revenue for each geographical area for each of the reported periods. Revenue by geographical area is based mainly on the location of advertisers’ campaigns.
Revenue generated in other significant countries where we operate is presented in the following table:

	Three Months Ended
	March 31, 2025	March 31, 2024
	(in thousands)
Americas
United States	$174,499	$177,277
EMEA
Germany	$45,983	$49,877
France	$19,439	$21,473
Asia-Pacific
Japan	$54,151	$53,144
For each reported period, non-current assets (corresponding to the net book value of tangible and intangible assets) are presented in the table below. The geographical information includes results from the locations of legal entities.

	Americas	EMEA	Asia-Pacific	Total
	(in thousands)

March 31, 2025	$64,436	$190,118	$11,385	$265,939
December 31, 2024	$68,193	$186,035	$11,378	$265,606

Note 16. Subsequent Events
Update on Chrome Third-Party Cookie Policy
On April 23, 2025, Google announced that it will maintain its current approach for offering users control over third-party cookies in the Chrome browser. This decision follows a 2024 proposal to implement a new framework and standalone prompt for collecting user consent regarding third-party cookie usage across web browsing activity. Google confirmed it will not proceed with the proposed standalone consent prompt and instead will continue with its existing mechanisms for user choice. We expect this to have positive near-term and long-term implications.
Commercial Update
On April 30, 2025, our largest customer notified us that they will curtail the scope of services to be provided commencing November 1, 2025, which will reduce the expected revenue from that date onwards. This event does not have an impact on the balance sheet as of the period end March 31, 2025.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the Securities and Exchange Commission ("SEC"), on February 28, 2025. In addition to our historical condensed consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Quarterly Report on Form 10-Q, particularly in Part II, Item 1A, "Risk Factors."

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
Current quarter financial highlights
For the three months ended March 31, 2025, revenue increased by 0.3% to $451.4 million, compared to the same period in the prior year, primarily driven by growth in Retail Media, partially offset by a decrease in Performance Media. At constant currency, revenue increased by 3%.
Gross profit for the three months ended March 31, 2025 increased by 9% to $237.0 million, compared to the same period in the prior year, mainly due to lower traffic acquisition costs and other costs of revenue.
Contribution ex-TAC for the three months ended March 31, 2025 increased by 4% to $264.4 million, compared to the same period in the prior year, primarily driven by growth in Retail Media. At constant currency, Contribution ex-TAC increased by 7%.

Net income for the three months ended March 31, 2025 increased by 367% to $40.0 million, primarily due to an increase in gross profit and a decrease in operating expenses.
Adjusted EBITDA for the three months ended March 31, 2025 increased by 30% to $92.1 million, compared to the same period in the prior year, primarily due to higher Contribution ex-TAC and a decrease in operating expenses.

Cash flow from operating activities was $62.3 million for the three months ended March 31, 2025, compared to $14.0 million in the same period in the prior year, as a result of the positive trends in our income from operations.
Trends, Opportunities and Challenges
We believe our performance and future success depend on several factors that present significant opportunities but also pose risks and challenges, including those referred to in Part I, Item 1A of our risk factor section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, and in our subsequent quarterly reports on Form 10-Q.
Develop and Scale our Commerce Media Platform

Our future growth depends upon our ability to retain and scale our existing clients and increase the usage of our Commerce Media platform as well as adding new clients. We believe that we are in a leading position in the Commerce Media space as we have unique commerce data at scale, deep integrations with retailers, a large client base, differentiated technology and an R&D powerhouse. By unifying the Commerce Media ecosystem with a multi-retailer, multi-channel, multi-format approach and providing full funnel closed loop measurement to our clients, we believe we are well positioned to capture more ad budgets and market share.

Business and Macroeconomic Conditions

Global economic and geopolitical conditions have been volatile due to factors such as the changes in global trade policies, the conflicts in Ukraine and the Middle East, inflation, and fluctuating interest rates. The economic uncertainty resulting from these factors may negatively impact advertising demand, consumer behavior, and our performance.

These factors, among others, including the impact of persistent inflation and changes in political and economic conditions (such as changes in or additional tariffs), make it difficult for Criteo and our clients to accurately forecast and plan future business activities, and could cause the Company's clients to reduce or delay their advertising spending or increase their cautiousness, which, in turn, could have an adverse impact on our business, financial condition and results of operations. We are monitoring these macroeconomic conditions closely and may continue to take actions in response to such conditions to the extent they adversely affect our business.

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

Results of Operations for the Periods Ended March 31, 2025 and March 31, 2024 (Unaudited)
Revenue

Revenue breakdown by segment

	Three Months Ended
	March 31, 2025	March 31, 2024	% change
	(in thousands, except percentages)
Revenue as reported	451,434	450,055	0.3%
Conversion impact U.S. dollar/other currencies	10,582
Revenue at constant currency	$462,016	$450,055	3%

Retail Media revenue as reported	59,498	50,872	17%
Conversion impact U.S. dollar/other currencies	445
Retail Media revenue at constant currency	$59,943	$50,872	18%

Performance Media revenue as reported	391,936	399,183	(2)%
Conversion impact U.S. dollar/other currencies	10,137
Performance Media revenue at constant currency	$402,073	$399,183	0.7%

Revenue for the three months ended March 31, 2025 increased 0.3%, or 3% on a constant currency basis, to $451.4 million compared to the three months ended March 31, 2024, reflecting growth in Retail Media.

In the three months ended March 31, 2025, 93% of revenue came from existing clients while 7% came from new client additions.

Retail Media revenue increased 17%, or 18% on a constant currency basis, to $59.5 million for the three months ended March 31, 2025, driven by continued strength in Retail Media onsite, in particular in the U.S. market, and growing network effects of onboarding brands and retailers to the platform.

Performance Media revenue decreased (2)%, or increased 0.7% on a constant currency basis, to $391.9 million for the three months ended March 31, 2025, driven by continued strength in travel and classifieds, partially offset by soft retail trends, in particular related to fashion, and lower spend in our media trading marketplace.

Additionally, our $451.4 million of revenue for the three months ended March 31, 2025 was negatively impacted by $10.6 million of currency fluctuations, particularly as a result of the depreciation of the Euro, the Japanese Yen, the Brazilian Real, and the Korean Won compared to the U.S. dollar.

Revenue breakdown by region

	Three Months Ended
	March 31, 2025	March 31, 2024	% change
	(in thousands, except percentages)
Revenue as reported	451,434	450,055	0.3%
Conversion impact U.S. dollar / other currencies	10,582	—
Revenue at constant currency	$462,016	$450,055	3%
Americas
Revenue as reported	192,908	198,365	(3)%
Conversion impact U.S. dollar / other currencies	2,181	—
Revenue at constant currency	$195,089	$198,365	(2)%
EMEA
Revenue as reported	164,861	162,842	1%
Conversion impact U.S. dollar / other currencies	4,368	—
Revenue at constant currency	$169,229	$162,842	4%
Asia-Pacific
Revenue as reported	93,665	88,849	5%
Conversion impact U.S. dollar / other currencies	4,033	—
Revenue at constant currency	$97,698	$88,849	10%

Our revenue in the Americas region decreased (3)%, or (2)% on a constant currency basis, to $192.9 million for the three months ended March 31, 2025 compared to the three months ended March 31, 2024. This primarily reflects continued soft retail trends, partially offset by strong performance of Retail Media as the platform continues to scale with large retailers and consumer brands.

Our revenue in EMEA increased 1%, or 4% on a constant currency basis, to $164.9 million for the three months ended March 31, 2025 compared to the three months ended March 31, 2024, reflecting continued traction in Retail Media and continued strength in Travel.

Our revenue in the Asia-Pacific region increased 5%, or increased 10% on a constant currency basis, to $93.7 million for the three months ended March 31, 2025 compared to the three months ended March 31, 2024, reflecting solid Travel and Retail trends, partially offset by soft trends in Classified in the region.

Cost of Revenue

	Three Months Ended
	March 31, 2025	March 31, 2024	% change
	(in thousands, except percentages)
Traffic acquisition costs	187,062	196,167	(5)%
Other cost of revenue	27,396	36,665	(25)%
Total cost of revenue	$214,458	$232,832	(8)%
% of revenue	48%	52%
Gross profit %	52%	48%

	Three Months Ended
	March 31, 2025	March 31, 2024	% change
	(in thousands, except percentages)
Retail Media	708	703	1%
Performance Media	186,354	195,464	(5)%
Traffic Acquisition Costs	$187,062	$196,167	(5)%

Cost of revenue for the three months ended March 31, 2025 decreased $(18.4) million, or (8)%, compared to the three months ended March 31, 2024. This decrease was the result of a decrease of $(9.1) million, or (5)% (or 2% on a constant currency basis) in traffic acquisition costs driven by a lower average price partially offset by an increase in volume, and a decrease of $(9.3) million, or (25)% in other cost of revenue.

Traffic acquisition costs in Retail Media increased by 1%, or 1% at constant currency, compared to the three months ended March 31, 2024.

Traffic acquisition costs in Performance Media decreased by (5)%, or (2)% at constant currency, compared to the three months ended March 31, 2024. This was driven by a (21)% decrease (or (20)% at constant currency) in the average cost per thousand impressions ("CPM") for inventory purchased, including lower CPMs for signal-limited environments where Criteo continues to perform, and a 20% increase in the number of impressions we purchased.

The decrease in other cost of revenue was mainly driven by a decrease in depreciation of servers and lower lease expense of data centers, as we transition to a more efficient footprint.

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

The below table provides a reconciliation of Contribution ex-TAC to gross profit:

	Three Months Ended
	March 31, 2025	March 31, 2024

	(in thousands)
Gross Profit	$236,976	$217,223
Other Cost of Revenue	27,396	36,665
Contribution ex-TAC	$264,372	$253,888

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
The following table sets forth our revenue and Contribution ex-TAC by segment:

	Three Months Ended
	March 31, 2025	March 31, 2024	% change

	(amounts in thousands, except percentages)
Revenue
Retail Media	$59,498	$50,872	17%
Performance Media	391,936	399,183	(2)%
Total	$451,434	$450,055	0.3%

Contribution ex-TAC
Retail Media	$58,790	$50,169	17%
Performance Media	205,582	203,719	1%
Total	$264,372	$253,888	4%

Contribution ex-TAC increased $10.5 million, or 4% for the three months ended March 31, 2025 compared to the three months ended March 31, 2024. The increase in Contribution ex-TAC was mainly driven by growth in Retail Media.

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

	Three Months Ended
	March 31, 2025	March 31, 2024	% change
	(amounts in thousands, except percentages)

Gross Profit as reported	$236,976	$217,223	9%

Other cost of revenue as reported	27,396	36,665	(25)%

Contribution ex-TAC as reported	264,372	253,888	4%
Conversion impact U.S. dollar/other currencies	6,196
Contribution ex-TAC at constant currency	270,568	253,888	7%
Contribution ex-TAC as a % of Revenue as reported	59%	56%

Traffic acquisition costs as reported	187,062	196,167	(5)%
Conversion impact U.S. dollar/other currencies	4,386
Traffic Acquisition Costs at constant currency	191,448	196,167	(2)%

Revenue as reported	451,434	450,055	0.3%
Conversion impact U.S. dollar/other currencies	10,582
Revenue at constant currency	$462,016	$450,055	3%

Research and Development Expenses

	Three Months Ended
	March 31, 2025	March 31, 2024	% change

	(in thousands, except percentages)
Research and development expenses	$60,749	$66,858	(9)%
% of revenue	13%	15%
Research and development expenses for the three months ended March 31, 2025, decreased $(6.1) million or (9)% compared to the three months ended March 31, 2024. This decrease was mainly due to the share-based compensation related to the Iponweb acquisition in 2024, and lower headcount related costs, partially offset by higher amortization expense of our intangibles.

Sales and Operations Expenses

	Three Months Ended
	March 31, 2025	March 31, 2024	% change

	(in thousands, except percentages)
Sales and operations expenses	$88,889	$92,842	(4)%
% of revenue	20%	21%
Sales and operations expenses for the three months ended March 31, 2025 decreased $(4.0) million or (4)% compared to the three months ended March 31, 2024. This decrease was mainly related to a decrease in headcount-related costs and a decrease in bad debt expense.

General and Administrative Expenses

	Three Months Ended
	March 31, 2025	March 31, 2024	% change

	(in thousands, except percentages)
General and administrative expenses	$39,171	$47,169	(17)%
% of revenue	9%	10%
General and administrative expenses for the three months ended March 31, 2025, decreased $(8.0) million or (17)%, compared to the three months ended March 31, 2024. This decrease was mainly related to a decrease in headcount-related costs and the change in the earn-out fair value related to the Iponweb acquisition in 2024.

Financial and Other Income

	Three Months Ended
	March 31, 2025	March 31, 2024	% change

	(in thousands, except percentages)
Financial and Other Income	$2,302	$1,181	95%
% of revenue	1%	0%

Financial and Other Income for the three months ended March 31, 2025, increased by $1.1 million or 95% compared to the three months ended March 31, 2024. This increase was due to the accretion in 2024 of the earn-out liability related to the Iponweb acquisition, partially offset by a decrease in interest income.

Provision for Income Taxes

	Three Months Ended
	March 31, 2025	March 31, 2024	% change

	(in thousands, except percentages)
Provision for Income taxes	$10,458	$2,969	252%
% of revenue	2%	1%
Effective Tax Rate	20.7%	25.7%

Provision for income tax expense for the three months ended March 31, 2025, increased $7.5 million or 252% compared to the three months ended March 31, 2024. The increase was driven by higher income from operations.
The provision for income taxes differs from the nominal standard French rate of 25.0% primarily due to the application of the reduced income tax rate on the majority of the technology royalties income in France.

Adjusted EBITDA
We define Adjusted EBITDA as our consolidated earnings before financial income (expense), income taxes, depreciation and amortization, adjusted to eliminate the impact of equity awards compensation expense, pension service costs, certain restructuring, integration and transformation costs, and certain acquisition costs. Adjusted EBITDA is not a measure calculated in accordance with GAAP. We have included Adjusted EBITDA because it is a key measure used by our management and board of directors to understand and evaluate our core operating performance and trends, to prepare and approve our annual budget and to develop short-term and long-term operational plans. In particular, we believe that the elimination of equity awards compensation expense, pension service costs, certain restructuring, integration and transformation costs, and certain acquisition costs in calculating Adjusted EBITDA can provide a useful measure for period-to-period comparisons of our business. Accordingly, we believe that Adjusted EBITDA provides useful information to investors and others in understanding and evaluating our results of operations in the same manner as our management and board of directors. Our use of Adjusted EBITDA has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our financial results as reported under GAAP. Some of these limitations are: (a) although depreciation and amortization are noncash charges, the assets being depreciated and amortized may have to be replaced in the future, and Adjusted EBITDA does not reflect cash capital expenditure requirements for such replacements or for new capital expenditure requirements; (b) Adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs; (c) Adjusted EBITDA does not reflect the potentially dilutive impact of equity-based compensation; (d) Adjusted EBITDA does not reflect tax payments that may represent a reduction in cash available to us; and (e) other companies, including companies in our industry, may calculate Adjusted EBITDA or similarly titled measures differently, which reduces their usefulness as a comparative measure. Because of these and other limitations, you should consider Adjusted EBITDA alongside our GAAP financial results, including net income.

	Three Months Ended
	March 31, 2025	March 31, 2024
	(in thousands, except percentages)
Net Income	$40,011	$8,566
Adjustments:
Financial (income) expense	(1,948)	(1,181)
Provision for income taxes (benefit)	10,458	2,969
Equity awards compensation expense	15,880	27,292
Pension service costs	183	172
Depreciation and amortization expense	25,693	24,918
Restructuring, integration and transformation costs	1,871	7,943
Total net adjustments	52,137	62,113
Adjusted EBITDA	$92,148	$70,679
The following table presents our Net Income and Adjusted EBITDA on a comparative basis:

	Three Months Ended
	March 31, 2025	March 31, 2024	% change

	(in thousands, except percentages)
Net Income	$40,011	$8,566	367%
Adjusted EBITDA	$92,148	$70,679	30%
Net income increased increased $31.4 million, or 367%, for the three months ended March 31, 2025 compared to the three months ended March 31, 2024, and adjusted EBITDA increased $21.5 million, or 30%, for the three months ended March 31, 2025 compared to the three months ended March 31, 2024. The increase in Net Income and Adjusted EBITDA was primarily due to higher Contribution ex-TAC and a decrease in operating expenses.

Liquidity and Capital Resources
Our cash and cash equivalents, and restricted cash at March 31, 2025 were held for working capital and general corporate purposes, which could include acquisitions, and amounted to $285.9 million as of March 31, 2025. The $(4.8) million decrease in cash and cash equivalents, and restricted cash compared to December 31, 2024, primarily resulted from a decrease of $(54.8) million in cash used for financing activities, a decrease of $(17.5) million in cash used for investing activities, partially offset by an increase of $62.3 million in cash provided by operating activities over the period. Our policy is to invest any cash in excess of our immediate requirements in investments designed to preserve the principal balance and provide liquidity. Accordingly, our cash and cash equivalents are invested primarily in demand deposit accounts that are currently providing only a minimal return.
As disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, on September 27, 2022, the Company entered into a new five year Revolving Credit Facility (as amended, the "RCF") that allows immediate access to an additional €407.0 million ($440.2 million) of liquidity, which, combined with our cash position, marketable securities and treasury shares as of March 31, 2025, provides total liquidity above $810.2 million. Overall, we believe that our current financial liquidity, combined with our expected cash-flow generation in 2025, enables financial flexibility.
Share buy-back programs
In December 2022, we completed a $136.0 million share repurchase program. In 2023, we completed an additional $125.0 million share repurchase, and in 2024, we completed an additional $224.6 million share repurchase. For the three months ended March 31, 2025, we have repurchased $56.2 million of shares.
All above programs have been implemented under our multi-year authorization granted by our Board of Directors. On January 2025, this authorization was extended to a total amount of up to $805.0 million. Other than these repurchase programs, we intend to retain all available funds and any future earnings to fund our growth.
Off-Balance Sheet Arrangements
We do not have any relationships with unconsolidated entities or financial partnerships, including entities sometimes referred to as structured finance or special purpose entities that are established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not engage in trading activities involving non-exchange traded contracts. We therefore believe that we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships.
Operating and Capital Expenditure Requirements
For the three months ended March 31, 2025 and 2024, our net capital expenditures were $(17.1) million and $(13.2) million, respectively, primarily related to the acquisition of data center and server equipment, and capitalized software development costs. We expect our capital expenditures to remain at, or slightly below, 5% of revenue for 2025, as we plan to continue to build, reshape and maintain additional data center equipment capacity in all regions and we keep investing in our Commerce Media Platform.
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
If our cash and cash equivalents balances and cash flows from operating activities are insufficient to satisfy our liquidity requirements, we may need to raise additional funds through equity, equity-linked or debt financing to support our operations, and such financings may not be available to us on acceptable terms, or at all. We may also seek to raise additional funds in the future to support potential acquisitions of businesses, technologies, assets or products.

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
Historical Cash Flows
The following table sets forth our cash flows for the three month period ended March 31, 2025 and March 31, 2024:

	Three Months Ended
	March 31, 2025	March 31, 2024

	(in thousands)
Cash provided by operating activities	$62,341	$14,017
Cash used in investing activities	$(17,538)	$(13,899)
Cash used in financing activities	$(54,794)	$(62,180)
Operating Activities
Cash provided by operating activities has typically been generated from net income and by changes in our operating assets and liabilities, particularly in the areas of accounts receivable and accounts payable and accrued expenses, adjusted for certain noncash and nonoperating expense items such as depreciation, amortization, equity awards compensation, deferred tax assets and income taxes.
For the three months ended March 31, 2025, net cash provided by operating activities mostly consisted of net income adjusted for certain noncash and nonoperating items, such as amortization and provision expense of $23.6 million, and equity awards compensation expense of $17.1 million, partially offset by $(20.3) million of changes in working capital. The increase in cash flows from operating activities during the three months ended March 31, 2025, compared to the same period in 2024, was mainly due to higher net income, and improved working capital.
Investing Activities
For the three months ended March 31, 2025, net cash used for investing activities was $(17.5) million, primarily driven by capitalized software development costs.
Cash used for investing activities increased during the three months ended March 31, 2025, compared to the same period in 2024, due to higher software development costs.
Financing Activities
For the three months ended March 31, 2025, net cash used for financing activities was $(54.8) million, due to the repurchasing of shares of $(56.2) million. The decrease in cash used for financing activities during the three months ended March 31, 2025, compared to the same period in 2024, was mostly due to a decrease in the amount of shares repurchased.
Critical Accounting Policies and Estimates
There have been no material changes to our critical accounting policies and estimates from the information provided in Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations," included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.
Recently Issued Pronouncements
See "Recently Issued Accounting Standards" under Note 1, "Summary of Significant Accounting Policies," of the Notes to Unaudited Condensed Consolidated Financial Statements for a discussion of certain accounting standards that have been issued during 2025.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market Risk
We are mainly exposed to foreign currency exchange rate fluctuations. There have been no material changes to our exposure to market risk during the three months ended March 31, 2025.

For a description of our foreign exchange risk, please see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - B. Liquidity and Capital Resources" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.
A hypothetical 10% increase or decrease of the Pound Sterling, the Euro, the Japanese yen or the Brazilian real against the U.S. dollar would have impacted the Condensed Consolidated Statements of Income as follows:

	Three Months Ended
	March 31, 2025		March 31, 2024

	(in thousands)
GBP/USD	+10%	-10%	+10%	-10%
Net income (loss) impact	$481	$(481)	$267	$(267)

	Three Months Ended
	March 31, 2025		March 31, 2024

	(in thousands)
BRL/USD	+10%	-10%	+10%	-10%
Net income (loss) impact	$39	$(39)	$75	$(75)

	Three Months Ended
	March 31, 2025		March 31, 2024

	(in thousands)
JPY/USD	+10%	-10%	+10%	-10%
Net income (loss) impact	$613	$(613)	$1,711	$(1,711)

	Three Months Ended
	March 31, 2025		March 31, 2024

	(in thousands)
EUR/USD	+10%	-10%	+10%	-10%
Net income (loss) impact	$534	$(534)	$1,089	$(1,089)

Credit Risk and Trade receivables
For a description of our trade receivables, please see "Note 4. Trade Receivables" in the Notes to the Unaudited Condensed Consolidated Financial Statements.

Item 4. Controls and Procedures
Disclosure Controls and Procedures
Based on their evaluation as of March 31, 2025, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective to provide reasonable assurance that (i) the information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and (ii) such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
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
Item 1A. Risk Factors.
You should carefully consider the risks described under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024. These risks and uncertainties are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, also may become important factors that affect us. If any such risks materialize, our business, financial condition and results of operations could be materially harmed and the trading price of our American Depositary Shares could decline. These risks are not exclusive and additional risks and uncertainties that we are unaware of, or that we currently believe are not material, also may become important factors that affect us. The following risk factor is provided to update the risk factors previously disclosed under the heading "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on February 28, 2025. Except as presented below, there have been no material changes to the Risk Factors described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

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

Web browser developers, such as Apple, Mozilla Foundation, Microsoft or Google, have implemented or could implement changes in browser or device functionality that impair our ability to understand the preferences of consumers, including by limiting the use of third-party cookies or other tracking technologies or data indicating or predicting consumer preferences. Today, several major web browsers block third-party cookies by default. Internet users can also delete cookies from their computers and mobile devices at any time. After proposing in 2024 an updated framework to collect user choice regarding use of cookies across web browsing in Chrome, Google announced in April 2025 its decision to maintain its current approach to offering users third-party cookie choice in Chrome, and will not be rolling out a new standalone prompt for third-party cookies. Google controls more than 65% of the browser market and has an even more dominant position in the digital advertising market. Google and other web browser developers have significant resources at their disposal and command substantial market share, and any negative user choice or other restrictions they impose could foreclose our ability to understand the preferences of a substantial number of consumers.

Although through continued innovation our business is relying less on third-party signals and more on first-party data-based and other identifiers, if we are blocked or restricted from collecting information on consumer preferences and serving personalized advertisements to a significant portion of internet users, our business could suffer and our results of operations could be harmed.

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

The market in which we participate is intensely competitive, and we may not be able to compete successfully with our current or future market participants.

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

As more companies compete for advertising impressions on advertising exchange platforms and other platforms that aggregate supply of advertising inventory, advertising inventory may become competitive and expensive, which may adversely affect our ability to acquire a consistent supply of advertising inventory and to deliver advertisements on a profitable basis. Some of the companies that we compete with, either for advertising spend or inventory, may also be our clients or affiliated with our clients or important sources of advertising inventory. Competitive pressure may incentivize such companies to cease to be our clients, reduce spend with us, or cease to provide us with access to their advertising inventory.

If this were to occur, our ability to place advertisements would be significantly impaired and our results of operations would be adversely affected.

Some large retailers, which could include our own clients, have and may continue to develop retail media advertising technologies in-house, and may move some or all of their demand to a direct sales model such that they would do some or all of their own sales. Competition could also hinder the success of new advertising solutions that we offer in the future.

If any of these risks were to materialize, or materialize quicker than we anticipate, our ability to compete effectively could be significantly compromised and our business, financial condition and results of operations could be materially harmed. Any of these developments would make it more difficult for us to sell our offerings and could result in increased pricing pressure, reduced fees and gross margins, increased sales and marketing expense and/or the loss of market share.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities by the issuer and Affiliated Purchasers
The following table provides certain information with respect to our purchases of our ADSs during the first fiscal quarter of 2025:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs(1)
January 1 to 31, 2025	468,908	$38.45	468,908	$201,168,025
February 1 to 28, 2025	308,076	$41.67	308,076	$188,326,782
March 1 to 31, 2025	683,262	$37.01	683,262	$163,035,541
Total	1,460,246		1,460,246
(1) On January 31, 2025, the Board of Directors authorized an increase of the previously authorized share repurchase program from up to $630.0 million to up to $805.0 million of the Company’s outstanding American Depositary Shares.
(2) Weighted average price paid per share excludes any broker commissions paid.
Item 5. Other Information
Trading Plans
During the three months ended March 31, 2025, no directors or Section 16 officers of the Company adopted or terminated any Rule 10b5-1 trading arrangement or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408 of Regulation S-K.

Item 6. Exhibits
Exhibit Index

Incorporated by Reference
Exhibit	Description	Schedule/ Form	File Number	Exhibit	File Date
31.1#	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended
31.2#	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended
32.1*	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Link base Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File, formatted in Inline XBRL and contained in Exhibit 101.
#    Filed herewith.
*    Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CRITEO S.A.
(Registrant)

	By:	/s/ Sarah Glickman
Date: May 2, 2025	Name:	Sarah Glickman
	Title:	Chief Financial Officer
(Principal financial officer and duly authorized signatory)