Form 10-Q
period 2025-06-30
Criteo S.A.
filed 2025-07-31
CIK 1576427

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended June 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes  ☐      No ☒
          As of July 25, 2025, the registrant had 52,327,360 ordinary shares, nominal value €0.025 per share, outstanding.

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

CRITEO S.A.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION (UNAUDITED)

	Notes	June 30, 2025	December 31, 2024
		(in thousands)
Assets
Current assets:
Cash and cash equivalents	3	$205,703	$290,693
Trade receivables, net of allowances of $26.7 million and $28.6 million at June 30, 2025 and December 31, 2024, respectively.	4	667,763	800,859
Income taxes	12	24,180	1,550
Other taxes		58,849	53,883
Other current assets	6	51,617	50,887
Marketable securities - current portion	3	17,884	26,242
Total current assets		1,025,996	1,224,114
Property and equipment, net		126,359	107,222
Intangible assets, net		160,098	158,384
Goodwill		534,901	515,188
Right of use assets - operating lease	8	113,846	99,468
Marketable securities - noncurrent portion	3	17,580	15,584
Noncurrent financial assets		5,378	4,332
Other noncurrent assets	6	59,830	61,151
Deferred tax assets		70,147	81,006
Total noncurrent assets		1,088,139	1,042,335
Total assets		$2,114,135	$2,266,449

Liabilities and shareholders' equity
Current liabilities:
Trade payables		$628,833	$802,524
Contingencies - current portion	14	4,174	1,882
Income taxes	12	8,796	34,863
Financial liabilities - current portion	3	13,096	3,325
Lease liability - operating - current portion	8	29,051	25,812
Other taxes		17,106	19,148
Employee - related payables		89,779	109,227
Other current liabilities	7	42,713	49,819
Total current liabilities		833,548	1,046,600
Deferred tax liabilities		4,550	4,067
Defined benefit plans	9	5,471	4,709
Financial liabilities - noncurrent portion	3	335	297
Lease liability - operating - noncurrent portion	8	88,459	77,584
Contingencies - noncurrent portion	14	31,688	31,939
Other noncurrent liabilities	7	22,560	20,156
Total noncurrent liabilities		153,063	138,752
Total liabilities		$986,611	$1,185,352

Shareholders' equity:
Common shares, €0.025 par value, 57,854,895 and 57,744,839 shares authorized, issued and outstanding at June 30, 2025 and December 31, 2024, respectively.		$1,933	$1,931
Treasury stock, 5,527,535 and 3,467,417 shares at cost as of June 30, 2025 and December 31, 2024, respectively.		(190,834)	(125,298)
Additional paid-in capital		715,243	709,580
Accumulated other comprehensive loss		(64,451)	(108,768)
Retained earnings		627,084	571,744
Equity attributable to the shareholders of Criteo S.A.		1,088,975	1,049,189
Noncontrolling interests		38,549	31,908
Total equity		1,127,524	1,081,097
Total equity and liabilities		$2,114,135	$2,266,449
The accompanying notes form an integral part of these unaudited condensed consolidated financial statements.

CRITEO S.A.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

		Three Months Ended		Six Months Ended
	Notes	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
		(in thousands, except per share data)

Revenue	2	$482,671	$471,307	$934,105	$921,362

Cost of revenue:
Traffic acquisition costs		190,602	204,214	377,664	400,381
Other cost of revenue		33,551	34,248	60,947	70,913

Gross profit		258,518	232,845	495,494	450,068

Operating expenses:
Research and development expenses		79,610	59,639	140,359	126,497
Sales and operations expenses		108,215	95,069	197,104	187,911
General and administrative expenses		40,238	41,199	79,409	88,368
Total operating expenses		228,063	195,907	416,872	402,776
Income from operations		30,455	36,938	78,622	47,292
Financial and other income (expense)	11	(1,801)	(284)	501	897
Income before taxes		28,654	36,654	79,123	48,189
Provision for income tax expense	12	5,734	8,595	16,192	11,564
Net Income		$22,920	$28,059	$62,931	$36,625

Net income available to shareholders of Criteo S.A.		$21,250	$26,987	$59,178	$34,231
Net income available to noncontrolling interests		$1,670	$1,072	$3,753	$2,394

Weighted average shares outstanding used in computing per share amounts:
Basic	13	52,986,068	54,684,560	53,480,338	54,915,140
Diluted	13	55,133,569	58,974,186	56,162,459	59,151,582

Net income allocated to shareholders per share:
Basic	13	$0.40	$0.49	$1.11	$0.62
Diluted	13	$0.39	$0.46	$1.05	$0.58
The accompanying notes form an integral part of these unaudited condensed consolidated financial statements.

CRITEO S.A.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS (UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
	(in thousands)

Net income	$22,920	$28,059	$62,931	$36,625
Foreign currency translation adjustments, net of taxes	29,544	(9,367)	46,760	(22,578)
Actuarial gains on employee benefits, net of taxes	18	449	328	177
Other comprehensive income (loss)	$29,562	$(8,918)	$47,088	$(22,401)
Total comprehensive income	$52,482	$19,141	$110,019	$14,224
Attributable to shareholders of Criteo S.A.	$49,637	$19,901	$103,495	$15,708
Attributable to noncontrolling interests	$2,845	$(760)	$6,524	$(1,484)
The accompanying notes form an integral part of these unaudited condensed consolidated financial statements.

CRITEO S.A.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)

	Share capital		Treasury Stock		Additional paid-in capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Equity - attributable to shareholders of Criteo S.A.	Non controlling interest	Total equity
	Common shares		Shares
	(in thousands, except share amounts )
Balance at December 31, 2023	61,165,663	$2,023	(5,400,572)	$(161,788)	$769,240	$(85,326)	$555,456	$1,079,605	$31,786	$1,111,391
Net income	—	—	—	—	—	—	7,244	7,244	1,322	8,566
Other comprehensive (loss)	—	—	—	—	—	(11,437)	—	(11,437)	(2,046)	(13,483)
Issuance of ordinary shares	15,338	1	—	—	394	—	—	395	—	395
Change in treasury stocks(*)	—	—	(1,216,547)	(42,575)	—	—	(19,568)	(62,143)	—	(62,143)
Share-Based Compensation	—	—	—	—	27,858	—	—	27,858	55	27,913
Other changes in equity	—	—	—	—	—	—	(40)	(40)	—	(40)
Balance at March 31, 2024	61,181,001	$2,024	(6,617,119)	$(204,363)	$797,492	$(96,763)	$543,092	$1,041,482	$31,117	$1,072,599
Net income (loss)	—	—	—	—	—	—	26,987	26,987	1,072	28,059
Other comprehensive loss	—	—	—	—	—	(7,085)	—	(7,085)	(1,833)	(8,918)
Issuance of ordinary shares	32,485	—	—	—	812	—	—	812	—	812
Change in treasury stocks(*)	(2,150,000)	(57)	2,155,602	50,109	(57,871)	—	(32,533)	(40,352)	—	(40,352)
Share-Based Compensation	—	—	—	—	21,248	—	—	21,248	47	21,295
Other changes in equity	—	—	—	—	—	—	(305)	(305)	—	(305)
Balance at June 30, 2024	59,063,486	$1,967	(4,461,517)	$(154,254)	$761,681	$(103,848)	$537,241	$1,042,787	$30,403	$1,073,190
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

	Share capital		Treasury Stock		Additional paid-in capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Equity - attributable to shareholders of Criteo S.A.	Non controlling interest	Total equity
	Common shares		Shares
	(in thousands, except share amounts )
Balance at December 31, 2024	57,744,839	$1,931	(3,467,417)	$(125,298)	$709,580	$(108,768)	$571,744	$1,049,189	$31,908	$1,081,097
Net income	—	—	—	—	—	—	37,928	37,928	2,083	40,011
Other comprehensive loss	—	—	—	—	—	15,930	—	15,930	1,596	17,526
Issuance of ordinary shares	110,056	2	—	—	1,843	—	—	1,845	—	1,845
Change in treasury stocks(*)	—	—	(817,761)	(34,102)	(20,549)	—	(1,517)	(56,168)	—	(56,168)
Share-Based Compensation	—	—	—	—	16,615	—	—	16,615	48	16,663
Other changes in equity	—	—	—	—	—	—	(740)	(740)	2	(738)
Balance at March 31, 2025	57,854,895	$1,933	(4,285,178)	$(159,400)	$707,489	$(92,838)	$607,415	$1,064,599	$35,637	$1,100,236
Net income	—	—	—	—	—	—	21,250	21,250	1,670	22,920
Other comprehensive loss	—	—	—	—	—	28,387	—	28,387	1,175	29,562
Issuance of ordinary shares	—	—	—	—	52	—	—	52	—	52
Change in treasury stocks(*)	—	—	(1,242,357)	(31,434)	(15,396)	—	(1,498)	(48,328)	—	(48,328)
Share-Based Compensation	—	—	—	—	23,098	—	—	23,098	66	23,164
Other changes in equity	—	—	—	—	—	—	(83)	(83)	1	(82)
Balance at June 30, 2025	57,854,895	$1,933	(5,527,535)	$(190,834)	$715,243	$(64,451)	$627,084	$1,088,975	$38,549	$1,127,524
(*) On January 31, 2025, Criteo's board of directors authorized an extension of the share repurchase program to up to $805.0 million of the Company's outstanding American Depositary Shares. The change in treasury stocks is comprised of 3,187,498 shares repurchased at a weighted average price of $32.8 offset by 1,127,380 treasury shares used for RSUs vesting.
The accompanying notes form an integral part of these unaudited condensed consolidated financial statements.

CRITEO S.A.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended
	June 30, 2025	June 30, 2024
	(in thousands)
Cash flows from operating activities
Net income	$62,931	$36,625
Noncash and nonoperating items	70,868	82,574
- Amortization and provisions	60,485	46,324
- Equity awards compensation expense	37,194	47,978
- Net loss on disposal of noncurrent assets	41	574
- Change in uncertain tax position	(289)	1,757
- Net change in fair value of earn-out	—	3,187
- Change in deferred taxes	12,435	8,089
- Change in income taxes	(44,195)	(28,420)
- Other	5,197	3,085
Changes in assets and liabilities:	(72,855)	(87,995)
- Trade receivables	161,379	136,520
- Trade payables	(203,241)	(193,210)
- Other current assets	12,448	3,743
- Other current liabilities	(42,928)	(32,236)
- Change in operating lease liabilities and right of use assets	(513)	(2,812)
Net cash provided by operating activities	60,944	31,204
Cash flows from investing activities
Acquisition of intangible assets, property and equipment	(52,342)	(35,073)
Disposal of intangible assets, property and equipment	369	730
Payment for business, net of cash acquired		(527)
Purchases of marketable securities	(17,398)	(824)
Maturities and sales of marketable securities	27,646	537
Net cash used in investing activities	(41,725)	(35,157)
Cash flows from financing activities
Proceeds from exercise of stock options	1,897	1,207
Repurchase of treasury stocks	(104,496)	(102,495)
Change in other financing activities	(544)	(810)
Net cash used in financing activities	(103,143)	(102,098)
Effect of exchange rates changes on cash and cash equivalents	(995)	(13,507)
Net decrease in cash and cash equivalents and restricted cash	(84,919)	(119,558)
Net cash and cash equivalents and restricted cash at the beginning of the period	290,943	411,257
Net cash and cash equivalents and restricted cash at the end of the period	$206,024	$291,698

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for taxes, net of refunds	(48,241)	(24,571)
Cash paid for interest	(588)	(653)
Noncash investing and financing activities
Intangible assets, property and equipment acquired through payables	4,633	5,146
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
We are a global technology company that enables marketers and media owners to drive better commerce outcomes through the world’s leading Commerce Media Platform. We operate in commerce media, the future of digital advertising, leveraging commerce data and artificial intelligence ("AI") to connect ecommerce, digital marketing and media monetization to reach consumers throughout their shopping journey. Our vision is to deliver full-funnel, cross-channel, self-service advertising that performs.

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

During the second quarter of 2025, Alphabet Inc. announced its decision not to proceed with the deprecation of third-party cookies in its Chrome browser. As a result, the Company recorded accelerated amortization of $7.9 million and a nonrecurring impairment charge of $0.9 million related to internally developed intangible assets developed in response to the deprecation of third-party cookies.

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

–Performance Media: This segment encompass our targeting capabilities and supply and AdTech services.

The Company's chief operating decision maker ("CODM"), our Chief Executive Office ("CEO"), allocates resources to and assesses the performance of each operating segment using information about Contribution ex-TAC, which is Criteo's segment profitability measure and reflects our gross profit plus other costs of revenue. The CODM only reviews revenues and corresponding TAC for each segment, and is not regularly provided any other expense nor financial information for our two segments.
The following table shows revenue by reportable segment:

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
	(in thousands)
Retail Media	$60,913	$54,777	$120,411	$105,649
Performance Media	421,758	416,530	813,694	815,713
Total Revenue	$482,671	$471,307	$934,105	$921,362

The following table shows TAC by reportable segment:

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
	(in thousands)
Retail Media	$904	$911	$1,612	$1,614
Performance Media	189,698	203,303	376,052	398,767
Total Traffic Acquisition Costs	$190,602	$204,214	$377,664	$400,381

The following table shows Contribution ex-TAC by reportable segment and its reconciliation to the Company’s Consolidated Statements of Operation:

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
	(in thousands)
Contribution ex-TAC
Retail Media	$60,009	$53,866	$118,799	$104,035
Performance Media	232,060	213,227	437,642	416,946
	$292,069	$267,093	$556,441	$520,981

Other cost of revenue	33,551	34,248	60,947	70,913
Gross profit	$258,518	$232,845	$495,494	$450,068

Operating expenses
Research and development expenses	$79,610	$59,639	$140,359	$126,497
Sales and operations expenses	108,215	95,069	197,104	187,911
General and administrative expenses	$40,238	$41,199	$79,409	$88,368
Total Operating expenses	$228,063	$195,907	$416,872	$402,776

Income from operations	$30,455	$36,938	$78,622	$47,292
Financial and other (expense) income	(1,801)	(284)	501	897
Income before tax	$28,654	$36,654	$79,123	$48,189

Note 3. Cash, Cash Equivalents, and Marketable Securities

Fair Value Measurements
The following tables summarize our assets measured at fair value on a recurring basis and the classification by level of input within the fair value hierarchy:

	June 30, 2025	December 31, 2024
	(in thousands)
Cash and Cash Equivalents
Level 1
Cash	$187,258	$251,452
Money Market funds	—	12,479
Level 2
Term deposits and notes	18,445	26,762
Total	$205,703	$290,693

Marketable Securities
The following table presents for each reporting period, the breakdown of the fair value of marketable securities:

	June 30, 2025	December 31, 2024

	(in thousands)
Securities Held-to-maturity
Term Deposits	35,464	41,826
Total	$35,464	$41,826

The gross unrealized gains or (loss) on our marketable securities were not material as of June 30, 2025 and December 31, 2024.
For our marketable securities, the fair value approximates the carrying amount, given the nature of the term deposit and the maturity of the expected cash flows.
The following table classifies our marketable debt securities by contractual maturities:

Held-to-maturity
June 30, 2025

(in thousands)
Due in one year	$17,884
Due in one to five years	17,580
Total	$35,464
.

Note 4. Trade Receivables
The following table shows the breakdown in trade receivables net book value for the presented periods:

	June 30, 2025	December 31, 2024

	(in thousands)
Trade accounts receivables	$694,438	$829,462
(Less) Allowance for credit losses	(26,675)	(28,603)
Net book value at end of period	$667,763	$800,859

Note 5. Goodwill
Goodwill allocated to the two reportable segments and the changes in the carrying amount for the quarter-ended June 30, 2025 were as follows:

	Retail Media	Performance Media	Total

	(in thousands)
Balance at January 1, 2025	$144,962	$370,226	$515,188
Acquisitions	—	—	—
Currency translation adjustment	8,729	10,984	19,713
Impairments	—	—	—
Balance at June 30, 2025	$153,691	$381,210	$534,901

Note 6. Other Current and Noncurrent Assets
The following table shows the breakdown in other current assets net book value for the presented periods:

	June 30, 2025	December 31, 2024

	(in thousands)
Prepayments to suppliers	$43,310	$40,579
Other current assets	8,307	10,308
Total	$51,617	$50,887
Prepayments to suppliers include amounts related to SaaS arrangements and licenses and other prepayments to suppliers of goods and services.
Other current assets as of June 30, 2025 and December 31, 2024, include restricted cash of $0.3 million and of $0.3 million, respectively.
Other noncurrent assets as of June 30, 2025 and December 31, 2024 of $59.8 million and $61.2 million are primarily comprised of the indemnification asset of $49.9 million and $50.0 million recorded against certain tax liabilities related to the Iponweb Acquisition.

Note 7. Other Current and Noncurrent Liabilities
Other current liabilities are presented in the following table:

	June 30, 2025	December 31, 2024

	(in thousands)
Rebates	$25,559	$31,989
Customer prepayments and deferred revenue	8,562	9,636
Accounts payable relating to capital expenditures	4,633	1,758
Other creditors	3,960	6,436
Total	$42,713	$49,819

Other noncurrent liabilities are presented in the following table:

	June 30, 2025	December 31, 2024

	(in thousands)
Uncertain tax positions	$19,150	$18,884
Other	3,410	1,272
Total	$22,560	$20,156
The uncertain tax positions are primarily related to the Iponweb Acquisition.

Note 8. Leases
The components of lease expense are as follows:

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
	(in thousands)		(in thousands)
Lease expense	8,891	10,209	$16,884	$20,071
Short term lease expense	94	314	163	627
Variable lease expense	494	369	987	728
Sublease income	(295)	(387)	(595)	(809)
Total operating lease expense	$9,184	$10,505	$17,439	$20,617

Note 9. Employee Benefits
Defined Benefit Plans
According to French law and the Syntec Collective Agreement, French employees are entitled to compensation paid on retirement, equal to up to twelve months of their salary based on term of employment.
The following table summarizes the changes in the projected benefit obligation:

Projected benefit obligation
(in thousands)
Accumulated postretirement benefit obligation at January 1, 2024	$4,123
Service cost	687
Interest cost	158
Curtailment	(192)
Actuarial losses (gains)	216
Currency translation adjustment	(283)
Accumulated postretirement benefit obligation at December 31, 2024	$4,709
Service cost	378
Interest cost	97
Actuarial losses (gains)	(328)
Currency translation adjustment	615
Accumulated postretirement benefit obligation at June 30, 2025	$5,471
The Company does not hold any plan assets for any of the periods presented.
The main assumptions used for the purposes of the actuarial valuations are listed below:

	Six Months Ended	Year Ended
	June 30, 2025	December 31, 2024
Discount rate (Corp AA)	4.2%	3.9%
Expected rate of salary increase	7.0%	7.0%
Expected rate of social charges	49.0%	49.0%
Expected staff turnover	—% - 18.6%	—% - 18.6%
Estimated retirement age	65 years old	65 years old
Life table	TH-TF 2000-2002 shifted	TH-TF 2000-2002 shifted

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

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
	(in thousands)
Defined contributions plans included in personnel expenses	$6,725	$6,064	$10,967	$10,290

Note 10. Share-Based Compensation

Equity Awards Compensation Expense

Equity awards compensation expense recorded in the consolidated statements of operations was as follows:

	Six Months Ended
	June 30, 2025	June 30, 2024
	(in thousands)
Research and Development	$10,382	$23,653
Sales and Operations	12,782	10,087
General and Administrative	14,030	14,238
Total equity awards compensation expense (1)	$37,194	$47,978
Tax benefit from equity awards compensation expense	5,709	5,101
Total equity awards compensation expense, net of tax effect	$31,485	$42,877

(1) The six months ended June 30, 2025 and June 30, 2024 are presented net of, $2.6 million and $2.1 million, respectively, capitalized stock-based compensation relating to internally developed software.

The breakdown of the equity award compensation expense by instrument type was as follows:

	Six Months Ended
	June 30, 2025	June 30, 2024
	(in thousands)
Restricted stock units and Performance stock units	37,194	33,092
Lock-up shares	—	14,007
Nonemployee warrants	—	879
Total equity awards compensation expense (1)	$37,194	$47,978
Tax benefit from equity awards compensation expense	5,709	5,101
Total equity awards compensation expense, net of tax effect	$31,485	$42,877

(1) The six months ended June 30, 2025 and June 30, 2024 are presented net of, $2.6 million and $2.1 million, respectively, capitalized stock-based compensation relating to internally developed software.

A detailed description of each instrument type is provided below.

Restricted Stock Units and Performance Stock Units

During the six months ended June 30, 2025, the Company granted new equity awards under our current equity compensation plans, which were comprised of restricted stock units (“RSU”), and performance-based awards for the Company’s senior executives, which are subject to the achievement of certain performance goals (“Financial PSU”) or to share price metrics tied to total shareholder return (“TSR PSU”).

Restricted Stock Units

Restricted stock units generally vest over four years, subject to the holder’s continued service and/or certain performance conditions through the vesting date. The grant date fair value is determined by the Company's Nasdaq share price the day prior to the grant.

	Shares (RSU)	Weighted-Average Grant date Fair Value Per Share

Outstanding as of December 31, 2024	4,422,434	—
Granted	1,524,562	—
Vested	(862,735)	—
Forfeited	(139,756)	—
Outstanding as of June 30, 2025	4,944,505	$34.64

The RSUs vest over a four-year period, with expense recognized on a graded vesting basis over the requisite service period for each separately vesting tranche. In the period ending June 30, 2025, 1,524,562 shares have been granted under this plan, with a weighted-average grant-date fair value of $34.00.
As of June 30, 2025, the Company had unrecognized stock-based compensation relating to restricted stock of approximately $95.2 million, which is expected to be recognized over a weighted-average period of 3.3 years.

Performance Stock Units

Performance stock units (PSUs) are subject to either internal financial performance conditions or external market conditions.

Financial PSUs
Financial PSUs are earned based on the achievement of certain financial metrics, including Contribution ex-TAC, Contribution ex-TAC of Retail Media and Adjusted EBITDA. In the period ending June 30, 2025, 217,239 shares have been granted at target with a vesting period of three years. The target shares are subject to a range of vesting from 0% to 200% based on the performance of internal financial metrics, for a maximum number of shares of 434,478. The grant date fair value is determined by the Company's Nasdaq share price the day prior to the grant. The weighted average grant-date fair value of those plans is $38.22 per share for a total fair value of approximately $8.3 million, to be expensed on a straight-line basis over the respective vesting period.

The number of shares granted, vesting and outstanding subject to performance conditions is as follows:

	Shares (Financial PSU)	Weighted-Average Grant date Fair Value Per Share

Outstanding as of December 31, 2024	836,008	—
Granted	217,239	—
Performance share adjustment	16,539
Vested	(265,186)	—
Forfeited	—	—
Outstanding as of June 30, 2025	804,600	$34.61

As of June 30, 2025, the Company had unrecognized stock-based compensation related to performance stock units of approximately $14.4 million, which is expected to be recognized over a weighted-average period of 3.1 years.

TSR PSUs

TSR PSUs are earned based on the Company’s total shareholder return relative to the Nasdaq Composite Index, and certain other vesting conditions. In the period ending June 30, 2025, 217,239 shares have been granted at target under this plan, to be earned in two equal tranches over a term of two and three years, respectively. The target shares are subject to a range of vesting from 0% to 200% for each tranche based on the TSR, for a maximum number of shares of 434,478. The grant-date fair value is approximately $12.4 million, to be expensed on a straight-line basis over the respective vesting period.
The grant-date fair value was determined based on a Monte-Carlo valuation model using the following key assumptions:

Expected volatility of the Company	40.33%
Expected volatility of the benchmark	77.41%
Risk-free rate	3.95%
Expected dividend yield	—%
The number of shares granted, vested and outstanding subject to market conditions is as follows:

	Shares (TSR PSU)	Weighted-Average Grant date Fair Value Per Share

Outstanding as of December 31, 2024	259,138	—
Granted	217,239	—
Vested	—	—
Forfeited	—	—
Outstanding as of June 30, 2025	476,377	$53.90
As of June 30, 2025, the Company had unrecognized stock-based compensation related to performance stock units based on market conditions of $16.6 million, which is expected to be recognized over a period from April 1, 2025 to March 1, 2028.

Lock-up shares

On August 1, 2022, the Company transferred 2,960,243 treasury shares (the “Lock-up Shares”) to the Iponweb Founder as partial consideration for the Iponweb acquisition. These shares were accounted for as share-based compensation in accordance with ASC 718, using the Nasdaq weighted average share price on the grant date, and the related expense was recognized within Research and Development in the Consolidated Statement of Income. As of December 31, 2024, all Lock-up Shares were fully vested, and there was no remaining unrecognized stock-based compensation expense related to these awards.

Nonemployee warrants

Nonemployee warrants generally vest over four years, subject to the holder’s continued service through the vesting date.

	Shares	Weighted-Average Grant date Fair Value Per Share	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)

Outstanding as of December 31, 2024	159,897	$18.31	3.6	$3,528.7
Granted	—
Exercised	—
Canceled	—
Expired	—
Outstanding as of June 30, 2025	159,897	$18.31	3.1	$1,688.2

Vested and exercisable - June 30, 2025	159,897

The aggregate intrinsic value represents the difference between the exercise price of the nonemployee warrants and the fair market value of common stock on the date of exercise. The aggregate intrinsic value of nonemployee warrants exercised was $1.6 million, and $0.0 million for the year and quarter ended December 31, 2024, and June 30, 2025, respectively. During the period ended June 30, 2025, there were no exercises of nonemployee warrants.

No new nonemployee warrants were granted in the period ending June 30, 2025. As of June 30, 2025 all instruments have fully vested.

Stock Options

Stock options granted under the Company’s stock incentive plans generally vest over four years, subject to the holder’s continued service through the vesting date and expire no later than 10 years from the date of grant.

	Options Outstanding
	Number of Shares Underlying Outstanding Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)

Outstanding as of December 31, 2024	218,681	$20.49	4.5	$4,340.6
Options granted	—
Options exercised	(111,156)
Options forfeited	(1,100)
Options canceled	—
Options expired	(7,410)
Outstanding as of June 30, 2025	99,015

Vested and exercisable as of June 30, 2025	99,015	$21.52	3.9	$639.3

The aggregate intrinsic value represents the difference between the exercise price of the options and the fair market value of common stock on the date of exercise. The aggregate intrinsic value of the stock options exercised was $0.7 million and $0.8 million for the period ended June 30, 2025, and December 31, 2024, respectively.
No new stock options were granted in the period ending June 30, 2025. As of June 30, 2025, there was no remaining unrecognized stock-based compensation related to unvested stock options.

Note 11. Financial and Other Income and Expenses
The condensed consolidated statements of income line item “Financial and Other Income” can be broken down as follows:

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
	(in thousands)
Financial income from cash equivalents	$1,190	$1,640	$2,871	$3,829
Interest and fees	(657)	(409)	(1,088)	(832)
Foreign exchange loss	(2,239)	(1,437)	(1,167)	(559)
Discounting impact	—	12	—	(1,766)
Other financial income (expense)	(95)	(90)	(115)	225
Total Financial and Other (Expense) Income	$(1,801)	$(284)	$501	$897
The $0.5 million in financial and other income for the six months ended June 30, 2025, were mainly driven by financial income from cash equivalents and a positive impact of foreign exchange losses, partially offset by interests and fees.

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
In December 2021, the Organization for Economic Cooperation and Development (OECD) released Pillar Two Model Rules defining the global minimum tax, which calls for the taxation of a minimum rate of 15% for multinational companies with consolidated revenue above €750 million. While the adoption of Pillar Two did not have a material impact on the six months ended June 30, 2025, the Company will continue to assess the ongoing impact as additional guidance becomes available.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted, introducing significant changes to both US domestic and international tax provisions. As the legislation was enacted after the end of the second quarter, it had no impact on our Q2 2025 effective tax rate. We are currently evaluating the impact of the legislation on our estimated annual effective tax rate and on our consolidated financial statements.

The following table presents provision for income taxes:

	Six Months Ended
	June 30, 2025	June 30, 2024
	(in thousands)
Provision for Income taxes	$16,192	$11,564
For the six months ended June 30, 2025, the provision for income taxes differs from the nominal standard French rate of 25.0% primarily due to the application of the reduced income tax rate on the majority of the technology royalties income in France.

Note 13. Earnings Per Share
Basic Earnings Per Share
We calculate basic earnings per share ("EPS") by dividing the net income or loss for the period attributable to shareholders of the Parent by the weighted average number of shares outstanding.

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Net income attributable to shareholders of Criteo S.A.	$21,250	$26,987	$59,178	$34,231
Weighted average number of shares outstanding of Criteo S.A.	52,986,068	54,684,560	53,480,338	54,915,140
Basic earnings per share	$0.40	$0.49	$1.11	$0.62
Diluted Earnings Per Share
We calculate diluted earnings per share by dividing the net income or loss attributable to shareholders of the Parent by the weighted average number of shares outstanding plus any potentially dilutive shares not yet issued from share-based compensation plans (refer to Note 10). There were no other potentially dilutive instruments outstanding as of June 30, 2025 and 2024. Consequently, all potential dilutive effects from shares are considered.

For each period presented, a contract to issue a certain number of shares (i.e., stock options and nonemployee warrants) was assessed as potentially dilutive if it was “in the money” (i.e., the exercise or settlement price is lower than the average market price).

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Net income attributable to shareholders of Criteo S.A.	$21,250	$26,987	$59,178	$34,231
Basic shares :
Weighted average number of shares outstanding of Criteo S.A.	52,986,068	54,684,560	53,480,338	54,915,140
Dilutive effect of :
RSUs and PSUs	2,089,046	2,766,726	2,584,404	2,880,402
Lock-up shares ("LUSs")	—	1,333,396	—	1,187,404
Stock options	31,986	118,366	57,471	107,565
Share warrants	26,469	71,138	40,246	61,072
Diluted shares :
Weighted average number of shares outstanding used to determine diluted earnings per share	55,133,569	58,974,186	56,162,459	59,151,582
Diluted earnings per share	$0.39	$0.46	$1.05	$0.58
The weighted average number of securities that were anti-dilutive for diluted EPS for the periods presented but which could potentially dilute EPS in the future are as follows:

	Six Months Ended
	June 30, 2025	June 30, 2024
Restricted share awards	1,349,639	454,891
Weighted average number of anti-dilutive securities excluded from diluted earnings per share	1,349,639	454,891

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

We are party to a claim (Doe v. GoodRx Holdings, Inc. et al. in the U.S. District Court for the Northern District of California), alleging violations of various state and federal laws. We intend to vigorously defend our position, but we are unable to predict the potential outcome or provide an estimate at this time.
On July 9, 2025, a putative class action was filed against the Company, CVS and others in the U.S. District Court for the Central District of California, alleging violations of various laws regarding sensitive health and personal information. We intend to vigorously defend our position, but we are unable to predict the potential outcome or provide an estimate at this time.
Non-income tax risks
We have recorded a $31.7 million provision related to certain non-income tax items accounted for under ASC 450 Contingencies. These risks were identified and recognized as part of the Iponweb Acquisition in 2022. We have recorded an indemnification asset in the full amount of the provision as the Company is indemnified against certain tax liabilities under the purchase agreement for the Iponweb Acquisition. The indemnification asset is recorded as part of "Other noncurrent assets" on the consolidated statement of financial position.

Note 15. Disaggregation of Revenue and Noncurrent Assets
The following table presents the Company's revenue disaggregated by major product for the period ended June 30, 2025 and June 30, 2024:

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
	(in thousands)		(in thousands)
Retail Media	$60,913	$54,777	$120,411	$105,649

Commerce Growth	393,870	387,638	759,166	760,403
Other	27,888	28,892	54,528	55,310
Performance Media	421,758	416,530	813,694	815,713
Total Revenue	$482,671	$471,307	$934,105	$921,362

The Company operates in three geographical markets:
•Americas: North and South America;
•Europe, Middle-East and Africa; and
•Asia-Pacific.
The following table discloses our consolidated revenue for each geographical area for each of the reported periods. Revenue by geographical area is based mainly on the location of advertisers’ campaigns.
Revenue generated in other significant countries where we operate is presented in the following table:

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
	(in thousands)
Americas
United States	$178,413	$190,725	$352,912	$368,002
EMEA
Germany	$51,384	$48,876	$97,367	$98,753
France	$23,534	$22,476	$42,973	$43,949
Asia-Pacific
Japan	$55,441	$48,853	$109,592	$101,997

For each reported period, noncurrent assets (corresponding to the net book value of tangible and intangible assets) are presented in the table below. The geographical information includes results from the locations of legal entities.

	Americas	EMEA	Asia-Pacific	Total
	(in thousands)

June 30, 2025	$66,528	$205,709	$14,220	$286,457
December 31, 2024	$68,193	$186,035	$11,378	$265,606

Note 16. Subsequent Events
The Company evaluated all subsequent events that occurred after June 30, 2025 through the date of issuance of the unaudited condensed consolidated financial statements and determined there are no significant events that require adjustments or disclosure.

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

To supplement our condensed consolidated financial statements, which are prepared and presented in accordance with generally accepted accounting principles in the United States of America ("GAAP"), we present Contribution ex-TAC, and Adjusted EBITDA, which are non-GAAP financial measures. We define Contribution ex-TAC as a profitability measure akin to gross profit. It is calculated by deducting traffic acquisition costs from revenue and reconciled to gross profit through the exclusion of other costs of revenue. Contribution ex-TAC is presented in the section entitled "Contribution excluding Traffic Acquisition Costs", which includes a reconciliation to its most directly comparable GAAP financial measure, Gross Profit. We define Adjusted EBITDA as our consolidated earnings before financial income (expense), income taxes, depreciation and amortization, adjusted to eliminate the impact of equity related compensation, which includes employee equity awards compensation and director fees for share purchases, pension service costs, certain acquisition costs, certain restructuring, integration and transformation costs, and other nonrecurring or noncash items impacting net income that we do not consider indicative of our ongoing business performance. Adjusted EBITDA is presented in the section entitled "Adjusted EBITDA", which includes a reconciliation to its most directly comparable GAAP financial measure, Net Income. We also present revenues, traffic acquisition costs and Contribution ex-TAC on a constant currency basis; these measures exclude the impact of foreign currency fluctuations and are computed by applying the average exchange rates for the prior year to the current year figures. A reconciliation is provided in the section entitled "Constant Currency Reconciliation".

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
Overview
We are a global technology company driving superior commerce outcomes for marketers and media owners through the world’s leading Commerce Media Platform. We operate in commerce media, the future of digital advertising, leveraging commerce data and artificial intelligence ("AI") to connect ecommerce, digital marketing and media monetization to reach consumers throughout their shopping journey. Our vision is to deliver full-funnel, cross-channel, self-service advertising that performs.
Current quarter financial highlights
For the three months ended June 30, 2025, revenue increased by 2% to $482.7 million, compared to the same period in the prior year, driven by growth in Retail Media and Performance Media. At constant currency, revenue increased by 0.3%.
Gross profit for the three months ended June 30, 2025 increased by 11% to $258.5 million, compared to the same period in the prior year, mainly due to lower traffic acquisition costs.
Contribution ex-TAC for the three months ended June 30, 2025 increased by 9% to $292.1 million, compared to the same period in the prior year, driven by growth in Retail Media and in Performance Media. At constant currency, Contribution ex-TAC increased by 7%.

Net income for the three months ended June 30, 2025 decreased by (18)% to $22.9 million, primarily driven by growth investments and the amortization of intangible assets.
Adjusted EBITDA for the three months ended June 30, 2025 decreased by (4)% to $89.4 million, compared to the same period in the prior year, primarily due to planned growth investments.

Cash flows used for operating activities was $(1.4) million for the three months ended June 30, 2025, compared to $17.2 million in the same period in the prior year. This decrease reflects reduced trade payables and higher income tax payments related to 2024 income.
Trends, Opportunities and Challenges
We believe our performance and future success depend on several factors that present significant opportunities but also pose risks and challenges, including those referred to in Part I, Item 1A of our risk factor section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, and in our subsequent quarterly reports on Form 10-Q. As previously disclosed in the first quarter, our largest customer notified us that they will curtail the scope of future services commencing November 1, 2025. For the year ended December 31, 2024, this customer accounted for 4.6% of our total revenue.
Develop and Scale our Commerce Media Platform

Our future growth depends upon our ability to retain and scale our existing clients and increase the usage of our Commerce Media platform as well as adding new clients. We believe that we are in a leading position in the Commerce Media space as we have unique commerce data at scale, cutting-edge AI, deep integrations with retailers, a large client base, differentiated technology and an R&D powerhouse. By unifying the Commerce Media ecosystem with a multi-retailer, multi-channel, multi-format approach and providing full funnel closed loop measurement to our clients, we believe we are well positioned to capture more ad budgets and market share.

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

Results of Operations for the Periods Ended June 30, 2025 and June 30, 2024 (Unaudited)
Revenue

Revenue breakdown by segment

	Three Months Ended			Six Months Ended
	June 30, 2025	June 30, 2024	% change	June 30, 2025	June 30, 2024	% change
	(in thousands, except percentages)
Revenue as reported	482,671	471,307	2%	934,105	921,362	1%
Conversion impact U.S. dollar/other currencies	(9,947)			636
Revenue at constant currency	$472,724	$471,307	—%	$934,741	$921,362	1%

Retail Media revenue as reported	60,913	54,777	11%	120,411	105,649	14%
Conversion impact U.S. dollar/other currencies	(14)			431
Retail Media revenue at constant currency	$60,899	$54,777	11%	$120,842	$105,649	14%

Performance Media revenue as reported	421,758	416,530	1%	813,694	815,713	—%
Conversion impact U.S. dollar/other currencies	(9,932)			204
Performance Media revenue at constant currency	$411,826	$416,530	(1)%	$813,898	$815,713	—%

Revenue for the three months ended June 30, 2025 increased 2%, or flat on a constant currency basis, to $472.7 million compared to the three months ended June 30, 2024, mainly driven by Retail Media growth.

In the three months ended June 30, 2025, 91% of revenue came from existing clients while 9% came from new client additions.

Retail Media revenue increased 11%, or 11% on a constant currency basis, to $60.9 million for the three months ended June 30, 2025, driven by continued expansion in Retail Media onsite, in particular in the U.S. market, with more brands and retailers joining the platform.

Performance Media revenue increased 1%, or decreased (1)% on a constant currency basis, to 411.8 million for the three months ended June 30, 2025, driven by continued strength in travel, partially offset by soft retail trends, in particular related to fashion, growth for our Commerce Grid Supply Side Platform (SSP) and lower spend in our media trading marketplace.

Additionally, our $482.7 million of revenue for the three months ended June 30, 2025 was positively impacted by $(9.9) million of currency fluctuations, particularly as a result of the appreciation of the Euro, the Japanese Yen, offset by the Brazilian Real, compared to the U.S. dollar.

Revenue for the six months ended June 30, 2025 increased 1%, or 1% on a constant currency basis, to $934.7 million compared to the six months ended June 30, 2024, reflecting growth in Retail Media.

In the six months ended June 30, 2025, 92% of revenue came from existing clients while 8% came from new client additions.

Retail Media revenue increased 14%, or 14% on a constant currency basis, to $120.8 million for the six months ended June 30, 2025, driven by continued strength in Retail Media onsite, in particular in the U.S. market.

Performance Media revenue remained flat as reported, and on a constant currency basis, to $813.9 million for the six months ended June 30, 2025, driven by continued strength in travel and classifieds, partially offset by soft retail trends, in particular related to fashion, and lower spend in our media trading marketplace.

Additionally, our $934.1 million of revenue for the six months ended June 30, 2025 was negatively impacted by $0.6 million of currency fluctuations, particularly as a result of the slight depreciation of the Euro, the Japanese Yen, the Brazilian Real, and the Korean Won compared to the U.S. dollar.

Revenue breakdown by region

	Three Months Ended			Six Months Ended
	June 30, 2025	June 30, 2024	% change	June 30, 2025	June 30, 2024	% change
	(in thousands, except percentages)
Revenue as reported	482,671	471,307	2%	934,105	921,362	1%
Conversion impact U.S. dollar / other currencies	(9,947)	—		636	—
Revenue at constant currency	$472,724	$471,307	—%	$934,741	$921,362	1%
Americas
Revenue as reported	199,797	212,375	(6)%	392,705	410,739	(4)%
Conversion impact U.S. dollar / other currencies	3,094	—		5,275	—
Revenue at constant currency	$202,891	$212,375	(4)%	$397,980	$410,739	(3)%
EMEA
Revenue as reported	185,955	168,497	10%	350,816	331,338	6%
Conversion impact U.S. dollar / other currencies	(9,703)	—		(5,335)	—
Revenue at constant currency	$176,252	$168,497	5%	$345,481	$331,338	4%
Asia-Pacific
Revenue as reported	96,919	90,435	7%	190,584	179,285	6%
Conversion impact U.S. dollar / other currencies	(3,338)	—		695	—
Revenue at constant currency	$93,581	$90,435	3%	$191,279	$179,285	7%

Our revenue in the Americas region decreased (6)%, or (4)% on a constant currency basis, to $202.9 million for the three months ended June 30, 2025 compared to the three months ended June 30, 2024. This primarily reflects continued soft retail trends, partially offset by Retail Media expansion as the platform continues to scale with large retailers and consumer brands.

Our revenue in EMEA increased 10%, or 5% on a constant currency basis, to $176.3 million for the three months ended June 30, 2025 compared to the three months ended June 30, 2024, reflecting continued traction in Retail Media and continued strength in Travel.

Our revenue in the Asia-Pacific region increased 7%, or increased 3% on a constant currency basis, to $93.6 million for the three months ended June 30, 2025 compared to the three months ended June 30, 2024, reflecting solid Travel and Classified trends in the region.

Our revenue in the Americas region decreased (4)%, or (3)% on a constant currency basis, to $398.0 million for the six months ended June 30, 2025 compared to the six months ended June 30, 2024. This primarily reflects continued soft retail trends, partially offset by strong performance of Retail Media as the platform continues to scale with large retailers and consumer brands.

Our revenue in EMEA increased 6%, or 4% on a constant currency basis, to $345.5 million for the six months ended June 30, 2025 compared to the six months ended June 30, 2024, reflecting continued traction in Retail Media and continued strength in Travel.

Our revenue in the Asia-Pacific region increased 6%, or 7% on a constant currency basis, to $191.3 million for the six months ended June 30, 2025 compared to the six months ended June 30, 2024, reflecting solid Travel and Marketplace trends.

Cost of Revenue

	Three Months Ended			Six Months Ended
	June 30, 2025	June 30, 2024	% change	June 30, 2025	June 30, 2024	% change
	(in thousands, except percentages)
Traffic acquisition costs	190,602	204,214	(7)%	377,664	400,381	(6)%
Other cost of revenue	33,551	34,248	(2)%	60,947	70,913	(14)%
Total cost of revenue	$224,153	$238,462	(6)%	$438,611	$471,294	(7)%
% of revenue	46%	51%		47%	51%
Gross profit %	54%	49%		53%	49%

	Three Months Ended			Six Months Ended
	June 30, 2025	June 30, 2024	% change	June 30, 2025	June 30, 2024	% change
	(in thousands, except percentages)
Retail Media	904	911	(1)%	1,612	1,614	—%
Performance Media	189,698	203,303	(7)%	376,052	398,767	(6)%
Traffic Acquisition Costs	$190,602	$204,214	(7)%	$377,664	$400,381	(6)%

Total cost of revenue for the three months ended June 30, 2025 decreased $(14.3) million, or (6)%, compared to the three months ended June 30, 2024. This decrease was the result of a decrease of $(13.6) million, or (7)% (or (9)% on a constant currency basis) in traffic acquisition costs, driven by a lower average price partially offset by an increase in volume.

Traffic acquisition costs in Retail Media decreased by (1)%, or remained flat at constant currency, compared to the three months ended June 30, 2024.

Traffic acquisition costs in Performance Media decreased by (7)%, or (9)% at constant currency, compared to the three months ended June 30, 2024. This was driven by a (15)% decrease (or (16)% at constant currency) in the average cost per thousand impressions ("CPM") for inventory purchased, including lower CPMs for signal-limited environments where Criteo continues to perform, and a 9% increase in the number of impressions we purchased.

The decrease of $(0.7) million, or (2)% in other cost of revenue for the three months ended June 30, 2025 was mainly driven by a decrease in depreciation of servers.

Total cost of revenue for the six months ended June 30, 2025 decreased $(32.7) million, or (7)%, compared to the six months ended June 30, 2024. This decrease was the result of a decrease of $(22.7) million, or (6)% (or (6)% on a constant currency basis) in traffic acquisition costs, driven by a lower average price partially offset by an increase in volume, and a decrease of $(10.0) million, or (14)% in other cost of revenue.

Traffic acquisition costs in Retail Media remained flat as reported, and at constant currency, compared to the six months ended June 30, 2024.

Traffic acquisition costs in Performance Media decreased by (6)%, or (6)% at constant currency, compared to the six months ended June 30, 2024. This was driven by a (18)% decrease (or (18)% at constant currency) in the average CPM for inventory purchased, including lower CPMs for signal-limited environments where Criteo continues to perform, and a 15% increase in the number of impressions we purchased.

The decrease of $(10.0) million or, (14)% in other cost of revenue for the six months ended June 30, 2025 was mainly driven by a decrease in depreciation of servers and lower lease expense of data centers, as we transition to a more efficient footprint.

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

The below table provides a reconciliation of Contribution ex-TAC to gross profit:

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024

	(in thousands)
Gross Profit	$258,518	$232,845	$495,494	$450,068
Other Cost of Revenue	33,551	34,248	60,947	70,913
Contribution ex-TAC	$292,069	$267,093	$556,441	$520,981

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
The following table sets forth our revenue and Contribution ex-TAC by segment:

	Three Months Ended			Six Months Ended
	June 30, 2025	June 30, 2024	% change	June 30, 2025	June 30, 2024	% change

	(amounts in thousands, except percentages)
Revenue
Retail Media	$60,913	$54,777	11%	$120,411	$105,649	14%
Performance Media	421,758	416,530	1%	813,694	815,713	—%
Total	$482,671	$471,307	2%	$934,105	$921,362	1%

Contribution ex-TAC
Retail Media	$60,009	$53,866	11%	$118,799	$104,035	14%
Performance Media	232,060	213,227	9%	437,642	416,946	5%
Total	$292,069	$267,093	9%	$556,441	$520,981	7%

Contribution ex-TAC increased $25.0 million, or 9% for the three months ended June 30, 2025 compared to the three months ended June 30, 2024. The increase in Contribution ex-TAC was driven by growth in Retail Media and in Performance Media.

Contribution ex-TAC increased $35.5 million, or 7% for the six months ended June 30, 2025 compared to the six months ended June 30, 2024. The increase in Contribution ex-TAC was driven by growth in Retail Media and in Performance Media.

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

	Three Months Ended			Six Months Ended
	June 30, 2025	June 30, 2024	% change	June 30, 2025	June 30, 2024	% change
	(amounts in thousands, except percentages)

Gross Profit as reported	$258,518	$232,845	11%	$495,494	$450,068	10%

Other cost of revenue as reported	33,551	34,248	(2)%	60,947	70,913	(14)%

Contribution ex-TAC as reported	292,069	267,093	9%	556,441	520,981	7%
Conversion impact U.S. dollar/other currencies	(6,137)	—		59
Contribution ex-TAC at constant currency	285,932	267,093	7%	556,500	520,981	7%

Traffic acquisition costs as reported	190,602	204,214	(7)%	377,664	400,381	(6)%
Conversion impact U.S. dollar/other currencies	(3,810)	—		577
Traffic Acquisition Costs at constant currency	186,792	204,214	(9)%	378,241	400,381	(6)%

Revenue as reported	482,671	471,307	2%	934,105	921,362	1%
Conversion impact U.S. dollar/other currencies	(9,947)	—		636
Revenue at constant currency	$472,724	$471,307	—%	$934,741	$921,362	1%

Research and Development Expenses

	Three Months Ended			Six Months Ended
	June 30, 2025	June 30, 2024	% change	June 30, 2025	June 30, 2024	% change

	(in thousands, except percentages)
Research and development expenses	$79,610	$59,639	33%	$140,359	$126,497	11%
% of revenue	16%	13%		15%	14%
Research and development expenses for the three months ended June 30, 2025, increased $20.0 million or 33% compared to the three months ended June 30, 2024. This increase was mainly due to higher amortization expense related to the accelerated amortization of internally developed intangible assets developed in response to third-party cookie deprecation. Additionally the increase was driven by higher headcount related costs due to one-time planned company-wide event, partially offset by lower share-based compensation related to the Iponweb acquisition.
Research and development expenses for the six months ended June 30, 2025, increased $13.9 million or 11% compared to the six months ended June 30, 2024. This increase was mainly due to higher amortization expense related to the accelerated amortization of internally developed intangible assets, developed in response to third-party cookie deprecation. Additionally the increase was driven by higher headcount related costs due to one-time planned company-wide event, partially offset by lower share-based compensation related to the Iponweb acquisition.

Sales and Operations Expenses

	Three Months Ended			Six Months Ended
	June 30, 2025	June 30, 2024	% change	June 30, 2025	June 30, 2024	% change

	(in thousands, except percentages)
Sales and operations expenses	$108,215	$95,069	14%	$197,104	$187,911	5%
% of revenue	22%	20%		21%	20%
Sales and operations expenses for the three months ended June 30, 2025 increased $13.1 million or 14% compared to the three months ended June 30, 2024. This increase was mainly related to headcount related costs due to one-time planned company-wide event and third-party services.
Sales and operations expenses for the six months ended June 30, 2025 increased $9.2 million or 5% compared to the six months ended June 30, 2024. This increase was mainly related to headcount related costs due to one-time planned company-wide event, marketing costs, and third-party services.

General and Administrative Expenses

	Three Months Ended			Six Months Ended
	June 30, 2025	June 30, 2024	% change	June 30, 2025	June 30, 2024	% change

	(in thousands, except percentages)
General and administrative expenses	$40,238	$41,199	(2)%	$79,409	$88,368	(10)%
% of revenue	8%	9%		9%	10%
General and administrative expenses for the three months ended June 30, 2025, decreased $(1.0) million or (2)%, compared to the three months ended June 30, 2024. This decrease was mainly related to a decrease in third-party services partially offset by increased head count related costs due to one-time planned company-wide event.
General and administrative expenses for the six months ended June 30, 2025, decreased $(9.0) million or (10)%, compared to the six months ended June 30, 2024. This decrease was mainly related to the change in the earn-out fair value related to the Iponweb acquisition in 2024 and a decrease in third party services.

Financial and Other Income

	Three Months Ended			Six Months Ended
	June 30, 2025	June 30, 2024	% change	June 30, 2025	June 30, 2024	% change

	(in thousands, except percentages)
Financial and Other Income (Expense)	$(1,801)	$(284)	534%	$501	$897	(44)%
% of revenue	(0.4)%	(0.1)%		0.1%	0.1%

Financial and Other Income (Expenses) for the three months ended June 30, 2025, increased by $1.5 million or 534% compared to the three months ended June 30, 2024. This increase was due to an increase in foreign exchange losses partially offset by less interest income.
Financial and Other Income for the six months ended June 30, 2025, decreased by $(0.4) million or (44)% compared to the six months ended June 30, 2024. This decrease was due to the accretion in 2024 of the earn-out liability related to the Iponweb acquisition, partially offset by a decrease in interest income.
Provision for Income Taxes

	Three Months Ended			Six Months Ended
	June 30, 2025	June 30, 2024	% change	June 30, 2025	June 30, 2024	% change

	(in thousands, except percentages)
Provision for Income taxes	$5,734	$8,595	(33)%	$16,192	$11,564	40%
% of revenue	1%	2%		1%	2%

Provision for income tax expense for the three months ended June 30, 2025, decreased $(2.9) million or (33)% compared to the three months ended June 30, 2024. The decrease was driven by less income from operations and a lower effective tax rate.
Provision for income tax expense for the six months ended June 30, 2025, increased $4.6 million or 40% compared to the six months ended June 30, 2024. The increase was driven by higher income from operations.
The provision for income taxes differs from the nominal standard French rate of 25.0% primarily due to the application of the reduced income tax rate on the majority of the technology royalties income in France.

Adjusted EBITDA
We define Adjusted EBITDA as our consolidated earnings before financial income (expense), income taxes, depreciation and amortization, adjusted to eliminate the impact of equity related compensation, which includes employee equity awards compensation and director fees for share purchases, pension service costs, certain acquisition costs, certain restructuring, integration and transformation costs, and other nonrecurring or noncash items impacting net income that we do not consider indicative of our ongoing business performance. Adjusted EBITDA is not a measure calculated in accordance with GAAP. We have included Adjusted EBITDA because it is a key measure used by our management and board of directors to understand and evaluate our core operating performance and trends, to prepare and approve our annual budget and to develop short-term and long-term operational plans. Accordingly, we believe that Adjusted EBITDA provides useful information to investors and others in understanding and evaluating our results of operations in the same manner as our management and board of directors. Our use of Adjusted EBITDA has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our financial results as reported under GAAP. Some of these limitations are: (a) although depreciation and amortization are noncash charges, the assets being depreciated and amortized may have to be replaced in the future, and Adjusted EBITDA does not reflect cash capital expenditure requirements for such replacements or for new capital expenditure requirements; (b) Adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs; (c) Adjusted EBITDA does not reflect the potentially dilutive impact of equity-based compensation; (d) Adjusted EBITDA does not reflect tax payments that may represent a reduction in cash available to us; and (e) other companies, including companies in our industry, may calculate Adjusted EBITDA or similarly titled measures differently, which reduces their usefulness as a comparative measure. Because of these and other limitations, you should consider Adjusted EBITDA alongside our GAAP financial results, including net income.

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
	(in thousands, except percentages)
Net Income	$22,920	$28,059	$62,931	$36,625
Adjustments:
Financial (income) expense	1,796	284	(152)	(897)
Provision for income taxes	5,734	8,595	16,192	11,564
Equity related compensation	21,543	21,877	37,423	49,168
Pension service costs	195	172	378	344
Depreciation and amortization expense (2)	35,764	25,077	61,457	49,995
Restructuring, integration and transformation costs	556	9,366	2,427	17,309
Other noncash or nonrecurring events (2)	872	—	872	—
Total net adjustments	66,460	65,371	118,597	127,484
Adjusted EBITDA (1)	89,380	93,430	181,528	164,109
(1) Refer to the "Non-GAAP Financial Measures" section for the definition of this Non-GAAP metric.
(2) During the second quarter of 2025, the Company recorded accelerated amortization of $7.9 million, included in depreciation and amortization expense, and a nonrecurring impairment charge of approximately $0.9 million, recorded in other noncash or nonrecurring events, related to internally developed intangible assets, triggered by Alphabet Inc.’s decision not to proceed with the deprecation of third-party cookies in its Chrome browser.

The following table presents our Net Income and Adjusted EBITDA on a comparative basis:

	Three Months Ended			Six Months Ended
	June 30, 2025	June 30, 2024	% change	June 30, 2025	June 30, 2024	% change

	(in thousands, except percentages)
Net Income	$22,920	$28,059	(18)%	$62,931	$36,625	72%
Adjusted EBITDA	$89,380	$93,430	(4)%	$181,528	$164,109	11%
Net income decreased $(5.1) million, or (18)%, for the three months ended June 30, 2025 compared to the three months ended June 30, 2024, and adjusted EBITDA decreased $(4.1) million, or (4)%, for the three months ended June 30, 2025 compared to the three months ended June 30, 2024. The decrease in net income and adjusted EBITDA was primarily due to an increase in operating expenses mainly related to headcount related costs due to one-time planned company-wide event.
Net income increased $26.3 million, or 72%, for the six months ended June 30, 2025 compared to the six months ended June 30, 2024, and adjusted EBITDA increased $17.4 million, or 11%, for the six months ended June 30, 2025 compared to the six months ended June 30, 2024. The increase in net income and adjusted EBITDA was primarily due to higher gross profit.

Liquidity and Capital Resources
Our cash and cash equivalents, and restricted cash at June 30, 2025 were held for working capital and general corporate purposes, which could include acquisitions, and amounted to $206.0 million as of June 30, 2025. The $(84.9) million decrease in cash and cash equivalents, and restricted cash compared to December 31, 2024, primarily resulted from a decrease of $(103.1) million in cash used for financing activities, a decrease of $(41.7) million in cash used for investing activities, partially offset by an increase of $60.9 million in cash provided by operating activities over the period. Our policy is to invest any cash in excess of our immediate requirements in investments designed to preserve the principal balance and provide liquidity. Accordingly, our cash and cash equivalents are invested primarily in demand deposit accounts that are currently providing only a minimal return.
As disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, on September 27, 2022, the Company entered into a new five year Revolving Credit Facility (as amended, the "RCF") that allows immediate access to an additional €407.0 million ($477.0 million) of liquidity, which, combined with our cash position, marketable securities and treasury shares as of June 30, 2025, provides total liquidity above $745.7 million. Overall, we believe that our current financial liquidity, combined with our expected cash-flow generation in 2025, enables financial flexibility.
Share buy-back programs
For the six months ended June 30, 2025, we have repurchased $104.5 million of shares. In 2024, we completed an additional $224.6 million share repurchase, and in 2023, we completed $125.0 million share repurchase.
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
Operating and Capital Expenditure Requirements
For the six months ended June 30, 2025 and 2024, our net capital expenditures were $(52.0) million and $(34.3) million, respectively, primarily related to the acquisition of data center and server equipment, and capitalized software development costs. We expect our capital expenditures to remain at, or slightly above, 5% of revenue for 2025, as we plan to continue to build, reshape and maintain additional data center equipment capacity in all regions and we keep investing in our Commerce Media Platform.
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
Historical Cash Flows
The following table sets forth our cash flows for the six months ended June 30, 2025 and June 30, 2024:

	Six Months Ended
	June 30, 2025	June 30, 2024

	(in thousands)
Cash provided by operating activities	$60,944	$31,204
Cash used in investing activities	$(41,725)	$(35,157)
Cash used in financing activities	$(103,143)	$(102,098)
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
For the six months ended June 30, 2025, net cash provided by operating activities was $60.9 million, mostly consisted of net income adjusted for certain noncash and nonoperating items, such as amortization and provision expense of $60.5 million, and equity awards compensation expense of $37.2 million, partially offset by $(72.9) million of changes in working capital. The increase in cash flows from operating activities during the six months ended June 30, 2025, compared to the same period in 2024, was mainly due to higher net income and improved working capital partially offset by income taxes paid.
Investing Activities
For the six months ended June 30, 2025, net cash used for investing activities was $(41.7) million, primarily driven by capitalized software development costs and the acquisition of data center and server equipment.
Cash used for investing activities increased during the six months ended June 30, 2025, compared to the same period in 2024, due to higher software development costs.
Financing Activities
For the six months ended June 30, 2025, net cash used for financing activities was $(103.1) million, due to the repurchasing of shares of $(104.5) million. The increase in cash used for financing activities during the six months ended June 30, 2025, compared to the same period in 2024, was mostly due to an increase in the amount of shares repurchased.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market Risk
We are mainly exposed to foreign currency exchange rate fluctuations. There have been no material changes to our exposure to market risk during the six months ended June 30, 2025.

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
A hypothetical 10% increase or decrease of the Pound Sterling, the Euro, the Japanese yen or the Brazilian real against the U.S. dollar would have impacted the Condensed Consolidated Statements of Income as follows:

	Six Months Ended
	June 30, 2025		June 30, 2024

	(in thousands)
GBP/USD	+10%	-10%	+10%	-10%
Net income (loss) impact	$298	$(298)	$159	$(159)

	Six Months Ended
	June 30, 2025		June 30, 2024

	(in thousands)
BRL/USD	+10%	-10%	+10%	-10%
Net income (loss) impact	$77	$(77)	$127	$(127)

	Six Months Ended
	June 30, 2025		June 30, 2024

	(in thousands)
JPY/USD	+10%	-10%	+10%	-10%
Net income (loss) impact	$4,857	$(4,857)	$3,099	$(3,099)

	Six Months Ended
	June 30, 2025		June 30, 2024

	(in thousands)
EUR/USD	+10%	-10%	+10%	-10%
Net income (loss) impact	$(1,335)	$1,335	$3,215	$(3,215)

Credit Risk and Trade Receivables
For a description of our trade receivables, please see "Note 4. Trade Receivables" in the Notes to the Unaudited Condensed Consolidated Financial Statements.

Item 4. Controls and Procedures
Disclosure Controls and Procedures
Based on their evaluation as of June 30, 2025, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective to provide reasonable assurance that (i) the information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and (ii) such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
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
Item 1A. Risk Factors.
You should carefully consider the risks described under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024 and and in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2025. These risks and uncertainties are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, also may become important factors that affect us. If any such risks materialize, our business, financial condition and results of operations could be materially harmed and the trading price of our American Depositary Shares could decline. These risks are not exclusive and additional risks and uncertainties that we are unaware of, or that we currently believe are not material, also may become important factors that affect us. There have been no material changes to the Risk Factors described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 and in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities by the issuer and Affiliated Purchasers
The following table provides certain information with respect to our purchases of our ADSs during the second fiscal quarter of 2025:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs(1)
April 1 to 30, 2025	427,848	$31.18	427,848	$149,692,151
May 1 to 31, 2025	751,320	$27.81	751,320	$128,790,582
June 1 to 30, 2025	548,084	$25.68	548,084	$114,707,619
Total	1,727,252		1,727,252
(1) On January 31, 2025, the Board of Directors authorized an increase of the previously authorized share repurchase program from up to $630.0 million to up to $805.0 million of the Company’s outstanding American Depositary Shares.
(2) Weighted average price paid per share excludes any broker commissions paid.
Item 5. Other Information
Trading Plans
During the three months ended June 30, 2025, no directors or Section 16 officers of the Company adopted or terminated any Rule 10b5-1 trading arrangement or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408 of Regulation S-K.

Item 6. Exhibits
Exhibit Index

Incorporated by Reference
Exhibit	Description	Schedule/ Form	File Number	Exhibit	File Date
3.1	Update to By-laws (status) of Criteo S.A. (English Translation)	8-K	001-36153	3.1	6/16/2025
31.1#	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended
31.2#	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended
32.1*	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Link base Document
101.DEF	XBRL Taxonomy Extension Definition Link base Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File, formatted in Inline XBRL and contained in Exhibit 101.
#    Filed herewith.
*    Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CRITEO S.A.
(Registrant)

	By:	/s/ Sarah Glickman
Date: July 31, 2025	Name:	Sarah Glickman
	Title:	Chief Financial Officer
(Principal financial officer and duly authorized signatory)