Form 10-Q
period 2025-09-30
Criteo S.A.
filed 2025-10-29
CIK 1576427

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended September 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes  ☐      No ☒
          As of October 24, 2025, the registrant had 52,549,158 ordinary shares, nominal value €0.025 per share, outstanding.

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

CRITEO S.A.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION (UNAUDITED)

	Notes	September 30, 2025	December 31, 2024
		(in thousands)
Assets
Current assets:
Cash and cash equivalents	3	$255,014	$290,693
Trade receivables, net of allowances of $23.4 million and $28.6 million at September 30, 2025 and December 31, 2024, respectively.	4	568,733	800,859
Income taxes	12	37,823	1,550
Other taxes		63,045	53,883
Other current assets	6	57,299	50,887
Marketable securities - current portion	3	23,746	26,242
Total current assets		1,005,660	1,224,114
Property and equipment, net		129,133	107,222
Intangible assets, net		157,219	158,384
Goodwill	5	535,245	515,188
Right of use assets - operating lease	8	106,675	99,468
Marketable securities - noncurrent portion	3	17,612	15,584
Noncurrent financial assets		5,169	4,332
Other noncurrent assets	6	46,429	61,151
Deferred tax assets		59,144	81,006
Total noncurrent assets		1,056,626	1,042,335
Total assets		$2,062,286	$2,266,449

Liabilities and shareholders' equity
Current liabilities:
Trade payables		$530,568	$802,524
Contingencies - current portion	14	11,190	1,882
Income taxes	12	8,075	34,863
Financial liabilities - current portion		9,222	3,325
Lease liability - operating - current portion	8	27,133	25,812
Other taxes		18,748	19,148
Employee - related payables		94,632	109,227
Other current liabilities	7	55,540	49,819
Total current liabilities		755,108	1,046,600
Deferred tax liabilities		4,552	4,067
Defined benefit plans	9	5,725	4,709
Financial liabilities - noncurrent portion		336	297
Lease liability - operating - noncurrent portion	8	82,175	77,584
Contingencies - noncurrent portion	14	22,336	31,939
Other noncurrent liabilities	7	21,117	20,156
Total noncurrent liabilities		136,241	138,752
Total liabilities		$891,349	$1,185,352

Shareholders' equity:
Common shares, €0.025 par value, 57,854,895 and 57,744,839 shares authorized, issued and outstanding at September 30, 2025 and December 31, 2024, respectively.		$1,933	$1,931
Treasury stock, 5,305,737 and 3,467,417 shares at cost as of September 30, 2025 and December 31, 2024, respectively.		(176,078)	(125,298)
Additional paid-in capital		709,221	709,580
Accumulated other comprehensive loss		(65,521)	(108,768)
Retained earnings		661,496	571,744
Equity attributable to the shareholders of Criteo S.A.		1,131,051	1,049,189
Noncontrolling interests		39,886	31,908
Total equity		1,170,937	1,081,097
Total equity and liabilities		$2,062,286	$2,266,449
The accompanying notes form an integral part of these unaudited condensed consolidated financial statements.

CRITEO S.A.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

		Three Months Ended		Nine Months Ended
	Notes	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
		(in thousands, except per share data)

Revenue	15	$469,660	$458,892	$1,403,765	$1,380,254

Cost of revenue:
Traffic acquisition costs		181,526	192,789	559,190	593,170
Other cost of revenue		31,651	34,171	92,598	105,084

Gross profit		256,483	231,932	751,977	682,000

Operating expenses:
Research and development expenses		67,678	85,285	208,037	211,782
Sales and operations expenses		86,995	90,823	284,099	278,734
General and administrative expenses		50,181	46,222	129,590	134,590
Total operating expenses		204,854	222,330	621,726	625,106
Income from operations		51,629	9,602	130,251	56,894
Financial and other income (expense)	11	(21)	(8)	480	889
Income before taxes		51,608	9,594	130,731	57,783
Provision for income tax expense	12	11,531	3,450	27,723	15,014
Net Income		$40,077	$6,144	$103,008	$42,769

Net income available to shareholders of Criteo S.A.		$37,782	$6,245	$96,960	$40,476
Net income (loss) available to noncontrolling interests		$2,295	$(101)	$6,048	$2,293

Weighted average shares outstanding used in computing per share amounts:
Basic	13	52,565,601	54,695,112	53,170,066	54,840,650
Diluted	13	53,760,200	58,430,133	55,356,346	58,909,952

Net income allocated to shareholders per share:
Basic	13	$0.72	$0.11	$1.82	$0.74
Diluted	13	$0.70	$0.11	$1.75	$0.69
The accompanying notes form an integral part of these unaudited condensed consolidated financial statements.

CRITEO S.A.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
	(in thousands)

Net income	$40,077	$6,144	$103,008	$42,769
Foreign currency translation adjustments, net of taxes	(2,134)	24,531	44,626	1,953
Actuarial gains (losses) on employee benefits, net of taxes	18	(284)	346	(107)
Other comprehensive income (loss)	$(2,116)	$24,247	$44,972	$1,846
Total comprehensive income	$37,961	$30,391	$147,980	$44,615
Attributable to shareholders of Criteo S.A.	$36,693	$26,750	$140,188	$42,458
Attributable to noncontrolling interests	$1,268	$3,641	$7,792	$2,157
The accompanying notes form an integral part of these unaudited condensed consolidated financial statements.

CRITEO S.A.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)

	Share capital		Treasury Stock		Additional paid-in capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Equity - attributable to shareholders of Criteo S.A.	Non controlling interest	Total equity
	Common shares		Shares
	(in thousands, except share data)
Balance at December 31, 2023	61,165,663	$2,023	(5,400,572)	$(161,788)	$769,240	$(85,326)	$555,456	$1,079,605	$31,786	$1,111,391
Net income	—	—	—	—	—	—	7,244	7,244	1,322	8,566
Other comprehensive loss	—	—	—	—	—	(11,437)	—	(11,437)	(2,046)	(13,483)
Issuance of ordinary shares	15,338	1	—	—	394	—	—	395	—	395
Change in treasury stocks(*)	—	—	(1,216,547)	(42,575)	—	—	(19,568)	(62,143)	—	(62,143)
Share-Based Compensation	—	—	—	—	27,858	—	—	27,858	55	27,913
Other changes in equity	—	—	—	—	—	—	(40)	(40)	—	(40)
Balance at March 31, 2024	61,181,001	$2,024	(6,617,119)	$(204,363)	$797,492	$(96,763)	$543,092	$1,041,482	$31,117	$1,072,599
Net income	—	—	—	—	—	—	26,987	26,987	1,072	28,059
Other comprehensive loss	—	—	—	—	—	(7,085)	—	(7,085)	(1,833)	(8,918)
Issuance of ordinary shares	32,485	—	—	—	812	—	—	812	—	812
Change in treasury stocks(*)	(2,150,000)	(57)	2,155,602	50,109	(57,871)	—	(32,533)	(40,352)	—	(40,352)
Share-Based Compensation	—	—	—	—	21,248	—	—	21,248	47	21,295
Other changes in equity	—	—	—	—	—	—	(305)	(305)	—	(305)
Balance at June 30, 2024	59,063,486	$1,967	(4,461,517)	$(154,254)	$761,681	$(103,848)	$537,241	$1,042,787	$30,403	$1,073,190
Net income (loss)	—	—	—	—	—	—	6,245	6,245	(101)	6,144
Other comprehensive income	—	—	—	—	—	20,503	—	20,503	3,744	24,247
Issuance of ordinary shares	116,730	3	—	—	3,223	—	—	3,226	—	3,226
Change in treasury stocks(*)	—	—	62,338	1,257	(70,774)	—	14,521	(54,996)	—	(54,996)
Share-Based Compensation	—	—	—	—	34,577	—	—	34,577	57	34,634
Other changes in equity	—	—	—	—	—	—	(935)	(935)	(3)	(938)
Balance at September 30, 2024	59,180,216	$1,970	(4,399,179)	$(152,997)	$728,707	$(83,345)	$557,072	$1,051,407	$34,100	$1,085,507
(*) On February 1, 2024, Criteo's board of directors authorized an extension of the share repurchase program to up to $630.0 million of the Company's outstanding American Depositary Shares. The change in treasury stocks is comprised of 4,297,334 shares repurchased at an average price of $36.6 offset by 1,796,847 treasury shares used for RSUs vesting, by 1,351,880 treasury shares used for LUSs vesting and by 2,150,000 treasury shares cancelled.

CRITEO S.A.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)

	Share capital		Treasury Stock		Additional paid-in capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Equity - attributable to shareholders of Criteo S.A.	Non controlling interest	Total equity
	Common shares		Shares
	(in thousands, except share data)
Balance at December 31, 2024	57,744,839	$1,931	(3,467,417)	$(125,298)	$709,580	$(108,768)	$571,744	$1,049,189	$31,908	$1,081,097
Net income	—	—	—	—	—	—	37,928	37,928	2,083	40,011
Other comprehensive income	—	—	—	—	—	15,930	—	15,930	1,596	17,526
Issuance of ordinary shares	110,056	2	—	—	1,843	—	—	1,845	—	1,845
Change in treasury stocks(*)	—	—	(817,761)	(34,102)	(20,549)	—	(1,517)	(56,168)	—	(56,168)
Share-Based Compensation	—	—	—	—	16,615	—	—	16,615	48	16,663
Other changes in equity	—	—	—	—	—	—	(740)	(740)	2	(738)
Balance at March 31, 2025	57,854,895	$1,933	(4,285,178)	$(159,400)	$707,489	$(92,838)	$607,415	$1,064,599	$35,637	$1,100,236
Net income	—	—	—	—	—	—	21,250	21,250	1,670	22,920
Other comprehensive income	—	—	—	—	—	28,387	—	28,387	1,175	29,562
Issuance of ordinary shares	—	—	—	—	52	—	—	52	—	52
Change in treasury stocks(*)	—	—	(1,242,357)	(31,434)	(15,396)	—	(1,498)	(48,328)	—	(48,328)
Share-Based Compensation	—	—	—	—	23,098	—	—	23,098	66	23,164
Other changes in equity	—	—	—	—	—	—	(83)	(83)	1	(82)
Balance at June 30, 2025	57,854,895	$1,933	(5,527,535)	$(190,834)	$715,243	$(64,451)	$627,084	$1,088,975	$38,549	$1,127,524
Net income	—	—	—	—	—	—	37,782	37,782	2,295	40,077
Other comprehensive (loss)	—	—	—	—	—	(1,090)	—	(1,090)	(1,026)	(2,116)
Issuance of ordinary shares	—	—	—	—	—	—	—	—	—	—
Change in treasury stocks(*)	—	—	221,798	14,756	(22,333)	—	(3,370)	(10,947)	—	(10,947)
Share-Based Compensation	—	—	—	—	16,311	—	—	16,311	69	16,380
Other changes in equity	—	—	—	—	—	20	—	20	(1)	19
Balance at September 30, 2025	57,854,895	$1,933	(5,305,737)	$(176,078)	$709,221	$(65,521)	$661,496	$1,131,051	$39,886	$1,170,937
(*) On January 31, 2025, Criteo's board of directors authorized an extension of the share repurchase program to up to $805.0 million of the Company's outstanding American Depositary Shares. The change in treasury stocks is comprised of 3,643,186 shares repurchased at a weighted average price of $31.7 offset by 1,804,866 treasury shares used for RSUs vesting.
The accompanying notes form an integral part of these unaudited condensed consolidated financial statements.

CRITEO S.A.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended
	September 30, 2025	September 30, 2024
	(in thousands)
Cash flows from operating activities
Net income	$103,008	$42,769
Noncash and nonoperating items	113,619	136,013
- Amortization and provisions	97,119	67,134
- Equity awards compensation expense	52,037	82,193
- Net (loss) gain on disposal of noncurrent assets	(59)	924
- Change in uncertain tax position	421	1,764
- Net change in fair value of earn-out	—	3,202
- Change in deferred taxes	23,387	(16,370)
- Change in income taxes	(64,489)	(9,321)
- Other	5,203	6,487
Changes in assets and liabilities:	(66,083)	(90,075)
- Trade receivables	261,726	138,595
- Trade payables	(299,713)	(210,863)
- Other current assets	5,325	(739)
- Other current liabilities	(31,890)	(14,239)
- Change in operating lease liabilities and right of use assets	(1,531)	(2,829)
Net cash provided by operating activities	150,544	88,707
Cash flows from investing activities
Acquisition of intangible assets, property and equipment	(75,310)	(53,953)
Disposal of intangible assets, property and equipment	1,079	711
Payment for business, net of cash acquired	—	(527)
Purchases of marketable securities	(23,179)	(5,738)
Maturities and sales of marketable securities	28,287	541
Net cash used in investing activities	(69,123)	(58,966)
Cash flows from financing activities
Proceeds from exercise of stock options	1,897	4,433
Repurchase of treasury stocks	(115,444)	(157,492)
Change in other financing activities	(834)	(1,296)
Net cash used in financing activities	(114,381)	(154,355)
Effect of exchange rates changes on cash and cash equivalents	(2,648)	(2,737)
Net decrease in cash and cash equivalents and restricted cash	(35,608)	(127,351)
Net cash and cash equivalents and restricted cash at the beginning of the period	290,943	411,341
Net cash and cash equivalents and restricted cash at the end of the period	$255,335	$283,990

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for taxes, net of refunds	(68,404)	(36,099)
Cash paid for interest	(969)	(1,032)
Noncash investing and financing activities
Intangible assets, property and equipment acquired through payables	10,552	5,799
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
In September 2025, the FASB issued ASU 2025-06, Intangibles - Goodwill and Other - Internal-Use Software, which simplifies the capitalization guidance by removing the references to project stages, among other changes. The new standard is effective for annual periods beginning after December 15, 2027. We are currently evaluating the impact of the adoption of this standard on our consolidated financial statements.

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
The following table shows revenue by reportable segment:

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
	(in thousands)
Retail Media	$67,114	$60,765	$187,525	$166,414
Performance Media	402,546	398,127	1,216,240	1,213,840
Total Revenue	$469,660	$458,892	$1,403,765	$1,380,254

The following table shows TAC by reportable segment:

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
	(in thousands)
Retail Media	$849	$1,182	$2,461	$2,796
Performance Media	180,677	191,607	556,729	590,374
Total Traffic Acquisition Costs	$181,526	$192,789	$559,190	$593,170

The following table shows Contribution ex-TAC by reportable segment and its reconciliation to the Company’s Consolidated Statements of Operation:

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
	(in thousands)
Contribution ex-TAC
Retail Media	$66,265	$59,583	$185,064	$163,618
Performance Media	221,869	206,520	659,511	623,466
	$288,134	$266,103	$844,575	$787,084

Other cost of revenue	31,651	34,171	92,598	105,084
Gross profit	$256,483	$231,932	$751,977	$682,000

Operating expenses
Research and development expenses	$67,678	$85,285	$208,037	$211,782
Sales and operations expenses	86,995	90,823	284,099	278,734
General and administrative expenses	50,181	46,222	129,590	134,590
Total Operating expenses	$204,854	$222,330	$621,726	$625,106

Income from operations	$51,629	$9,602	$130,251	$56,894
Financial and other (expense) income	(21)	(8)	480	889
Income before tax	$51,608	$9,594	$130,731	$57,783

Note 3. Cash, Cash Equivalents, and Marketable Securities

Fair Value Measurements
The following tables summarize our assets measured at fair value on a recurring basis and the classification by level of input within the fair value hierarchy:

	September 30, 2025	December 31, 2024
	(in thousands)
Cash and Cash Equivalents
Level 1
Cash	$161,579	$251,452
Money Market funds	51,899	12,479
Level 2
Term deposits and notes	41,536	26,762
Total	$255,014	$290,693

Marketable Securities
The following table presents for each reporting period, the breakdown of the fair value of marketable securities:

	September 30, 2025	December 31, 2024

	(in thousands)
Securities Held-to-maturity
Term Deposits	41,358	41,826
Total	$41,358	$41,826

The gross unrealized gains or (loss) on our marketable securities were not material as of September 30, 2025 and December 31, 2024.
For our marketable securities, the fair value approximates the carrying amount, given the nature of the term deposit and the maturity of the expected cash flows.
The following table classifies our marketable debt securities by contractual maturities:

Held-to-maturity
September 30, 2025

(in thousands)
Due in one year	$23,746
Due in one to five years	17,612
Total	$41,358
.

Note 4. Trade Receivables
The following table shows the breakdown in trade receivables net book value for the presented periods:

	September 30, 2025	December 31, 2024

	(in thousands)
Trade accounts receivables	$592,142	$829,462
(Less) Allowance for credit losses	(23,409)	(28,603)
Net book value at end of period	$568,733	$800,859

Note 5. Goodwill
Goodwill allocated to the two reportable segments and the changes in the carrying amount for the quarter-ended September 30, 2025 were as follows:

	Retail Media	Performance Media	Total

	(in thousands)
Balance at January 1, 2025	$144,962	$370,226	$515,188
Currency translation adjustment	8,881	11,176	20,057
Balance at September 30, 2025	$153,843	$381,402	$535,245

Note 6. Other Current and Noncurrent Assets
The following table presents the components of other current assets, net, for the periods presented:

	September 30, 2025	December 31, 2024

	(in thousands)
Prepayments to suppliers	$42,695	$40,579
Other current assets	14,604	10,308
Total	$57,299	$50,887
Prepayments to suppliers include amounts related to SaaS arrangements and licenses and other prepayments to suppliers of goods and services.
Other current assets include an indemnification receivable of $5.5 million related a legal matter, restricted cash, and other non-trade receivables. As of September 30, 2025 and December 31, 2024, restricted cash was $0.3 million and of $0.3 million, respectively.
Other noncurrent assets as of September 30, 2025 and December 31, 2024 of $46.4 million and $61.2 million are primarily comprised of the indemnification asset of $37.2 million and $50.0 million, respectively, recorded against certain tax liabilities related to the Iponweb Acquisition.

Note 7. Other Current and Noncurrent Liabilities
Other current liabilities are presented in the following table:

	September 30, 2025	December 31, 2024

	(in thousands)
Rebates	$31,354	$31,989
Customer prepayments and deferred revenue	8,153	9,636
Accounts payable relating to capital expenditures	10,552	1,758
Other creditors	5,480	6,436
Total	$55,540	$49,819
Accounts payable relating to capital expenditures are primarily related to the purchase of datacenter equipment.

Other noncurrent liabilities are presented in the following table:

	September 30, 2025	December 31, 2024

	(in thousands)
Uncertain tax positions	$19,407	$18,884
Other	1,710	1,272
Total	$21,117	$20,156
The uncertain tax positions are primarily related to the Iponweb Acquisition.

Note 8. Leases
The components of lease expense are as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
	(in thousands)		(in thousands)
Lease expense	9,313	10,410	$26,197	$30,481
Short term lease expense	55	287	218	914
Variable lease expense	526	496	1,513	1,224
Sublease income	(247)	(343)	(842)	(1,152)
Total operating lease expense	$9,647	$10,850	$27,086	$31,467

Note 9. Employee Benefits
Defined Benefit Plans
According to French law and the Syntec Collective Agreement, French employees are entitled to compensation paid on retirement, equal to up to twelve months of their salary based on term of employment.
The following table summarizes the changes in the projected benefit obligation:

Projected benefit obligation
(in thousands)
Accumulated postretirement benefit obligation at January 1, 2024	$4,123
Service cost	687
Interest cost	158
Curtailment	(192)
Actuarial losses (gains)	216
Currency translation adjustment	(283)
Accumulated postretirement benefit obligation at December 31, 2024	$4,709
Service cost	582
Interest cost	148
Actuarial losses (gains)	(347)
Currency translation adjustment	633
Accumulated postretirement benefit obligation at September 30, 2025	$5,725
The Company does not hold any plan assets for any of the periods presented.

The main assumptions used for the purposes of the actuarial valuations are listed below:

	Nine Months Ended	Year Ended
	September 30, 2025	December 31, 2024
Discount rate (Corp AA)	4.2%	3.9%
Expected rate of salary increase	7.0%	7.0%
Expected rate of social charges	49.0%	49.0%
Expected staff turnover	—% - 18.6%	—% - 18.6%
Estimated retirement age	65 years old	65 years old
Life table	TH-TF 2000-2002 shifted	TH-TF 2000-2002 shifted

Defined Contribution Plans
The Company also provides qualified defined contribution plans primarily in France, the United States, and the United Kingdom. The most significant of these plans is the 401(k) Plan, which covers eligible U.S. employees. Employees can contribute to the plans a specified percentage of their eligible compensation, subject to matching contributions from the Company on behalf of the eligible employee. The following table shows the Company's agreed contributions, reported in the Consolidated Statement of Operations for the period.

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
	(in thousands)
Defined contribution plan expenses	$4,626	$4,684	$15,593	$14,974

Note 10. Share-Based Compensation

Equity Awards Compensation Expense

Equity awards compensation expense recorded in the consolidated statements of operations was as follows:

	Nine Months Ended
	September 30, 2025	September 30, 2024
	(in thousands)
Research and Development	$16,363	$44,461
Sales and Operations	14,207	15,703
General and Administrative	21,467	22,029
Total equity awards compensation expense (1)	$52,037	$82,193
Tax benefit from equity awards compensation expense	7,360	7,920
Total equity awards compensation expense, net of tax effect	$44,677	$74,273
(1) The nine months ended September 30, 2025 and September 30, 2024 are presented net of $4.2 million and $2.9 million, respectively, capitalized stock-based compensation relating to internally developed software.

The breakdown of the equity award compensation expense by instrument type was as follows:

	Nine Months Ended
	September 30, 2025	September 30, 2024
	(in thousands)
Restricted stock units and Performance stock units	$52,037	$51,058
Lock-up shares	—	29,790
Nonemployee warrants	—	1,299
Stock options	$—	$46
Total equity awards compensation expense (1)	$52,037	$82,193
Tax benefit from equity awards compensation expense	7,360	7,920
Total equity awards compensation expense, net of tax effect	$44,677	$74,273

(1) The nine months ended September 30, 2025 and September 30, 2024 are presented net of $4.2 million and $2.9 million, respectively, capitalized stock-based compensation relating to internally developed software.

A detailed description of each instrument type is provided below.

Restricted Stock Units and Performance Stock Units

During the nine months ended September 30, 2025, the Company granted new equity awards under our current equity compensation plans, which were comprised of restricted stock units (“RSU”), and performance-based awards for the Company’s senior executives, which are subject to the achievement of certain performance goals (“Financial PSU”) or to share price metrics tied to total shareholder return (“TSR PSU”).

Restricted Stock Units

Restricted stock units generally vest over four years, subject to the holder’s continued service. The grant date fair value is determined by the Company's Nasdaq share price the day prior to the grant.

	Shares (RSU)	Weighted-Average Grant date Fair Value Per Share

Outstanding as of December 31, 2024	4,422,434	—
Granted	1,949,365	—
Vested	(1,501,596)	—
Forfeited	(363,979)	—
Outstanding as of September 30, 2025	4,506,224	$34.26

The RSUs vest over a four-year period, with expense recognized on a graded vesting basis over the requisite service period for each separately vesting tranche. In the period ending September 30, 2025, 1,949,365 shares have been granted under this plan, with a weighted-average grant-date fair value of $31.60.
As of September 30, 2025, the Company had unrecognized stock-based compensation relating to restricted stock units of approximately $85.8 million, which is expected to be recognized over a weighted-average period of 3.2 years.

Performance Stock Units

Performance stock units (PSUs) are subject to either internal financial performance conditions or external market conditions.

Financial PSUs
Financial PSUs are earned based on the achievement of certain financial metrics, including Contribution ex-TAC, Contribution ex-TAC of Retail Media and Adjusted EBITDA. In the period ending September 30, 2025, 217,239 shares have been granted at target with a vesting period of three years. The target shares are subject to a range of vesting from 0% to 200% based on the performance of internal financial metrics, for a maximum number of shares of 434,478. The grant date fair value is determined by the Company's Nasdaq share price the day prior to the grant. The weighted average grant-date fair value of those plans is $38.22 per share for a total fair value of approximately $8.3 million, to be expensed on a straight-line basis over the respective vesting period.

The number of shares granted, vesting and outstanding subject to performance conditions is as follows:

	Shares (Financial PSU)	Weighted-Average Grant date Fair Value Per Share

Outstanding as of December 31, 2024	836,008	—
Granted	217,239	—
Performance share adjustment	16,539
Vested	(301,105)	—
Forfeited	(111,568)	—
Outstanding as of September 30, 2025	657,113	$34.33

As of September 30, 2025, the Company had unrecognized stock-based compensation related to performance stock units of approximately $9.3 million, which is expected to be recognized over a weighted-average period of 2.9 years.

TSR PSUs

TSR PSUs are earned based on the Company’s total shareholder return relative to the Nasdaq Composite Index, and certain other vesting conditions. In the period ending September 30, 2025, 217,239 shares have been granted at target under this plan, to be earned in two equal tranches over a term of two and three years, respectively. The target shares are subject to a range of vesting from 0% to 200% for each tranche based on the TSR, for a maximum number of shares of 434,478. The grant-date fair value is approximately $12.4 million, to be expensed on a straight-line basis over the respective vesting period.
The grant-date fair value was determined based on a Monte-Carlo valuation model using the following key assumptions:

Expected volatility of the Company	40.33%
Expected volatility of the benchmark	77.41%
Risk-free rate	3.95%
Expected dividend yield	—%

The number of shares granted, vested and outstanding subject to market conditions is as follows:

	Shares (TSR PSU)	Weighted-Average Grant date Fair Value Per Share

Outstanding as of December 31, 2024	259,138	—
Granted	217,239	—
Vested	—	—
Forfeited	(68,750)	—
Outstanding as of September 30, 2025	407,627	$53.69
As of September 30, 2025, the Company had unrecognized stock-based compensation related to performance stock units based on market conditions of $11.5 million, which is expected to be recognized over a weighted-average period of 2.1 years.

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

Nonemployee warrants

Nonemployee warrants generally vest over four years, subject to the holder’s continued service through the vesting date.

	Shares	Weighted-Average Grant date Fair Value Per Share	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)

Outstanding as of December 31, 2024	159,897	$18.31	3.6	$3,528.7
Granted	—
Exercised	—
Canceled	—
Expired	—
Outstanding as of September 30, 2025	159,897	$18.31	2.9	$1,531.0

Vested and exercisable - September 30, 2025	159,897

The aggregate intrinsic value represents the difference between the exercise price of the nonemployee warrants and the fair market value of common stock on the date of exercise. During the period ended September 30, 2025, there were no exercises of nonemployee warrants.

No new nonemployee warrants were granted in the period ending September 30, 2025. As of September 30, 2025 all instruments have fully vested.

Stock Options

Stock options granted under the Company’s stock incentive plans generally vest over four years, subject to the holder’s continued service through the vesting date and expire no later than 10 years from the date of grant.

	Options Outstanding
	Number of Shares Underlying Outstanding Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)

Outstanding as of December 31, 2024	218,681	$20.49	4.5	$4,340.6
Options granted	—
Options exercised	(111,156)
Options forfeited	(1,100)
Options canceled	—
Options expired	(18,710)
Outstanding as of September 30, 2025	87,715

Vested and exercisable as of September 30, 2025	87,715	$17.60	4.2	$449.8

The aggregate intrinsic value represents the difference between the exercise price of the options and the fair market value of common stock on the date of exercise. The aggregate intrinsic value of the stock options exercised was $0.6 million and $0.8 million for the period ended September 30, 2025, and December 31, 2024, respectively.
No new stock options were granted in the period ending September 30, 2025. As of September 30, 2025, there was no remaining unrecognized stock-based compensation related to unvested stock options.

Note 11. Financial and Other Income and Expenses
The condensed consolidated statements of income line item “Financial and Other Income (Expense)” can be broken down as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
	(in thousands)
Financial income from cash equivalents	$1,176	$1,432	$4,046	$5,261
Interest and fees	(715)	(505)	(1,802)	(1,337)
Foreign exchange loss	(598)	(901)	(1,766)	(1,459)
Discounting impact	—	(8)	—	(1,774)
Other financial income (expense)	116	(26)	2	198
Total Financial and Other (Expense) Income	$(21)	$(8)	$480	$889
The $0.5 million in financial and other income for the nine months ended September 30, 2025, were mainly driven by financial income from cash equivalents, partially offset by interests and fees and a negative impact of foreign exchange losses.

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
In December 2021, the Organization for Economic Cooperation and Development (OECD) released Pillar Two Model Rules defining the global minimum tax, which calls for the taxation of a minimum rate of 15% for multinational companies with consolidated revenue above €750 million. While the adoption of Pillar Two did not have a material impact on the nine months ended September 30, 2025, the Company will continue to assess the ongoing impact as additional guidance becomes available.
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted, introducing significant changes to both US domestic and international tax provisions. The legislation did not have a material impact on our income tax expense for the nine months ended September 30, 2025 and we do not expect it to materially change our effective income tax rate for 2025.
The following table presents provision for income taxes:

	Nine Months Ended
	September 30, 2025	September 30, 2024
	(in thousands)
Provision for Income taxes	$27,723	$15,014
For the nine months ended September 30, 2025, the provision for income taxes differs from the nominal standard French rate of 25.0% primarily due to the application of the reduced income tax rate on the majority of the technology royalties income in France.

Note 13. Earnings Per Share
Basic Earnings Per Share
We calculate basic earnings per share ("EPS") by dividing the net income or loss for the period attributable to shareholders of the Parent by the weighted average number of shares outstanding.

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Net income attributable to shareholders of Criteo S.A.	$37,782	$6,245	$96,960	$40,476
Weighted average number of shares outstanding of Criteo S.A.	52,565,601	54,695,112	53,170,066	54,840,650
Basic earnings per share	$0.72	$0.11	$1.82	$0.74
Diluted Earnings Per Share
We calculate diluted earnings per share by dividing the net income or loss attributable to shareholders of the Parent by the weighted average number of shares outstanding plus any potentially dilutive shares not yet issued from share-based compensation plans (refer to Note 10).

There were no other potentially dilutive instruments outstanding as of September 30, 2025 and 2024. Consequently, all potential dilutive effects from shares are considered.
For each period presented, a contract to issue a certain number of shares (i.e., stock options and nonemployee warrants) was assessed as potentially dilutive if it was “in the money” (i.e., the exercise or settlement price is lower than the average market price).

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Net income attributable to shareholders of Criteo S.A.	$37,782	$6,245	$96,960	$40,476
Basic shares:
Weighted average number of shares outstanding of Criteo S.A.	52,565,601	54,695,112	53,170,066	54,840,650
Dilutive effect of:
RSUs and PSUs	1,168,211	3,080,895	2,112,340	2,947,233
Lock-up shares ("LUSs")	—	472,956	—	949,255
Stock options	18,928	121,177	44,623	112,102
Share warrants	7,461	59,993	29,317	60,712
Diluted shares:
Weighted average number of shares outstanding used to determine diluted earnings per share	53,760,200	58,430,133	55,356,346	58,909,952
Diluted earnings per share	$0.70	$0.11	$1.75	$0.69
The weighted average number of securities that were anti-dilutive for diluted EPS for the periods presented but which could potentially dilute EPS in the future are as follows:

	Nine Months Ended
	September 30, 2025	September 30, 2024
Restricted share awards	1,795,276	303,261
Weighted average number of anti-dilutive securities excluded from diluted earnings per share	1,795,276	303,261

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
As previously disclosed, the Company is party to a claim (Doe vs. GoodRx Holdings, Inc. et al. in the US District Court for the Northern District of California) alleging violations of various state and federal laws. In the third quarter of 2025, the Company agreed to settle the matter for $7.0 million, subject to court approval. GoodRx agreed to indemnify Criteo for $5.5 million, subject to court approval of the settlement with the plaintiffs. As such, the Company recognized an estimated probable loss of $7.0 million within “Contingencies-current portion” and an indemnification receivable of $5.5 million within “Other current assets”. The resulting estimated net probable loss of $1.5 million was recognized within “General and administrative expenses” in the Company’s consolidated statement of operations for the three months ended September 30, 2025. The results of legal proceedings are inherently uncertain and it is reasonably possible that the ultimate loss may differ from our estimate.
On July 9, 2025, a putative class action was filed against the Company, CVS and others in the U.S. District Court for the Central District of California, alleging violations of various laws regarding sensitive health and personal information. On October 27, 2025, the action was dismissed with respect to the Company.

On October 17 2025, AlmondNet, Inc. and Intent IQ, LLC filed a patent-infringement lawsuit in the U.S. District Court for the District of Delaware. The complain was served on October 21, 2025. The plaintiffs seek damages and injunctive relief. We dispute the allegations of wrongdoing and intend to defend ourselves vigorously in these matters.
Non-income tax risks
For the three months ended September 30, 2025, management reassessed the provision related to certain non-income tax matters recognized under ASC 450 – Contingencies, reducing the balance from $31.7 million to $22.3 million. These risks were initially identified and recognized as part of the Iponweb Acquisition in 2022. In accordance with the purchase agreement relating to the acquisition, the Company is indemnified against specific tax risks, and as such, an indemnification asset has been recorded. The indemnification asset is recorded as part of "Other noncurrent assets" on the consolidated statement of financial position.

Note 15. Disaggregation of Revenue and Noncurrent Assets
The following table presents the Company's revenue disaggregated by major product for the period ended September 30, 2025 and September 30, 2024:

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
	(in thousands)
Retail Media	$67,114	$60,765	$187,525	$166,414

Commerce Growth	373,839	369,680	1,133,141	1,129,974
Other	28,707	28,447	83,099	83,866
Performance Media	402,546	398,127	1,216,240	1,213,840
Total Revenue	$469,660	$458,892	$1,403,765	$1,380,254

The Company operates in three geographical markets:
•Americas: North and South America;
•Europe, Middle-East and Africa; and
•Asia-Pacific.
The following table discloses our consolidated revenue for each geographical area for each of the reported periods. Revenue by geographical area is based mainly on the location of advertisers’ campaigns.
Revenue generated in other significant countries where we operate is presented in the following table:

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
	(in thousands)
Americas
United States	$180,969	$185,864	$533,881	$553,867
EMEA
Germany	$51,574	$48,128	$148,941	$146,881
France	$21,976	$20,888	$64,949	$64,836
Asia-Pacific
Japan	$54,742	$49,763	$164,334	$151,760

For each reported period, noncurrent assets (corresponding to the net book value of tangible and intangible assets) are presented in the table below. The geographical information includes results from the locations of legal entities.

	Americas	EMEA	Asia-Pacific	Total
	(in thousands)

September 30, 2025	$64,208	$208,563	$13,581	$286,352
December 31, 2024	$68,193	$186,035	$11,378	$265,606

Note 16. Subsequent Events

Redomiciliation to Luxemburg and Direct Listing
On October 29, 2025, the Company announced its intention to redomicile from France to Luxembourg through the cross-border conversion of Criteo S.A., subject to prior consultation with Criteo’s works council and customary conditions including shareholder approval. Following the conversion, the Company expects its American Depositary Share structure will be replaced with ordinary shares directly listed on Nasdaq. Under U.S. GAAP, the Conversion is a transaction between entities under common control and the Company does not expect any gain or loss resulting from the Conversion. The announcement does not impact the Company’s US GAAP consolidated financial statements as of and for the period ended September 30, 2025.

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
Current quarter financial highlights
For the three months ended September 30, 2025, revenue increased by 2% to $469.7 million, compared to the same period in the prior year, driven by growth in Retail Media and Performance Media. At constant currency, revenue remained flat.
Gross profit for the three months ended September 30, 2025 increased by 11% to $256.5 million, compared to the same period in the prior year, due to lower traffic acquisition costs and higher revenue in Retail Media and in Performance Media.
Contribution ex-TAC for the three months ended September 30, 2025 increased by 8% to $288.1 million, compared to the same period in the prior year, driven by growth in Retail Media and in Performance Media. At constant currency, Contribution ex-TAC increased by 6%.

Net income for the three months ended September 30, 2025 increased by 552% to $40.1 million, primarily driven by higher gross profit and lower operating expenses.
Adjusted EBITDA for the three months ended September 30, 2025 increased by 28% to $105.1 million, compared to the same period in the prior year, primarily due to higher gross profit.

Cash flows from operating activities was $89.6 million for the three months ended September 30, 2025, compared to $57.5 million in the same period in the prior year. This increase primarily reflects higher net income compared to the same period in the prior year.
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

Results of Operations for the Periods Ended September 30, 2025 and September 30, 2024 (Unaudited)
Revenue

Revenue breakdown by segment

	Three Months Ended			Nine Months Ended
	September 30, 2025	September 30, 2024	% change	September 30, 2025	September 30, 2024	% change
	(in thousands, except percentages)
Revenue as reported	469,660	458,892	2%	1,403,765	1,380,254	2%
Conversion impact U.S. dollar/other currencies	(9,145)			(8,509)
Revenue at constant currency	$460,515	$458,892	—%	$1,395,256	$1,380,254	1%

Retail Media revenue as reported	67,114	60,765	10%	187,525	166,414	13%
Conversion impact U.S. dollar/other currencies	(366)			66
Retail Media revenue at constant currency	$66,748	$60,765	10%	$187,591	$166,414	13%

Performance Media revenue as reported	402,546	398,127	1%	1,216,240	1,213,840	—%
Conversion impact U.S. dollar/other currencies	(8,779)			(8,575)
Performance Media revenue at constant currency	$393,767	$398,127	(1)%	$1,207,665	$1,213,840	(1)%

Revenue for the three months ended September 30, 2025 increased 2%, or flat on a constant currency basis, to $460.5 million compared to the three months ended September 30, 2024, as Retail Media revenue growth was partially offset by lower Performance Media revenue.

In the three months ended September 30, 2025, 90% of revenue came from existing clients while 10% came from new client additions.

Retail Media revenue increased 10%, or 10% on a constant currency basis, to $66.7 million for the three months ended September 30, 2025, driven by continued expansion in Retail Media onsite, in particular in the U.S. market, with more brands and retailers joining the platform.

Performance Media revenue increased 1%, or decreased (1)% on a constant currency basis, to 393.8 million for the three months ended September 30, 2025, driven by lower spend in our media trading marketplace and soft retail trends, in particular related to fashion, partially offset by continued strength in travel and classifieds.

Additionally, our $469.7 million of revenue for the three months ended September 30, 2025 was positively impacted by $9.1 million of currency fluctuations, particularly as a result of the appreciation of the Euro compared to the U.S. dollar.

Revenue for the nine months ended September 30, 2025 increased 2%, or 1% on a constant currency basis, to $1,395.3 million compared to the nine months ended September 30, 2024, reflecting growth in Retail Media.
In the nine months ended September 30, 2025, 91% of revenue came from existing clients while 9% came from new client additions.

Retail Media revenue increased 13%, or 13% on a constant currency basis, to $187.6 million for the nine months ended September 30, 2025, driven by continued strength in Retail Media onsite, in particular in the U.S. market.

Performance Media revenue remained flat as reported, and on a constant currency basis, to $1,207.7 million for the nine months ended September 30, 2025, driven by continued strength in travel and classifieds, partially offset by soft retail trends, in particular related to fashion, and lower spend in our media trading marketplace.

Additionally, our $1,403.8 million of revenue for the nine months ended September 30, 2025 was positively impacted by $8.5 million of currency fluctuations, particularly as a result of the appreciation of the Euro, the Japanese Yen, the Brazilian Real, and the Korean Won compared to the U.S. dollar.

Revenue breakdown by region

	Three Months Ended			Nine Months Ended
	September 30, 2025	September 30, 2024	% change	September 30, 2025	September 30, 2024	% change
	(in thousands, except percentages)
Revenue as reported	469,660	458,892	2%	1,403,765	1,380,254	2%
Conversion impact U.S. dollar / other currencies	(9,145)	—		(8,509)	—
Revenue at constant currency	$460,515	$458,892	—%	$1,395,256	$1,380,254	1%
Americas
Revenue as reported	201,978	206,816	(2)%	594,683	617,555	(4)%
Conversion impact U.S. dollar / other currencies	(1,553)	—		3,723	—
Revenue at constant currency	$200,425	$206,816	(3)%	$598,406	$617,555	(3)%
EMEA
Revenue as reported	174,335	161,745	8%	525,151	493,083	7%
Conversion impact U.S. dollar / other currencies	(7,204)	—		(12,538)	—
Revenue at constant currency	$167,131	$161,745	3%	$512,613	$493,083	4%
Asia-Pacific
Revenue as reported	93,347	90,331	3%	283,931	269,616	5%
Conversion impact U.S. dollar / other currencies	(389)	—		306	—
Revenue at constant currency	$92,958	$90,331	3%	$284,237	$269,616	5%

Our revenue in the Americas region decreased (2)%, or (3)% on a constant currency basis, to $200.4 million for the three months ended September 30, 2025 compared to the three months ended September 30, 2024. This primarily reflects continued soft retail trends, partially offset by Retail Media expansion as the platform continues to scale with large retailers and consumer brands.

Our revenue in EMEA increased 8%, or 3% on a constant currency basis, to $167.1 million for the three months ended September 30, 2025 compared to the three months ended September 30, 2024, reflecting continued traction in Retail Media and continued strength in Travel.

Our revenue in the Asia-Pacific region increased 3%, or 3% on a constant currency basis, to $93.0 million for the three months ended September 30, 2025 compared to the three months ended September 30, 2024, reflecting solid Travel and Classified trends in the region.

Our revenue in the Americas region decreased (4)%, or (3)% on a constant currency basis, to $598.4 million for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. This primarily reflects continued soft retail trends, partially offset by solid performance of Retail Media as the platform continues to scale with large retailers and consumer brands.

Our revenue in EMEA increased 7%, or 4% on a constant currency basis, to $512.6 million for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024, reflecting continued traction in Retail Media and continued strength in Travel.

Our revenue in the Asia-Pacific region increased 5%, or 5% on a constant currency basis, to $284.2 million for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024, reflecting solid Travel, Classifieds and Marketplace trends.

Cost of Revenue

	Three Months Ended			Nine Months Ended
	September 30, 2025	September 30, 2024	% change	September 30, 2025	September 30, 2024	% change
	(in thousands, except percentages)
Traffic acquisition costs	181,526	192,789	(6)%	559,190	593,170	(6)%
Other cost of revenue	31,651	34,171	(7)%	92,598	105,084	(12)%
Total cost of revenue	$213,177	$226,960	(6)%	$651,788	$698,254	(7)%
% of revenue	45%	49%		46%	51%
Gross profit %	55%	51%		54%	49%

	Three Months Ended			Nine Months Ended
	September 30, 2025	September 30, 2024	% change	September 30, 2025	September 30, 2024	% change
	(in thousands, except percentages)
Retail Media	849	1,182	(28)%	2,461	2,796	(12)%
Performance Media	180,677	191,607	(6)%	556,729	590,374	(6)%
Traffic Acquisition Costs	$181,526	$192,789	(6)%	$559,190	$593,170	(6)%

Total cost of revenue for the three months ended September 30, 2025 decreased $(13.8) million, or (6)%, compared to the three months ended September 30, 2024. This decrease was primarily the result of a decrease of $(11.3) million, or (6)% (or (8)% on a constant currency basis) in traffic acquisition costs, driven by lower volume.

Traffic acquisition costs in Retail Media decreased by (28)%, or (48)% at constant currency, compared to the three months ended September 30, 2024.

Traffic acquisition costs in Performance Media decreased by (6)%, or (7)% at constant currency, compared to the three months ended September 30, 2024. This was driven by a 9% decrease in the number of impressions we purchased, partially offset by a 3% increase (or 2% at constant currency) in the average cost per thousand impressions ("CPM") for inventory purchased.

The decrease of $(2.5) million, or (7)% in other cost of revenue for the three months ended September 30, 2025 was mainly driven by a decrease in depreciation of servers.

Total cost of revenue for the nine months ended September 30, 2025 decreased $(46.5) million, or (7)%, compared to the nine months ended September 30, 2024. This decrease was the result of a decrease of $(34.0) million, or (6)% (or (6)% on a constant currency basis) in traffic acquisition costs, driven by a lower average price partially offset by an increase in volume, and a decrease of $(12.5) million, or (12)% in other cost of revenue.

Traffic acquisition costs in Retail Media decreased by (12)%, or (20)% at constant currency, compared to the nine months ended September 30, 2024.

Traffic acquisition costs in Performance Media decreased by (6)%, or (6)% at constant currency, compared to the nine months ended September 30, 2024. This was driven by a (11)% decrease (or (11)% at constant currency) in the average CPM for inventory purchased, including lower CPMs for signal-limited environments where Criteo continues to perform, and a 6% increase in the number of impressions we purchased.

The decrease of $(12.5) million or, (12)% in other cost of revenue for the nine months ended September 30, 2025 was mainly driven by a decrease in depreciation of servers and lower hosting costs.

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

The below table provides a reconciliation of Contribution ex-TAC to gross profit:

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024

	(in thousands)
Gross Profit	$256,483	$231,932	$751,977	$682,000
Other Cost of Revenue	31,651	34,171	92,598	105,084
Contribution ex-TAC	$288,134	$266,103	$844,575	$787,084

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
The following table sets forth our revenue and Contribution ex-TAC by segment:

	Three Months Ended			Nine Months Ended
	September 30, 2025	September 30, 2024	% change	September 30, 2025	September 30, 2024	% change

	(amounts in thousands, except percentages)
Revenue
Retail Media	$67,114	$60,765	10%	$187,525	$166,414	13%
Performance Media	402,546	398,127	1%	1,216,240	1,213,840	—%
Total	$469,660	$458,892	2%	$1,403,765	$1,380,254	2%

Contribution ex-TAC
Retail Media	$66,265	$59,583	11%	$185,064	$163,618	13%
Performance Media	221,869	206,520	7%	659,511	623,466	6%
Total	$288,134	$266,103	8%	$844,575	$787,084	7%

Contribution ex-TAC increased $22.0 million, or 8% for the three months ended September 30, 2025 compared to the three months ended September 30, 2024. The increase in Contribution ex-TAC was driven by growth in Retail Media and in Performance Media.

Contribution ex-TAC increased $57.5 million, or 7% for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. The increase in Contribution ex-TAC was driven by growth in Retail Media and in Performance Media.

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

	Three Months Ended			Nine Months Ended
	September 30, 2025	September 30, 2024	% change	September 30, 2025	September 30, 2024	% change
	(amounts in thousands, except percentages)

Gross Profit as reported	$256,483	$231,932	11%	$751,977	$682,000	10%

Other cost of revenue as reported	31,651	34,171	(7)%	92,598	105,084	(12)%

Contribution ex-TAC as reported	288,134	266,103	8%	844,575	787,084	7%
Conversion impact U.S. dollar/other currencies	(5,857)	—		(5,798)	—
Contribution ex-TAC at constant currency	282,277	266,103	6%	838,777	787,084	7%

Traffic acquisition costs as reported	181,526	192,789	(6)%	559,190	593,170	(6)%
Conversion impact U.S. dollar/other currencies	(3,288)	—		(2,711)	—
Traffic Acquisition Costs at constant currency	178,238	192,789	(8)%	556,479	593,170	(6)%

Revenue as reported	469,660	458,892	2%	1,403,765	1,380,254	2%
Conversion impact U.S. dollar/other currencies	(9,145)	—		(8,509)	—
Revenue at constant currency	$460,515	$458,892	—%	$1,395,256	$1,380,254	1%

Research and Development Expenses

	Three Months Ended			Nine Months Ended
	September 30, 2025	September 30, 2024	% change	September 30, 2025	September 30, 2024	% change

	(in thousands, except percentages)
Research and development expenses	$67,678	$85,285	(21)%	$208,037	$211,782	(2)%
% of revenue	14%	19%		15%	15%
Research and development expenses for the three months ended September 30, 2025, decreased $(17.6) million or (21)% compared to the three months ended September 30, 2024. This decrease was mainly due to lower share-based compensation related to the Iponweb acquisition and lower headcount related costs.
Research and development expenses for the nine months ended September 30, 2025, decreased $(3.7) million or (2)% compared to the nine months ended September 30, 2024. This decrease was mainly due to lower share-based compensation related to the Iponweb acquisition, partially offset by higher amortization expense related to the accelerated amortization of internally developed intangible assets, developed in response to third-party cookie deprecation.
Sales and Operations Expenses

	Three Months Ended			Nine Months Ended
	September 30, 2025	September 30, 2024	% change	September 30, 2025	September 30, 2024	% change

	(in thousands, except percentages)
Sales and operations expenses	$86,995	$90,823	(4)%	$284,099	$278,734	2%
% of revenue	19%	20%		20%	20%
Sales and operations expenses for the three months ended September 30, 2025 decreased $(3.8) million or (4)% compared to the three months ended September 30, 2024. This decrease was mainly related to lower share-based compensation expense.
Sales and operations expenses for the nine months ended September 30, 2025 increased $5.4 million or 2% compared to the nine months ended September 30, 2024. This increase was mainly related to headcount related costs due to one-time planned company-wide event and third-party services, partially offset by lower bad debt accrual.
General and Administrative Expenses

	Three Months Ended			Nine Months Ended
	September 30, 2025	September 30, 2024	% change	September 30, 2025	September 30, 2024	% change

	(in thousands, except percentages)
General and administrative expenses	$50,181	$46,222	9%	$129,590	$134,590	(4)%
% of revenue	11%	10%		9%	10%
General and administrative expenses for the three months ended September 30, 2025, increased $4.0 million or 9%, compared to the three months ended September 30, 2024. This increase was mainly related to higher provision for risk and charges.
General and administrative expenses for the nine months ended September 30, 2025, decreased $(5.0) million or (4)%, compared to the nine months ended September 30, 2024. This decrease was mainly related to the change in the earn-out fair value related to the Iponweb acquisition in 2024 and a decrease in third-party services.

Financial and Other Income

	Three Months Ended			Nine Months Ended
	September 30, 2025	September 30, 2024	% change	September 30, 2025	September 30, 2024	% change

	(in thousands, except percentages)
Financial and Other Income (Expense)	$(21)	$(8)	163%	$480	$889	(46)%
% of revenue	0.0%	0.0%		0.0%	0.1%

Financial and Other Income (Expense) for the three months ended September 30, 2025, was flat year-over-year compared to the three months ended September 30, 2024.
Financial and Other Income for the nine months ended September 30, 2025, decreased by $(0.4) million or (46)% compared to the nine months ended September 30, 2024. This decrease was due to higher interest expense, partially offset by the accretion in 2024 of the earn-out liability related to the Iponweb acquisition.
Provision for Income Taxes

	Three Months Ended			Nine Months Ended
	September 30, 2025	September 30, 2024	% change	September 30, 2025	September 30, 2024	% change

	(in thousands, except percentages)
Provision for Income taxes	$11,531	$3,450	234%	$27,723	$15,014	85%
% of revenue	2%	1%		2%	1%

Provision for income tax expense for the three months ended September 30, 2025, increased $8.1 million or 234% compared to the three months ended September 30, 2024. The increase was driven by higher income from operations.
Provision for income tax expense for the nine months ended September 30, 2025, increased $12.7 million or 85% compared to the nine months ended September 30, 2024. The increase was driven by higher income from operations.
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

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
	(in thousands, except percentages)
Net Income	$40,077	$6,144	$103,008	$42,769
Adjustments:
Financial (income) expense	21	8	(131)	(889)
Provision for income taxes	11,531	3,450	27,723	15,014
Equity related compensation	15,071	34,863	52,494	84,032
Pension service costs	205	174	583	518
Depreciation and amortization expense (2)	29,771	25,684	91,228	75,679
Acquisition-related costs	—	1,961	—	1,961
Restructuring, integration and transformation costs	6,904	9,717	9,331	27,026
Other noncash or nonrecurring events (2) (3)	1,500	—	2,372	—
Total net adjustments	65,003	75,857	183,600	203,341
Adjusted EBITDA (1)	$105,080	$82,001	$286,608	$246,110
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
(3) During the third quarter of 2025, the Company agreed to settle with the plaintiffs a legal matter for $7.0 million, subject to court approval, with one of the co-defendants agreeing to indemnify the Company for $5.5 million. Based on these agreements, the Company recorded a net probable loss of $1.5 million as of September 30, 2025.

The following table presents our Net Income and Adjusted EBITDA on a comparative basis:

	Three Months Ended			Nine Months Ended
	September 30, 2025	September 30, 2024	% change	September 30, 2025	September 30, 2024	% change

	(in thousands, except percentages)
Net Income	$40,077	$6,144	552%	$103,008	$42,769	141%
Adjusted EBITDA	$105,080	$82,001	28%	$286,608	$246,110	16%
Net income increased $33.9 million, or 552%, for the three months ended September 30, 2025 compared to the three months ended September 30, 2024, and adjusted EBITDA increased $23.1 million, or 28%, for the three months ended September 30, 2025 compared to the three months ended September 30, 2024. The increase in net income and adjusted EBITDA was primarily due to an decrease in operating expenses and higher gross profit.
Net income increased $60.2 million, or 141%, for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024, and adjusted EBITDA increased $40.5 million, or 16%, for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. The increase in net income and adjusted EBITDA was primarily due to higher gross profit.

Liquidity and Capital Resources
Our cash and cash equivalents, and restricted cash at September 30, 2025 were held for working capital and general corporate purposes, which could include acquisitions, and amounted to $255.3 million as of September 30, 2025. The $(35.6) million decrease in cash and cash equivalents, and restricted cash compared to December 31, 2024, primarily resulted from a decrease of $(114.4) million in cash used for financing activities, a decrease of $(69.1) million in cash used for investing activities, partially offset by an increase of $150.5 million in cash provided by operating activities over the period. Our policy is to invest any cash in excess of our immediate requirements in investments designed to preserve the principal balance and provide liquidity. Accordingly, our cash and cash equivalents are invested primarily in demand deposit accounts that are currently providing only a minimal return.
As disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, on September 27, 2022, the Company entered into a new five year Revolving Credit Facility (as amended, the "RCF") that allows immediate access to an additional €407.0 million ($477.9 million) of liquidity, which, combined with our cash position, marketable securities and treasury shares as of September 30, 2025, provides total liquidity above $810.5 million. Overall, we believe that our current financial liquidity, combined with our expected cash-flow generation in 2025, enables financial flexibility.
Share buy-back programs
For the nine months ended September 30, 2025, we have repurchased $115.4 million of shares. In 2024, we completed an additional $224.6 million share repurchase, and in 2023, we completed $125.0 million share repurchase.
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
Operating and Capital Expenditure Requirements
For the nine months ended September 30, 2025 and 2024, our net capital expenditures were $(74.2) million and $(53.2) million, respectively, primarily related to the acquisition of data center and server equipment, and capitalized software development costs. We expect our capital expenditures to remain at, or slightly above, 5% of revenue for 2025, as we plan to continue to build, reshape and maintain additional data center equipment capacity in all regions and we keep investing in our Commerce Media Platform.
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
Historical Cash Flows
The following table sets forth our cash flows for the nine months ended September 30, 2025 and September 30, 2024:

	Nine Months Ended
	September 30, 2025	September 30, 2024

	(in thousands)
Cash provided by operating activities	$150,544	$88,707
Cash used in investing activities	$(69,123)	$(58,966)
Cash used in financing activities	$(114,381)	$(154,355)
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
For the nine months ended September 30, 2025, net cash provided by operating activities was 150.5 million, mostly consisted of net income adjusted for certain noncash and nonoperating items, such as amortization and provision expense of $97.1 million, and equity awards compensation expense of $52.0 million, partially offset by $(66.1) million of changes in working capital. The increase in cash flows from operating activities during the nine months ended September 30, 2025, compared to the same period in 2024, was mainly due to higher net income and improved working capital partially offset by income taxes paid.
Investing Activities
For the nine months ended September 30, 2025, net cash used for investing activities was 69.1 million, primarily driven by capitalized software development costs and the acquisition of data center and server equipment.
Cash used for investing activities increased during the nine months ended September 30, 2025, compared to the same period in 2024, due to higher software development costs.
Financing Activities
For the nine months ended September 30, 2025, net cash used for financing activities was 114.4 million, due to the repurchasing of shares of 115.4 million. The decrease in cash used for financing activities during the nine months ended September 30, 2025, compared to the same period in 2024, was mostly due to a decrease in the amount of shares repurchased.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market Risk
We are mainly exposed to foreign currency exchange rate fluctuations. There have been no material changes to our exposure to market risk during the nine months ended September 30, 2025.

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
A hypothetical 10% increase or decrease of the Pound Sterling, the Euro, the Japanese yen or the Brazilian real against the U.S. dollar would have impacted the Condensed Consolidated Statements of Income as follows:

	Nine Months Ended
	September 30, 2025		September 30, 2024

	(in thousands)
GBP/USD	+10%	-10%	+10%	-10%
Net income (loss) impact	$383	$(383)	$383	$(383)

	Nine Months Ended
	September 30, 2025		September 30, 2024

	(in thousands)
BRL/USD	+10%	-10%	+10%	-10%
Net income (loss) impact	$87	$(87)	$217	$(217)

	Nine Months Ended
	September 30, 2025		September 30, 2024

	(in thousands)
JPY/USD	+10%	-10%	+10%	-10%
Net income (loss) impact	$7,826	$(7,826)	$2,966	$(2,966)

	Nine Months Ended
	September 30, 2025		September 30, 2024

	(in thousands)
EUR/USD	+10%	-10%	+10%	-10%
Net income (loss) impact	$4,988	$(4,988)	$1,959	$(1,959)

Credit Risk and Trade Receivables
For a description of our trade receivables, please see "Note 4. Trade Receivables" in the Notes to the Unaudited Condensed Consolidated Financial Statements.

Item 4. Controls and Procedures
Disclosure Controls and Procedures
Based on their evaluation as of September 30, 2025, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective to provide reasonable assurance that (i) the information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and (ii) such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
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
Item 1.    Legal Proceedings
For a discussion of our legal proceedings, refer to Note 14. Commitments and contingencies.
Item 1A. Risk Factors
You should carefully consider the risks described under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024 and in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2025. These risks and uncertainties are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, also may become important factors that affect us. If any such risks materialize, our business, financial condition and results of operations could be materially harmed and the trading price of our American Depositary Shares could decline. These risks are not exclusive and additional risks and uncertainties that we are unaware of, or that we currently believe are not material, also may become important factors that affect us. There have been no material changes to the Risk Factors described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 and in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities by the issuer and Affiliated Purchasers
The following table provides certain information with respect to our purchases of our ADSs during the last fiscal quarter of 2025:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs(1)
July 1 to 31, 2025	—	$—	—	$114,707,619
August 1 to 31, 2025	389,272	$24.13	389,272	$105,309,167
September 1 to 30, 2025	66,416	$23.31	66,416	$103,760,379
Total	455,688		455,688
(1) On January 31, 2025, the Board of Directors authorized an increase of the previously authorized share repurchase program from up to $630.0 million to up to $805.0 million of the Company’s outstanding American Depositary Shares.
(2) Weighted average price paid per share excludes any broker commissions paid.
Item 5. Other Information
Trading Plans
During the three months ended September 30, 2025, no directors or Section 16 officers of the Company adopted or terminated any Rule 10b5-1 trading arrangement or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408 of Regulation S-K.

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

CRITEO S.A.
(Registrant)

	By:	/s/ Sarah Glickman
Date: October 29, 2025	Name:	Sarah Glickman
	Title:	Chief Financial Officer
(Principal financial officer and duly authorized signatory)