Form 10-K
period 2025-12-31
Criteo S.A.
filed 2026-02-26
CIK 1576427

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2025
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
          The aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2025, the last business day of the registrant's most recently completed second fiscal quarter, was $1,254 million, based on the closing price of the American Depositary Shares as reported by the Nasdaq Global Select Market on such date. Ordinary shares, nominal value €0.025 per share, held by each officer and director and by each person who owns or may be deemed to own 10% or more of the outstanding ordinary shares have been excluded since such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
          As of February 19, 2026, the registrant had 49,859,086 ordinary shares, nominal value €0.025 per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates certain information by reference from the registrant’s proxy statement for the 2026 Annual
Meeting of Shareholders. Such proxy statement will be filed no later than 120 days after the close of the registrant’s fiscal year ended December 31, 2025.
CRITEO S.A.
ANNUAL REPORT ON FORM 10-K
For The Fiscal Year Ended December 31, 2025

General
Except where the context otherwise requires, all references in this Annual Report on Form 10-K ("Form 10-K") to the
"Company," "Criteo," "we," "us," "our" or similar words or phrases are to Criteo S.A. and its subsidiaries, taken together. In this Form 10-K, references to "$" and "US$" are to United States dollars. Our audited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP.
Unless otherwise indicated, the statistical and financial data contained in this Form 10-K are presented as of December 31,
2025.
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
Risks Related to Our Business and Industry
•If we fail to innovate, enhance our brand, adapt and respond effectively to rapidly changing technology, our offerings may become less competitive or obsolete. Our investments in new solutions and technologies to address new marketing goals for our clients are inherently risky and may not be successful.
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
•Our international operations and expansion expose us to several risks.
•Our ability to generate revenue depends on our collection of significant amounts of data from various sources, which may be restricted by consumer choice, clients, publishers and retail partners, browsers or other software, changes in technology, and new developments in laws, regulations and industry standards.
•We derive a significant portion of our revenue from companies in the retail, travel and marketplaces industries, and any downturn in these industries or any changes in regulations affecting these industries could harm our business.
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
•Our future success will depend in part on our ability to expand into new industry verticals and continue to build on existing verticals.
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
Risks Related to Data Privacy, Intellectual Property and Cybersecurity
•Our business involves the use, transmission and storage of personal data and confidential information, and the failure to properly safeguard such information could result in significant reputational harm and monetary damages.
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
General Risk Factors
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
Risks Related to the Conversion
•We expect to incur additional costs in connection with the Conversion and management attention may be diverted to complete the Conversion, and our business may otherwise be impacted by disruptions or uncertainty associated with the
Conversion.
•Legislative, regulatory, administrative, shareholder or third party action in connection with or as a result of the
Conversion, or changes to or implementation of laws, rules, regulations or policies or the interpretations thereof, could materially delay or prevent the Conversion, eliminate or reduce some or all of the anticipated benefits of the Conversion or otherwise materially and adversely affect our business, results of operations and financial condition.
•The Conversion is conditional, and the conditions may not be satisfied, or we may choose to abandon or delay the
Conversion.
•Following the completion of the Conversion, we may be delayed in or fail to complete a subsequent transfer of our domicile from Luxembourg to the United States.
•The market for our shares may fluctuate as a result of the Conversion.
•Our tax position could be adversely impacted by changes in tax laws in various jurisdictions.
•Lux Criteo may be or may become a PFIC, which could result in adverse U.S. federal income tax consequences to U.S.
Holders of Lux Criteo ordinary shares.
•After the Conversion, if we declare and pay dividends, dividends you receive will generally be subject to Luxembourg dividend withholding tax.
•The Conversion may not allow us to maintain a competitive worldwide effective corporate tax rate.
•We will be subject to various Luxembourg taxes as a result of the Conversion.
•There could be adverse tax and other consequences if we fail to maintain sufficient presence in Luxembourg.
•Certain of your rights as a shareholder will change as a result of the Conversion.
•As a Luxembourg company following the Conversion, we face legal requirements and limitations on company governance and actions which may negatively impact our ability to manage the company and respond to market conditions.
•The Lux Articles will contain a provision enabling an acquiring person or group of persons acting in concert to require the sale of all remaining shares of Lux Criteo following an offer for the acquisition of all shares in the Company subject to meeting certain criteria.
•Our ability to pay dividends will be restricted under Luxembourg law following the Conversion.
•Our shareholders may face more challenges in protecting their interests compared to shareholders of a U.S. corporation, which could adversely impact the trading of our ordinary shares and our ability to pursue equity financings.
•Holders of ordinary shares of Lux Criteo may not be able to exercise preferential subscription rights and may suffer dilution of their shareholding in the event of future share issuances.
•Investors may have difficulty enforcing civil liabilities against us or any of our directors, officers or other employees.
•The Lux Articles will contain an exclusive forum provision that could limit a shareholder’s ability to bring a claim in a judicial forum that the shareholder believes is favorable for such disputes and may discourage lawsuits against us or any of our directors, officers or other employees.
•Luxembourg insolvency laws may offer our shareholders less protection than they would have under U.S. insolvency laws.

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
On October 29, 2025, the Company announced its intention to pursue a transfer of its legal domicile from France to
Luxembourg via a cross-border conversion (the "Conversion") and replace its American Depositary Shares ("ADSs")
structure with ordinary shares to be directly listed on Nasdaq. The Conversion requires a shareholder vote for approval, which will be conducted through a general meeting of the Company’s shareholders on February 27, 2026. If shareholder approval is obtained, and the other conditions are satisfied or waived, the Conversion is expected to be completed in the third quarter of 2026. Following the Conversion, Criteo intends to pursue a subsequent transfer of its domicile from
Luxembourg to the United States, subject to the Company's Board of Directors' (the "Board") determination that such action is in the best interests of the Company and its shareholders.
Business Overview
Criteo connects the global commerce ecosystem for brands, agencies, retailers, and media owners to drive measurable business outcomes. Powered by Artificial intelligence ("AI") and informed by $1 trillion in annual commerce transactions, our technology enables discovery, engagement, and conversion across the shopper journey. We reach shoppers wherever they are with personalized advertising and deliver the outcomes that matter most to brands.
All of this is powered by our unique commerce data foundation and AI-driven performance engine that increasingly acts as an orchestration platform and decisioning layer across the ecosystem, operating at global scale.
We deliver value to marketers and media owners through our Commerce Intelligence Platform, which combines scalable commerce data, broad media access, and predictive AI to reach and engage shoppers in real time with highly relevant ads.
In 2025, we powered over $39 billion in commerce outcomes, activated more than $4.3 billion of media spend, and delivered 2 trillion targeted ads across the open internet and retailer ecosystems.
Our platform serves approximately 17,000 clients, including leading global brands, retailers, and media owners. In
Performance Media, we help them capture user activity on their websites and mobile apps, referred to as digital properties, and translate that intent data into actionable insights. This enables our clients to deliver high-performing campaigns across all stages of the marketing funnel, from discovery to conversion. In Retail Media, we help brands reach consumers near the digital point of sale on retailer and marketplace sites, while enabling retailers to monetize their audiences and inventory.
Each of the last three years, our average client retention rate remained approximately 90%, demonstrating the durability of our platform and relationships.
Criteo’s competitive advantage lies in three core assets:
1.Actionable Commerce Data: We curate one of the largest commerce data sets in the world, normalizing and mapping over 5 billion SKUs to brands, merchants, and transactions. This gives us unique insight into people–
product relationships and purchase intent across categories and channels.
2.Extensive, Cross-Channel Media Access: We reach approximately 740 million daily active users through direct integrations with thousands of media owner partners, and more than 3 billion daily active users through social media networks, enabling advertisers to engage shoppers at scale while maintaining the highest standards of consumer privacy.
3.Proprietary Predictive AI: With over two decades of AI innovation, our models continuously learn from billions of shopping interactions, including product views, clicks, shopping carts and transactions, optimizing campaigns in real time to deliver superior outcomes for our clients.

Every day, our algorithms analyze vast amounts of commerce data to predict intent, personalize ad creatives, and optimize bids, all in compliance with global privacy standards such as the General Data Protection Regulation (“GDPR”) and
California Consumer Privacy Act of 2018 (the “CCPA”). This continuous learning loop improves performance and strengthens our platform’s intelligence over time.
Criteo operates at the intersection of commerce, media, and technology, uniquely positioned to capture the next wave of growth in digital advertising. As consumer journeys expand across retail media, the open web, social, connected television
("CTV"), and emerging AI-driven experiences, our platform enables advertisers to reach audiences wherever they shop, and to do so with precision, scale, and trust.
Industry Trends
Criteo operates at the center of profound shifts in the digital advertising and commerce ecosystems. Consumer attention continues to fragment across devices, channels and emerging AI-driven environments, creating both complexity for marketers and opportunity for Criteo. Our goal is to engage consumers wherever they are in their shopping journeys and to help brands, agencies and retailers deliver measurable outcomes across retail media, the open internet, mobile, social platforms, online video and CTV.
Several secular trends continue to shape our industry and inform our strategy.
Ecommerce growth and digital transformation
Global ecommerce continues to expand rapidly. According to eMarketer, retail ecommerce penetration is expected to reach
23% in 2027, up from 20% in 2024. This sustained growth is creating more advertising inventory in digital commerce environments and driving continued shifts in marketing budgets toward measurable, data-driven channels. Today approximately 75% of retail media ad spend in the U.S. is concentrated on Amazon, which accounts for roughly one third of ecommerce gross merchandise value. As more brands diversify their media investments beyond Amazon, the opportunity for independent retail media networks continues to grow.
Budgets shifting to Retail Media
Retail Media remains one of the fastest growing segments in digital advertising. Brands are reallocating budgets from traditional shopper marketing, trade marketing and upper-funnel media toward retail media because of its proximity to the point of sale and its closed-loop measurement capabilities. Retail media networks are also benefiting from share shifts within digital budgets as advertisers move spend from search and social platforms to channels with higher performance and transparency.
Connected television and performance advertising
CTV has become the second fastest growing advertising channel after retail media. As audiences migrate from linear TV to streaming, marketers increasingly demand measurable, performance-oriented solutions for CTV that can be optimized like digital media. The ability to leverage commerce data to reach qualified audiences and measure campaign impact positions
Criteo to capture this next wave of performance-driven CTV advertising.
Agentic AI and the evolution of shopping
Agentic AI is emerging as a natural extension of how consumers discover and choose products online. AI-powered assistants and shopping agents are beginning to guide people through product discovery and decision-making in more personalized and efficient ways. Scaled and differentiated commerce data will be essential in this environment, allowing AI systems to surface relevant products and recommendations in real time. Criteo’s combination of deep commerce data, proprietary AI infrastructure and real-time activation capabilities positions us to support advertising that integrates naturally into these evolving consumer experiences.
1 Source: McKinsey, Magna Global, eMarketer, GroupM

Addressable Market
Criteo’s addressable market continues to expand as our platform reaches more channels and touchpoints across the shopper journey. Our Commerce Intelligence Platform enables advertisers to engage consumers wherever they are across retail media, the open internet, mobile, social, online video and CTV, unlocking a broader share of global advertising budgets. As commerce becomes increasingly distributed and measurable, we are positioned at the center of this shift, connecting brands, retailers and media owners through data, AI and scaled activation.
In Retail Media, excluding Amazon and China, our Serviceable Available Market ("SAM") is expected to reach approximately $42 billion in advertising spend by 2026 and $50 billion by 2027, reflecting a compound annual growth rate of about 20%. Including Amazon and China, the Total Addressable Market ("TAM") is projected to reach approximately
$204 billion by 2027.1 As more retailers scale their media networks and brands increase investment in on-site and off-site retail media, Criteo’s global reach and integrations position us well to capture this expanding share of spend.
In Performance Media, advertisers continue to prioritize measurable outcomes across the full marketing funnel, reallocating spend from traditional and walled-garden environments towards solutions that combine precision targeting, automation and closed-loop measurement. We estimate that our SAM in performance media will reach approximately $143 billion by 2026 across addressable channels.
Our platform continues to expand across additional channels, including social, CTV and emerging agentic AI environments, which represent newer areas of growth for Criteo. By applying our commerce data and AI capabilities across these environments, we maintain consistent performance throughout the consumer journey. This broader channel reach naturally expands our TAM and reinforces Criteo’s ability to capture a growing share of global digital advertising spend.
Criteo's Commerce Intelligence Platform
Over the past several years, Criteo has been transforming from a single-channel, managed-service point solution in performance marketing into a full-funnel, cross-channel, self-service commerce AI platform.
We offer marketers, agencies, retailers and media owners a unified platform for first-party data activation and monetization.
The platform provides a holistic suite of solutions powered by advanced AI and activates one of the world’s largest sets of commerce data to predict outcomes and deliver targeted advertising throughout the buyer journey, from discovery to purchase. Criteo’s data advantage lies in the scale, granularity and normalization of its commerce data, which enables precise audience targeting and measurable performance.
Our technology is designed to drive trusted and impactful business results efficiently and at scale for advertisers, retailers and media owners. These outcomes include driving discovery of our clients’ brands, products and points of purchase, enabling effective customer acquisition and engagement within their commerce environments, increasing the volume of product sales and strengthening post-sale loyalty and lifetime value.
For media owners and retailers, our platform also enhances monetization by driving incremental advertising revenue and yield through the activation of their data and audiences with consumer brands, both directly and via indirect demand partners.
Our Demand-Side Solutions
For advertisers and agencies, we deliver outcome-based advertising across the full funnel:
•Commerce Max is our suite of retail media demand-side tools that allow brands, agencies and retailers to plan and buy media across retailer and open internet inventory with closed-loop, product-level measurement and return-
on-ad-spend optimization.
•Commerce Growth helps direct-to-consumer brands and agencies drive discovery, acquisition and retention through full-funnel audience targeting powered by Criteo’s commerce data and AI modeling.
•GO is our self-service, AI-driven solution that automates campaign creation and optimization, enabling advertisers to launch outcome-based, full-funnel, cross-channel campaigns quickly and efficiently while maintaining performance standards.

Our Supply-Side Solutions
For media owners, we enable the enrichment and activation of first-party data and inventory.
•Commerce Yield provides monetization solutions that help retailers and marketplaces maximize the value of their digital assets through inventory and data management, packaging, and in-depth insights.
•Commerce Grid is a commerce-focused Supply Side Platform ("SSP") for media owner data and inventory monetization. It powers Commerce Growth, enables access to commerce and retailer audiences with full Demand
Side Platform ("DSP") interoperability and provides a programmatic path to retail media at scale.
Synergies across our platform drive greater scale, flexibility and value for our partners.
Our Segments
We report results across two operating and reportable segments: Performance Media and Retail Media.
Performance Media encompasses commerce activation, monetization and services that enable advertisers to reach and convert consumers across channels. Performance Media helps brands and agencies achieve measurable results across the full funnel, from discovery to conversion and retention, using outcome-based advertising powered by our AI-driven
Commerce Growth (managed-service) and GO (self-service) solutions.
Performance Media supports a wide range of business objectives, including:
•Driving brand and product discovery and new customer acquisition by targeting commerce audiences with high purchase intent;
•Attracting qualified traffic to client points of purchase across the open internet, mobile and CTV;
•Increasing conversion and sales through personalized ads informed by commerce data; and
•Strengthening customer loyalty by re-engaging existing shoppers with relevant product recommendations.
We are focused on the following strategic priorities that are expected to reaccelerate growth:
•Cross-channel expansion: Our goal is to meet consumers wherever they are, with social and CTV as key priorities to deliver measurable outcomes. This diversification broadens our addressable market and unlocks new sources of spend.
•Full-funnel capabilities: Commerce Audiences already enable precise targeting for acquisition and retention.
Expanding these solutions to include discovery audiences allows us to capture a larger share of advertising budgets and deliver performance across the entire marketing funnel.
•Self-service scale: GO provides advertisers with tools to automate and optimize campaigns efficiently, driving sustainable scale among small and mid-sized clients while reducing our cost to serve and supporting partnership-
driven demand, including through our Shopify integration.
The rise of agentic AI is a natural extension of our strategy. Intelligent assistants are starting to guide people through their shopping journeys, helping them discover, compare, and choose products in new ways. We see this as another channel where brands will want to engage, because every major shift in digital has created more fragmentation.
Our technology enables advertisers to manage cross-channel campaigns through a unified self-service interface, with full visibility into performance and return on ad spend. For larger clients, we also offer managed-service options that provide advanced analytics, insights and strategic guidance.
Performance Media operates primarily on a cost-per-thousand-impressions ("CPM") basis, purchasing inventory programmatically through direct publisher relationships and real-time bidding exchanges. This model allows us to optimize ad delivery in real time while maintaining flexibility and scale across our global media network.
2 Source: eMarketer

Retail Media enables retailers to generate high-margin advertising revenue from brands and agencies while helping those same advertisers drive product sales on retailer sites. Retail Media connects brands to shoppers at the digital point of sale through personalized ads that appear on retailer websites (on-site) and across the open internet (off-site).
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
Retailers use our self-service technology to manage and monetize their audiences, traffic and ad inventory, while brands and agencies use our demand tools to plan, activate and measure campaigns with closed-loop attribution. We typically charge retailers a negotiated SSP fee and sometimes a technology fee, while brands pay us a negotiated DSP fee.
Our retail media ecosystem continues to grow through strategic partnerships and integrations that expand access to demand. Partnerships with Google, Microsoft and Mirakl extend our reach to new advertisers and budget pools, while our
API partner program enables agencies and brands to access Criteo’s technology directly within the buying platforms they already use.
For additional information regarding our segments, refer to Note 3, Segment information, in the Consolidated Financial
Statements in this Form 10-K.
Our Competitive Strengths
Commerce Data Assets
Our data assets include privacy-safe insights derived from our clients' proprietary commerce data about their own consumers, such as transaction activity on their digital properties, giving us exposure to approximately $1 trillion in online sales on a combined basis in 2025, representing approximately a third of the global retail ecommerce sales excluding
China2, or $2.9 billion worth of transactions per day on average.
Through direct integration with our clients' digital properties and back-end systems, we obtain large volumes of consented first-party data, expressed consumer shopping intent and engagement, and transactional data at individual product or service levels, which do not rely on cross-site tracking technologies. The information we collect is anonymized and does not enable us to personally identify any individual consumer.
Our high quality and scaled first-party data assets help fuel the accuracy of our algorithms, which improve with the increasing quantity and quality of the data we obtain from our marketer and media owner customers and partners, as well as insights gained through our own extensive operational history.
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
Most of our clients typically provide real-time access to the products or services a visitor has viewed, researched, added to their shopping cart, or bought from them, and continuously receive updated information on over 5 billion products or services across 3,700 product categories, including pricing, images and descriptions. Many of our clients also provide us with their customers' purchase history data in formats that preserve privacy.
We have built one of the world's largest and most open data sets focused on shoppers and their commerce activity across retailers and brands, and their activity on media owners’ properties.
We prioritize openness by facilitating a reciprocal data exchange with our marketer and media owner clients. All contributing parties benefit from the shared dataset through our platform, enhancing their advertising optimization.
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
AI at Scale
AI is central to our ability to deliver measurable outcomes. It is also key to driving operational efficiency across our business.
The Criteo AI Lab was established in 2018 and is pioneering AI innovation with engineers, researchers and data scientists who closely collaborate to deploy AI at scale through the Criteo AI Engine, and advance new AI technologies. The Criteo AI
Lab is recognized as a center of scientific excellence for its research on Deep Learning, Generative AI, Game theory AI,
Information Retrieval and Privacy Preserving Machine Learning.
The Criteo AI Engine is our proprietary AI infrastructure that leverages Criteo's data, with the goal of maximizing consumer engagement to drive impactful business outcomes for clients through the delivery of highly relevant and personalized ads in real time. A combination of diverse machine learning models, encompassing deep learning models, among which Generative AI models powering the Criteo AI Engine to optimize each and every touch point on the advertising journey, all the way from media planning to shopper conversion.
Our Model Context Protocol ("MCP") server provides the infrastructure for agentic commerce, demonstrating the flexibility of our platform in new AI-driven workflows. MCP serves as a foundation for delivering product and shopper information to AI agents in a real-time, structured and controlled way. It ensures continuously updated data with accurate pricing and availability, optimized for inference precision, and accessible only to authorized partners under clearly defined terms.
Our AI agents enable brands to generate audiences, set up and manage campaigns and surface insights instantly, reducing friction across data workflows from natural language. For example, our audience agent is a conversational tool to help marketers explore, build and refine audiences that match their campaign goals, budget, and ideal customer profiles.
Our Commerce Foundation Model is a large deep learning multimodal model designed to enhance all our specialized AI models, including recommendation, bidding, keyword search and product categorization. Trained on Criteo’s extensive commerce data across products, user timelines and contexts, the model will generate holistic embeddings that improve prediction accuracy, training efficiency and scalability across use cases. This initiative positions Criteo at the forefront of commerce intelligence, enabling faster model iteration, reduced training costs and improved performance across solutions.

Recommendation models build on top of our award winning Deep KNN (Deep K-Nearest Neighbour) technology, to determine the specific products or services to include in the ad, based on shopper or shopper lookalikes past interactions and media content. Deep KNN is Criteo's proprietary Vector Database technology that processes billions of products from our client product feeds.
Dynamic Creative Optimization+ (DCO+) models optimize banners layout in real time, on a per impression, per user basis. Our patented DCO+ technology offers unlimited personalization, generates and scores trillions of different ad variations without the need to define ad sizes or layouts upfront, while always maintaining the consistency of our clients'
brand image. We work to build the next generation of DCO by blending our proprietary models with Generative AI models in order to create exceptional advertising experiences for our clients’ consumers. Within our platform, Generative AI also powers automation of creative editing in Criteo GO, enhancing productivity and enabling greater creativity.
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
Sponsored Product placement models combine recommendation and predictive bidding algorithms to determine which sponsored products to show on our Retail Media client search result pages, in response to a user’s search queries. As those queries become multimodal, we are improving our sponsored product placement relevancy models accordingly, enabling them to take as input plain sentences or images. Those major modelling advances are anticipated to unlock a range of opportunities for marketers, who will be able to reach their consumers more broadly, including offline and online conversational touchpoints (e.g., chatbots).
Our robust infrastructure continued to advance in 2025, combining scale, efficiency, and innovation to power our growing
AI-driven ecosystem. As of December 31, 2025, our 11 data centers operated 27,793 servers equipped with nearly 1 million CPU cores, more than 9 million GPU cores, and over 6.8 million GiB of memory. This evolution reflects a shift towards more powerful and efficient architectures, enabling us to deliver greater computational performance with fewer machines. This transformation strengthens our ability to support increasingly sophisticated AI models while maintaining a leaner and more sustainable infrastructure footprint. By investing in high-density GPU servers and next-generation hardware, we continue to expand the scale, speed, and capability of our platforms-ensuring our systems remain ready to power the next wave of AI innovation.
Our Experimentation platform enables our Research & Development team to continuously tune our Criteo AI Engine via experimentation and A/B tests. For example, in 2025, we performed about 2,449 online A/B tests and over 100,000 offline experiments and tests. We use an online/offline testing platform to improve the capabilities and effectiveness of our prediction models by measuring the correlation of specific parameters with user engagement, usually measured by consumer visits, clicks and conversions, typically in the form of sales.
Media Supply
We provide our marketer clients with extensive real-time access to advertising placements through direct relationships with thousands of media owner partners, as well as selective supply side partnerships. We define inventory as the combination of desktop web, mobile web, mobile in-app display, social, online video, CTV, and ad inventory on major retail ecommerce properties, including shoppable videos, standard banners, native and sponsored product formats.
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
Privacy-by-Design Approach
We have long established and adopted Privacy-by-design as a central element of our technology and product design and development cycles, with a strong commitment to ensuring best practices in privacy, security and safety for consumers and our marketer and media owner customers. Since 2013, we have had a designated Data Privacy Officer along with a team of privacy experts. These experts are part of our R&D and Product organizations and consider all facets of user privacy for the design of any new technology, solution or feature of the Commerce Intelligence Platform. They also perform ongoing
Privacy Impact Assessments to monitor potential risks during the product lifecycle and proactively mitigate those risks.
Retail Media
Our Retail Media value proposition is unique in the market today as we bring global scale, flexible technology, and deep connections to brand and agency demand. Our offering enables brands and agencies to reach valuable audiences on retailer sites through on-site sponsored, auction-based display and shoppable video ads, while extending those audiences off-site across the open internet with unified reporting and closed-loop measurement, including product-level sales attribution. We provide a common platform for brands, agencies and retailers to buy and sell retail media at scale, benefiting from network effects unique to our multi-retailer ecosystem. Unlike competitors supporting siloed retailer walled gardens, Criteo connects multiple retailers and brands within one interoperable platform, allowing both sides to access greater demand, inventory and budget opportunities. Our deep technical integrations with retailers make us an essential part of their digital monetization strategies, enabling preferred or exclusive inventory access for brands and agencies and delivering a superior shopping experience for consumers.
Our Retail Media vision is driven by a powerful flywheel: as more retailers join the platform, they attract greater brand demand, which in turn brings additional retailers seeking access to that demand. Brands leverage retailers’ unique first-
party data to reach high-intent audiences and drive measurable product sales, while gaining insights into shopper behavior and ad performance. This dynamic creates compounding value for all participants—boosting retailer revenue, improving ad effectiveness for brands and enhancing the overall shopper experience.
Superior Insights and Measurement
We believe we have superior capabilities for Commerce Insights and measurement. Our MRC-accredited technology provides our clients with the unique ability to measure against product sales at the product SKU level. For example, our commerce insights can bring together organic shopping data with paid media metrics for brands.
Scaled Global Presence
We do business in 110 countries and have a direct operating presence through 26 offices in 19 countries. We have achieved this global presence by replicating and scaling our effective business model across all geographic markets. Large businesses are increasingly seeking global advertising partners able to provide comprehensive offerings that are effective across multiple geographies. We believe we can meet this demand by leveraging our scalable AI technology and global network of relationships and are well positioned to serve our clients in virtually every market in which they seek to drive trusted, impactful and measurable business results and commerce outcomes.
Robust Financial Model
Our profitable and cash-generative financial model enables us to invest in growth while maintaining strong profitability. We manage expenses with discipline and continue to expand operating leverage through the scaling of self-service solutions and ongoing process optimization.

Our Business & Growth Opportunities
We have positioned the Company at the forefront of industry transformation, and our priority is to drive sustainable and profitable growth for our business. This involves investing in the fast-growing ecommerce space and broadening our value proposition to cover all marketing goals as part of our Commerce Intelligence Platform, driving measurable business outcomes to our marketer and media owner clients.
We are further expanding our growing retailer client base, becoming a platform of choice for agencies and brands and reinforcing our performance advantage.
Our partner ecosystem is a critical part of Criteo’s moat and the unique value we provide to clients.
•Retail Media – We continue to unlock and broaden access to demand across our ecosystem. In 2025, Criteo became Google’s first onsite Retail Media partner, marking a significant milestone in expanding advertiser reach.
We operate the world’s largest independent Retail Media API program, connecting with 14 leading buying partners and integrating with major order management systems. In addition, our partnership with Mirakl Ads extends our capabilities to third-party sellers and mid-to-long-tail advertisers, enabling them to participate efficiently in retail media and access new sources of demand beyond traditional sales and media channels.
•Performance Media
▪Shopify Integration Criteo has an integration with Shopify through a marketing application that enables eligible merchants to activate advertising campaigns using Criteo’s performance platform. This integration supports the Company’s small and medium-sized business acquisition efforts and provides access to a broader ecosystem of commerce merchants.
▪Measurement Initiatives Criteo continues to advance its measurement capabilities to enhance transparency and performance insights for advertisers. These efforts include continued development of incrementality measurement solutions and evaluation of complementary third-party partners to help advertisers assess the impact of their media investments.
▪Waymark Partnership Criteo has partnered with Waymark to provide AI-generated video ads for clients that do not have existing video assets. This partnership is intended to reduce creative production barriers and support broader adoption of video formats across Criteo’s client base, enabling cross-channel campaign expansion.
•Resellers - Criteo operates through reseller partners in select markets across Latin America, Eastern Europe,
Africa, Turkey, India, and Southeast Asia, extending the Company’s reach in regions where it does not have a direct presence. Partner-managed markets delivered solid performance in 2025, growing revenue approximately
14% year-over-year. Additionally, approximately 20% of eligible advertisers in reseller-managed markets have migrated to Criteo’s GO platform, reflecting early but meaningful adoption of the Company’s self-service technology.
•1P Data - We have nearly 40 data platform and customer engagement platform partnerships enabling the activation of first-party audiences across Performance Media and Retail Media.
We continue to have an active M&A pipeline, with a critical assessment on technologies and businesses that have the potential to accelerate our strategy by enhancing, complementing or expanding our strategic capabilities, primarily through technology and broadening our commerce intelligence capabilities across all channels.
Key criteria for acquisitions include demonstrated revenue growth, ability to create synergies with our existing platform or customers, and ease of integration. We believe our entrepreneurial culture, growth opportunities, global scale, financial profile, strong brand and market position enable us to be an attractive acquirer.
We plan to continue investing in business growth while improving productivity and efficiency through organizational simplification and operational excellence, all while maintaining strong profitability. These initiatives are designed to drive long-term, sustainable growth for Criteo. By increasing automation, scaling operations and leveraging advanced technology to streamline processes, we aim to strengthen execution and enhance overall efficiency.

Infrastructure
Our ability to execute depends on our highly sophisticated global technology software and hardware infrastructure. As of
December 31, 2025, we manage our global infrastructure of servers through a global network of data centers.
Our global infrastructure is divided into three geographic areas: Americas, Asia-Pacific and EMEA, and our services are delivered through one or more data centers that support each particular area. Within large areas, the data centers are strategically placed to be close to our clients, publishers and users.
This provides the benefit of minimizing the impact of network latency within a particular geographic area, especially for time-constrained services such as Real-Time Bidding.
In addition, we replicate data across multiple data centers in a given area to maximize availability and performance. We also generally seek to distribute workload across multiple locations to avoid overloads in our systems and increase reliability through redundancy. In addition, we consider sustainability factors as we evaluate our infrastructure footprint, including prioritizing resource efficiency and clean energy to operate sustainable data centers.
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
Our Clients
On the demand side for commerce media activation, our diversified client base consists of more than 3,500 established brands and agencies, and more than 12,500 performance marketers, primarily in the retail, travel and marketplaces verticals, and including some of the largest and most sophisticated commerce companies in the world. Client retention has remained high, at approximately 90%, underscoring the resilience of our business model.
On the supply side for commerce media monetization, we power the Retail Media Networks of approximately 235 retailers, as media owners. We also partner with approximately 75% of the top 100 ComScore publishers in our largest markets.
As of December 31, 2025, we had a total of approximately 17,000 clients. In 2025, approximately 30% of our client relationships were held directly with the client and the remaining 70% with advertising agencies or other third-parties on the
Performance Media side of the business, whereas approximately 33% of our Retail Media revenue comes from agencies.
In 2025 and 2024, our largest client represented 5% and 5% of our revenue, respectively, and our largest 10 clients represented 19% and 17% of our revenue in the aggregate, respectively.
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
Research and Development
We invest substantial resources in research and development to maintain our leading position in AI innovation and agentic commerce. Aside from the walled garden platforms, we have one of the largest R&D teams in the AdTech industry and our
Criteo AI Lab pioneering innovations in computational advertising. Our engineering group is primarily located in research and development centers in France, the U.S., Canada, Cyprus, Germany, Romania and Armenia.
We expect to continue to expand our technological capabilities in the future and to invest significantly in continued research and development and new solutions. We had 1,181 employees primarily engaged in Research and Development and
Product as of December 31, 2025. Research and development expenses, including expenses related to AI innovation and the Product group, totaled $283.3 million, $279.3 million and $242.3 million for 2025, 2024 and 2023, respectively.

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
Finally, our trade secrets may otherwise become known or be independently discovered by competitors and unauthorized parties may attempt to copy aspects of the Criteo Commerce Intelligence Platform or obtain and use information that we regard as proprietary.
As of December 31, 2025, we held 33 patents issued by the U.S. Patent and Trademark Office and various foreign counterparts, and had filed three non-provisional patent applications in the U.S. and Europe. We also own and use registered and unregistered trademarks on or in connection with our products and services in numerous jurisdictions. In addition, we have also registered numerous internet domain names.
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
In 2018, the State of California adopted the CCPA, which went into effect on January 1, 2020. The CCPA establishes a privacy framework for covered businesses by, among other requirements, creating an expanded definition of personal information, establishing new data privacy rights for consumers in the State of California, creating a statutory damages framework for violations of the CCPA and for businesses that fail to implement reasonable security procedures and practices to prevent data breaches. We and partners in our industry have been required to comply with these requirements since January 1, 2020, when the CCPA became effective. In November 2020, the voters in California passed the California
Privacy Rights Act ("CPRA"), which both amends and expands the scope of the CCPA. The CPRA, which became effective on January 1, 2023, created additional privacy rights and protections for California consumers with respect to their personal information and additional obligations on businesses. In September 2025, the California Privacy Protection Agency
approved final regulations under the CCPA that significantly expand business obligations and consumer rights in California.
At the same time, other states in the U.S. are quickly adopting state enacted privacy laws.
We cannot predict the full effect of these laws and regulations on our business, but adapting our business to comply with them could involve substantial resources and expense, and may cause us to divert resources from other aspects of our business, all of which may adversely affect our business.
In addition, the Criteo Commerce Intelligence Platform reaches users throughout the world, including in Europe, Australia,
Canada, South America and Asia-Pacific. As a result, some of our activities may also be subject to the laws of foreign jurisdictions. In particular, data protection laws in Europe can be more restrictive regarding the collection and use of data than those in U.S. jurisdictions.
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
In November 2025, the European Commission proposed a broad package of amendments to the GDPR intended to modernize and align the EU’s data protection framework with other digital regulations. However, the timing, final content, and enforcement approach of these reforms remain uncertain.
As we continue to expand into other foreign jurisdictions, we may be subject to additional laws and regulations that may affect how we conduct business.
For additional information regarding the investigation into the Company's compliance with privacy laws in the U.S., Europe and elsewhere, please refer to Note 19 Commitments and contingencies, in our audited consolidated financial statements included elsewhere in this Form 10-K.

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
To protect our clients against invalid traffic ("IVT"), we have built advanced engine detection and filtration systems that will discard invalid bid requests, impressions and clicks, and we do not bill advertisers for the invalid traffic detected by our systems on their campaigns. We also leverage industry compliant blocklists from the Interactive Advertising Bureau, and
Trustworthy Action Group ("TAG") to filter out known sources of IVT and we partner with industry recognized and MRC-
accredited service Double Verify to supplement our pre-bid and post-bid detection and filtration capabilities of IVT.
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
Competition
We compete in the commerce media market and in the broader market for digital marketing and media monetization, primarily through Display Advertising. Our market is complex, rapidly evolving, highly competitive, still fragmented and yet rapidly consolidating. We face significant competition in this market, which we expect to intensify in the future, partially as a result of potential new entrants in our market, including but not limited to large well-established internet publishers and players, in particular as we continue to expand the breadth of the Criteo Commerce Intelligence Platform. We currently compete with large, well-established companies, such as Amazon, Meta Platforms, Google, and Microsoft, pure play DSPs, such as The Trade Desk, pure play SSPs such as Magnite or PubMatic, and pure play retail SSPs such as Publicis'
CitrusAd, that focus on monetizing retailers' media, as well as smaller, privately held companies such as Kevel or Koddi.
Potential competition could emerge from large enterprise marketing platforms, like Adobe Systems Inc., Oracle Corporation and Salesforce.com, Inc., or public and private companies specialized in the Marketing Technology space. In addition, web browsers, and desktop and mobile operating systems developed by large software companies like Google and Apple Inc.
("Apple") can have a significant influence and impact on the way we operate.
Seasonality
Our client base consists primarily of companies in the Retail, Travel and Marketplaces industries. In the digital Retail industry and the consumer brand verticals in particular, many businesses devote the largest portion of their advertising spend to the fourth quarter of the calendar year, to coincide with increased holiday spending by consumers. As a result, the concentration of advertising spend in the fourth quarter of the calendar year may be particularly pronounced. Our Retail clients typically conduct fewer advertising campaigns in the first and second quarters than they do in other quarters, while our Travel clients typically increase their travel campaigns in the first and third quarters and conduct fewer advertising campaigns in the second quarter. As a result, our revenue tends to be seasonal in nature. If the seasonal fluctuations become more pronounced, our operating cash flows could fluctuate materially from period to period.
Employees and Human Capital Management
We have a demonstrated history of commitment to the well-being and success of our workforce, and our company is driven by our core values of “open, together and impactful”.
As of December 31, 2025, we had 3,649 employees. Our employees employed by French entities (1,031 employees) are covered by a collective bargaining agreement and are represented by employees through a Social and Economic
Committee (Work Council) affiliated to a trade union. As part of the Social and Economic Committee, five sub-committees have been appointed: Health & Safety Committee, Economic Committee, Gender Equality Committee, Training Committee
and a Housing Committee. We consider labor relations to be good and have not experienced any work stoppages, slowdowns or other serious labor problems that have materially impeded our business operations.
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
Additionally, we strive to provide exceptional training opportunities and development programs for our employees. In 2025, approximately 18,000 training hours were delivered to our employees. To assess and improve employee retention and engagement, we periodically survey employees, and take action to address areas of employee concern. In 2025, we carried out 3 employee surveys, soliciting feedback on a wide range of topics including well-being, flexibility, and inclusion.
Culture
As a global technology company, we believe that an inclusive culture is the cornerstone for driving creative collaboration and sustainable growth. We are proud that our employees can be themselves at work and we value a broad range of perspectives in the workforce. We are committed to building on our culture and collaborative work environment through how we hire, develop, reward, and retain all talent at Criteo. Our efforts to foster a positive culture and inclusive workplace are led by a dedicated leadership team who coordinate through the business and leverage our employee resource groups to encourage community, engagement and networking for all employees.
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
Our industry and business are subject to rapid and frequent changes in technology, evolving client needs and the frequent introduction by our competitors of new and enhanced offerings. Our future success will depend on our ability to continuously enhance and improve our offerings to meet client needs, build our brand, scale our technology capabilities, add functionality to and improve the performance of the Criteo Commerce Intelligence Platform, and address technological and industry advancements. If we are unable to enhance our solutions to meet market demand in a timely manner, we may not be able to maintain our existing clients or attract new clients, and our solutions may become less competitive or obsolete. Furthermore, brand promotion activities may not yield increased revenue sufficient to offset expenses or any increased revenue at all.
Our investments in our Commerce Intelligence Platform and new technologies are inherently risky and may not be successful. While we have a track record of addressing broader marketing and monetization goals, including customer acquisition and brand awareness, we continue to invest substantial resources to adapt our model, pricing and organization to expand into new advertising channels. If we are not successful in continuing to improve and adapt our solutions along broader marketing goals, our results of operations could be adversely affected. Furthermore, we believe that the importance of brand recognition will increase as competition in our market increases.
The market in which we participate is intensely competitive, and we may not be able to compete successfully with our current or future competitors.
The market for digital advertising solutions, including specifically retail media, is highly competitive and rapidly changing, as market participants develop new technologies and offer multiple new products and services aimed at facilitating and/or capturing advertising spend. With the introduction of new technologies and the influx of new entrants to the market, including large established walled gardens, smaller companies that we do not yet know about, or companies that do not yet exist, we expect competition to persist and intensify in the future, which could harm our ability to increase sales and maintain our profitability, including if competition increases pricing pressure.
Certain internet and technology companies have significantly larger resources and capital than we do, and in many cases have advantageous competitive positions in popular products and services such as Amazon Advertising, Google Search,
YouTube, Chrome, Meta Platforms, and Apple Search Ads , which they can use to their advantage. Furthermore, our competitors have invested substantial resources and capital in innovation, which could lead to technological advancements that change the competitive dynamics of our business in ways that we may not be able to predict.
In addition to competing for advertising spend, we compete with many companies for advertising inventory. As more companies compete for advertising impressions on advertising exchange platforms and other platforms that aggregate supply of advertising inventory, advertising inventory may become competitive and expensive, which may adversely affect our ability to acquire a consistent supply of advertising inventory and to deliver advertisements on a profitable basis.
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
The effective delivery of certain of our digital advertising solutions relies in part on the ability of Criteo AI Engine to predict the likelihood that a consumer will engage with any given internet display advertisement with a sufficient degree of accuracy so that our clients can achieve desirable returns on their advertising spend. Although we have evolved our pricing models alongside our broader suite of solutions, a large part of our revenue continues to be generated through click or impression- based pricing models or an equivalent, such that our clients only pay us when a user engages with the advertisement, usually by clicking on it.
Many of our agreements with clients neither include a spending minimum nor include long-term obligations requiring publishers to make their inventory available to us over long periods of time. Therefore, we need to continuously deliver satisfactory results for our clients and publishers to maintain and increase revenue, which depends partly on the optimal functioning of Criteo AI Engine.
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
Our clients’ satisfaction depends on our ability to prevent advertisements from appearing alongside unlawful, inappropriate, or otherwise non-compliant content under applicable agreements. While this relies partly on the optimal performance of the Criteo AI Engine, the growing adoption of our self-service tools—where clients operate with limited direct support—can make it more challenging to guide their usage effectively and to prevent improper ad placements.
As with all technology-driven businesses, Criteo is also exposed to risks of fraudulent or malicious activity, including non-
human traffic, which can disrupt or degrade the proper functioning of the Criteo AI Engine. For example, automated bots or other deceptive mechanisms may artificially inflate click metrics or misattribute ad interactions, distorting campaign performance. The risk of such fraudulent activity is heightened in higher-value formats such as online video and CTV, where inventory CPM is greater.
Significant system errors, defects, or fraudulent or malicious activity could impair or disable the Criteo AI Engine, hindering our ability to purchase advertising inventory and generate revenue until these issues are resolved. Failure to prevent ads from being placed in unlawful or inappropriate contexts could also harm our reputation and business relationships.
Potential consequences of such events include:
•Loss of clients or publishers, or reduced inventory purchases by clients;
•Decrease in consumer visits to clients’ websites or mobile applications;
•Inefficient or erroneous inventory purchasing, leading to reduced or negative margins we could need to absorb;
•Lower return on advertising spend for clients;
•Reduced value of advertising inventory offered to publishers;
•Delivery of less relevant or irrelevant ads, lowering click-through and conversion rates;
•Blocking by internet service providers or regulatory authorities;
•Client payment disputes, refund demands, campaign terminations, withdrawal of future business, loss of confidence, and potential liability through damages, regulatory actions, or lawsuits; and
•Adverse publicity or reputational harm.
For example, the use of bots or other automated or manual mechanisms to generate fraudulent clicks or misattribute clicks on advertisements we deliver could overstate the performance of our advertising. Due to the higher CPM paid for online video and CTV advertisements, the risk of fraudulent traffic may increase as we increase our purchasing of online video and CTV inventory.
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
Any strategic transaction may require us to use significant amounts of cash, incur debt, issue potentially dilutive equity securities or incur contingent liabilities or amortization of expenses, or impairment of goodwill and/or purchased long-lived assets, and restructuring charges, any of which could harm our financial condition or results. The Company has incurred and will incur significant transaction and acquisition-related costs in connection with its acquisitions or other transactions, including legal, accounting, financial advisory, regulatory and other expenses. The payment of such transaction costs could adversely affect our financial condition, results of operations or cash flows. In addition, the anticipated benefits of any acquisition or investment may not be realized, and we may be exposed to unknown risks, which could adversely affect our business, financial condition or operating results, including risks arising from:
• difficulties in integrating the operations, technologies, services and personnel of acquired businesses, especially if those businesses operate outside of our core competency and across different geographies;
•ineffectiveness, lack of scalability, or incompatibility of acquired technologies or services;
•unforeseen cybersecurity issues or flaws in acquired technologies or the integration thereof;
•loss of key employees of acquired businesses;
•inability to maintain the key business relationships and the reputation of acquired businesses or products;
•failure to successfully further develop the acquired technology to recoup our investment;
•diverting management’s attention from other business concerns;
•liability or litigation for activities of the acquired business, including claims from terminated employees, clients, former shareholders or other third parties;
implementation or remediation of controls, practices, procedures and policies at acquired businesses, including the costs necessary to establish and maintain effective internal controls; and
•increased fixed costs without corresponding offsetting growth.

If we are unable to successfully integrate, leverage the commercial relationships of, or realize the expected benefits of the strategic transactions we complete or any business, product, solution, technology or team we acquire in the future, our business and results of operations could suffer, and we may not be able to achieve our business and growth objectives.
We have substantial client concentration in certain markets and solutions, with a limited number of clients accounting for a substantial portion of our revenues in those areas.
Although our overall customer base is well-diversified, with our largest 10 clients representing 19.5% of our revenue in the aggregate in 2025, in certain of our markets and solutions we derive a substantial portion of revenues from a limited number of clients. We cannot predict the future level of demand for our services and products generated by these clients, and revenues from these clients may fluctuate. Further, some of our contracts with these clients may permit them to terminate or reduce use of our products at any time (subject to notice and certain other provisions). If we fail to retain any of these clients or any of these clients terminate or reduce use of our products, if not replaced by new clients and an increase in business from existing clients, our revenues within certain markets or solutions may be negatively impacted.
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
In the EU, the two main pillars of the data protection legal framework remain the E-Privacy Directive and the GDPR. The
E-Privacy Directive mandates that the placing or reading of information in a user's device, such as through a cookie and other tracking technologies, requires such user’s express consent. The European Data Protection Board has also published guidelines expanding the list of what is a tracking technology under the E-Privacy Directive, limiting our possibility to rely on certain technologies such as racking links and URL.
Under GDPR, data protection authorities have the power to impose administrative fines of up to a maximum of €20 million or 4% of the data controller’s or data processor’s total worldwide turnover from the preceding financial year. High sanctions are also applicable under the E-Privacy Directive.
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
Criteo has appealed this decision before the Conseil d’Etat. Refer to Note 19 Commitments and contingencies, for more information.
In November 2025, the European Commission proposed a broad package of amendments to the GDPR intended to modernize and align the EU’s data protection framework with other digital regulations. The proposals would, among other things, clarify the definition of personal data, introduce new legal bases for the development and operation of AI systems, adjust breach-notification thresholds and timelines, and consolidate certain E-Privacy and cookie-related provisions directly into the GDPR. In particular, the draft would permit the use of standardized, browser- or device-level consent signals to express user preferences, potentially reducing our clients’, publisher and retailer partners’ ability to manage consent collection through their own interfaces. If adopted, these reforms could alter the scope of lawful processing, affect how we collect and use data for advertising and measurement, and increase operational and compliance complexity. The timing, final content, and enforcement approach of these reforms remain uncertain, and any resulting changes could materially impact our business, financial condition, or results of operations.
In 2018, the State of California adopted the CCPA, which went into effect on January 1, 2020, and requires covered companies to, among other things, provide new disclosures to California consumers and afford such consumers new abilities to opt out of the sale of their personal information. The California Privacy Rights Act (the “CPRA”), which both amends and expands the scope of the CCPA and creates additional privacy rights and protections for California consumers with respect to their personal information and additional obligations on businesses became effective January
1, 2023. California’s privacy regulations continue to evolve with new rules on data broker registration, automated decision-
making and cybersecurity audits, and enforcement activity is accelerating.
In September 2025, the California Privacy Protection Agency approved final regulations under the CCPA that significantly expand business obligations and consumer rights in California, including mandatory risk-assessments and annual cybersecurity audits for certain businesses; new rules governing the use of automated decision-making technology in connection with “significant decisions” about consumers; and enhanced disclosures, consent/opt-out mechanisms and documentation requirements in connection with consumer privacy rights. These new regulations will begin to take effect on January 1, 2026, with phased compliance deadlines. Because the ultimate reach and enforcement of these obligations are still evolving, the implementation of these rules could require significant changes to our data-collection, processing, governance, audit and compliance frameworks.
In addition, other states in the U.S. are quickly adopting state enacted privacy laws. Currently, more than 20 states in the
U.S have passed consumer and privacy laws. Although many of these laws are modeled in part on the CCPA and CPRA, they vary in important respects, including definitions of “sale” or “sharing,” requirements for targeted advertising opt-outs, data-protection impact assessments, and enforcement mechanisms. This patchwork of state privacy laws increases the complexity of our compliance obligations, may require modifications to our data-handling practices, systems, and consumer interfaces.
We cannot predict the full effect of these laws and regulations on our business, but adapting our business to comply with them could involve substantial resources and expense, regulatory exposure, and may cause us to divert resources from other aspects of our business, all of which may adversely affect our business.
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
Beyond privacy, AI regulation is emerging as a major compliance frontier. Given our long history developing, using, and innovating through AI with the Criteo AI Engine, this could increase costs or restrict opportunities. Compliance with existing, expanding, or new laws and regulations regarding AI or use of data to train AI, including the EU AI Act adopted on
July 12, 2024 and other data protection laws, may involve significant costs or require changes in products or business practices that could adversely affect our results of operations. In November 2025, the European Commission published the Digital Omnibus on AI Regulation Proposal, which would amend the AI Act by introducing flexible timelines for compliance with high-risk AI obligations, expanding the supervisory role of the European Artificial Intelligence Office, allowing sensitive data processing for bias mitigation and adjusting registration burdens and proportionality requirements.
These reforms may require us to modify how we access, train or deploy foundation models or general-purpose AI, undertake additional documentation, governance, oversight and monitoring, and align with evolving definitions of what constitutes an AI “system” or “provider.” Any failure to adapt could adversely affect our product development, business practices, competitive positioning and results of operations. Additionally, our ability to innovate may be affected if we are unable to access foundation models and general-purpose AI ("GPAI") in the same manner as our non-EU competitors as these GPAI providers may choose to avoid the EU market due to its regulatory complexity.
Our international operations and expansion expose us to several risks.
As of December 31, 2025, we had a direct operating presence in 26 offices and shared workplaces located in 19 countries and did business in 110 countries. Our current global operations and future initiatives involve a variety of risks, including:
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
•risks related to tariffs and trade barriers, pricing structure, payment and currency, including aligning our pricing model and payment terms with local norms, higher levels of credit risk and payment fraud, difficulties in invoicing and collecting in foreign currencies and associated foreign currency exposure, restrictions on foreign ownership and investments, and difficulties in repatriating or transferring funds from or converting currencies; and
• limited or unfavorable intellectual property (“IP”) protection.
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
Currently, several major web browsers block third-party cookies by default. Internet users can also delete cookies from their computers and mobile devices at any time. In July 2024, following the investigation of the UK Competition and
Market Authority (“CMA”), Google announced that it had abandoned plans to phase out support for third-party cookies in
Chrome. In October 2025, Google decided to retire all of the related Privacy Sandbox technologies, requiring further adjustments to our data collection methods. Google and other web browser developers have significant resources at their disposal and continue to command substantial market share, and any negative user choice or restrictions they impose could foreclose our ability to understand the preferences of a substantial number of consumers.
Although through continued innovation our business is relying less on third-party signals and more on first-party data-
based and other identifiers, if we are blocked or restricted from collecting information on consumer preferences and serving personalized advertisements to a significant portion of internet users, our business could suffer and our results of operations could be harmed.
Similarly, Internet users are increasingly able to download free or paid “ad-blocking” software, including on mobile devices, which prevent third-party cookies from being stored on a user’s computer and block advertisements from being displayed to such user. In addition, Google introduced ad blocking software in its Chrome browser that blocks certain ads based on quality standards established under a multi-stakeholder coalition.
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
User privacy features of other channels of programmatic advertising, such as CTV or over-the-top video, are still developing. Technical or policy changes, including regulation or industry self-regulation, could harm our growth in those channels.
The data we gather is important to the continued development and success of Criteo Shopper Graph, which is a key element of the Criteo Commerce Intelligence Platform. If too few of our clients provide us with the permission to share their data or if our clients choose to stop sharing their data, or if regulatory or other factors inhibit or restrict us from maintaining the data collectives underlying Criteo Shopper Graph, the value of Criteo Shopper Graph could be materially diminished, which could impact the performance of our products and materially impact our business.
In addition, our ability to collect and use data may be restricted or prevented by other factors, including:
•failure of our, or our clients’, network, hardware, or software systems;
•our inability to grow our client and publisher base in new industry verticals and geographic markets to obtain the critical mass of data necessary for Criteo AI Engine to perform optimally;
•malicious traffic (such as non-human traffic) that introduces “noise” in the information that we collect from clients and publishers and retailer partners; and
•interruptions, failures or defects in our data collection, mining, analysis and storage systems, including due to our reliance on external third-party providers for cloud computing services and data center hosting services, in a highly competitive and dense market.
Any of the above-described limitations could also harm our business and adversely impact our future results of operations.

We derive a significant portion of our revenue from companies in the retail, travel and marketplaces industries, and any downturn in these industries or any changes in regulations affecting these industries could harm our business.
A significant portion of our revenue is derived from companies in the Retail, Travel and Marketplaces industries. In particular, advertisements placed by Retail commerce businesses accounted for 75.0% of our Performance Media revenue in both 2025 and 2024. Any downturn or increased competitive pressure in any of our core industries, such as decreases in consumer spending power or confidence, retailer downturns or bankruptcies due to poor economic conditions, or in other industries we may target in the future, may cause our clients to reduce their spending with us, or delay or cancel their advertising campaigns with us.
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
•adapt our offering to meet evolving needs of businesses, including to address market trends such as the (i)
continued migration of consumers from desktop to mobile and from websites to mobile applications, (ii) increasing percentage of sales that involve multiple digital devices, (iii) increasing retailer adoption of retail media monetization solutions, (iv) growing adoption by consumers of “ad-blocking” software on web browsers on desktop and/or mobile devices and use by consumers of advertising-free services, (v) changes in the marketplace for and supply of advertising inventory, (vi) rapid growth of AI, including agentic AI, and the potential impact on consumer experience, (vii) changes in the overall ecosystem resulting in signal loss and (viii) changes in consumer acceptance of tracking technologies for targeted or behavioral advertising purposes;
• maintain and increase our access to data necessary for the performance of Criteo AI Engine;
•continuously improve the algorithms underlying Criteo AI Engine and apply state-of-the-art machine learning approaches and hardware; and
• continue to adapt to a changing regulatory landscape governing data use, data protection, privacy matters and AI.
We also anticipate continuing to invest in our business to increase the scale of our platform and attract more media spend.
We cannot be certain that this strategy will be successful or result in increased liquidity or long-term value for our shareholders.
We face intense competition for employee talent, and if we do not retain and continue to attract highly skilled talent or retain our senior management team and other key employees, we may not be able to achieve our business objectives.
Our future success depends on our ability to continue to attract, hire, retain and motivate highly skilled employees, particularly AI experts, software engineers, product managers and other employees with the technical skills that enable us to deliver effective advertising solutions. Competition for experienced and highly skilled employees in our industry is intense, in particular in the fields of AI and data science, and we expect certain of our key competitors, who are larger than us and have access to more substantial resources, to pursue top talent on a global basis.
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
Any future attempts to enter new advertising channels may not be successful. Our success in expanding into any additional advertising channels, including Social, CTV and Digital Out of Home, will depend on various factors, including our ability to identify, adapt, innovate, market and integrate our solutions to the new advertising channels.
Any decrease in the use of current advertising channels or inability to successfully adapt our solutions to additional advertising channels and effectively market such offerings, or if we are unable to maintain our pricing and measurement models in additional advertising channels, may prevent us from achieving our growth or business objectives.
Our future success will depend in part on our ability to expand into new industry verticals and continue to build on existing verticals.
As we market our offering to a wider group of consumer brands and companies outside of our historical key industry verticals of retail, travel and marketplaces, among others, we will need to adapt our solutions and effectively market our value to businesses in these new industry verticals. Our successful expansion into new industry verticals and continued
expansion in existing verticals will depend on various factors, including our ability to:
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
If we are unable to successfully adapt our offering to appeal to businesses in industries other than our core verticals, continue to build on our offerings to existing verticals. or are unable to effectively market such solutions to businesses in such industries, we may not be able to achieve our growth or business objectives. Further, as we expand our client base and offering into new industry verticals, we may be unable to maintain our current client retention rates.
As we expand the market for our solutions, we may become more dependent on advertising agencies as intermediaries, which may adversely affect our ability to attract and retain business.
As we market our solutions, we may increasingly need advertising agencies to work with us in assisting businesses in planning and purchasing for broader marketing goals, which represents an incremental business opportunity for us, but also may involve risks. In 2025, approximately 33% of Retail Media’s media spend and 34% of Performance Media’s media spend was spent through advertising agencies.

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
A substantial portion of the data we rely on comes from our publisher and retailer partners and other third parties, including advertising exchange platforms (including SSPs, such as Google’s Ad Manager). We also depend on these parties for opportunities to serve advertisements through which we generate revenue. Our ability to successfully leverage such data and successfully generate revenue from such opportunities could be impacted by restrictions imposed by or on our publisher and retailer partners or other third parties, including restrictions on our ability to use or read cookies, other tracking technologies, or real-time or other bidding networks.
For example, our publishers and retailer partners remain responsible for notifying users about data processing and obtaining their consents under regulations, such as the EU and UK GDPR, the E-Privacy Directive and other government restrictions for gathering necessary user consents and indicating to SSPs that Criteo has been approved by applicable users. While recent EU proposals aim to simplify consent requirements, these may not prosper and SSPs and other third parties may still impose stricter measures than required or adopt new protocols. Similar actions may arise from new U.S.
state privacy laws, global enforcement trends, or platforms policy changes, including Google Ad Manager’s interoperability updates, and restrictions on machine learning use.
If third parties on which we rely for data or opportunities to serve advertisements impose similar restrictions or are not able to comply with restrictions imposed by other ecosystem participants, we may lose access to data, bidding opportunities, or digital ad space inventory, which could significantly impact our revenue.
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
Our industry is prone to cyber-attacks by third parties seeking unauthorized access to our data or users’ data or to disrupt our ability to provide services. As a result of our prominence, the size of our user base, and the volume of data in our systems, we may be a particularly attractive target for such cyber-attacks. Any failure to prevent or mitigate security breaches and improper access to or disclosure of our data or user data, trade secrets and IP, or information from our clients and publishers and retailer partners, could result in the loss or misuse of such data, which could harm our business and reputation and diminish our competitive position. In addition, computer malware/ransomware, viruses, unauthorized access or system compromises and hacking by sophisticated actors, including potential attacks from nation-state actors, have become more prevalent in our industry. Our products embed open-source software components, which could be subject to vulnerabilities that may make our products more susceptible to cyber-attacks. We rely on cloud storage providers. There may be increased security exposure due to our use of cloud storage. Security incidents have occurred on our systems in the past, and will likely occur on our systems in the future.
Our efforts to address undesirable activity on our platform may also increase the risk of retaliatory cyber-attacks. As a result, we may suffer significant legal, reputational, or financial exposure, which could adversely affect our business and results of operations.
Cyber-attacks continue to evolve in sophistication and volume and are increasingly AI-driven, enabling ransomware, phishing, and deepfake-based social engineering at scale, making decision and prevention more challenging. Techniques used by hackers to obtain unauthorized access or to sabotage systems change frequently and generally are not recognized until launched against a target.
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
The online and mobile advertising industries are characterized by the existence of many patents, copyrights, trademarks, trade secrets and other IP and proprietary rights. Our success depends, in part, upon non-infringement of IP rights owned by others and resolving infringement or misappropriation claims without major financial expenditures or adverse consequences. From time to time, we may be the subject of claims that our services, solutions and underlying or associated technology infringe or violate the IP rights of others, including from entities that seek to monetize intellectual property through litigation or licensing, particularly as we expand the scope and complexity of our business.
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
Additionally, if, for any reason, our arrangement with one or more data centers or cloud providers is terminated earlier than scheduled, we could experience difficulties and additional expense in arranging for new facilities and support, particularly given the current competitive nature of the data centers' or cloud providers' market at a worldwide scale, which involves high demands, low offers and strong pressure from providers to increase prices and diversify their client base. Any steps we take to ensure business continuity and increase the security, reliability and redundancy of our systems supporting the
Criteo technology or operations may be expensive and may not be 100% successful in preventing system failures.
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
The expansion and improvement of our systems and infrastructure may require us to commit substantial financial, operational and technical resources, with no assurance that third- party providers will honor such requests or that our business will increase accordingly. Our existing systems may not be able to scale up in a manner satisfactory to our existing or prospective clients and may not be adequately designed with the necessary reliability and redundancy of certain critical portions of our infrastructure to avoid performance delays or outages that could be harmful to our business.
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
Our technology platform and internal systems incorporate software licensed from third parties, including open source software. Although we monitor our use of open source software, the terms of many open source licenses to which we are subject have not been interpreted by U.S. or foreign courts, and such licenses could be construed in a manner that imposes unanticipated conditions or restrictions on our ability to provide our technology offering to our clients. In the future, we could be required to seek licenses from third parties to continue offering our solutions, which licenses may not be available on acceptable terms, or at all.
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
The trading price of the ADSs has significantly fluctuated, and is likely to continue to fluctuate, substantially. The trading price of the ADSs depends on several factors, including those described in this “Risk Factors” section, many of which are beyond our control and may not be related to our operating performance. Since the ADSs were sold at our initial public offering in October 2013 at a price of $31.00 per share, the price per ADS has ranged as low as $5.89 and as high as
$60.95 through December 31, 2025. The market price of the ADSs has fluctuated and may fluctuate significantly in response to numerous factors, many of which are beyond our control, including:
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
We have been, and may in the future be, subject to activities initiated by activist shareholders. We may not always be successful in engaging constructively with one or more shareholders, and any resulting activist campaign could have an adverse effect on us. It is possible that responding to actions by activist shareholders could disrupt our business and operations, be costly or time-consuming, or divert the attention of our Board or senior management. In addition, perceived uncertainties about our future direction may result in a loss of potential business opportunities and harm our ability to attract and retain customers, employees and business partners. Any such actions also may cause the market price of our shares to experience volatility, which could be significant.
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
There is the risk that we may be subject, from time to time, to challenges arising from the activities of hedge funds, short sellers or similar individuals who may not have the best interests of shareholders or the Company in mind. Reports or other publications prepared and disseminated by such hedge funds or short sellers may cause significant fluctuations in our stock price based on temporary or speculative market perceptions or other factors that do not necessarily reflect the underlying fundamentals and prospects of our business, and could cause the price of our ADSs or trading volume to decline. Furthermore, responding to such activities could be costly and time-consuming and may be intended to, and may in fact, divert the attention of our Board and senior management from the pursuit of our business strategies and adversely affect our business.

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
• a merger of our Company into a company incorporated in the EU would require the approval of our Board as well as a two-thirds majority of the votes held by the shareholders present, represented by proxy or voting by mail at the relevant extraordinary shareholders' meeting;
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
We are a French company with limited liability. Our corporate affairs are governed by our by-laws and by the laws governing companies incorporated in France. The rights of shareholders and the responsibilities of our Board are in many ways different from the rights and obligations of shareholders in companies governed by U.S. laws.
For example, in the performance of its duties, our Board is required by French law to consider the interests of our
Company while taking into consideration its social and environmental challenges, its shareholders, its employees and other stakeholders, rather than solely our shareholders and/or creditors. It is possible that some of these parties will have interests that are different from, or in addition to, your interests as a shareholder.
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
These conditions coupled with geopolitical instability make it difficult for our clients and us to accurately forecast and plan future business activities, and may result in businesses reducing or delaying advertising spending in general and on a solution such as ours.

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
As a multinational organization operating in multiple jurisdictions, we are subject to taxation in several jurisdictions around the world with increasingly complex foreign trade regulations, policies and tax laws, the application of which can be uncertain. The amount of taxes we pay in these jurisdictions could increase substantially as a result of changes in the applicable tax principles and policies, including potential new tariffs, sales taxes, digital taxes, or withholding taxes, increased tax rates, the OECD-led reforms, potential retaliatory measures by affected jurisdictions, new tax laws or revised interpretations of existing tax laws and precedents, which could have a material adverse effect on our liquidity and
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
A non-U.S. corporation will be considered a passive foreign investment company ("PFIC"), for U.S. federal income tax purposes, for any taxable year if either (1) at least 75% of its gross income for such year is passive income or (2) at least
50% of the value of its assets (based on an average of the quarterly values of the assets during such year) is attributable to assets that produce or are held for the production of passive income. Passive income includes, among other things, dividends, interest, certain non-active rents and royalties, net gains from the sale or exchange of property producing such income and net foreign (non-U.S.) currency gains.
For this purpose, cash and assets readily convertible into cash are generally categorized as passive assets, subject to a limited exception under proposed regulations in respect of working capital held in a non-interest bearing financial account for the present needs of an active trade or business to cover operating expenses reasonably expected to be paid within 90 days. Goodwill and other unbooked intangibles are taken into account and being characterized as either active or passive, as appropriate; for example, our goodwill associated with active business activity is taken into account as a non-passive asset.
(3)A U.S. Holder is (1) a legal and/or a beneficial owner of our ADSs and (2) a U.S. person for U.S. federal income tax purposes, specifically: (i) an individual who is a citizen or resident of the United States for U.S. federal income tax purposes; (ii) a corporation, or other entity treated as an association taxable as a corporation for U.S. federal income tax purposes, that is created in, or organized under the law of the United States, any state thereof or the District of Columbia; (iii) an estate the income of which is includible in gross income for U.S. federal income tax purposes regardless of its source or whether or not the income is effectively connected with the conduct of a U.S. trade or business; (iv) a trust, the administration of which is subject to the primary supervision of a U.S. court and which has one or more U.S. persons who have the authority to control all substantial decisions of the trust; or (v) a person that has otherwise validly elected to be treated as a U.S. person under the U.S. Internal Revenue Code of 1986 (as amended).

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
Based on the value and composition of our assets, although not free from doubt, we do not believe we were a PFIC for the taxable year ended December 31, 2025, and we do not anticipate becoming a PFIC in the current taxable year or the foreseeable future.
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
If we were to be classified as a PFIC for any taxable year during which a U.S. Holder3 holds our ADSs, we would continue to be treated as a PFIC with respect to that U.S. Holder for such taxable year and, unless the U.S. Holder makes certain elections, for future years even if we cease to be a PFIC. The U.S. Holder may be subject to adverse tax consequences, including (1) the treatment of all or a portion of any gain on disposition of our ADSs as ordinary income (and therefore ineligible for the preferential rates that apply to capital gains with respect to non-corporate U.S. persons), (2) the application of an interest charge with respect to such gain and on the receipt of certain dividends on our ADSs and (3)
required compliance with certain reporting requirements. Each U.S. Holder is strongly urged to consult its tax advisor regarding the application of these rules and the availability of any potential elections.
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
Shareholder of a CFC may be required to report annually and include in its U.S. taxable income its pro rata share of

“Subpart F income,” "net CFC Tested Income,” and investments of earnings in U.S. property by CFCs, regardless of whether we make any distributions to our shareholders. Subpart F income generally includes dividends, interest, certain non-active rents and royalties, gains from the sale of securities and income from certain transactions with related parties, and "net CFC Tested Income” generally consists of net income of the CFC, other than Subpart F income and certain other types of income, in excess of certain thresholds. In addition, a U.S. shareholder that realizes gain from the sale or exchange of shares in a CFC may be required to classify a portion of such gain as dividend income rather than capital gain.
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
Risks Related to Our Conversion
We expect to incur additional costs in connection with the Conversion and management attention may be diverted to complete the Conversion, and our business may otherwise be impacted by disruptions or uncertainty associated with the Conversion.
We expect to incur additional direct and indirect costs as a result of the Conversion. For example, absent a favorable tax ruling from the Japanese tax authorities to confirm that the contribution of the Company’s interests in certain subsidiaries to Criteo’s French branch in connection with the Conversion will not be taxable, the Company could incur additional tax liabilities in Japan. The Company operates in multiple jurisdictions, and other indirect tax costs are expected to be incurred in jurisdictions in which Criteo has subsidiaries. Following the Conversion, we will hold meetings of the Board and annual general meetings of shareholders in Luxembourg. We also expect to increase our presence in Luxembourg and incur costs and expenses, including professional fees, to comply with Luxembourg corporate, tax and other laws and regulations. In addition, we expect to incur attorneys’ fees, accountants’ fees, other advisors’ fees, filing fees, mailing expenses and financial printing expenses in connection with the Conversion, even if it is not approved or completed. The
Conversion may also divert the attention of our management and employees from our operating business and increase other administrative costs and expenses.
Further, though Criteo as a Luxembourg public limited liability company (“Lux Criteo”) will carry on the business currently conducted by Criteo S.A., a French public limited liability company (“French Criteo”), certain relationships, including with employees, landowners, suppliers, lenders, partners, governments, lobbying professional organizations and shareholders, may be subject to disruption due to uncertainty associated with the Conversion, contractual termination, default, acceleration or similar provisions that may be triggered, deemed to be triggered or claimed to be triggered as a result of the Conversion or potentially negative publicity resulting from the Conversion, any of which could adversely affect our business and operations.
As a Luxembourg company, we may incur additional operating, accounting and audit costs. The Company will be required to appoint and bear the cost of a statutory auditor (réviseur d’entreprises agréé) to audit its standalone annual accounts, which will be prepared in accordance with Luxembourg GAAP, and its consolidated financial statements. The Company intends to seek approval from the Luxembourg Ministry of Justice to prepare and file its statutory consolidated financial statements under GAAP, rather than International Financial Reporting Standards (“IFRS”) as adopted by the EU, given its listing on a regulated U.S. stock exchange. The audited standalone and consolidated financial statements will be filed with the Luxembourg Business Register. In addition, the Company will prepare consolidated financial statements under GAAP for SEC reporting purposes. In the event that the Company ceases, in the future, to prepare its consolidated financial statements in accordance with GAAP, the Company will instead be required to prepare, have audited, and file consolidated financial statements in accordance with IFRS as adopted by the EU with the Luxembourg Business Register.

Legislative, regulatory, administrative, shareholder or third party action in connection with or as a result of the
Conversion, or changes to or implementation of laws, rules, regulations or policies or the interpretations thereof, could materially delay or prevent the Conversion, eliminate or reduce some or all of the anticipated benefits of the Conversion or otherwise materially and adversely affect our business, results of operations and financial condition.
We may be the subject of legislative, regulatory, administrative, shareholder or third party action in connection with or as a result of the Conversion. Any such action may seek or result in delaying, hindering, impeding, preventing, rescinding or nullifying the Conversion. We are subject to a wide variety of French, EU and U.S. securities laws, rules, regulations and policies. There can be no assurance that such laws, rules, regulations and policies or the interpretations thereof (including through enforcement priorities, executive orders and investigations) will not be changed or implemented in connection with or as a result of the Conversion or otherwise. Such changes or implementations could materially delay or prevent the
Conversion, eliminate or reduce some or all of the anticipated benefits of the Conversion or otherwise materially and adversely affect our business, results of operations and financial condition. In addition, as a Luxembourg company following the Conversion, we will be required to comply with numerous Luxembourg laws and regulations, and we may incur costs and divert management attention as we seek to ensure compliance with a changing regulatory regime.
The Conversion is conditional, and the conditions may not be satisfied, or we may choose to abandon or delay the Conversion.
Completion of the Conversion is conditional, among other things, upon the satisfaction or waiver of certain conditions, which include the receipt of shareholder approval. There can be no assurance that these conditions will be fulfilled or that the Conversion will be completed. Further, we may abandon or defer the Conversion at any time up to three days prior to the General Meeting, which, for example, could be the result of an increase in our estimated cost of the Conversion or determination that the Conversion may not result in the benefits we expect and a determination by the Board that the
Conversion is no longer in the best interests of our shareholders.
Following the completion of the Conversion, we may be delayed in or fail to complete a subsequent transfer of our domicile from Luxembourg to the United States (“the Merger”).
It is contemplated that the terms of the Merger would be submitted to the Company’s work council established at the level of the Criteo Economic and Social Unit (Unité Economique et Sociale), in the context of the information and consultation process required under French law, and would be presented for shareholder approval at a later time following the completion of the Conversion. The Board may decide not to pursue the Merger if it does not deem it to be in the best interests of the Company and its shareholders, or we may be delayed in or fail to complete the Merger for numerous other reasons, including changes in applicable law or general or specific economic or political conditions, the impact of any legal proceedings, costs being greater than anticipated or other factors that may not be foreseeable. As a result, we may operate as a Luxembourg company for longer than expected or permanently.
The market for our shares may fluctuate as a result of the Conversion.
The U.S. stock market in general has been, and the market for our shares is, subject to fluctuation, whether due to, or irrespective of, our operating results and financial condition. We currently list our ADSs on Nasdaq. In connection with the
Conversion, we intend to list Lux Criteo’s ordinary shares on Nasdaq under the ticker symbol “CRTO”. We cannot predict the prices at which the ordinary shares of Lux Criteo may trade after the Conversion, or whether the trading price of our
ADSs absent the Conversion would have been lower, higher or the same. In addition, if the trading market for the ordinary shares of Lux Criteo cannot be sustained or is lower than that of our ADSs, it could increase our share price volatility.
Should the market price of our shares drop significantly, shareholders may institute securities class action lawsuits against
us. A lawsuit against us could cause us to incur substantial costs and could divert the time and attention of our management and other resources.
Our tax position could be adversely impacted by changes in tax laws in various jurisdictions.
Our tax position could be adversely impacted by changes in tax laws, tax treaties or tax regulations or the interpretation or enforcement thereof by the tax authorities in France, Luxembourg, the United States or other jurisdictions following the
Conversion. Any future amendments to the current income tax treaties between Luxembourg and other jurisdictions, including the United States, could subject us to increased taxation and potentially significant expense. We cannot assure you that the Conversion will eliminate the risk that these changes, if made, will apply to us.

Lux Criteo may be or may become a PFIC, which could result in adverse U.S. federal income tax consequences to
U.S. Holders of Lux Criteo ordinary shares.
If Lux Criteo will be (or its predecessor French Criteo is or was) a PFIC for any taxable year (or portion thereof) that is included in the holding period of a U.S. Holder, such U.S. Holder may be subject to adverse U.S. federal income tax consequences and additional reporting requirements. Following the Conversion, assuming that the Conversion qualifies as a reorganization within the meaning of Section 368(a)(1)(F) of the U.S. Tax Code, Lux Criteo will be treated as the successor to French Criteo for U.S. federal income tax purposes, and for the taxable year that includes the Conversion and subsequent taxable years, the PFIC asset and income tests will be applied based on the assets and activities of the combined business. Based on the anticipated timing of the Conversion and the anticipated assets and income of the combined company, Lux Criteo is not expected to be a PFIC for the taxable year ending December 31, 2025 or subsequent taxable years. Because Lux Criteo’s PFIC status for any taxable year is an annual factual determination that can be made only after the end of such taxable year, there can be no assurance regarding Lux Criteo’s PFIC status for its current taxable year or any future taxable year.
For a more detailed discussion of the PFIC rules and the risks and tax consequences of PFIC classification to U.S.
Holders of Lux Criteo, please see the section entitled “U.S. Federal Income Tax Considerations — PFIC Considerations.”
U.S. Holders should consult their tax advisors regarding the application of the PFIC rules to holders of Lux Criteo ordinary shares.
After the Conversion, if we declare and pay dividends, dividends you receive will generally be subject to
Luxembourg dividend withholding tax.
We have never declared or paid any cash dividends on Ordinary Shares and do not currently intend to do so for the foreseeable future. We currently intend to invest our future earnings, if any, to fund our growth, both organic and inorganic.
If we do decide to declare and pay dividends following the Conversion, dividend withholding tax (currently at a rate of
15%) may arise in respect of dividends paid on shares of Lux Criteo. A Luxembourg withholding tax levied at a rate of 15%
is due on dividends and distributions assimilated thereto to Lux Criteo’s shareholders. Certain exemptions or reductions in the withholding tax may apply, but it will be up to the holders of Lux Criteo shares to claim any available refunds from the
Luxembourg tax authority. Lux Criteo will be required to withhold at such rate from distributions to the shareholder and to pay such withheld amounts to the Luxembourg tax authorities. For more information on the taxation implications, see
“Luxembourg Tax Considerations.” Criteo recommends that each shareholder consult his or her own tax advisor as to the tax consequences of holding shares in and receiving share capital, share premium and dividend payments from Lux
Criteo.
The Conversion may not allow us to maintain a competitive worldwide effective corporate tax rate.
We cannot provide any assurance as to what our worldwide effective tax rate will be after the Conversion because of, among other things, uncertainty regarding the amount of business activities and profits in any particular jurisdiction in the future and the tax laws of such jurisdictions. Our actual worldwide effective tax rate may vary from our expectation and that variation may be material.
We will be subject to various Luxembourg taxes as a result of the Conversion.
Although we do not expect Luxembourg taxes to materially affect our worldwide effective corporate tax rate, we will be subject to additional corporate taxes in Luxembourg as a result of the Conversion. Luxembourg imposes corporate income tax plus municipal business tax and surcharges for Luxembourg resident companies at an effective tax rate, currently, of
23.87% (for companies registered in Luxembourg City). We also will be subject to Luxembourg net wealth tax at the rate of 0.5% levied on the net assets of Lux Criteo. Certain exemptions, either under domestic law or under an applicable tax treaty, may apply in respect of income and gains from certain assets. Namely, Luxembourg tax law provides for a participation exemption regime pursuant to which (a) dividends and capital gains derived from qualifying participations are exempt from income tax and municipal business tax and (b) shares in qualifying participations are exempt from net wealth tax. Moreover, under the tax treaty concluded between Luxembourg and France, (i) profits of Lux Criteo that are allocable to a permanent establishment it maintains in France are exempt from Luxembourg income tax and municipal business tax and (ii) assets of Lux Criteo that are held through a permanent establishment in France are exempt from net wealth tax.

There could be adverse tax and other consequences if we fail to maintain sufficient presence in Luxembourg.
If the Company does not maintain sufficient presence in Luxembourg, the Luxembourg tax authorities may not be willing to confirm that the Company is a tax resident of Luxembourg. In such case, the Company may not be entitled to tax treaty benefits. In addition, a foreign jurisdiction may claim the right to tax Lux Criteo as if it were a tax resident of that foreign jurisdiction, and ultimately double taxation may result. Moreover, if the Company does not maintain sufficient presence in
Luxembourg and fails to ensure that its central administration is in Luxembourg, certain additional consequences may apply pursuant to Luxembourg law, including judicial dissolution upon request of the Luxembourg public prosecutor.
Certain of your rights as a shareholder will change as a result of the Conversion.
The completion of the Conversion will change the governing law that applies to Criteo from French law to Luxembourg law. Many of the principal attributes applicable to our shares will be similar. There are, however, differences between your rights under Luxembourg law and under French law, and there are differences between the French By-Laws and the proposed articles of association of Lux Criteo (the “Lux Articles”), that will apply to us after we convert into a Luxembourg company. We discuss these differences under “Comparison of Rights of Shareholders.”
As a Luxembourg company following the Conversion, we face legal requirements and limitations on company governance and actions which may negatively impact our ability to manage the company and respond to market conditions.
Following the Conversion, we will be subject to Luxembourg law and regulations. Certain legal limitations and regulatory requirements may impose constraints on how we operate and actions we may undertake, including restrictions related to corporate governance, financial reporting, tax obligations and compliance with EU directives and regulations. Luxembourg law further imposes specific requirements regarding the structure and governance of companies which could limit flexibility in decision-making or lead to increased operational complexity.
The Lux Articles will contain a provision enabling an acquiring person or group of persons acting in concert to require the sale of all remaining shares of Lux Criteo following an offer for the acquisition of all shares in the
Company subject to meeting certain criteria.
The Lux Articles will include a provision enabling an acquiring person or group of persons acting in concert to require the sale of all remaining shares of Lux Criteo following an offer for the acquisition of all shares in the Company (provided that the Board with at least a two-thirds majority of the directors present or represented recommends to the Company’s shareholders that they accept the offer) if, during a specified offer period of at least one month, the offeror acquires a number of shares which, together with the shares already owned by such offeror prior to the offer, represents at least 95%
of the shares of Lux Criteo in issue. Such sale must be made on the same terms and subject to the same conditions as the offer for all shareholders.
This provision may require certain shareholders to sell their shares at a price and time, and pursuant to a process, determined in accordance with the Lux Articles, which may not reflect the value and terms on which all shareholders would like to sell.
Enforcement of this provision requires adherence to procedural requirements as set forth in the Lux Articles, some of which may be complex, and shareholders may challenge an offeror who attempts to enforce this provision. There can be no assurance that this provision will be enforceable by an offeror without delay or complication, without incurring additional costs or at all.
Our ability to pay dividends will be restricted under Luxembourg law following the Conversion.
We have never declared or paid any cash dividends on Ordinary Shares and do not currently intend to do so for the foreseeable future. We currently intend to invest our future earnings, if any, to fund our growth, both organic and inorganic.
If we do decide to declare and pay dividends following the Conversion, our ability to do so will be limited by Luxembourg law, which requires the availability of sufficient profits and other reserves (including share premium) being available for distribution.
Following the Conversion, subject to the requirements of Luxembourg law and the Lux Articles, the allocation of the balance of annual net profits will be determined at the general meeting of shareholders, which shareholders may decide to pay as a dividend, transfer to a reserve account or carry forward. Interim dividends may be distributed by the Board at any time, subject to the requirements of Luxembourg law and the Lux Articles. As permitted by Luxembourg law, the Lux
Articles authorize the declaration of dividends more frequently than annually (i.e., interim dividends) so long as the amount of such interim dividends does not exceed the profits made since the end of the last financial year for which the annual accounts have been approved, if any, increased by profits carried forward and distributable reserves, and reduced by losses carried forward and sums to be allocated to a legal reserve allocated from our net profits.
Our shareholders may face more challenges in protecting their interests compared to shareholders of a U.S.
corporation, which could adversely impact the trading of our ordinary shares and our ability to pursue equity financings.
The rights of our shareholders and the responsibilities of our directors and officers under Luxembourg law will be different from those applicable to a corporation incorporated in the United States. In addition, the laws governing the securities of
Luxembourg companies may not be as extensive as those in effect in the United States, and Luxembourg laws and regulations in respect of corporate governance matters may not be as protective nor offer the same level of protection for minority shareholders as state corporation laws do in the United States. For example, neither the Lux Articles nor
Luxembourg law provide for appraisal rights for dissenting shareholders in certain extraordinary corporate transactions
(but shareholders will have, subject to certain procedures and conditions, the right to transfer their shares to the Company for adequate cash compensation in connection with specific transactions governed by Title X (Restructurings), Chapter II
(Mergers), Section 5 (European-cross border mergers), Chapter III (Divisions), Section 4 (European cross-border divisions) and Chapter VI (Cross-border conversions), Section 2 (European cross-border conversions) of the Luxembourg
Company Law) that may otherwise be available to shareholders under certain U.S. state laws. Therefore, our shareholders may find it more difficult or challenging to protect their interests in connection with actions taken by our directors and officers or our principal shareholders than they would as shareholders of a corporation incorporated in the
United States. As a result, the trading of our ordinary shares and our ability to pursue equity financings could be adversely impacted.
Holders of ordinary shares of Lux Criteo may not be able to exercise preferential subscription rights and may suffer dilution of their shareholding in the event of future share issuances.
The Company’s shareholders are being asked to consider and vote on a proposal to adopt the Lux Articles which will authorize the Board to limit or withdraw shareholders’ preferential subscription rights otherwise provided by Luxembourg
Company Law to the extent the Board deems such limitation or withdrawal advisable for any issuance or issuances of ordinary shares within the scope of our authorized share capital for a period of five years from the date of the Constat
Deed passed by the Luxembourg notary for the Conversion.
Any issuances of ordinary shares may be issued above, at or below market value as well as by way of incorporation of available reserves (including, among other things, a share premium). In addition, a shareholder may not be able to exercise the shareholders’ preferential right on a timely basis or at all, unless the shareholder complies with the requirements set forth under Luxembourg law and applicable laws in the jurisdiction in which the shareholder is resident, particularly in the United States. As a result, the shareholding of such shareholders may be materially diluted in the event of future share issuances. Moreover, in the case of an increase in capital by a contribution in kind, no preferential rights of the existing shareholders exist.
Investors may have difficulty enforcing civil liabilities against us or any of our directors, officers or other employees.
Following the Conversion, we will be a Company organized under the law of Luxembourg. Certain of our directors and members of senior management, and those of certain of our subsidiaries, are non-residents of the United States, and all or a substantial portion of our assets and the assets of such persons are located outside the United States. As a result, it may not be possible to serve process on such persons or us in the United States or to enforce judgments obtained in U.S.
courts against them or us based on civil liability provisions of the securities laws of the United States.
As there is no treaty in force governing the reciprocal recognition and enforcement of judgments in civil and commercial matters between the United States and the Grand Duchy of Luxembourg, courts in Luxembourg will not automatically recognize and enforce a final judgment rendered by a U.S. court. A valid final, non-appealable and conclusive judgment against a company incorporated and existing in Luxembourg obtained from a court of competent jurisdiction in the United
States remains in full force and effect after all appeals as may be taken in the relevant state or federal jurisdiction with respect thereto have been taken, may be entered and enforced through a court of competent jurisdiction of Luxembourg,

subject to compliance with the enforcement procedures (exequatur) set out in the relevant provisions of the Luxembourg
New Code of Civil Procedure (Nouveau Code de Procédure Civile) and Luxembourg case law, being:
•the judgment of the U.S. court is final and enforceable (executoire) in the United States;
•the U.S. court had indirect jurisdiction over the subject matter leading to the judgment (that is, there was a distinctive link between the U.S. court and the subject matter and the U.S. court did not infringe upon the exclusive jurisdiction of the Luxembourg courts);
•the trial leading to the judgment of the U.S. court was fair (that is namely the counterparty had the opportunity to appear and, if it appeared, to present a defense), the decision of the foreign court must not have been obtained by fraud, but in compliance with the rights of the defendant;
•the judgment of the U.S. court does not contravene Luxembourg international public policy; and
•the U.S. court proceedings were not of a criminal or tax nature.
Subject to the above conditions, Luxembourg courts currently do not review the merits of judgments rendered by the U.S.
courts even though there is no statutory prohibition of such review.
In case of court proceedings in a Luxembourg court, the Luxembourg court may require that the judgment obtained in a
U.S. court and the enforcement of which is sought in Luxembourg be translated into French, German or Luxembourgish.
If an original action is brought in Luxembourg, without prejudice to specific conflict of law rules, Luxembourg courts may refuse to apply the designated law (i) if the choice of such foreign law was not bona fide, (ii) if the foreign law was not pleaded and proved or (iii) if pleaded and proved, such foreign law was contrary to mandatory Luxembourg laws or incompatible with Luxembourg public policy (ordre public). In an action brought in Luxembourg on the basis of U.S. federal or state securities laws, Luxembourg courts may not have the requisite power to grant the remedies sought. Also, an exequatur may be refused in respect of punitive damages.
Furthermore, in the event of any proceedings being brought in a Luxembourg court in respect of a monetary obligation expressed to be payable in a currency other than euro, a Luxembourg court would have power to give a judgment expressed as an order to pay a currency other than euro. However, enforcement of the judgment against any party in
Luxembourg would be available only in euro and for such purposes all claims or debts would be converted into euro.
Under Luxembourg law, contractual provisions allowing the service of process against a party to a service agent could be overridden by Luxembourg statutory provisions allowing the valid serving of process against a party in accordance with applicable laws at the domicile of the party.
The Lux Articles will contain an exclusive forum provision that could limit a shareholder’s ability to bring a claim in a judicial forum that the shareholder believes is favorable for such disputes and may discourage lawsuits against us or any of our directors, officers or other employees.
The Lux Articles will provide that the competent courts in the Grand Duchy of Luxembourg will be the exclusive forum for any disputes arising out of or in connection with the Lux Articles, notably (i) any derivative action or proceeding brought on behalf of the Company, (ii) any action asserting a claim of breach of a fiduciary or other duty owed by any director, officer or other employee of the Company to the Company or the Company’s shareholders, (iii) any action asserting a claim arising pursuant to any provision of the Luxembourg Company Law, or (iii) any action or proceeding asserting a claim or otherwise related to the affairs of the Company. However, the foregoing will explicitly not apply to (x) suits brought to enforce any liability or duty created by the Exchange Act or the rules and regulations promulgated thereunder or any other claim for which the U.S. federal courts have exclusive jurisdiction and (y) any complaint asserting a cause of action arising under the Securities Act, for which the federal district courts of the United States of America will, to the fullest extent permitted by law, be the sole and exclusive forum for the resolution thereof unless the Company consents in writing to the selection of an alternative forum. The exclusive forum provisions in the Lux Articles will not relieve us of our duties to comply with U.S. federal securities laws and the rules and regulations thereunder and, accordingly, actions by our shareholders to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder must be brought in U.S. federal courts. Our shareholders will not be deemed to have waived our compliance with these laws, rules and regulations.
The exclusive forum provisions in the Lux Articles may limit a shareholder’s ability to bring a claim in a judicial forum of its choosing for disputes with the Company or its directors, officers or other employees, which may discourage lawsuits against us or our directors, officers or other employees. In addition, shareholders who do bring a claim in the Grand Duchy of Luxembourg or in the federal district courts of the United States could face additional litigation costs in pursuing any such claim, particularly in case they do not reside in or near such respective jurisdictions. The court in the designated forum under our exclusive forum provisions may also reach different judgments or results than would other courts,

including courts where a shareholder would otherwise choose to bring the action, and such judgments or results may be adverse to our shareholders. Further, the enforceability of similar exclusive forum provisions in other companies’
organizational documents has been challenged in legal proceedings, and it is possible that a court could find any of our exclusive forum provisions to be inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings. If a court were to find all or any part of our exclusive forum provisions to be inapplicable or unenforceable in an action, we might incur additional costs associated with resolving such action in other jurisdictions.
Even if a Luxembourg or other foreign court agrees to hear a U.S. securities law claim, it may determine that the law of the jurisdiction in which the foreign court resides, and not U.S. law, is applicable to the claim. Further, if U.S. law is found to be applicable, the content of applicable U.S. law must be proved as a fact, which can be a time-consuming and costly process, and procedural rules would still be governed by the law of the jurisdiction in which the foreign court resides.
Furthermore, Luxembourg law does not recognize a shareholder’s right to bring a derivative action on behalf of the
Company, except in limited cases. Minority shareholders holding securities entitled to vote at the general meeting and holding at least 10.0% of the voting rights of the Company may bring an action against the directors on behalf of the
Company. Minority shareholders holding at least 10.0% of the voting rights of the Company may also ask the directors questions in writing concerning acts of management of the Company or one of its subsidiaries, and if the Company fails to answer these questions within one month, these shareholders may apply to the Luxembourg courts to appoint one or more experts instructed to submit a report on these acts of management.
Luxembourg insolvency laws may offer our shareholders less protection than they would have under U.S.
insolvency laws.
Following the Conversion we will be subject to Luxembourg insolvency laws in the event any insolvency proceedings are initiated against us including, among other things, Council Regulation (EC) No. 2015/848 of May 20, 2015, on insolvency proceedings (recast), as amended. Should courts in another European country determine that they have jurisdiction over us, such courts may apply the insolvency laws of that country in accordance with and subject to such EU regulations.
Insolvency laws in Luxembourg or the relevant other European country, if any, may offer our shareholders less protection than they would have under U.S. insolvency laws and make it more difficult for them to recover the amount they could expect to recover in a liquidation under U.S. insolvency laws.
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
Governance
Our Board is primarily responsible for the oversight of our risk management activities and has delegated to the Audit
Committee the responsibility to assist in this task.
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
As a member of the GRCC, the CISO briefs the Audit Committee on the information security program, major risks and any cybersecurity incidents, typically at least annually. Additionally, cybersecurity risks are reported to the Board, at least annually, as part of Criteo’s enterprise risk mapping (“ERM”) program.
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
Risk Management
Our security team has several touch points within the business in order to adequately address and mitigate risks. For instance, the team provides mandatory cybersecurity awareness training for all employees and a recurring phishing simulation campaign. Our technical security teams use a combination of threat intelligence tools, defensive tools and proactive testing to detect vulnerabilities and respond. Our technical security teams also invest in building new tools and integrating solutions to improve our security posture on an ongoing basis.
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

Item 2.    Properties
Our headquarters are located in Paris, France, in an approximately 9,216 square meter facility, under a lease agreement expiring in March 2031. In addition, we had 26 offices in 19 countries as of December 31, 2025. We currently lease space in data centers from third-party hosting providers to operate our servers located in the U.S. (Texas, Virginia), France, the
Netherlands, Singapore and Japan. The properties are used by both of our segments. We believe that our facilities are adequate for our current needs.
Item 3.    Legal Proceedings
For a discussion of our legal proceedings, refer to Note 19 Commitments and contingencies.
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
Holders
As of January 31, 2026, there were 32 holders of record of our ordinary shares and 183 participants in DTC that held our
ADSs. The actual number of holders is greater, and includes beneficial owners whose ADSs are held in street name by brokers and other nominees. This number of holders of record and DTC participants also does not include holders whose shares may be held in trust by other entities.
ADS Performance Graph
The following graph matches our cumulative five-year total shareholder return on our ADSs with the cumulative total returns of the Russell 2000 Index and the Nasdaq Internet Index. The graph tracks the performance of a $100 investment in our ADSs and in each index (with the reinvestment of all dividends) from December 31, 2020 to December 31, 2025.
The returns shown are based on historical results and are not intended to suggest future performance.

$300
$250
$200
$150
$100
$50
$0
12/20
12/21
12/22
12/23
12/24
12/25
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
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
On January 31, 2025 the Board extended our previously authorized share repurchase program of up to $630.0 million of outstanding ADS to an increased amount of up to $805.0 million in January 2025. During 2025, we spent $152 million on
ADS repurchases. The following table provides certain information with respect to our purchases of our ADSs during the fourth fiscal quarter of 2025:

Period	Total Number of Shares Purchased	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
October 1 to 31, 2025	78,008	$22.46	78,008	$102,007,742
November 1 to 30, 2025	630,000	$21.57	630,000	$88,410,174
December 1 to 31, 2025	1,041,808	$20.41	1,041,808	$67,139,720
Total	1,749,816		1,749,816	—
(1) Weighted average price paid per share excludes any broker commissions paid.
Recent Sales of Unregistered Securities and Use of Proceeds
There were no unregistered sales of equity securities during 2025.
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
Further, any investment (i) by (a) an non-French citizen, (b) any French citizen not residing in France, (c) any non-French entity or (d) any French entity controlled by one of the aforementioned persons or entities, (ii) that will result in the relevant investor (a) acquiring control of any entity registered in France, (b) acquiring all or part of a business line of an entity registered in France, or (c) for non-EU or non-EEA investors crossing, directly or indirectly, alone or in concert, a 25%
threshold of voting rights in an entity registered in France, and (iii) made in certain strategic industries, including activities likely to prejudice national defense interests, public policy or public security (such as cryptology, data capturing devices, data storage and IT systems) and research and development related to critical technologies (such as AI and cybersecurity) is subject to the prior authorization of the French Ministry of Economy, which authorization may be conditioned on certain undertakings. For the purposes of (ii)(a) in the preceding sentence, ownership of at least 40% of our share capital or voting rights is regarded as a controlling interest, but a lower percentage might be held to be a controlling interest in certain circumstances depending upon factors such as the acquirer’s intention, the acquirer’s ability to elect directors, and financial reliance by the company on the acquirer.
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
Purchasing Consequences
Financial Transactions Tax
Pursuant to Article 235 ter ZD of the French Tax Code ("FTC"), purchases of shares or ADSs of a French company listed on a regulated market of the EU or an exchange formally acknowledged by the French Financial Market Authority ("AMF")
are subject to a 0.4% French tax on financial transactions provided that the issuer’s market capitalization exceeds €1 billion as of December 1 of the year preceding the taxation year. The above mentioned rate amounted to 0.3% until April
1, 2025.
A list of companies whose market capitalization exceeds €1 billion as of December 1 of the year preceding the taxation year within the meaning of Article 235 ter ZD of the FTC is published annually by the French tax authorities. Pursuant to
Regulations BOI‑ANNX‑000467 issued on December 17, 2025, Criteo is currently not included in such list. Please note that such list may be updated from time to time, or may not be published anymore in the future. Moreover, Nasdaq, on which Criteo's ADSs are listed for trading, is not currently acknowledged by the AMF but this may change in the future.
Consequently, Criteo’s securities should not fall within the scope of the tax on financial transactions described above and purchasers of Criteo's securities in 2025 should not be subject to the tax on financial transactions.
Registration Duties
In the case where Article 235 ter ZD of the FTC is not applicable, transfers of shares which are not listed on a regulated market of the EU or an exchange formally acknowledged by the AMF are subject to uncapped registration duties at the rate of 0.1%.

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
Dividends paid to a U.S. Holder that has not filed the Form 5000 before the dividend payment date will be subject to
French withholding tax at a rate which is currently 12.8% for individuals, 25% for corporations, or 75% if paid in a non-
cooperative State or territory (as defined in Article 238-0 A of the FTC). Such U.S. Holder may claim a refund from the
French tax authorities of the amount withheld in excess of the Treaty rates of 15% or 5%, if any, provided that such holder duly completes and provides the French tax authorities with the treaty forms (Form 5000 and Form 5001) before
December 31 of the second calendar year following the year during which the dividend is paid. Certain qualifying pension funds and certain other tax-exempt entities are subject to the same general filing requirements as other U.S. Holders except that they may have to supply additional documentation evidencing their entitlement to these benefits.
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
A U.S. Holder that is not a U.S. resident for Treaty purposes or is not entitled to Treaty benefits (and in both cases is not resident, established or incorporated in a non-cooperative State or territory as defined in Article 238-0 A of the FTC) and has held more than 25% of Criteo's dividend rights at any time during the preceding five years, either directly or indirectly, and, as relates to individuals, alone or with relatives, will be subject to a levy in France at the rate of (i) 25% if such U.S.
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
If we are eligible for benefits under the Treaty, dividends we pay on our ADSs or ordinary shares, regardless of whether such ADSs or shares are considered readily tradable on an established securities market in the U.S., would be eligible for the reduced rates of taxation described in the preceding paragraph, provided the other conditions described above are satisfied. Further, as discussed below under “PFIC Rules”, although there can be no assurance that we will or will not be considered a PFIC for any taxable year, we believe we were not a PFIC for our 2025 taxable year and we do not anticipate that we will be a PFIC in the current and future taxable years. U.S. Holders should consult their tax advisors regarding the availability of the reduced tax rate on dividends in their particular circumstances.
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

Based on the value and composition of our assets, although not free from doubt, we do not believe we were a PFIC for the taxable year ended December 31, 2025, and we do not expect to be a PFIC in the current taxable year or the foreseeable future. Since a separate factual determination as to whether we are or have become a PFIC must be made each year (after the close of such year), we cannot assure you that we will not be or become a PFIC in the current year or any future taxable year.
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
APPLICABLE TO THEM OF THE OWNERSHIP AND DISPOSITION OF OUR ADSs OR ORDINARY SHARES IN
THEIR PARTICULAR CIRCUMSTANCES.

Item 6.    [Reserved]

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this Form 10-K. This section generally discusses 2025 results compared to 2024 results. Discussion of 2024 results compared to 2023 results to the extent not included in this report can be found in Item 7 of our 2024 Annual Report on Form 10-K.
To supplement our consolidated financial statements, which are prepared and presented in accordance with generally accepted accounting principles in the United States of America ("GAAP"), we present Contribution ex-TAC, and Adjusted
EBITDA, which are non-GAAP financial measures. We define Contribution ex-TAC as a profitability measure akin to gross profit. It is calculated by deducting traffic acquisition costs from revenue and reconciled to gross profit through the exclusion of other costs of revenue. Contribution ex-TAC is presented in the section entitled "Contribution excluding
Traffic Acquisition Costs", which includes a reconciliation to its most directly comparable GAAP financial measure, Gross
Profit. We define Adjusted EBITDA as our consolidated earnings before financial income (expense), income taxes, depreciation and amortization, adjusted to eliminate the impact of equity related compensation, which includes employee equity awards compensation and director fees for share purchases, pension service costs, certain acquisition costs, certain restructuring and related costs, integration and transformation costs, and other nonrecurring or non cash items impacting net income that we do not consider indicative of our business performance. Adjusted EBITDA is presented in the section entitled "Adjusted EBITDA", which includes a reconciliation to its most directly comparable GAAP financial measure, Net Income. We also present revenues, traffic acquisition costs and Contribution ex-TAC on a constant currency basis; these measures exclude the impact of foreign currency fluctuations and are computed by applying the average exchange rates for the prior year to the current year figures. A reconciliation is provided in the section entitled "Constant
Currency Reconciliation".
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
Overview
We are a global technology company driving superior commerce outcomes for marketers and media owners through the world’s leading Commerce Intelligence Platform. We operate in digital advertising, leveraging commerce data and AI to connect ecommerce, digital marketing and media monetization to reach consumers throughout their entire shopping journey. Our vision is to bring richer experiences to every consumer by supporting a fair and open internet that enables discovery, innovation, and choice – powered by trusted and impactful advertising. We have accelerated and deeply transformed the Company from a single-product to a multi-solution platform provider, fast diversifying our business into new solutions.
We report our financial results based on two reportable segments: Retail Media and Performance Media.
–Retail Media: This segment encompasses revenue generated from brands, agencies and retailers for the purchase and sale of retail media digital advertising inventory and audiences, and services.
–Performance Media: This segment encompasses our targeting capabilities and supply and AdTech services.

Full Year 2025 financial highlights
For the year ended December 31, 2025, revenue was $1,944.9 million, up 1% compared to the prior year, reflecting growth in Retail Media and flat revenue in Performance Media. At constant currency, revenue was flat.
Gross profit for the year ended December 31, 2025 increased by 7% to $1,049.4 million, compared to the prior year, primarily due to lower traffic acquisition costs, lower hosting costs and a decrease in depreciation expense of data center servers.
Contribution ex-TAC for the year ended December 31, 2025 increased by 5% to $1,174.6 million, compared to the prior year, driven by growth in Retail Media and Performance Media. At constant currency, Contribution ex-TAC increased by
3%.
Net income for the year ended December 31, 2025 increased by 30% to $149.4 million, compared to the prior year, primarily due to higher gross profit.
Adjusted EBITDA for the year ended December 31, 2025 increased by 4% to $406.7 million, compared to the prior year, primarily due to higher Contribution ex-TAC, partially offset by an increase in operating expenses.
Cash flow from operating activities was $311.2 million for the year ended December 31, 2025, compared to $258.2 million in the prior year.
Trends, Opportunities and Challenges
We believe our performance and future success depend on several factors that present significant opportunities but also pose risks and challenges, including those referred to in Part I, Item 1A.
As previously disclosed, our largest customer notified us that they will curtail the scope of future services commencing
November 1, 2025. For the year ended December 31, 2025, this customer accounted for 5% of our total revenue. The anticipated reduction in revenue was reflected in our updated financial projections and incorporated into our annual goodwill impairment test for the year ended December 31, 2025. Based on our quantitative assessment, the estimated fair value of the Retail Media reporting unit exceeded its carrying value and no impairment was recorded. Further reductions in projected revenue, margin performance, or adverse changes in market conditions could reduce the estimated fair value, and may result in goodwill impairment in future periods.
During 2025, a large U.S. retailer – that is a customer primarily in our Performance Media segment – experienced financial difficulty and subsequently filed for bankruptcy. As of year end 2025, the Company recorded a full allowance for
$5.9 million for the related receivables.
Develop and Scale our Commerce Intelligence Platform
Our future growth depends upon our ability to retain and scale our existing clients and increase the usage of our platform as well as adding new customers. We believe that we are in a leading position in the Commerce Media space as we have unique commerce data at scale, deep integrations with retailers, a large client base, differentiated technology and an R&D powerhouse. By unifying the Commerce Media ecosystem with a multi-retailer, multi-channel, multi-format approach and providing full funnel closed loop measurement to our clients, we believe we are well positioned to capture more ad budgets and market share.
Business and Macroeconomic Conditions
Global economic and geopolitical conditions remained volatile in 2025, including continued inflationary pressures in certain markets, and high interest rates. The economic uncertainty resulting from these factors may negatively impact advertising demand, consumer spending behavior, and our business performance.

These factors, among others, including inflationary pressures and changes in political and economic policies such as the introduction of new or additional tariffs, make it difficult for Criteo and our clients to accurately forecast and plan future business activities. As a result, our clients may reduce, delay, or more cautiously allocate their advertising spending, which could adversely affect our business, financial condition and results of operations. We continue to monitor macroeconomic conditions closely and may take actions in response to such conditions to the extent they adversely affect our business.
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

A.Operating Results
Critical Accounting Estimates
Our consolidated financial statements have been prepared in accordance with GAAP. The preparation of our consolidated financial statements requires us to make estimates, assumptions and judgments that affect the reported amounts of revenue, assets, liabilities, costs and expenses. We base our estimates and assumptions on historical experience and other factors that we believe to be reasonable under the circumstances. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may materially differ from these estimates.
An accounting policy is deemed to be critical if it requires an accounting estimate to be made on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably possible could materially impact the financial statements. We believe estimates associated with (1) revenue recognition, including judgments made in the determination of whether we are acting as a principal or agent (2) income taxes, including i) recognition of deferred tax assets arising from the subsidiaries projected taxable profit for future years, ii) evaluation of uncertain tax positions and iii) recognition of income tax position in respect with tax reforms recently enacted in countries where we operate, (3) assumptions used in valuing long-lived assets including intangible assets, and goodwill, and (4) assumptions surrounding the recognition and valuation of contingent liabilities and losses, are critical as they are made based on assumptions about matters which are uncertain. See Note 1
Principles and Accounting Methods to our audited consolidated financial statements beginning on page F-1 for a description of our other significant accounting policies.
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
For additional information regarding revenue and the assumptions used for determining our revenue recognition refer to
Note 1 Principles and Accounting Methods of our financial statements.
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
Goodwill is tested for impairment at the reporting unit level annually, or more frequently if events or changes in circumstances would indicate that the fair value of a reporting unit may be below its carrying value. Fair value is estimated using a discounted cash flow model. Goodwill has been allocated to segments using a relative fair value allocation approach. The annual impairment test incorporated updated revenue projections, including the anticipated impact of the reduction in services from our largest customer, which resulted in a decrease in the excess of fair value over carrying value for the Retail Media reporting unit compared to the prior year. Fair value continued to exceed carrying value. For the year ended December 31, 2025, no impairment of goodwill has been identified.
Long-lived assets, including property and equipment and finite-lived intangible assets are reviewed for impairment whenever events or circumstances indicate that the carrying amount of such assets may not be recoverable. The evaluation is performed at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. Recoverability of these assets is measured by a comparison of the carrying amounts to the future undiscounted cash flows the assets are expected to generate from the use and eventual disposition. If such review indicates that the carrying amount of property and equipment and intangible assets is not recoverable, the carrying amount of such assets is reduced to fair value.
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
Change in Accounting Estimate
In January 2025, we completed an assessment of the useful lives of our servers and network equipment, resulting in a change in the estimated useful life of certain servers and network equipment from five to six years. This change in accounting estimate is effective beginning fiscal year 2025. For additional information regarding the change in useful lives refer to Note 1 Principles and Accounting Methods of our financial statements.
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
Revenue
For Retail Media, we generate revenue by providing our platform to brands, agencies and retailers for the purchase and sale of digital advertising inventory. Generally, our revenue is based on a percentage of working media spend that runs through our platform. The working media spend running through the platform depends on various factors, such as but not limited to the number of customers using the platform and the budgets allocated by brands and agencies to the Criteo platform. In Retail Media, we also generate revenue by providing professional services to our customers. Retail Media revenue is primarily recognized on a net basis, as we act as an agent in the transaction.
For Performance Media, we primarily generate revenues by delivering personalized display advertisements featuring product-level recommendations to our customers, including brands and advertising agencies.

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
Refer to Note 1 Principles and Accounting Methods of our financial statements for a description of our revenue recognition policies.
Cost of Revenue
Our cost of revenue includes traffic acquisition costs and other cost of revenue. Traffic acquisition costs consist primarily of purchases of impressions from publishers on a cost-per-thousand-impressions ("CPM") basis, incurred to generate our revenues, for the Performance Media segment. We purchase impressions directly from publishers or third-party intermediaries, such as advertisement exchanges. We recognize cost of revenue on a publisher by publisher basis as incurred. Costs owed to publishers but not yet paid are recorded in our Consolidated Statements of Financial Position as
trade payables. For a discussion of the trends we expect to see in traffic acquisition costs, see the section entitled " -
Highlights and Trends - Contribution ex-TAC" in Item 7.E -Trend Information below.
Other cost of revenue includes expenses related to depreciation of data center equipment, costs to lease data centers, cost of data purchased from third parties, digital taxes, and third-party hosting fees. The Company does not build or operate its own data centers and none of its Research and Development employees are dedicated to revenue generating activities. As a result, we do not include the costs of such personnel in other cost of revenue.
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
Financial and Other Income (Expense)
Financial and Other Income (Expense) primarily consists of:
•Exchange differences arising on the settlement or translation into local currency of monetary balance sheet items labeled in euros (the Company's functional currency). At December 31, 2025, our exposure to foreign currency risk was centralized at parent company level and hedged. These exchange differences in euro are then translated into U.S.
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
Recent Accounting Pronouncements
For a discussion of recent accounting pronouncements applicable to us, see Note 1 Principles and Accounting Methods to
our audited consolidated financial statements beginning on page F-1.

Results of Operations for the Years Ended December 31, 2025, 2024 and 2023
Revenue breakdown by segment

	Year Ended December 31,
	2025	2024	2023	2025 vs 2024	2024 vs 2023
	(in thousands)
Revenue as reported	$1,944,901	$1,933,289	$1,949,445	1%	(1)%
Conversion impact U.S. dollar/other currencies	(21,134)	24,509	8,927
Revenue at constant currency	$1,923,767	$1,957,798	$1,958,372	—%	—%

Retail Media as reported	$263,872	$258,303	$209,007	2%	24%
Conversion impact U.S. dollar/other currencies	(705)	572	(1,143)
Retail Media at constant currency	$263,167	$258,875	$207,864	2%	24%

Performance Media revenue as reported	$1,681,029	$1,674,986	$1,740,438	—%	(4)%
Conversion impact U.S. dollar/other currencies	(20,429)	23,937	10,070
Performance Media revenue at constant currency	$1,660,600	$1,698,923	$1,750,508	(1)%	(2)%
2025 Compared to 2024
Revenue in 2025 increased $11.6 million, or 1% (or flat on a constant currency basis) to $1,944.9 million compared to
2024. The year-over-year increase in revenue was driven by the increase in Retail Media revenue and flat Performance
Media revenue.
Retail Media revenue increased 2% (or 2% on a constant currency basis) to $263.9 million for 2025, driven by continued
strength in Retail Media onsite, in particular in the U.S. market, and growing network effects of onboarding brands and retailers to the platform, partially offset by the temporary impact of previously communicated scope changes with two specific Retail Media clients.
Performance Media revenue remained flat (or decreased (1)% on a constant currency basis) to $1,681.0 million for 2025, driven by lower spend in our AdTech services and supply business and soft retail trends, in particular related to fashion, partially offset by continued strength in travel and marketplaces.
In the year ended December 31, 2025, approximately 91% of revenue came from existing clients while 9% came from new client additions.
Additionally, our $1,944.9 million of revenue for 2025 was positively impacted by $21.1 million of currency fluctuations, primarily as a result of the euro growing stronger compared to the U.S. dollar.
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
Performance Media revenue decreased (4)% (or (2)% on a constant currency basis) to $1,675.0 million for 2024, driven by lower spend in our AdTech services and supply business, soft retail trends, partially offset by continued strength in travel and marketplaces.

Additionally, $1,933.3 million of revenue for 2024 was negatively impacted by $24.5 million of currency fluctuations, particularly as a result of the depreciation of the euro compared to the U.S. dollar.
Revenue breakdown by region

	Year Ended December 31,			% change
	2025	2024	2023	2025 vs 2024	2024 vs 2023
	(in thousands)
Revenue as reported	$1,944,901	$1,933,289	$1,949,445	1%	(1)%
Conversion impact U.S. dollar/other currencies	(21,134)	24,509	8,927
Revenue at constant currency	$1,923,767	$1,957,798	$1,958,372	—%	—%

Americas
Revenue as reported	$836,670	$892,175	$887,247	(6)%	1%
Conversion impact U.S. dollar/other currencies	2,716	3,816	(2,638)
Revenue at constant currency	$839,386	$895,991	$884,609	(6)%	1%

EMEA
Revenue as reported	$728,052	$676,455	$672,610	8%	1%
Conversion impact U.S. dollar/other currencies	(25,476)	1,283	(28,430)
Revenue at constant currency	$702,576	$677,738	$644,180	4%	1%

Asia-Pacific
Revenue as reported	$380,179	$364,659	$389,588	4%	(6)%
Conversion impact U.S. dollar/other currencies	1,626	19,410	39,995
Revenue at constant currency	$381,805	$384,069	$429,583	5%	(1)%
2025 Compared to 2024
Our revenue in the Americas region decreased $(55.5) million or (6)% (or (6)% on a constant currency basis) to
$836.7 million for 2025 compared to 2024. This reflects lower Performance Media revenue primarily due to soft retail trends and lower spend in our supply and AdTech services, partially offset by growth in Retail Media.
Our revenue in the EMEA region increased $51.6 million, or 8% (or 4% on a constant currency basis) to $728.1 million for
2025 compared to 2024. This increase was driven by an increase in Performance Media primarily due to strength in travel, slightly offset by a decrease in Retail Media.
Our revenue in the Asia-Pacific region increased $15.5 million, or 4% (or 5% on a constant currency basis) to
$380.2 million for 2025 compared to 2024. The increase was driven by growth in Retail Media and in Performance Media.
The Performance Media increase was driven by strong travel and marketplace trends, partially offset by soft retail trends in the region.
2024 Compared to 2023
Our revenue in the Americas region increased $4.9 million or 1% (or 1% on a constant currency basis) to $892.2 million for
2024 compared to 2023. This reflects continued strong performance of Retail Media as the platform continues to scale with large retailers and consumer brands, and strength in travel and marketplaces in Performance Media, partially offset by soft retail trends and lower spend in our AdTech services and supply business.
Our revenue in the EMEA region increased $3.8 million, or 1% (or 1% on a constant currency basis) to $676.5 million for
2024 compared to 2023. This increase was driven by continued traction in Retail Media and continued strength in travel and marketplaces, partially offset by soft retail trends.

Our revenue in the Asia-Pacific region decreased $(24.9) million, or (6)% (or (1)% on a constant currency basis) to
$364.7 million for 2024 compared to 2023. The decrease was driven by soft marketplace trends, partially offset by solid retail and travel trends in the region.
Cost of Revenue

	Year Ended December 31,			% change
	2025	2024	2023	2025 vs 2024	2024 vs 2023
	(in thousands, except percentages)
Traffic acquisition costs	$770,284	$811,806	$926,839	(5)%	(12)%
Other cost of revenue	125,237	138,512	159,562	(10)%	(13)%
Total cost of revenue	$895,521	$950,318	$1,086,401	(6)%	(13)%
% of revenue	46%	49%	56%
% of Gross profit	54%	51%	44%

	Year Ended December 31,			% change
	2025	2024	2023	2025 vs 2024	2024 vs 2023
	(in thousands, except percentages)
Retail Media	$4,188	$4,457	$5,547	(6)%	(20)%
Performance Media	766,096	807,349	921,292	(5)%	(12)%
Traffic Acquisition Costs	$770,284	$811,806	$926,839	(5)%	(12)%
2025 Compared to 2024
Total cost of revenue for 2025 decreased $(54.8) million, or (6)%, compared to 2024. This decrease was primarily the result of a $(41.5) million, or (5)% decrease in traffic acquisition costs (or (6)% on a constant currency basis), and $(13.3) million, or (10)% decrease in other cost of revenue.
The decrease in Performance Media's traffic acquisition costs of (5)% (or (6)% on a constant currency basis) related primarily to the 5% decrease in the average CPM for inventory purchased, including lower CPMs for signal-limited environments where Criteo continues to perform, while the number of impressions we purchased was flat compared to last year. Traffic acquisition costs in Retail Media decreased by (6)%.
The decrease in other cost of revenue includes a decrease in depreciation of data center servers of $(9.3) million, hosting costs of $(3.2) million and other cost of sales of $(0.8) million.
2024 Compared to 2023
Cost of revenue for 2024 decreased $(136.1) million, or (13)%, compared to 2023. This decrease was primarily the result of a $(115.0) million, or (12)% decrease in traffic acquisition costs (or (11)% on a constant currency basis), and $(21.1)
million, or (13)% decrease in other cost of revenue.
The decrease in Performance Media's traffic acquisition costs of (12)% (or (11)% on a constant currency basis) related primarily to the (19)% decrease in the average CPM for inventory purchased, including lower CPMs for signal-limited environments where Criteo continues to perform, partially offset by an 8% increase in the number of impressions we purchased, reflecting our expanding relationships with existing and new publisher partners, in particular through direct connections, to support client demand for advertising campaigns. Traffic acquisition costs in Retail Media decreased by
(20)%.
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
The below table provides a reconciliation of Contribution ex-TAC to gross profit:

	Year Ended December 31,			% change
	2025	2024	2023	2025 vs 2024	2024 vs 2023
	(in thousands, except percentages)
Gross Profit	$1,049,380	$982,971	$863,044	7%	14%
Other Cost of Revenue	125,237	138,512	159,562	(10)%	(13)%
Contribution ex-TAC	$1,174,617	$1,121,483	$1,022,606	5%	10%

The following table sets forth our revenue and Contribution ex-TAC by segment:

		Year Ended December 31,			% change
	Segment	2025	2024	2023	2025 vs 2024	2024 vs 2023
		(in thousands)
Revenue	Retail Media	$263,872	$258,303	$209,007	2%	24%
	Performance Media	1,681,029	1,674,986	1,740,438	—%	(4)%
	Total	$1,944,901	$1,933,289	$1,949,445	1%	(1)%

Contribution ex-TAC	Retail Media	$259,684	$253,846	$203,460	2%	25%
	Performance Media	914,933	867,637	819,146	5%	6%
	Total	$1,174,617	$1,121,483	$1,022,606	5%	10%
Gross Profit increased $66.4 million, or 7% for the twelve months ended December 31, 2025 compared to the twelve months ended December 31, 2024, and Contribution ex-TAC increased $53.1 million, or 5% for the twelve months ended
December 31, 2025 compared to the twelve months ended December 31, 2024. The increase in Gross Profit and
Contribution ex-TAC was driven by growth in Retail Media and lower traffic acquisition costs in Performance Media, related primarily to the decrease of the average CPM for inventory purchased.
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
excluding the effect of foreign currency translation because they believe this better represents our underlying business trends. Below is a table which reconciles the actual results presented in this section with the results presented on a constant currency basis:

	Year Ended December 31,			% change
	2025	2024	2023	2025 vs 2024	2024 vs 2023
	(in thousands)
Revenue as reported	$1,944,901	$1,933,289	$1,949,445	1%	(1)%
Conversion impact U.S. dollar/other currencies	(21,134)	24,509	8,927
Revenue at constant currency	$1,923,767	$1,957,798	$1,958,372	—%	—%

Traffic acquisition costs as reported	$770,284	$811,806	$926,839	(5)%	(12)%
Conversion impact U.S. dollar/other currencies	(7,198)	9,529	5,815
Traffic acquisition cost at constant currency	$763,086	$821,335	$932,654	(6)%	(11)%

Contribution ex-TAC as reported	$1,174,617	$1,121,483	$1,022,606	5%	10%
Conversion impact U.S. dollar/other currencies	(13,936)	14,980	3,112
Contribution ex-TAC at constant currency	$1,160,681	$1,136,463	$1,025,718	3%	11%

Other cost of revenue as reported	$125,237	$138,512	$159,562	(10)%	(13)%

Gross profit as reported	$1,049,380	$982,971	$863,044	7%	14%

Research and Development Expenses

	Year Ended December 31,			% change
	2025	2024	2023	2025 vs 2024	2024 vs 2023
	(in thousands, except percent of revenue)
Research and development expenses	$283,303	$279,341	$242,289	1%	15%
% of revenue	15%	14%	12%
2025 Compared to 2024
Research and development expenses for 2025 increased $4.0 million, or 1%, compared to 2024. This increase mainly related to an increase in amortization of intangibles and headcount-related expenses, partially offset by a decrease in share-based compensation.
2024 Compared to 2023
Research and development expenses for 2024 increased $37.1 million, or 15%, compared to 2023. This increase mainly related to an increase in amortization of intangibles and headcount-related expenses.
Sales and Operations Expenses

	Year Ended December 31,			% change
	2025	2024	2023	2025 vs 2024	2024 vs 2023

	(in thousands, except percent of revenue)
Sales and operations expenses	$394,370	$376,090	$406,012	5%	(7)%
% of revenue	20%	19%	21%

2025 Compared to 2024
Sales and operations expenses for 2025 increased $18.3 million, or 5%, compared to 2024. This increase was mainly driven by an increase in headcount-related expenses due to a one-time planned company-wide event, third-party services costs, and marketing costs.
2024 Compared to 2023
Sales and operations expenses for 2024 decreased $(29.9) million, or (7)%, compared to 2023. This decrease was mainly driven by a decrease in headcount-related expenses, bad debt expense and rent and facilities cost partially offset by marketing costs.
General and Administrative Expenses

	Year Ended December 31,			% change
	2025	2024	2023	2025 vs 2024	2024 vs 2023
	(in thousands, except percent of revenue)
General and administrative expenses	$168,942	$176,138	$137,525	(4)%	28%
% of revenue	9%	9%	7%
2025 Compared to 2024
General and administrative expenses for 2025 decreased $(7.2) million, or (4)%, compared to 2024. This decrease was mainly related to lower share-based compensation expense, nonrecurring change in the fair value of the earn-out related to the Iponweb acquisition in 2024, partially offset by higher provision for risk and charges.

2024 Compared to 2023
General and administrative expenses for 2024 increased $38.6 million, or 28%, compared to 2023. This increase was mainly related to the partial reversal of the loss contingency in 2023 related to the CNIL matter as described in Note 19
Commitments and contingencies, as well as third party services costs partially offset by a decrease of headcount-related expenses.
Financial and Other Income (Expense)

	Year Ended December 31,			% change
	2025	2024	2023	2025 vs 2024	2024 vs 2023
	(in thousands, except percent of revenue)
Financial and Other Income (Expense)	$809	$3,095	$(2,490)	(74)%	(224)%
% of revenue	—%	0.2%	(0.1)%
2025 Compared to 2024
Financial and Other Income for 2025 decreased by $(2.3) million, or (74)% compared to 2024. The $0.8 million financial and other income for the period ended December 31, 2025 was mainly driven by interests income offset by the recognition of a negative impact of foreign exchange, including end of year noncash marked to market, and financial expenses related to our €407 million available Revolving Credit Facility (RCF).
2024 Compared to 2023
Financial and Other Income for 2024 increased by $5.6 million, or 224% compared to 2023. The $3.1 million financial and other income for the period ended December 31, 2024 was mainly driven by interest income offset by the recognition of a negative impact of foreign exchange, including end of year noncash marked to market, the accretion of earn-out liability related to the Iponweb acquisition and financial expense relating to our €407 million available Revolving Credit Facility
(RCF).

Provision for Income Taxes

	Year Ended December 31,			% change
	2025	2024	2023	2025 vs 2024	2024 vs 2023
	(in thousands, except percent information)
Provision for income taxes	$54,195	$39,784	$20,084	36%	98%
% of revenue	3%	2%	1%
Effective tax rate	26.6%	25.8%	26.9%
2025 Compared to 2024
The provision for income tax expense for 2025 increased by $14.4 million, or 36%, compared to 2024, mainly due to the higher income before tax in 2025.
The annual effective tax rate for 2025 was 26.6%, compared to an annual effective tax rate of 25.8% for 2024. The effective tax rate in 2025 was primarily impacted by changes in unrecognized tax benefits and higher state taxes in the
U.S., partially offset by valuation allowance releases, and income taxed at reduced rates in France.
In 2025, our income before taxes increased by $49.1 million to $203.6 million, compared to 2024, generating a
$52.6 million theoretical income tax expense at a nominal standard French tax rate of 25.8%. This theoretical tax expense is impacted mainly by the following items contributing to a $54.2 million effective tax expense and a 26.6% effective tax rate: $10.4 million related to a change in unrecognized tax benefits, $8.9 million of state taxes, $4.8 million of other taxes presented as income taxes, and $3.5 million of non-deductible salaries for officers in the U.S. These items were partially offset by $(10.5) million related to valuation allowance releases, $(9.3) million of income eligible for a reduced taxation rate,
$(6.0) million attributable to the effect of different tax rates in foreign jurisdictions, and $(1.7) million of French research tax credits (Crédit d’Impôt Recherche). Please see Note 17 Income Taxes to our audited consolidated financial statements for more detailed information on the provision for income taxes.
During the year ended December 31, 2025, the adoption of Pillar Two resulted in an impact of $0.7 million recognized in
Provision for income taxes within the Consolidated Statement of Operations.
During the year ended December 31, 2025, the Company released a valuation allowance of approximately $9.7 million related to deferred tax assets in the United Kingdom, primarily as a result of sustained profitability.
2024 Compared to 2023
The provision for income taxes for 2024 increased by $19.7 million, or 98%, compared to 2023, due to the increase in profit before income taxes.
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
In 2024, our income before taxes increased by $79.8 million to $154.5 million, compared to 2023, generating a
$39.9 million theoretical income tax expense at a nominal standard French tax rate of 25.8%. This theoretical tax expense is impacted mainly by the following items contributing to a $39.8 million effective tax expense and a 25.8% effective tax rate: $5.7 million of net effect of share-based compensation, $7.7 million of permanent differences mainly employee costs, offset by $5.8 million tax deduction resulting from technology royalty income we received from our subsidiaries, and the recognition or reversal of valuation allowance on deferred tax assets of $5.8 million. Please see Note 17 Income Taxes to our audited consolidated financial statements for more detailed information on the provision for income taxes.
In 2024, the adoption of Pillar Two resulted in an impact of $3.0 million recognized in Provision for income taxes within the
Consolidated Statement of Operations.
Amounts recognized in our Consolidated Financial Statements are calculated at the level of each subsidiary within our
Consolidated Financial Statements.

Adjusted EBITDA
We define Adjusted EBITDA as our consolidated earnings before financial income (expense), income taxes, depreciation and amortization, adjusted to eliminate the impact of equity related compensation, which includes employee equity awards compensation and director fees for share purchases, pension service costs, certain acquisition costs, certain restructuring and related costs, integration and transformation costs, and other nonrecurring or noncash items impacting net income that we do not consider indicative of our ongoing business performance. Adjusted EBITDA is not a measure calculated in accordance with GAAP. We have included Adjusted EBITDA because it is a key measure used by our management and
Board of directors to understand and evaluate our core operating performance and trends, to prepare and approve our annual budget and to develop short-term and long-term operational plans. Accordingly, we believe that Adjusted EBITDA provides useful information to investors and others in understanding and evaluating our results of operations in the same manner as our management and Board of directors. Our use of Adjusted EBITDA has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our financial results as reported under GAAP. Some of these limitations are: (a) although depreciation and amortization are noncash charges, the assets being depreciated and amortized may have to be replaced in the future, and Adjusted EBITDA does not reflect cash capital expenditure requirements for such replacements or for new capital expenditure requirements; (b) Adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs; (c) Adjusted EBITDA does not reflect the potentially dilutive impact of equity-based compensation; (d) Adjusted EBITDA does not reflect tax payments that may represent a reduction in cash available to us; and (e) other companies, including companies in our industry, may calculate Adjusted
EBITDA or similarly titled measures differently, which reduces their usefulness as a comparative measure. Because of these and other limitations, you should consider Adjusted EBITDA alongside our GAAP financial results, including net income.

	Year Ended December 31,			% change
	2025	2024	2023	2025 vs 2024	2024 vs 2023
	(in thousands, except percent information)
Net Income	$149,379	$114,713	$54,644	30%	110%
Adjustments:
Financial (Income) expense	(460)	(3,095)	2,805	85%	(210)%
Provision for income taxes	54,195	39,784	20,084	36%	98%
Equity awards compensation expense	59,573	105,742	99,222	(44)%	7%
Pension service costs	786	495	401	59%	23%
Depreciation and amortization expense (2)	122,320	101,193	99,653	21%	2%
Acquisition-related costs	—	1,439	1,894	(100)%	(24)%
Net loss contingency on regulatory matters	—	—	(21,632)	NM	100%
Restructuring, integration and transformation costs	18,531	29,847	44,727	(38)%	(33)%
Other noncash or nonrecurring events (2) (3)	2,372	—	—	NM	NM
Total net adjustments	257,317	275,405	247,154	(7)%	11%
Adjusted EBITDA (1)	$406,696	$390,118	$301,798	4%	29%
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
(3) During the third quarter of 2025, the Company agreed to settle with the plaintiffs a legal matter for $7.0 million, subject to court approval, with one of the co-defendants agreeing to indemnify the Company for $5.5 million. Based on these agreements, the Company recorded a net probable loss of $1.5 million as of December 31, 2025.

The following table presents our Adjusted EBITDA on a comparative basis:

	Year Ended December 31,			% change
	2025	2024	2023	2025 vs 2024	2024 vs 2023
	(in thousands, except percent information)
Net Income	$149,379	$114,713	$54,644	30%	110%
Adjusted EBITDA	$406,696	$390,118	$301,798	4%	29%
Net income increased $34.7 million, or 30% for the twelve months ended December 31, 2025 compared to the twelve months ended December 31, 2024, and Adjusted EBITDA increased $16.6 million, or 4% for the twelve months ended
December 31, 2025 compared to the twelve months ended December 31, 2024. The increase in Net Income and Adjusted
EBITDA was primarily due to higher gross profit.
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
firm. You should read this information together with our audited consolidated financial statements and related notes beginning on page F-1.

	Three Months Ended
	December 31, 2025	September 30, 2025	June 30, 2025	March 31, 2025	December 31, 2024	September 30, 2024	June 30, 2024	March 31, 2024
	(in thousands)
Consolidated Statements of Income Data:
Revenue	$541,136	$469,660	$482,671	$451,434	$553,035	$458,892	$471,307	$450,055
Cost of revenue
Traffic acquisition costs	211,094	181,526	190,602	187,062	218,636	192,789	204,214	196,167
Other cost of revenue	32,639	31,651	33,551	27,396	33,428	34,171	34,248	36,665
Gross profit	297,403	256,483	258,518	236,976	300,971	231,932	232,845	217,223
Operating expenses
Research and development expenses	75,266	67,678	79,610	60,749	67,559	85,285	59,639	66,858
Sales and operations expenses	110,271	86,995	108,215	88,889	97,356	90,823	95,069	92,842
General and administrative expenses	39,352	50,181	40,238	39,171	41,548	46,222	41,199	47,169
Total operating expenses	224,889	204,854	228,063	188,809	206,463	222,330	195,907	206,869
Income from operations	72,514	51,629	30,455	48,167	94,508	9,602	36,938	10,354
Financial and Other income (expense)	329	(21)	(1,801)	2,302	2,206	(8)	(284)	1,181
Income before taxes	72,843	51,608	28,654	50,469	96,714	9,594	36,654	11,535
Provision for income taxes	26,472	11,531	5,734	10,458	24,770	3,450	8,595	2,969
Net income	$46,371	$40,077	$22,920	$40,011	$71,944	$6,144	$28,059	$8,566
Net income attributable to shareholders of Criteo S.A.	47,642	37,782	21,250	37,928	71,095	6,245	26,987	7,244

B.Liquidity and Capital Resources
Market Risk
We are mainly exposed to foreign currency exchange rate fluctuations. There have been no material changes to our exposure to market risk during the year ended December 31, 2025.
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
At December 31, 2025, our exposure to foreign currency risk was centralized at Criteo S.A. and hedged using foreign currency swaps or forward purchases or sales of foreign currencies.
Foreign Currency Risk
A hypothetical 10% increase or decrease of the Pound Sterling, the Brazilian real, the Japanese yen or the euro against the
U.S. dollar would have impacted the Consolidated Statements of Income as follows:

	Year Ended December 31,
	2025		2024		2023
	(in thousands)
GBP/USD	+10%	-10%	+10%	-10%	+10%	-10%
Net income (loss) impact	$1,273	$(1,273)	$245	$(245)	$(86)	$86

	Year Ended December 31,
	2025		2024		2023
	(in thousands)
BRL/USD	+10%	-10%	+10%	-10%	+10%	-10%
Net income (loss) impact	$11	$(11)	$275	$(275)	$220	$(220)

	Year Ended December 31,
	2025		2024		2023
	(in thousands)
JPY/USD	+10%	-10%	+10%	-10%	+10%	-10%
Net income (loss) impact	$6,182	$(6,182)	$4,065	$(4,065)	$408	$(408)

	Year Ended December 31,
	2025		2024		2023
	(in thousands)
EUR/USD	+10%	-10%	+10%	-10%	+10%	-10%
Net income (loss) impact	$1,405	$(1,405)	$4,003	$(4,003)	$156	$(156)

Counterparty Risk
As of December 31, 2025, we show a positive net cash position. We utilize cash pooling arrangements, reinforcing cash management centralization. Investment and financing decisions are governed by our Investment and Risk Management
Policy and carried out by our internal central treasury function, ensuring investments are entered into with high credit ratings, balanced counterparties.
Liquidity Risk
Sources of Liquidity
Our principal sources of liquidity are our cash and cash equivalents and cash generated from operations. We have never declared or paid any cash dividends on our ordinary shares. We do not anticipate paying cash dividends on our equity securities in the foreseeable future.
We are party to several revolving credit facilities with several third-party financial institutions. Our revolving credit facilities as of December 31, 2025 are presented in the table below:

	Nominal/ Authorized amounts	Amount drawn as of December 31, 2025	Amount Outstanding as of December 31, 2025
Nature	(in thousands)			Interest rate	Settlement date

Bank Syndicate Revolving Credit Facility - September 2022	€407,000	€—	€407,000	Floating rate: EURIBOR / SOFR + margin depending on leverage ratio	September 2027
Other short-term lines of credit	€21,500	€—	€21,500	EURIBOR
For additional information regarding our resolving credit facilities, please refer to Note 10 Financial Liabilities.
The Bank Syndicate Revolving Line of Credit is an unsecured sustainability-linked facility and contains customary events of default and covenants, including compliance with a total net debt to adjusted EBITDA ratio and restrictions on the incurrence of additional indebtedness. The credit facility also has nonfinancial covenants linked to our sustainability goals, including representation of women in tech roles and reduction of our GHG emissions. As of year-end December 31, 2025, we were in compliance with the required covenants.
We are also party to short-term credit lines in the form of overdraft facilities with HSBC Holdings plc, LCL and BNP Paribas.
We are authorized to draw up to a maximum of €21.5 million ($25.3 million) in the aggregate under those short-term credit lines and overdraft facilities. As of December 31, 2025, we had not drawn on either of these facilities. Our banks have the ability to terminate such facilities on short notice.
Our cash and cash equivalents and restricted cash at December 31, 2025 were held for working capital and general corporate purposes, which could include acquisitions, and amounted to $342.4 million as of December 31, 2025. The $51.4 million increase in cash and cash equivalents and restricted cash compared with December 31, 2024 primarily resulted from an increase of $311.2 million in cash from operating activities, offset by a $(101.1) million decrease in cash used in investing activities and a decrease of $(151.5) million in cash used in financing activities. In addition, the cash flows were also negatively impacted by $(7.2) million due to foreign exchange rate impacts on our consolidated cash position in USD over the period. We do not enter into investments for trading or speculative purposes. Our policy is to invest any cash in excess of our immediate requirements in investments designed to preserve the principal balance and provide liquidity.
Accordingly, our cash and cash equivalents are invested primarily in demand deposit accounts and term deposit accounts.

Furthermore, Criteo had financial liquidity of approximately $890.9 million, including its cash position, short term investments, its Revolving Credit Facility and treasury shares available for acquisitions as of December 31, 2025. Overall, we believe that our current financial liquidity, combined with our expected cash-flow generation in 2026, enables financial flexibility and the meeting of all material contractual obligations.
Share Buy-back Programs
In 2023, we completed a $125.5 million share repurchase program. In 2024, we completed an additional $224.6 million share repurchase, and in 2025, we completed an additional $152.1 million share repurchase.
All above programs have been implemented under our multi-year authorization granted by our Board of Directors. In
January 2025, this authorization was extended to a total amount of up to $805.0 million. On February 6, 2026, the Board authorized an additional $154.0 million, increasing the total authorized amount to up to $959.0 million. As of February 6,
2026, following this approval, the remaining authorization under the program was up to $200 million. Other than these repurchase programs, we intend to retain available funds and future earnings to support our growth strategy.
Operating and Capital Expenditure Requirements
In 2025, 2024 and 2023, our net capital expenditures were $100.7 million, $76.6 million and $114.3 million, respectively, primarily related to the acquisition of data center, server equipment and capitalized software development costs. We expect our capital expenditures to remain at, or slightly above, 9% of revenue for 2026, as we plan to continue to build, reshape and maintain additional data center equipment capacity in all regions and we keep investing in our Commerce Intelligence
Platform.
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

Historical Cash Flows
The following table sets forth our cash flows for 2025, 2024 and 2023 :

	Year Ended December 31,
	2025	2024	2023
	(in thousands)

Cash flows provided by operating activities	$311,237	$258,161	$224,246
Cash used in investing activities	(101,133)	(97,901)	(108,712)
Cash used in financing activities	$(151,476)	$(270,499)	$(147,254)
Operating Activities
Cash flows provided by operating activities has typically been generated from net income and by changes in our operating assets and liabilities, particularly in the areas of accounts receivable and accounts payable and accrued expenses, adjusted for certain noncash and nonoperating expense items such as depreciation, amortization, equity awards compensation, deferred tax assets and income taxes.
In 2025, net cash flows provided by operating activities were $311.2 million and consisted of net income of $149.4 million,
$175.2 million in adjustments for noncash and nonoperating items, such as $129.4 million of depreciation and amortization expense and $57.8 million of equity awards compensation expense, and $(13.3) million of cash flows from working capital and other assets and liabilities. The $53.1 million increase of cash flow from operating activities during 2025 compared to
2024, was mainly due to higher net income and improved working capital, partially offset by noncash and nonoperating items, primarily related to share-based compensation, and changes in income taxes.
Investing Activities
In 2025, net cash used in investing activities were $101.1 million and consisted of $100.7 million of capitalized software development costs and acquisition of data center and server equipment, and $0.4 million of net change in investment securities (see Note 4 Financial instruments). The $3.2 million increase in cash used in investing activities during 2025 compared to 2024, was mostly due to higher software development costs partially offset by net change in investment securities.
Financing Activities
In 2025, net cash used in financing activities was $151.5 million mainly resulting from the $152.1 million impact from our share repurchase program. The $119.0 million decrease in cash used in financing activities during 2025 compared to 2024, was mostly due to a decrease in the amount of shares repurchased and nonrecurring 2024 final payment of the earn-out liability resulting from the Iponweb Acquisition.
C.Off-balance Sheet Arrangements
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

D.Tabular Disclosure of Contractual Obligations
Our principal commitments consist of non-cancelable operating leases for our various office facilities and data centers, and other contractual commitments consisting of obligations to our hosting services providers, and providers of software as a service.
The following table discloses aggregate information about material contractual obligations and periods in which payments were due as of December 31, 2025. Future events could cause actual payments to differ from these estimates.

	Less than 1 year	1 to 5 years	More than 5 years	Total
	(in thousands of U.S. Dollars)
Operating Leases	$38,704	$102,889	$9,795	$151,388
Other purchase obligations	52,007	16,343	—	68,350
Total	$90,711	$119,232	$9,795	$219,738
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
Contingent Consideration
As part of the Iponweb Acquisition, the Sellers were entitled to contingent consideration of a maximum of $100.0 million, which was subject to the achievement of certain revenue targets by the Iponweb business for the 2022 and 2023 fiscal years. The earn out liability was fully settled during the year 2024. See Note 12 Other Current Liabilities.
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
See Note 11 Leases, Note 12 Other Current and Noncurrent Liabilities, Note 17 Income Taxes and Note 19 Commitments
and contingencies in the notes to the consolidated financial statements included in Part II, Item 8, and "Legal Proceedings"
contained in Part I, Item 3 of this Form 10-K for additional information regarding leases and contractual commitments, long-
term debt, taxes, and contingencies.

E.Trend Information
Key Metrics
We review three key metrics to help us monitor the performance of our business and to identify trends affecting our business. These key metrics include number of clients, Contribution ex-TAC, and Adjusted EBITDA. We believe these metrics are useful to understanding the underlying trends in our business. The following table summarizes our key metrics for 2025, 2024 and 2023.

	Year Ended December 31,
	2025	2024	2023
	(in thousands, except number of clients)

Number of clients	16,786	17,269	18,197
Contribution ex-TAC	$1,174,617	$1,121,483	$1,022,606
Adjusted EBITDA	$406,696	$390,118	$301,798
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

Contribution ex-TAC
We define Contribution excluding Traffic Acquisition Costs, "Contribution ex-TAC", as a profitability measure akin to gross profit. It is calculated by deducting traffic acquisition costs from revenue and reconciled to gross profit through the exclusion of other cost of revenue. Contribution ex-TAC is not a measure calculated in accordance with GAAP. Contribution ex-TAC because it is a key measure used by our management and Board to evaluate operating performance, generate future operating plans and make strategic decisions. In particular, we believe that this measure can provide useful measures for period-to-period comparisons of our business. Accordingly, we believe that Contribution ex-TAC provides useful information to investors and others in understanding and evaluating our results of operations in the same manner as our management and Board. Please see above for a discussion of the limitations of Contribution ex-TAC and a reconciliation of Contribution ex-TAC to gross profit, the most comparable GAAP measure in the Non-GAAP Financial Measures section of this filing.
Our management views our Contribution ex-TAC as a key measure to evaluate, plan and make decisions on our business activities and sales performance. In particular, we believe this can provide a useful measure for period-to-period comparisons of our business. Accordingly, we believe that Contribution ex-TAC provides useful information to investors and others in understanding and evaluating our results of operations in the same manner as our management and Board.
Contribution ex-TAC is not a measure calculated in accordance with GAAP. Please see above for a discussion of the limitations of Contribution ex-TAC and a reconciliation of Contribution ex-TAC to gross profit, the most comparable GAAP measure, for 2025 and 2024.
Adjusted EBITDA
Adjusted EBITDA represents our consolidated earnings before financial income (expense), income taxes, depreciation and amortization, adjusted to eliminate the impact of equity related compensation, which includes employee equity awards compensation and director fees for share purchases, pension service costs, certain acquisition costs, certain restructuring and related costs, integration and transformation costs, and other nonrecurring or noncash items impacting net income that we do not consider indicative of our ongoing business performance. Adjusted EBITDA is not a measure calculated in accordance with GAAP. Adjusted EBITDA is a key measure used by our management and Board to understand and evaluate our core operating performance and trends, to prepare and approve our annual budget and to develop short-term and long-term operational plans. In particular, we believe that the elimination of equity awards compensation expense, pension service costs, certain restructuring, integration and transformation costs, certain acquisition costs and a loss contingency related to a regulatory matter in calculating Adjusted EBITDA can provide a useful measure for period-to-
period comparisons of our business,
Accordingly, we believe that Adjusted EBITDA provides useful information to investors and others in understanding and evaluating our results of operations in the same manner as our management and Board. Adjusted EBITDA is not a measure calculated in accordance with GAAP. Please see above for a discussion of the limitations of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to net income, the most comparable GAAP measure in the Non-GAAP Financial
Measures section of this filing.
Highlights and Trends
Number of Clients
We had approximately 16,800 clients as of December 31, 2025, down slightly compared to our client base as of December
31, 2024.
Our client base reflects our global footprint and continued engagement with large clients, particularly in ecommerce across
Retail, Travel, Marketplaces and other verticals. We plan to drive expansion of our client base across regions, segments and verticals, as a result of our new self-service offering, including Criteo GO.

Client Retention
We believe our ability to retain and grow revenue from our existing clients is a useful indicator of the stability of our revenue base and the long-term value of our client relationships. Our Platform, is powered by Commerce Intelligence technology and aims to cover the entire marketing funnel (Discovery, Consideration, Conversion). Our technology is optimized to drive impactful business outcomes from marketing and monetization for retailers and brands. We measure our client satisfaction through our ability to retain them and the revenue they generate quarter after quarter.
We define client retention rate as the percentage of live clients during the previous quarter that continued to be live clients during the current quarter. This metric is calculated on a quarterly basis, and for annual periods, we use an average of the quarterly metrics. We define a live client as a client whose advertising campaign has or had been generating revenue for us on any day over the relevant measurement period. In each of 2025, 2024 and 2023, our client retention rate was approximately 90%.
Seasonality
Our client base consists primarily of businesses in the digital Retail, Travel and Marketplaces industries, which we define as commerce clients. In the digital Retail industry and the consumer brand verticals in particular, many businesses devote the largest portion of their advertising spend to the fourth quarter of the calendar year, to coincide with increased holiday spending by consumers. With respect to Retail Media, the concentration of advertising spend in the fourth quarter of the calendar year is particularly pronounced. Our Retail clients typically conduct fewer advertising campaigns in the first and second quarters than they do in other quarters, while our Travel clients typically increase their travel campaigns in the first and third quarters and conduct fewer advertising campaigns in the second quarter. As a result, our revenue tends to be seasonal in nature. If the seasonal fluctuations become more pronounced, our operating cash flows could fluctuate materially from period to period.
Contribution ex-TAC
Our Contribution ex-TAC for 2025 was $1,174.6 million, a 3% increase over 2024, at constant currency. This performance was mainly driven by growth in Performance Media. We are focused on maximizing our Contribution ex-TAC on an absolute basis. We believe this focus builds sustainable long-term value for our business by fortifying a number of our competitive strengths, including access to digital advertising inventory, breadth and depth of data and continuous improvement of the Criteo AI Engine’s performance, allowing us to deliver more relevant advertisements at scale.
Adjusted EBITDA
Our Adjusted EBITDA for 2025 was $406.7 million, a 4% increase over 2024. Our increase in Adjusted EBITDA for 2025 compared to 2024 was primarily the result of the 5% increase in Contribution ex-TAC over the period, partly offset by a 7%
increase in our Non-GAAP operating expenses. This drove a 35% adjusted EBITDA margin in 2025. Going forward, we intend to continue to optimize our operating model while continuing investments in AI innovation and scaling Retail Media capabilities.
F.Safe Harbor
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
The information required by Item 8 is set forth on pages F-1 through F-42 of this Form 10-K.
Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
There have been no changes in our independent registered public accounting firm, Deloitte & Associés, or disagreements with our accountants on matters of accounting and financial disclosure.

Item 9A.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Criteo carried out an evaluation as of December 31, 2025, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Disclosure controls and procedures are controls and other procedures designed to reasonably assure that information required to be disclosed in our reports filed or furnished under the Exchange Act, such as this Form 10-K, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.
Disclosure controls and procedures are also designed to reasonably assure that this information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure.
Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31,
2025, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Our management assessed, with the oversight of our
Board, the effectiveness of our internal control over financial reporting as of December 31, 2025. In making this assessment, our management used the criteria established in the Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management has concluded that the Company's internal control over financial reporting was effective as of December 31,
2025. The effectiveness of the Company's internal control over financial reporting as of December 31, 2025 has been audited by Deloitte & Associés, our independent registered public accounting firm, as stated in its attestation report, which appears on page F-2 of this Form 10-K.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and
15d-15(f) under the Exchange Act, that occurred during the quarter ended December 31, 2025, that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.
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

Item 9B.    Other Information
During the three months ended December 31, 2025, no directors or Section 16 officers of the Company adopted or terminated any Rule 10b5-1 trading arrangement or "non-Rule 10b5-1 trading arrangement," as each term is defined in
Item 408 of Regulation S-K.
Item 9C.    Disclosure Regarding Foreign Jurisdictions That Prevent Inspections
Not applicable.

PART III
Item 10.    Directors, Executive Officers and Corporate Governance
The information required by this item (other than the information set forth in the next paragraph in this Item 10) will be included in our definitive proxy statement with respect to our 2026 Annual Meeting of Shareholders to be filed with the
SEC, and is incorporated herein by reference.
We have adopted a Code of Business Conduct and Ethics (the "Code of Conduct") that is applicable to all of our employees, officers (including our chief executive and senior financial officers), directors, temporary workers and interns.
The Code of Conduct is available on our website at criteo.investorroom.com under "Governance." The Audit Committee of our Board is responsible for overseeing the Code of Conduct and our Board is required to approve any waivers of the
Code of Conduct for employees, executive officers and directors. We expect that any amendments to the Code of
Conduct, or any waivers of its requirements required to be disclosed under the rules of the SEC or Nasdaq will be disclosed on our website.
Item 11.    Executive Compensation
The information called for by this item will be included in our definitive proxy statement with respect to our 2026 Annual
Meeting of Shareholders to be filed with the SEC, and is incorporated herein by reference.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder
Matters
The information called for by this item will be included in our definitive proxy statement with respect to our 2026 Annual
Meeting of Shareholders to be filed with the SEC, and is incorporated herein by reference.
Item 13.    Certain Relationships and Related Transactions, and Director Independence
The information called for by this item will be included in our definitive proxy statement with respect to our 2026 Annual
Meeting of Shareholders to be filed with the SEC, and is incorporated herein by reference.
Item 14.    Principal Accounting Fees and Services
The information called for by this item will be included in our definitive proxy statement with respect to our 2026 Annual
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
(b) Exhibits

		Incorporated by Reference
Exhibit	Description	Schedul e/ Form	File Number	Exhibit	File Date
2.1	Amended and Restated Framework Purchase Agreement, dated as of August 1, 2022, by and among the Company, Sellers, Mr. Ljubisa Bogunovic in his capacity as trustee of the “IW General Management Trust” and Mr. Boris Mouzykantskii	10-Q	001-36153	2.1	August 5, 2022
3.1	Updated By-laws (as of December 8, 2025) (English translation)	8-K	001-36153	3.1	December 8, 2025
4.1	Amended and Restated Deposit Agreement, dated as of December 28, 2021, among the Company, the Bank of New York Mellon, as depositary, and all owners and holders from time to time of American Depositary Shares issued thereunder	8-K	001-36153	4.1	December 29, 2021
4.2#	Agreement to Furnish Debt Instruments
4.3	Description of Registrant's Securities	10-K	001-36153	4.3	March 2, 2020
10.1†	2014 Stock Option Plan (including forms of Stock Option Grant Agreement and Exercise Notice)	S-8	333-197373	99.1	July 11, 2014
10.2†	Amended 2016 Stock Option Plan (including forms of Stock Option Grant Agreement and Exercise Notice) (English Translation)	S-8	333-288925	99.1	July 24, 2025
10.3†	Summary of BSA Terms and Conditions	10-K	001-36153	10.7	February 29, 2016
10.4†	Form of BSA Grant Document (English translation)	10-K	001-36153	10.9	March 1, 2017
10.5†	Amended and Restated 2015 Time-Based Restricted Stock Units Plan (including form of Grant Letter) (English Translation)	S-8	333-288925	99.2	July 24, 2025
10.6†	Amended and Restated 2015 Performance-Based Restricted Stock Units Plan (including form of Grant Letter) (English Translation)	S-8	333-288925	99.3	July 24, 2025
10.7†	Criteo Executive Bonus Plan	10-K	001-36153	10.15	February 29, 2016
10.8	Amendment and Restatement Agreement, dated as of March 29, 2017, by and among the registrant, as borrower, and BNP Paribas, Crédit Lyonnais (LCL), HSBC France, Natixis and Société Générale Corporate & Investment Banking	8-K	001-36153	4.1	March 30, 2017
10.9	Form of Offer to Directors, Officers or Specifically Designated Persons to Subscribe Liability Insurance and Provide Indemnification	10-K	001-36153	10.22	March 1, 2019

		Incorporated by Reference
Exhibit	Description	Schedul e/ Form	File Number	Exhibit	File Date
10.10†	Management Agreement between the registrant and Megan Clarken, dated October 2, 2019	8-K	001-36153	10.1	October 30, 2019
10.11†	Amendment to Management Agreement between the registrant and Megan Clarken, dated November 22, 2019	10-K	001-36153	10.18	March 2, 2020
10.12	Multicurrency Revolving Facility Agreement, dated as of September 27, 2022, among the Company, certain of its subsidiaries, the lenders party thereto from time- to-time, BNP Paribas, Crédit Lyonnais (LCL), HSBC Continental Europe and Société Générale, as bookrunners and mandated lead arrangers, Bank of Montreal Europe PLC, Citibank N.A., London Branch and Crédit Industriel et Commercial (CIC), as mandated lead arrangers, BNP Paribas, as coordinator and documentation agent, Société Générale, as agent, and Société Générale and HSBC Continental Europe, as sustainability coordinators	8-K	001-36153	10.1	September 28, 2022
10.13	Amendment Agreement, dated as of November 17, 2023, between the Company, as borrower and guarantor, and Société Générale, as agent**	10-K	001-36153	10.21	February 23, 2024
10.14†	Amended and Restated Executive Employment Agreement, between Criteo Corp. and Brian Gleason, effective as of July 1, 2024	10-Q	001-36153	10.1	October 30, 2024
10.15†	Transition Agreement between Criteo Corp. and Megan Clarken, dated August 26, 2024	8-K	001-36153	10.1	August 26, 2024
10.16†	Amended and Restated Executive Employment Agreement, between Criteo Corp. and Ryan Damon, effective as of November 1, 2024	10-K	001-36153	10.16	February 28, 2025
10.17†	Amended and Restated Executive Employment Agreement, between Criteo Corp. and Sarah Glickman, effective as of November 1, 2024	10-K	001-36153	10.17	February 28, 2025
10.18†	Management Agreement between Criteo Corp. and Michael Komasinski, effective as of February 15, 2025	8-K	001-36153	10.1	January 14, 2025
19.1	Criteo Insider Trading Policy	10-K	001-36153	19.1	February 28, 2025
21.1#	List of Subsidiaries
23.1#	Consent of Deloitte & Associés
24.1	Power of Attorney (including on the signature page to this report)
31.1#	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2#	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002
97.1†	Criteo S.A. Clawback Policy adopted October 26, 2023	10-K	001-36153	97.1	February 23, 2024

Incorporated by Reference
Exhibit	Description	Schedul e/ Form	File Number	Exhibit	File Date
101#
The following financial statements from Criteo
S.A.'s Annual Report on Form 10-K for the fiscal
year ended December 31, 2025, formatted in
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
Item 16. Form 10-K Summary
Not applicable.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CRITEO S.A.

February 26, 2026	By:	/s/ Michael Komasinski
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

Signature	Title	Date

/s/ Michael Komasinski	Chief Executive Officer and Director (Principal Executive Officer)	February 26, 2026
Michael Komasinski

/s/ Sarah Glickman	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 26, 2026
Sarah Glickman

/s/ Nathalie Balla	Director	February 26, 2026
Nathalie Balla

/s/ Stefanie Jay	Director	February 26, 2026
Stefanie Jay

/s/ Frederik van der Kooi	Director	February 26, 2026
Frederik van der Kooi

/s/ Marie Lalleman	Director	February 26, 2026
Marie Lalleman

/s/ Edmond Mesrobian	Director	February 26, 2026
Edmond Mesrobian

/s/ Rachel Picard	Director	February 26, 2026
Rachel Picard

/s/ Ernst Teunissen	Director	February 26, 2026
Ernst Teunissen

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Criteo S.A.
Opinion on the Financial Statements
We have audited the accompanying consolidated statements of financial position of Criteo S.A. and subsidiaries (the
“Company”) as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United
States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2026, expressed an unqualified opinion on the
Company's internal control over financial reporting.
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
Revenue — Refer to Note 1 and 3 to the financial statements
Critical Audit Matter Description
For its Performance Media segment, the Company primarily generates revenue by delivering digital personalized display advertisements. Display advertisements are generally sold based on a click or impression-based pricing model and revenue is recognized when an ad is clicked on or displayed to the end user.

For its Retail Media segment, the Company generates revenue by providing access to its platform to brands, agencies and retailers for the purchase and sale of digital advertising inventory. Generally, revenue is based on a percentage of working media spend and recognized when digital advertising inventory is monetized through the platform.
Because of the nature of the Company’s revenue, which is made up of a significant volume of low-dollar value transactions, sourced from multiple databases and other tools, the Company uses highly automated systems to process and record its revenue transactions.
We identified revenue as a critical audit matter because the Company’s systems to process and record its revenue transactions are highly automated. This required an increased extent of effort, including the need to involve professionals with expertise in information technology (IT) to identify, test, and evaluate the Company’s systems, software applications, and automated controls.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the Company’s systems to process revenue transactions included the following, among others:
•With the assistance of our IT specialists, we:
–Identified the relevant applications and systems used to process revenue transactions and tested the general IT controls over these applications and systems, including testing of user access controls, change management and data conversion controls, and IT operations controls.
–Performed testing of system interface controls and automated controls within the relevant revenue streams, including those designed to address the accuracy and completeness of revenue.
•We tested internal controls within the revenue business process, including those in place to reconcile the data from the various applications to the Company’s general ledger.
•For Performance Media revenue, we agreed selected amounts recognized to source data and tested the mathematical accuracy of the recorded revenue.
•For Retail Media revenue,
–we performed the following procedures for a selected customer contract:
▪recalculated the revenue which is based on working media spend or impressions
▪agreed fees recognized for professional services back to the contract.
–we performed substantive analytical procedures by developing an independent expectation for the recorded balance based on a historical relationship with working media spend.
/s/ Deloitte & Associés
Paris-La Défense, France
February 26, 2026
We have served as the Company's auditor since 2011.
F-4
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Criteo S.A.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Criteo S.A. and subsidiaries (the “Company”) as of
December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the
Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United
States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2025, of the
Company and our report dated February 26, 2025, expressed an unqualified opinion on those financial statements.
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
/s/ Deloitte & Associés
Paris-La Défense, France
February 26, 2026

Criteo S.A. and subsidiaries
Consolidated Statements of Financial Position

		Year Ended December 31,
	Notes	2025	2024
Assets		(in thousands)
Current assets:
Cash and cash equivalents	4	$342,038	$290,693
Trade receivables, net of allowances of $25.9 million and $28.6 million as of December 31, 2025 and December 31, 2024, respectively.	5	582,102	800,859
Income taxes	17	14,233	1,550
Other taxes		57,050	53,883
Marketable securities - current portion	4	23,242	26,242
Prepaid expenses and other current assets	6	53,210	50,887
Total current assets		1,071,875	1,224,114
Property and equipment, net	7	139,330	107,222
Intangible assets, net	8	151,853	158,384
Goodwill	9	535,761	515,188
Right of use assets - operating leases	11	134,205	99,468
Marketable securities - noncurrent portion	4	23,500	15,584
Noncurrent financial assets		8,314	4,332
Deferred tax assets	17	90,689	81,006
Other noncurrent assets	6	45,680	61,151
Total noncurrent assets		1,129,332	1,042,335
Total assets		$2,201,207	$2,266,449
Liabilities and shareholders' equity
Current liabilities:
Trade payables		$566,046	$802,524
Contingencies - current portion		9,229	1,882
Income taxes	17	27,528	34,863
Financial liabilities - current portion	10	11,360	3,325
Lease liability - operating - current portion	11	33,085	25,812
Other taxes		14,713	19,148
Employee-related payables		114,416	109,227
Other current liabilities	12	68,277	49,819
Total current liabilities		844,654	1,046,600
Deferred tax liabilities	17	5,285	4,067
Defined benefit plans	13	5,707	4,709
Lease liability - operating - noncurrent portion	11	105,277	77,584
Contingencies - noncurrent portion	19	22,729	31,939
Other noncurrent liabilities	12	31,826	20,453
Total noncurrent liabilities		170,824	138,752
Total liabilities		1,015,478	1,185,352

Shareholders' equity:
Common shares, €0.025 per value, 55,659,895 and 57,744,839 shares authorized and issued, and 51,151,866 and 54,277,422 outstanding at December 31, 2025 and December 31, 2024, respectively.		1,871	1,931
Treasury stock, 4,508,029 and 3,467,417 shares at cost as of December 31, 2025 and December 31, 2024, respectively.		(120,853)	(125,298)
Additional paid-in capital		706,321	709,580
Accumulated other comprehensive loss		(68,879)	(108,768)
Retained earnings		630,750	571,744
Equity attributable to shareholders of Criteo S.A.		1,149,210	1,049,189
Noncontrolling interests		36,519	31,908
Total equity		1,185,729	1,081,097
Total equity and liabilities		$2,201,207	$2,266,449
The accompanying notes form an integral part of these consolidated financial statements.

Criteo S.A. and subsidiaries
Consolidated Statements of Income

		Year Ended December 31,
	Notes	2025	2024	2023
		(in thousands, except share and per share data)

Revenue	20	$1,944,901	$1,933,289	$1,949,445

Cost of revenue
Traffic acquisition costs		770,284	811,806	926,839
Other cost of revenue		125,237	138,512	159,562
Gross profit		1,049,380	982,971	863,044

Operating expenses:
Research and development expenses		283,303	279,341	242,289
Sales and operations expenses		394,370	376,090	406,012
General and administrative expenses		168,942	176,138	137,525
Total operating expenses		846,615	831,569	785,826
Income from operations		202,765	151,402	77,218
Financial and other income (expense)	16	809	3,095	(2,490)
Income before taxes		203,574	154,497	74,728
Provision for income taxes	17	54,195	39,784	20,084
Net income		$149,379	$114,713	$54,644

Net income attributable to shareholders of Criteo S.A.		$144,602	$111,571	$53,259
Net income attributable to noncontrolling interests		$4,777	$3,142	$1,385

Weighted average shares outstanding used in computing per share amounts:
Basic	18	52,934,526	54,817,136	56,170,658
Diluted	18	54,792,540	58,605,529	60,231,627

Net income attributable to shareholders per share:
Basic	18	$2.73	$2.04	$0.95
Diluted	18	$2.64	$1.90	$0.88
The accompanying notes form an integral part of these consolidated financial statements.

Criteo S.A. and subsidiaries
Consolidated Statements of Comprehensive Income

	Year Ended December 31,
	2025	2024	2023
	(in thousands)
Net income	$149,379	$114,713	$54,644
Foreign currency translation differences, net of taxes	38,891	(26,701)	4,153
Actuarial gains (losses) on employee benefits, net of taxes	561	(187)	264
Other comprehensive income (loss)	39,452	(26,888)	4,417
Total comprehensive income	188,831	87,825	59,061
Attributable to shareholders of Criteo S.A.	184,470	88,126	59,874
Attributable to non-controlling interests	$4,361	$(301)	$(813)
The accompanying notes form an integral part of these consolidated financial statements.

Criteo S.A. and subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity

	Share capital		Treasury stock		Additional paid-in capital	Accumulated other comprehensi ve (loss) income	Retained earnings	Equity - attributable to shareholders of Criteo S.A.	Noncontrollin g interests	Total equity
	(in thousands, except share data)
	(Common shares)		(Shares)
Balance at January 1, 2023	63,248,728	$2,079	(5,985,104)	$(174,293)	$734,492	$(91,890)	$577,653	$1,048,041	$33,065	$1,081,106
Net income	—	—	—	—	—	—	53,259	53,259	1,385	54,644
Other comprehensive income (loss)	—	—	—	—	—	6,616	—	6,616	(2,199)	4,417
Issuance of ordinary shares	101,935	3	—	—	1,945	—	—	1,948	—	1,948
Change in treasury stock(1)	(2,185,000)	(59)	584,532	12,505	(62,429)	—	(75,506)	(125,489)	—	(125,489)
Shared-based compensation	—	—	—	—	95,236	—	—	95,236	27	95,263
Other changes in equity	—	—	—	—	(4)	(52)	50	(6)	(492)	(498)
Balance at December 31, 2023	61,165,663	$2,023	(5,400,572)	$(161,788)	$769,240	$(85,326)	$555,456	$1,079,605	$31,786	$1,111,391
Net income	—	—	—	—	—	—	111,571	111,571	3,142	114,713
Other comprehensive income (loss)	—	—	—	—	—	(23,446)	—	(23,446)	(3,442)	(26,888)
Issuance of ordinary shares	169,176	4	—	—	4,546	—	—	4,550	—	4,550
Change in treasury stock (2)	(3,590,000)	(96)	1,933,155	36,490	(168,781)	—	(92,211)	(224,598)	—	(224,598)
Shared-based compensation	—	—	—	—	104,575	—	—	104,575	216	104,791
Other changes in equity	—	—	—	—	—	4	(3,072)	(3,068)	206	(2,862)
Balance at December 31, 2024	57,744,839	$1,931	(3,467,417)	$(125,298)	$709,580	$(108,768)	$571,744	$1,049,189	$31,908	$1,081,097
Net income	—	—	—	—	—	—	144,602	144,602	4,777	149,379
Other comprehensive income (loss)	—	—	—	—	—	39,867	—	39,867	(415)	39,452
Issuance of ordinary shares	110,056	2	—	—	1,895	—	—	1,897	—	1,897
Change in treasury stock (3)	(2,195,000)	(62)	(1,040,612)	4,445	(69,258)	—	(84,784)	(149,659)	—	(149,659)
Shared-based compensation	—	—	—	—	64,104	—	—	64,104	246	64,350
Other changes in equity	—	—	—	—	—	22	(812)	(790)	3	(787)
Balance at December 31, 2025	55,659,895	$1,871	(4,508,029)	$(120,853)	$706,321	$(68,879)	$630,750	$1,149,210	$36,519	$1,185,729
(1) On December 7, 2023, Criteo's Board of Directors extended a share repurchase program to up to $480.0 million of the Company's outstanding American Depositary Shares. The change in treasury stocks is comprised of 4,286,624 shares repurchased at an average price of $30.0 offset by 1,679,674 treasury shares used for RSUs vesting, by 1,006,482 treasury shares used for LUSs vesting and by 2,185,000 treasury shares cancelled.
(2) On February 1, 2024, Criteo's Board of Directors authorized an extension of the share repurchase program to up to $630.0 million of the Company's outstanding American Depositary Shares. The change in treasury stocks is comprised of 5,976,764 shares repurchased at an average price of $37.6 offset by 2,366,158 treasury shares used for RSUs vesting, by 1,953,761 treasury shares used for LUSs vesting and by 3,590,000 treasury shares cancelled.
(3) On January 31, 2025, Criteo's Board of Directors authorized an extension of the share repurchase program to up to $805.0 million of the Company's outstanding American Depositary Shares. The change in treasury stocks is comprised of 5,393,002 shares repurchased at a weighted average price of $28.2 offset by 2,157,390 treasury shares used for RSUs vesting and by 2,195,000 treasury shares cancelled.
The accompanying notes form an integral part of these consolidated financial statements.

Criteo S.A. and subsidiaries
Consolidated Statements of Cash Flows

	Year Ended December 31,
	2025	2024	2023
	(in thousands)
Cash flows from operating activities
Net income	$149,379	$114,713	$54,644
Noncash and nonoperating items	175,203	192,118	103,369
–Amortization and provisions	129,446	87,754	72,336
–Payment for contingent liability on regulatory matters	—	—	(43,334)
–Equity awards compensation expense	57,848	102,617	97,185
–Gain (loss) on disposal of and impairment of long-lived assets	1,728	7,418	(7,929)
–Change in uncertain tax positions	10,359	1,757	(880)
–Net change in fair value of earn-out	—	1,007	2,344
–Change in deferred taxes	(7,533)	(26,040)	(23,588)
–Change in income taxes	(21,992)	19,389	4,424
–Other	5,347	(1,784)	2,811
Changes in assets and liabilities:	(13,345)	(48,670)	66,233
–Trade receivables	245,977	(28,516)	(56,344)
–Trade payables	(265,395)	(17,160)	87,937
–Other current assets	13,665	10,142	(5,616)
–Other current liabilities	(7,505)	(11,314)	40,952
–Change in operating lease liabilities and right of use assets	(87)	(1,822)	(696)
Net cash provided by operating activities	311,237	258,161	224,246
Cash flows from investing activities
Acquisition of intangibles assets, property and equipment	(102,739)	(78,112)	(116,115)
Disposal of intangibles assets, property and equipment	2,013	1,476	1,804
Proceeds from disposal of investments	—	—	8,847
Payment for businesses, net of cash acquired	—	(527)	(6,825)
Purchases of investment securities	(28,436)	(26,688)	(22,471)
Maturities and sales of investment securities	28,029	5,950	26,048
Net cash used in investing activities	(101,133)	(97,901)	(108,712)
Cash flows from financing activities
Proceeds from exercise of stock options	1,897	4,550	1,945
Repurchase of treasury stocks	(152,064)	(224,595)	(125,489)
Cash payment for contingent consideration	—	(51,983)	(22,025)
Change in other financing activities	(1,309)	1,529	(1,685)
Net cash used in financing activities	(151,476)	(270,499)	(147,254)
Effect of exchange rates changes on cash and cash equivalents	(7,212)	(10,159)	(5,139)
Net increase (decrease) in cash and cash equivalents and restricted cash	51,416	(120,398)	(36,859)
Net cash and cash equivalents and restricted cash at the beginning of the period	290,943	411,341	448,200
Net cash and cash equivalents and restricted cash at the end of the period	$342,359	$290,943	$411,341
Supplemental cash flow information
Cash paid for taxes, net of refunds	$(64,930)	$(40,705)	$(40,127)
Cash paid for interest	$(1,584)	$(1,360)	$(1,539)
Noncash investing and financing activities:
Intangible assets, property and equipment acquired through payables	$18,126	$1,758	$3,346
The accompanying notes form an integral part of these consolidated financial statements.

Notes to the Consolidated Financial Statements
Criteo S.A. was initially incorporated as a société par actions simplifiée, or S.A.S., under the laws of the French Republic on November 3, 2005, for a period of 99 years and subsequently converted to a société anonyme, or S.A.
On October 29, 2025, the Company announced its intention to pursue a transfer of its legal domicile from France to
Luxembourg via a cross-border conversion (the "Conversion") and replace its American Depositary Shares ("ADSs")
structure with ordinary shares to be directly listed on Nasdaq. The Conversion requires a shareholder vote for approval, which will be conducted through a general meeting of the Company’s shareholders on February 27, 2026. If shareholder approval is obtained, and the other conditions are satisfied or waived, the Conversion is expected to be completed in the third quarter of 2026. Following the Conversion, Criteo intends to pursue a subsequent transfer of its domicile from
Luxembourg to the United States, subject to the Company's Board of Directors' (the "Board") determination that such action is in the best interests of the Company and its shareholders.
On January 7, 2026, the Company announced that, following the favorable opinion of its works council, its Board of
Directors has approved the Conversion and the replacement of its American Depositary Shares structure with ordinary shares to be directly listed on Nasdaq. A general meeting of the Company's shareholders will be held on February 27,
2026, at 10:00 a.m., Paris time, at the Company's registered office at 32 Rue Blanche, 75009 Paris, France to obtain approval by the Company's shareholders for the Conversion and certain related proposals.
We are a global technology company that enables marketers and media owners to drive better commerce outcomes. We leverage commerce data and AI to connect ecommerce, digital marketing and media monetization to reach consumers throughout their shopping journey. Our vision is to deliver full-funnel, cross-channel, self-service advertising that performs.
Our strategy is to help marketers and media owners activate 1st-party, privacy-safe data and drive better commerce outcomes through our platform, which includes a suite of products:
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

		2025		2024
	Country	Voting rights	Ownership Interest	Voting rights	Ownership Interest	Consolidation Method
Parent company
Criteo S.A	France	100%	100%	100%	100%	Parent company
French subsidiaries
Criteo France SAS	France	100%	100%	100%	100%	Fully consolidated
Criteo Technology SAS	France	100%	100%	100%	100%	Fully consolidated
Foreign subsidiaries
Criteo Holdings, Inc. (1)	United States	100%	100%	—%	—%	Fully consolidated
Criteo Ltd	United Kingdom	100%	100%	100%	100%	Fully consolidated
Criteo Corp.	United States	100%	100%	100%	100%	Fully consolidated
Doobe In Site Ltd.	Israel	100%	100%	100%	100%	Fully consolidated
Criteo GmbH	Germany	100%	100%	100%	100%	Fully consolidated
Criteo Nordics AB	Sweden	100%	100%	100%	100%	Fully consolidated
Criteo Korea Ltd.	Korea	100%	100%	100%	100%	Fully consolidated
Criteo KK	Japan	66%	66%	66%	66%	Fully consolidated
Criteo do Brasil Desenvolvimento De Serviços De Internet Ltda.	Brazil	100%	100%	100%	100%	Fully consolidated
Criteo BV	The Netherlands	100%	100%	100%	100%	Fully consolidated
Criteo Australia Pty Ltd	Australia	100%	100%	100%	100%	Fully consolidated
Criteo Srl	Italy	100%	100%	100%	100%	Fully consolidated
Criteo Advertising (Beijing) Co. Ltd	China	100%	100%	100%	100%	Fully consolidated
Brandcrush Pty Ltd(2)	Australia	100%	100%	100%	100%	Fully consolidated
Criteo Singapore Pte. Ltd.	Singapore	100%	100%	100%	100%	Fully consolidated
Criteo LLC	Russia	100%	100%	100%	100%	Fully consolidated
Criteo Europa MM S.L.	Spain	100%	100%	100%	100%	Fully consolidated
Criteo España S.L.	Spain	100%	100%	100%	100%	Fully consolidated
Criteo Canada Corp.	Canada	100%	100%	100%	100%	Fully consolidated
Criteo Reklamcılık Hizmetleri ve Ticaret Anonim Şirketi	Turkey	100%	100%	100%	100%	Fully consolidated
Criteo MEA FZ-LLC	United Arab Emirates	100%	100%	100%	100%	Fully consolidated
Criteo India Private Limited	India	100%	100%	100%	100%	Fully consolidated
Bidswitch GmbH(2)	Switzerland	100%	100%	100%	100%	Fully consolidated
Bidswitch Inc.	United States	100%	100%	100%	100%	Fully consolidated
Iponweb GmbH(2)	Switzerland	100%	100%	100%	100%	Fully consolidated
Iponweb Limited	United Kingdom	100%	100%	100%	100%	Fully consolidated
Iponweb Labs Limited	Cyprus	100%	100%	100%	100%	Fully consolidated
The MediaGrid Inc.	United States	100%	100%	100%	100%	Fully consolidated
Iponweb Labs LLC	Armenia	100%	100%	100%	100%	Fully consolidated
Criteo Technology SRL	Romania	100%	100%	100%	100%	Fully consolidated
(1)Criteo Holdings Inc. includes a French Branch
(2)Liquidated during the twelve months ended December 31, 2025

Functional Currency and Translation of Financial Statements in Foreign Currency
The Consolidated Financial Statements are presented in U.S. dollars, which differs from the functional currency of the Parent, the Euro. The statements of financial position of consolidated entities having a functional currency different from the U.S. dollar are translated into U.S. dollars at the closing exchange rate (spot exchange rate at the statement of financial position date) and the statements of income, statements of comprehensive income and statements of cash flow of such consolidated entities are translated at the average year-to-date exchange rate.
The resulting translation adjustments are included in equity under the caption “Accumulated other comprehensive income (loss)” in the Consolidated Statements of Changes in Shareholders' Equity.
Conversion of Foreign Currency Transactions
Foreign currency transactions are converted to U.S. dollars at the rate of exchange applicable on the transaction date. At period-end, foreign currency monetary assets and liabilities are converted at the rate of exchange prevailing on that date. The resulting exchange gains or losses are recorded in the Consolidated Statements of
Income in “Other financial income (expense)” with the exception of exchange differences arising from monetary items that form part of the reporting entity’s net investment in a foreign operation, which are recognized in "Other comprehensive income" in the Consolidated Statements of Comprehensive Income. They will be recognized in profit or loss on disposal of the net investment.
Use of Estimates
The preparation of our Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the period. We base our estimates and assumptions on historical experience and other factors that we believe to be reasonable under the circumstances. We evaluate our estimates and assumptions on an ongoing basis. Actual results could differ from these estimates.
On an on-going basis, management evaluates its estimates, primarily those related to: (1) revenue recognition (2)
income taxes, (3) assumptions used in the valuation of long-lived assets including intangible assets and goodwill, and (4) assumptions surrounding the recognition and valuation of contingent liabilities and losses.
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
Refer to Note 3 Segment information for further discussion.
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
Internally Developed Software and Software as a Service
We capitalize external costs and directly attributable internal development costs to acquire or create internal use software which are incurred subsequent to the completion of the preliminary project stage. These costs relate to activities such as software design, configuration, coding and testing. Costs related to post-implementation activities such as training and maintenance are expensed as incurred.

Capitalized costs are included in Intangible Assets on the consolidated balance sheets. These costs are amortized over the estimated useful life of the software, which is typically three years, on a straight-line basis, which represents the manner in which the expected benefit will be derived.
We also enter into cloud-based software hosting arrangements, which are accounted for as service contracts. The
Company capitalizes certain implementation costs, which are consistent with costs incurred during the application development stage for on-premise software. The capitalized costs are presented within prepaid expenses and other current assets on the consolidated balance sheets, and are amortized on a straight-line basis over the fixed, non-cancellable term of the associated hosting arrangement plus any reasonably certain renewal periods.
The Company applies the same impairment model to both internal-use software and capitalized implementation costs in a software hosting arrangement, which is accounted for as a service contract.
Property and Equipment
Property and equipment is accounted for at acquisition cost less accumulated depreciation and any impairment.
Depreciation is calculated on a straight-line basis over the assets’ estimated useful lives. Our estimate of useful lives represents management's best estimate and is evaluated periodically. If the estimated useful life of an asset changes, the remaining carrying amount of the asset is depreciated over the revised estimated useful life.
The estimated useful lives of property and equipment are described below:
Servers and Networking equipment  .................................................................................................. 6 years
Furniture and IT equipments............................................................................................................... 3 to 5 years
Leasehold improvements are depreciated over their useful life or over the lease term, whichever is shorter.
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
If an asset is deemed to be impaired, an impairment loss is recorded to write the asset down to its estimated fair value. Fair value is estimated based on discounted future cash flows.
Goodwill and Acquired Intangible Assets
Goodwill represents the excess of the aggregate purchase price paid over the fair value of the net tangible and intangible assets acquired.
Goodwill is allocated to reporting units based on the expected benefit from the business combination and is tested for impairment at least annually or whenever events or changes in circumstances indicate that the carrying value may not be recoverable.
The Company has two reporting units, Retail Media and Performance Media, that are subject to goodwill impairment testing. In the impairment assessment of its goodwill, the Company performs a quantitative test that involves estimating the fair value of each reporting unit using a discounted cash flow model, which requires significant assumptions, including projected future cash flows, discount rates and long-term growth rates. The estimated fair value of each reporting unit is then compared to its carrying value, including goodwill. If the carrying value exceeds the estimated fair value, the Company would be required to recognize an impairment loss in the
Consolidated Statement of Income. Changes in estimates or underlying assumptions could affect the determination of fair value and may result in a future impairment.
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
Accounts Receivable
The Company carries its accounts receivable at original invoiced amount less an allowance for any potential uncollectible amounts. Receivables are presented on a gross basis and are not netted against the payments we are required to make to advertising inventory publishers.
The Company applies ASC 326, Financial Instruments — Credit Losses, which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost that an entity does not expect to collect over the asset's contractual life, considering past events, current conditions, and reasonable and supportable forecasts of future economic conditions.
For accounts receivable measured at amortized cost, the Company uses aging analysis, and probability of default methods to evaluate and estimate the expected credit losses. A receivable is considered past due if we have not received payments based on agreed-upon terms.
Allowances for credit losses on trade receivables are recorded in “Sales and operations expenses” in the
Consolidated Statements of Income. The Company generally does not require any security or collateral to support its receivables.
Derivative financial instruments
The Company buys and sells derivative financial instruments in order to manage and reduce exposure to the risk of exchange rate fluctuations. The Company only deals with major financial institutions. Financial instruments may only be classified as hedges when we can demonstrate and document the effectiveness of the hedging relationship at inception and throughout the life of the hedge. Generally, derivatives are not designated as hedging instruments and mainly consist of forward buying contracts that are used to hedge intercompany transactions and other monetary assets or liabilities denominated in currencies other than the local currency of a subsidiary.
The Company recognizes gains and losses on these contracts, as well as the related costs, in financial income
(expense), net, along with the foreign currency gains and losses on monetary assets and liabilities. This results in the cash flows from derivative instruments to be classified in the same category as the underlying cash flows.
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
Cash, Cash Equivalents and Investment Securities
Cash and cash equivalents include cash on hand, demand deposits, money market funds and other highly liquid investments with a remaining maturity at the date of purchase of three months or less, or with a maturity of more than three months that can be early withdrawn without significant penalty or foregoing of interest, for which the risk of changes in value is considered to be insignificant.
We hold investments in marketable securities, including term deposits with banks, not meeting the cash equivalents definition. We classify marketable securities as either available-for-sale or held-to-maturity investments, depending on whether we have the positive intent and ability to hold them to maturity.
Our available-for-sale marketable investments are carried at estimated fair value with any unrealized gains and losses, net of taxes, included in accumulated other comprehensive income in stockholders' equity.
Our held-to-maturity marketable investments are carried at amortized cost, and are subject to impairment assessments. Interest income generated from held-to-maturity investments is recorded as financial income.
We also invest in nonmarketable securities, consisting mainly of private equity investments, which are classified as equity investments and reported within Other noncurrent financial assets. Equity investments without a readily determinable fair value that do not qualify for the practical expedient to estimate fair value based on net asset value are recorded at cost, less impairment.
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
The Company mitigates its credit risk with respect to accounts receivable by performing credit evaluations and monitoring agencies' and advertisers' accounts receivable balances. During the years ended December 31, 2025,
2024 and 2023, no individual customer represented 10% or more of revenue.
Employee Benefits
Depending on the laws and practices of the countries in which we operate, employees may be entitled to compensation when they retire or to a defined benefit following their retirement. For state-managed plans and other defined contribution plans, we recognize them as expenses when they become payable, our commitment being limited to our contributions.
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
Revenue is recognized when control of the promised services is transferred to our clients, in an amount that reflects the consideration we expect to be entitled to in exchange for those services. Variable consideration is included in the transaction price only to the extent that it is probable that a significant reversal of cumulative revenue recognized will not occur.
We determine revenue recognition by applying the following steps:
•Identification of the contract, or contracts, with a customer;
•Identification of the performance obligations in the contract;
•Determination of the transaction price;
•Allocation of the transaction price to the performance obligations in the contract;
•Recognition of revenue when, or as, we satisfy a performance obligations.
Our pricing models include click- and impression-based pricing, and percentage of spend pricing.
Click and impression based pricing model
For campaigns priced on a click or an impression basis, we bill our customers when a user clicks on an advertisement or an advertisement is displayed to a user. For these pricing models, we recognize revenue at a point in time when a user clicks on an advertisement or an advertisement is displayed, as our performance obligation is the delivery of clicks or displays to the customer.
Percentage of spend pricing model
For campaigns priced on a percentage of working media spend basis, we bill our customers when customers buy and sell digital advertising inventory through our platform. For these pricing models, we recognize revenue at a point in time when the transactions occur through our platform, as our performance obligation is to provide access to our platform to allow customers to buy and sell advertising inventory.
We also provide professional services to our customers, such as campaign management and billing and administrative services. Revenue for professional services is recognized over time as customers simultaneously receive and consume the benefits of the services as they are performed.
Principal versus Agent Considerations
The determination of whether we are acting as principal or agent requires judgment. We assess whether we act as principal or agent based on whether we control the specified services or advertising inventory before it is transferred to the customer. In making this determination, we consider factors such as our level of control, responsibility for fulfillment, and discretion in establishing prices. When we determine that we act as principal, we recognize revenue and related costs incurred on a gross basis. When we act as an agent, we recognize revenue on a net basis.

In our Performance Media segment, we may act as principal or agent depending on the nature of the contract. In our Retail Media segment we act primarily as agent.
Rebates and Incentives
Criteo offers rebates and incentives to certain customers that could be either fixed or variable. Fixed incentives may represent payments to a customer directly related to entering into an agreement, which are capitalized and amortized over the expected life of the agreement on a straight-line basis.
Variable incentives are calculated based on the expected amount to be provided to customers and recognized as a reduction of revenue.
Contract Assets and Liabilities
Contract assets are recognized when we do not yet have unconditional rights to payment. Contract liabilities are recognized when there is an obligation to transfer services to a customer. Contract assets and liabilities are presented on a net basis at the contract level. Contract assets and contract liabilities are not material to our consolidated financial statements, and changes in these balances during the period were not significant.
Practical Expedients
We do not disclose the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less and (ii) contracts for which we recognize revenue at the amount to which we have the right to invoice for services performed.
Our contracts do not include a significant financing component, as payments are less than one year, typically between 0 and 90 days. We expense sales commissions as incurred as the amortization period would have been one year or less. These costs are recorded within Sales and operating expenses within the Consolidated
Statements of Income.
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
Research and development expenses consist primarily of headcount-related expenses for our employees working in the engine, platform, infrastructure, engineering , product, analytics and other teams, including salaries, bonuses, share-based compensation and other personnel related costs. Also included are non-personnel costs such as subcontracting, consulting and professional fees to third-party development resources, allocated corporate overhead, and depreciation and amortization costs. These expenses are partially offset by the French research tax credit (CIR). The CIR offsets the income tax to be paid and the remaining portion (if any) can be refunded at the end of a three-fiscal year period. The CIR is calculated based on eligible R&D expenditures. As of
December 31, 2025, 2024, and 2023, we recorded $6.6 million, $7.2 million, and $9.5 million of CIR tax credits against these expenses.

Sales and operations expenses consist primarily of headcount-related expenses for our employees working in our sales, business development, marketing, creative services and other teams, including salaries, bonuses, share-based compensation, and other personnel-related costs. Additional expenses in this category include provisions for doubtful accounts, consulting and professional fees paid to third parties, and allocated corporate overhead.
General and administrative expenses consist primarily of headcount-related expenses, including salaries, bonuses, share-based compensation, pension benefits and other personnel-related costs for our administrative, legal, information technology, human resources, facilities and finance teams. Additional expenses included in this category include professional fees, audit fees, tax services and legal fees, as well as insurance and other corporate expenses, along with allocated overhead, including internal IT costs.
Advertising and Promotional Expenses
Advertising costs are expensed when incurred and are included in sales and operations expenses on the consolidated statements of income. We incurred advertising expenses of $4.4 million, $1.9 million, and
$1.7 million for the years ended December 31, 2025, 2024, and 2023, respectively.
Share-Based Compensation
Share-based compensation expense consists of the company's restricted stock units (RSUs), and performance stock units (PSUs) expense and Lock-Up Shares "LUS" expense. RSUs and PSUs granted to employees are measured based on the grant-date fair value. The PSUs expense is updated to reflect the Company’s expectation of the likelihood of meeting the performance conditions of the granted instrument. In general, our RSUs and PSUs vest over a service period of three to four years. LUS were issued to the Iponweb seller as partial consideration for the Iponweb Acquisition. Share-based compensation expense is generally recognized based on a graded vesting basis over the requisite service period for each separately vesting tranche. We account for forfeitures as they occur.
Financial and Other Income (Expense)
Financial and other income (expense) consists of investment gains and losses, foreign currency exchange differences, and interest income and expenses.
Income Taxes
Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for all temporary differences between the financial reporting and tax bases of assets and liabilities, and for tax losses. Differences are defined as temporary when they are expected to reverse within a foreseeable future. Deferred tax assets are recognized to the extent that management determines it is more likely than not that such assets will be realized. In assessing realizability, management considers all available evidence, both positive and negative, including historical and projected future taxable income, the reversal of existing temporary differences, and available tax planning strategies. A valuation allowance is established for deferred tax assets that are not expected to be realized, and adjustments to the valuation allowance are recorded in income tax expense in the period such determinations are made. Tax assets and liabilities are not discounted. Amounts recognized in the Consolidated Financial Statements are calculated at the level of each tax-paying entity included in the consolidation scope. The effect of changes in tax laws or tax rates on deferred income tax assets and liabilities is recognized in the period in which such changes are enacted. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply in the periods in which temporary differences reverse.
Certain tax credits, including research and development tax credits, are accounted for as a component of income tax expense in accordance with ASC 740, Income Taxes.

Uncertain Tax Positions
We record uncertain tax positions in accordance with ASC 740, which requires a two-step process in which determinations are made (i) whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (ii) for those tax positions that meet the more-likely-than-not recognition threshold, we recognize the largest amount of tax benefit that is more than 50% likely to be realized upon ultimate settlement with a tax authority. We recognize interest and penalties related to unrecognized tax benefits within the income tax expense line in our consolidated statement of operations. Accrued interest and penalties are included within the related tax liability in the consolidated balance sheet.
Earnings Per Share
Basic earnings per share (“Basic EPS”) is calculated by dividing the net income attributable to shareholders of the
Parent Company, Criteo S.A., by the weighted average number of shares outstanding during the period. Diluted earnings per share ("Diluted EPS") is calculated by dividing the net income attributable to shareholders of the
Parent company, Criteo S.A., by the weighted average number of shares outstanding, including the dilutive effect of share-based awards as determined under the treasury stock method, during the period.
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
In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures, which improves the transparency of income tax disclosures. The standard requires disaggregated information about a reporting entity's effective tax rate reconciliation as well as information on income taxes paid. The adoption of this ASU was applied on a prospective basis and did not have a material impact on our consolidated financial statements. See
Note 17 Income Taxes for more information.
Accounting Pronouncements Not Yet Adopted
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
In December 2025, the FASB issued ASU 2025-10, Government Grants, Accounting for Government Grants
received by Business Entities, which establishes guidance for business entities on how to recognize, measure, present and disclose government grants received. The new standard is effective for annual periods beginning after December 15, 2028. We are currently evaluating the impact of the adoption of this standard on our consolidated financial statements.

Note 2. Restructuring and Other Exit Costs
From time to time, the Company may initiate restructuring actions designed to improve operational efficiency, optimize its cost structure, and better align its workforce and operations with business needs and strategic priorities. These actions may include workforce reductions and other organizational realignments intended to support the Company’s long-term objectives. The Company records employee severance and other termination costs that meet the requirements for recognition in accordance with the relevant guidance of ASC 420, Exit or Disposal Cost Obligations, or ASC 712,
Compensation – Nonretirement Postemployment Benefits, as applicable.
A summary of our Restructuring and Other Exit costs activity is presented as follows:

(in thousands)

Restructuring liability as of December 31, 2024	$313
Restructuring charge	3,043
Amounts paid	(313)
Restructuring liability as of December 31, 2025	$3,043
During the year ended December 31, 2025, the Company implemented a cost-reduction plan designed to improve operating efficiency and align its cost structure with revenue levels. The Company incurred approximately $3.0 million of restructuring costs during 2025 related to this plan, primarily reflected within Sales and Operations expense.
For the year ended December 31, 2024, we implemented several measures to pursue greater efficiency, including planned layoffs to further reduce our company size by approximately 100 employees ("2024 Restructuring Plan"). The
Company incurred restructuring costs of $8.5 million for the year ended December 31, 2024, of which $1.9 million was included in Research and Development expenses, $1.6 million was included in Sales and Operations expenses, and
$5.0 million was included in General and Administrative expenses.
For the year ended December 31, 2023, we announced planned layoffs to reduce our company size by approximately 250 employees across the Retail Media and Performance Media segments ("2023 Restructuring Plan"). The Company incurred restructuring costs of $23.0 million for the year ended December 31, 2023, of which $3.5 million was included in
Research and Development expenses, $13.9 million was included in Sales and Operations expenses, and $5.6 million was included in General and Administrative expenses.
Note 3. Segment information
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
The following table shows revenue by reportable segment:

	Year Ended December 31,
	2025	2024	2023
	(in thousands)
Retail Media	$263,872	$258,303	$209,007
Performance Media	1,681,029	1,674,986	1,740,438
Total Revenue	$1,944,901	$1,933,289	$1,949,445
The following table shows TAC by reportable segment:

	Year Ended December 31,
	2025	2024	2023
	(in thousands)
Retail Media	$4,188	$4,457	$5,547
Performance Media	766,096	807,349	921,292
Total Traffic Acquisition Cost	$770,284	$811,806	$926,839
The following table shows Contribution ex-TAC by reportable segment and its reconciliation to the Company’s
Consolidated Statements of Operation:

	Year Ended December 31,
	2025	2024	2023
	(in thousands)
Contribution ex-TAC
Retail Media	$259,684	$253,846	$203,460
Performance Media	914,933	867,637	819,146
	$1,174,617	$1,121,483	$1,022,606

Other costs of revenue	125,237	138,512	159,562
Gross profit	$1,049,380	$982,971	$863,044

Operating expenses
Research and development expenses	283,303	279,341	242,289
Sales and operations expenses	394,370	376,090	406,012
General and administrative expenses	168,942	176,138	137,525
Total operating expenses	$846,615	$831,569	$785,826

Income from operations	$202,765	$151,402	$77,218
Financial and other income (expense)	809	3,095	(2,490)
Income before tax	$203,574	$154,497	$74,728
Note 4. Financial instruments

Fair value measurements
The following tables summarize our assets measured at fair value on a recurring basis and the classification by level of input within the fair value hierarchy:

	Year Ended December 31,
	2025	2024
Cash and Cash Equivalents	(in thousands)
Level 1
Cash	$160,252	$251,452
Money market funds	89,157	12,479
Level 2
Commercial paper	$35,139	$5,150
Term deposits	41,614	20,157
Structured debt securities	15,876	1,455
Total	$342,038	$290,693
Investment Securities
The following table presents for each reporting period, the breakdown of investment securities held at cost basis:

	Year Ended December 31,
	2025	2024

	(in thousands)
Securities Held-to-maturity
Commercial paper	$17,366	$15,584
Structured debt securities	17,625	26,242
Corporate debt securities	11,750	—
Total	$46,742	$41,826
The gross unrealized gains or (loss) on our investment securities were not material as of December 31, 2025 , 2024 and
2023.
For our investment securities, the fair value approximates the carrying amount, given the nature of the term deposit and the maturity of the expected cash flows.
The following table classifies our held-to-maturity securities by contractual maturities:

Held-to-maturity
December 31, 2025

(in thousands)
Due in one year	$23,242
Due in one to five years	23,500
Total	$46,742
Our investments in nonmarketable equity securities were not material for the year ended December 31, 2025.

Note 5. Trade Receivables
The following table shows the breakdown in trade receivables net book value for the presented periods:

	Year Ended December 31,
	2025	2024
	(in thousands)
Trade accounts receivables	$607,983	$829,462
(Less) Allowance for doubtful accounts	(25,881)	(28,603)
Net carrying value at end of period	$582,102	$800,859
Changes in allowance for doubtful accounts are summarized below:

	Year Ended December 31,
	2025	2024	2023
	(in thousands)
Balance at beginning of period	$(28,603)	$(43,348)	$(47,792)
Provision for doubtful accounts	(11,524)	(12,910)	(15,709)
Write-offs, net of recoveries	15,553	26,695	21,027
Currency translation adjustment	(1,307)	960	(874)
Balance at end of period	$(25,881)	$(28,603)	$(43,348)
Accounts receivable balances are written-off once the receivables are no longer deemed collectible.
During the years ended December 31, 2025, 2024 and 2023, the Company recovered $4.5 million, $7.6 million and
$1.4 million, previously reserved for, and accounted for this as a reversal of provision.
During 2025, a large US retailer – that is a customer primarily in the Company's Performance Media segment –
experienced financial difficulty and subsequently filed for bankruptcy. As of year end 2025, the Company recorded a full allowance for $5.9 million for the related receivables.
Note 6. Other Current and Noncurrent Assets
The following table presents the components of prepaid expenses and other current assets, net, for the periods presented:

	Year Ended December 31,
	2025	2024
	(in thousands)
Prepayments to suppliers	$39,294	$40,579
Other current assets	13,916	10,308
Total	$53,210	$50,887
Prepayments to suppliers include capitalized costs related to the implementation of cloud computing arrangements that are service contracts and are amortized on a straight-line basis over the term of the associated hosting arrangements. As of December 31, 2025 and 2024, the gross capitalized costs were $25.6 million and $18.7 million, respectively. For the years ended December 31, 2025, 2024 and 2023 amortization expense was $9.5 million, $7.6 million and $5.3 million respectively.

Other current assets include an indemnification receivable of $5.5 million related to a legal matter, restricted cash, and other non-trade receivables. As of December 31, 2025 and 2024, restricted cash was $0.3 million and $0.3 million, respectively.
Other noncurrent assets as of December 31, 2025 and 2024 of $45.7 million and $61.2 million are primarily comprised of the indemnification asset of $37.2 million and $50.0 million, respectively, recorded against certain tax liabilities related to the Iponweb Acquisition.
Note 7. Property and Equipment, Net
Major classes of property and equipment were as follows:

	Year Ended December 31,
	2025	2024
	(in thousands)
Computer equipment	$310,362	$282,703
Furniture and fixtures	6,686	5,419
Construction in progress (1)	11,901	876
Leasehold improvements	24,492	20,728
Gross book value at end of period	353,441	309,726
Less: Accumulated depreciation	(214,111)	(202,504)
Net book value at end of period	$139,330	$107,222
(1) Includes leasehold improvements projects which are not yet ready for the intended use.
Depreciation expense for 2025, 2024 and 2023 was $33.3 million, $41.1 million and $51.4 million, respectively.
Note 8. Intangible assets
The table shows the breakdown and changes in carrying value of intangible assets:

	December 31, 2025				December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Impairment	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Impairment	Net Carrying Amount
Internally developed software	$217,629	$(143,990)	$—	$73,639	$125,831	$(81,034)	$(1,047)	$43,750
Internally developed software in progress	57,665	—	(2,462)	55,203	62,923	—	(1,899)	61,024
Acquired technology	166,019	(150,226)	—	15,793	150,199	(106,914)	(2,742)	40,543
Acquired customer relationships	102,269	(95,051)	—	7,218	97,802	(84,735)	—	13,067
Total intangible assets	$543,582	$(389,267)	$(2,462)	$151,853	$436,755	$(272,683)	$(5,688)	$158,384

Additions to Intangible Assets are comprised of internally developed software technology for the years ended December
31, 2025 and 2024. Impairment expense of $2.5 million and $5.7 million has been recognized for the year ended
December 31, 2025 and 2024 in Research and Development Expense in the Consolidated Statement of Operations. No
material impairment expense was recognized during the year ended December 31, 2023.
During the year ended December 31, 2025, the Company recorded accelerated amortization of $7.9 million and a nonrecurring impairment charge of $0.9 million related to internally developed intangible assets following Alphabet Inc.'s decision not to deprecate third-party cookies in Chrome.
Amortization expense was $89.0 million, $48.3 million and $33.4 million for the years ended December 31, 2025, 2024 and 2023, respectively.
As of December 31, 2025, expected amortization expense for intangible assets for the next five years and thereafter is as follows:

	Software	Technology and customer relationships	Total
2026	$49,158	$15,205	$64,363
2027	44,697	1,415	46,112
2028	25,786	1,415	27,201
2029	9,201	1,415	10,616
2030	—	1,415	1,415
Thereafter	—	2,146	2,146
Total	$128,842	$23,011	$151,853

Note 9. Goodwill
Goodwill allocated to the two reportable segments and the changes in the carrying amount for the years ended December
31, 2025 and 2024 were as follows:

	Retail Media	Performance Media	Total
	(in thousands)
Balance at January 1, 2024	$149,679	$374,518	$524,197
Currency translation adjustment	(4,718)	(4,291)	(9,009)
Balance at December 31, 2024	$144,961	$370,227	$515,188
Currency translation adjustment	6,867	13,706	20,573
Balance at December 31, 2025	$151,828	$383,933	$535,761
Note 10. Financial Liabilities
We are party to several revolving credit facilities with third-party financial institutions. Our revolving credit facilities as of
December 31, 2025 and 2024 are presented in the table below:

	Nominal/ Authorized amounts	Amount Outstanding as of December 31, 2025	Amount Outstanding as of December 31, 2024
Nature	(in thousands)			Interest rate	Maturity date

Bank Syndicate RCF - September 2022	€407,000	€407,000	€407,000	Floating rate: EURIBOR / SOFR + margin depending on leverage ratio	September 2027
Other short-term lines of credit	€21,500	€21,500	€21,500	EURIBOR
The Bank Syndicate Revolving Line of Credit is an unsecured sustainability-linked facility, subject to financial and nonfinancial covenants linked to our sustainability goals. As of year-end December 31, 2025, and 2024, we were in compliance with the required covenants.
As of December 31, 2025, and 2024, no amounts have been drawn or are outstanding under the Revolving Credit Facility.
We are also party to short-term credit lines in the form of overdraft facilities with HSBC plc, BNP Paribas and LCL with an authorization to draw up to a maximum of €21.5 million ($25.3 million) in the aggregate under the short-term credit lines and overdraft facilities. As of December 31, 2025, and 2024 we had not drawn on any of these facilities. Any loans or overdrafts under these short-term facilities bear interest based on the one month EURIBOR rate or three month EURIBOR rate. As these facilities are exclusively overdraft facilities, there is no maturity and our banks have the ability to terminate such facilities on short notice.
The Company also holds derivative financial instruments in order to manage and reduce exposure to the risk of exchange rate fluctuations.
The following table shows the maturity of our financial liabilities:

	Carrying value	2026	2027	2028	2029	2030
	(in thousands)
Financial derivatives	$11,360	$11,360	$—	$—	$—	$—
Total Financial liabilities	$11,360	$11,360	$—	$—	$—	$—

Note 11. Leases
The Company has entered into operating lease agreements primarily for data centers and offices throughout the world with lease periods expiring between 2026 and 2036. The components of lease expense are as follows:

Year Ended December 31,
	2025	2024	2023
(in thousands)
Lease expense	$35,745	$39,361	$36,637
Short term lease expense	477	950	678
Variable lease expense	1,674	1,697	877
Sublease income	(995)	(1,398)	(921)
Total operating lease expense	$36,901	$40,610	$37,271
As of December 31, 2025, future minimum lease payments are as follows:

Total
(in thousands)
2026	$38,704
2027	38,016
2028	32,317
2029	21,552
2030	11,004
Thereafter	9,795
Total minimum lease payments	151,388
Impact of Discount Rate	(13,026)
Total Lease Liability	$138,362
The weighted average remaining lease term and discount rates as of December 31, 2025 and 2024 are as follows:

	Year Ended December 31,
	2025	2024
Weighted average remaining lease term (years)	4.4	5.0
Weighted average discount rate	2.4%	2.7%
Supplemental cash flow information related to our operating leases is as follows for the period December 31, 2025, 2024 and 2023:

	Year Ended December 31,
	2025	2024	2023
	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities :
Operating cash flows for operating leases	$(33,669)	$(39,342)	$(38,059)
Lease liabilities arising from obtaining right-of-use assets	$58,008	$28,899	$28,696
As of December 31, 2025, we have additional operating leases, that have not yet commenced which will result in additional operating lease liabilities and right of use assets:

		Total
	(in thousands)
Additional operating lease liabilities		$25,773
Additional right of use assets		$25,773
These operating leases will commence during the fiscal year ending December 31, 2026.
Note 12. Other Current and Noncurrent Liabilities
Other current liabilities are presented in the following table:

	Year Ended December 31,
	2025	2024
	(in thousands)
Rebates	$36,844	$31,989
Customer prepayments and deferred revenue	8,420	9,636
Accounts payable relating to capital expenditures	18,126	1,758
Other creditors	4,888	6,436
Total	$68,277	$49,819
Accounts payable relating to capital expenditures are primarily related to the purchase of datacenter equipment.
Other noncurrent liabilities are presented in the following table:

	Year Ended December 31,
	2025	2024
	(in thousands)
Uncertain tax positions	$28,675	$18,884
Other	3,151	1,569
Total	$31,826	$20,453
Refer to Note 17 Income Taxes for more information on the uncertain tax positions.
Note 13. Employee Benefits
Defined Benefit Postretirement Plans
According to French law and the Syntec Collective Agreement, French employees are entitled to compensation paid on retirement, equal to up to twelve months of their salary based on term of employment.
The following table summarizes the changes in the projected benefit obligation:

	Year Ended December 31,
	2025	2024	2023
	(in thousands)
Accumulated postretirement benefit obligation - beginning of period	$4,709	$4,123	$3,708
Service cost	785	687	707
Interest cost	200	158	161
Curtailment	—	(192)	(306)
Actuarial losses (gains)	(622)	216	(290)
Currency translation adjustment	635	(283)	143
Accumulated postretirement benefit obligation - end of period	$5,707	$4,709	$4,123
The Company does not hold any plan assets for any of the periods presented.
The main assumptions used for the purposes of the actuarial valuations are listed below:

	Year Ended December 31,
	2025	2024	2023
Discount rate (Corp AA)	4.5%	3.9%	3.9%
Expected rate of salary increase	7.0%	7.0%	7.0%
Expected rate of social charges	50.0%	49.0%	48.0%
Expected staff turnover	Company age- based table	Company age- based table	Company age- based table
Estimated retirement age	65 years old	65 years old	Progressive table
Life table	TH-TF 2000-2002 shifted	TH-TF 2000-2002 shifted	TH-TF 2000-2002 shifted
Defined Contribution Plans
The Company also provides qualified defined contribution plans primarily in France, the United States, and the United
Kingdom. The most significant of these plans is the 401(k) Plan, which covers eligible U.S. employees. Employees can contribute to the plans a specified percentage of their eligible compensation, subject to matching contributions from the
Company on behalf of the eligible employee. The following table shows the Company's agreed contributions, reported in the Consolidated Statement of Operations for the period.

	Year Ended December 31,
	2025	2024	2023
	(in thousands)
Defined contributions plan expenses	$(20,067)	$(19,062)	$(18,342)

Note 14. Common shares and Treasury stock
Change in Number of Shares

Number of ordinary shares
Balance at January 1, 2024	55,765,091
of which Common shares	61,165,663
of which Treasury stock	(5,400,572)

Issuance of shares under share option and free share plans (1)	(3,420,824)
Treasury Shares Issued for RSU Vesting	2,366,158
Treasury Shares Issued for LUS Vesting	1,953,761
Treasury Shares Retired (1)	3,590,000
Share repurchase program	(5,976,764)
Balance at December 31, 2024	54,277,422
of which Common shares	57,744,839
of which Treasury stock	(3,467,417)

Issuance of shares under share option and free share plans (2)	(2,084,944)
Treasury Shares Issued for RSU Vesting	2,157,390
Treasury Shares Issued for LUS Vesting	—
Treasury Shares Retired (2)	2,195,000
Share repurchase program	(5,393,002)
Balance at December 31, 2025	51,151,866
of which Common shares	55,659,895
of which Treasury stock	(4,508,029)
(1) Adopted by the Board of Directors on April 25, 2024 and December 5, 2024
(2) Adopted by the Board of Directors on December 8, 2025
Note 15. Share-Based Compensation
Equity awards Compensation Expense
Equity awards compensation expense recorded in the consolidated statements of operations was as follows:

	Year Ended December 31,
	2025	2024	2023
	(in thousands)
Research and Development	$(21,697)	$(54,027)	$(54,794)
Sales and Operations	(19,404)	(21,457)	(20,011)
General and Administrative	(17,467)	(27,133)	(22,380)
Total equity awards compensation expense (1)	(58,568)	(102,617)	(97,185)
Tax benefit from equity awards compensation expense	6,886	10,086	7,864
Total equity awards compensation expense, net of tax effect	$(51,682)	$(92,531)	$(89,321)
(1) The periods ended December 31, 2025 and 2024, are presented net of $5.8 million and $4.0 million, respectively, capitalized stock-based compensation relating to internally developed software.

During the year ended December 31, 2025, the departures of the Company’s former Chief Executive Officer and Chief
Revenue Officer resulted in the forfeiture of unvested stock-based compensation awards of both restricted and performance based awards. As a result, the Company reversed $4.5 million of previously recognized stock-based compensation expense, which is reflected, respectively as a reduction of $3.4 million in General and Administrative expense and a reduction of $1.1 million in Sales and Operations, for the year ended December 31, 2025. The summary of the forfeitures by award type is presented in the tables below.
The breakdown of the equity award compensation expense by instrument type was as follows:

	Year Ended December 31,
	2025	2024	2023
	(in thousands)
Restricted stock units and Performance stock units	$(58,568)	$(66,736)	$(61,949)
Lock-up shares	—	(34,013)	(33,224)
Nonemployee warrants	—	(1,822)	(1,922)
Stock options	—	(46)	(90)
Total equity awards compensation expense (1)	(58,568)	(102,617)	(97,185)
Tax benefit from equity awards compensation expense	6,886	10,086	7,864
Total equity awards compensation expense, net of tax effect	$(51,682)	$(92,531)	$(89,321)
(1) The periods ended December 31, 2025 and 2024, are presented net of $5.8 million and $4.0 million, respectively, capitalized stock-based compensation relating to internally developed software.
A detailed description of each instrument type is provided below.
Restricted Stock Units and Performance Stock Units
During the year ended December 31, 2025, the Company granted new equity awards under our current equity compensation plans, which were comprised of restricted stock units (“RSU”), and performance-based awards for the
Company’s senior executives, which are subject to the achievement of certain performance goals (“Financial PSU”) or to share price metrics tied to total shareholder return (“TSR PSU”).
Restricted Stock Units
Restricted stock units generally vest over four years, subject to the holder’s continued service. The grant date fair value is determined by the Company's Nasdaq share price the day prior to the grant.

	Shares (RSU)	Weighted- Average Grant Date Fair Value Per Share

Outstanding as of December 31, 2024	4,422,434	$34.45
Granted	2,465,484	29.14
Vested	(1,831,852)	30.54
Forfeited	(537,369)	34.10
Outstanding as of December 31, 2025	4,518,697	$33.15
The RSUs generally vest over a four-year period, with expense recognized on a graded vesting basis over the requisite service period for each separately vesting tranche. A total of 2,465,484 shares have been granted under this plan in the year 2025, with a weighted-average grant-date fair value of $29.14.
As of December 31, 2025, the Company had unrecognized stock-based compensation relating to restricted stock units of approximately $78.9 million, which is expected to be recognized over a weighted-average period of 3.1 years.

Performance Stock Units
Performance stock units (PSUs) are subject to either internal financial performance conditions or external market conditions.
Financial PSUs
Financial PSUs are earned based on the achievement of certain financial metrics, including Contribution ex-TAC,
Contribution ex-TAC of Retail Media and Adjusted EBITDA. In the period ending December 31, 2025, a total of 217,239 shares have been granted at target with a vesting period of three years. The target shares are subject to a range of vesting from 0% to 200% based on the performance of internal financial metrics, for a maximum number of shares of 434,478. The grant-date fair value is determined by the Company's Nasdaq share price the day prior to the grant. The weighted average grant-date fair value of those plans is $28.27 per share for a total fair value of approximately $6.1 million, to be expensed on a straight-line basis over the respective vesting period.
The number of shares granted, vesting and outstanding subject to performance conditions is as follows:

	Shares (PSU)	Weighted- Average Grant Date Fair Value Per Share

Outstanding as of December 31, 2024	836,008	$33.47
Granted	217,239	28.27
Performance share adjustment	(38,264)	—
Vested	(322,701)	33.48
Forfeited	(250,143)	34.67
Outstanding as of December 31, 2025	442,139	$31.89
As of December 31, 2025, the Company had unrecognized stock-based compensation related to performance stock units of approximately $3.9 million, which is expected to be recognized over a weighted-average period of 2.6 years.
TSR PSUs
TSR PSUs are earned based on the Company’s total shareholder return relative to the Nasdaq Composite Index, and certain other vesting conditions. In the period ending December 31, 2025, 217,239 shares have been granted at target under this plan, to be earned in two equal tranches over a term of two and three years, respectively. The target shares are subject to a range of vesting from 0% to 200% for each tranche based on the TSR, for a maximum number of shares of
434,478. The grant-date fair value is approximately $12.4 million, to be expensed on a straight-line basis over the respective vesting period.
The grant-date fair value was determined based on a Monte-Carlo valuation model using the following key assumptions:

Expected volatility of the Company	40.33%
Expected volatility of the benchmark	77.41%
Risk-free rate	3.95%
Expected dividend yield	—%
The number of shares granted, vested and outstanding subject to market conditions is as follows:

	Shares (TSR)	Weighted- Average Grant Date Fair Value Per Share

Outstanding as of December 31, 2024	259,138	$51.28
Granted	217,239	57.03
Vested	—	—
Forfeited	(162,994)	52.91
Outstanding as of December 31, 2025	313,383	$54.41
As of December 31, 2025, the Company had unrecognized stock-based compensation related to performance stock units based on market conditions of $11.5 million, which is expected to be recognized over a weighted-average period of 1.8 years.
Modification of Performance Stock Units
On December 22, 2025, the Board of Directors approved modifications to the terms of certain outstanding and unvested
PSUs previously granted, as further described below.
The modification of Financial PSUs amended the performance targets to allow for previously unvested and unearned performance awards that were not probable to vest, to vest, subject to three-year service period. This modification pertained to all nine grantees and was accounted for as an improbable-to-probable Type III modification under ASC 718,
Compensation - Stock Compensation, resulting in no incremental compensation expense. The fair value of the modified performance awards was estimated using the closing stock price on the date of modification.
The modification of TSR PSUs replaced the market condition with financial performance conditions to be determined at a later date, subject to three-year service period. This modification pertained to grants awarded to our Chief Executive Officer and was accounted for as a probable-to-probable Type I modification under ASC 718, resulting in incremental compensation expense of $0.4 million, over the remaining service period, of which an immaterial amount was recognized during year-end December 31, 2025. The incremental fair value of the modified awards was measured as the difference between the fair value of the modified award and the fair value of the original award as of the modification date.
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
to these awards.
Nonemployee warrants
Nonemployee warrants generally vest over four years, subject to the holder’s continued service through the vesting date.

	Shares	Weighted- Average Grant Date Fair Value Per Share	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)

Outstanding - December 31, 2024	159,897	$18.31	3.6	$3,528.7
Granted	—
Exercised	—
Cancelled	—
Expired	—
Outstanding - December 31, 2025	159,897	$18.31	2.6	$1,300.0

Vested and exercisable - December 31, 2025	159,897
The aggregate intrinsic value represents the difference between the exercise price of the nonemployee warrants and the fair market value of common stock on the date of exercise. During the period ended December 31, 2025 there were no exercises of nonemployee warrants.
No new nonemployee warrants were granted in the year ending December 31, 2025. As of December 31, 2025, all instruments have fully vested.
Stock Options
Stock options granted under the Company’s stock incentive plans generally vest over four years, subject to the holder’s continued service through the vesting date and expire no later than 10 years from the date of grant.

	Options Outstanding
	Number of Shares Underlying Outstanding Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)

Outstanding - December 31, 2024	218,681	$20.49	4.5	$4,340.6
Options granted	—
Options exercised	(111,156)
Options forfeited	(1,100)
Options canceled	—
Options expired	(19,710)
Outstanding - December 31, 2025	86,715	$17.35	4.0	$276.0

Vested and exercisable - December 31, 2025	86,715
The aggregate intrinsic value represents the difference between the exercise price of the options and the fair market value of common stock on the date of exercise. The aggregate intrinsic value of the stock options exercised was $0.4 million,
$0.8 million and $0.2 million for the years ended December 31, 2025, 2024 and 2023, respectively.
No new stock options were granted in the year ending December 31, 2025 and December 31, 2024. As of December 31,
2025, there was no remaining unrecognized stock-based compensation related to unvested stock options.

Note 16. Financial and Other Income and Expenses
The condensed consolidated statements of income line item “Financial and Other Income (Expense)” can be broken down as follows:

	Year Ended December 31,
	2025	2024	2023
	(in thousands)

Financial income from cash equivalents	$5,658	$10,068	$4,678
Interest and fees	(2,461)	(1,824)	(2,244)
Foreign exchange (loss) income	(2,217)	(3,534)	(7,553)
Discounting impact	—	(1,767)	(5,289)
Other financial income (expense)	(171)	152	7,918
Total financial and Other Income (Expense)	$809	$3,095	$(2,490)
The $0.8 million financial and other income for the period ended December 31, 2025 was mainly driven by interest income offset by the recognition of a negative impact of foreign exchange, including end of year non-cash marked to market, and the financial expenses related to our €407 million available Revolving Credit Facility ("RCF").
The $3.1 million financial and other income for the period ended December 31, 2024 was mainly driven by interest income offset by the recognition of a negative impact of foreign exchange, including end of year non-cash marked to market, the accretion of the earn-out liability related to the Iponweb acquisition, and the financial expense relating to our €407 million available RCF.
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

Note 17. Income Taxes
Provision for Income Taxes
The components of income from continuing operations before income taxes and the related provision for income taxes, disaggregated between domestic and foreign operations, are as follows:

	Year Ended December 31,
	2025			2024			2023
	Domestic	Foreign	Total	Domestic	Foreign	Total	Domestic	Foreign	Total
	(in thousands)
Pretax Income	$66,813	$136,761	$203,574	$65,357	$89,140	$154,497	$38,313	$36,415	$74,728
Current Tax Expense	12,999	48,729	61,728	9,943	55,881	65,824	3,755	39,917	43,672
Deferred Tax Expense (Benefit)	574	(8,107)	(7,533)	(1,302)	(24,738)	(26,040)	634	(24,222)	(23,588)
Total Provision for Income Taxes	$13,573	$40,622	$54,195	$8,641	$31,143	$39,784	$4,389	$15,695	$20,084
In December 2021, the Organization for Economic Cooperation and Development (OECD) released Pillar Two Model Rules defining the global minimum tax, which calls for the taxation of a minimum rate of 15% for multinational companies with consolidated revenue above €750 million. Numerous jurisdictions have enacted or are in the process of enacting legislation to adopt a minimum effective tax rate. As of December 31, 2025 and 2024, the adoption of Pillar Two resulted in an impact of $0.7 million and $3.0 million respectively recognized in Provision for income taxes within the Consolidated Statement of
Operations. The Company will continue to assess the ongoing impact of Pillar Two as additional guidance becomes available.
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted, introducing significant changes to both U.S.
domestic and international tax provisions. The legislation did not have a material impact on our income tax expense for the year ended December 31, 2025 and did not have a material impact on our effective income tax rate.

Reconciliation of the French Statutory Income Tax Rate to the Effective Income Tax Rate
The following tables shows the reconciliation between the effective and standard French rate of 25.8% after the adoption of
ASU 2023-09 is as follows:

	2025
	(in thousands)
Tax expense at French Statutory Rate	$52,563
Increase / decrease in tax expense arising from:
Nontaxable or nondeductible items	(828)	(0.4)%
Income eligible to reduced taxation rate (1)	(9,273)	(4.6)%
Changes in Unrecognized Tax Benefit	10,359	5.1%
Other	3,368	1.7%
Foreign Tax effects
USA
Statutory tax rate difference between U.S. and France	(3,709)	(1.8)%
State and Local Taxes	2,734	1.3%
Nondeductible compensation	3,541	1.7%
Other	(62)	—%
Germany
State and Local Taxes	3,204	1.6%
Other	(710)	(0.3)%
UK
Valuation Allowance Release	(9,735)	(4.8)%
Other	459	0.2%
Other Foreign
Other	2,284	1.1%
Provision for Income Taxes	$54,195
Effective tax rate		26.6%
(1) Income eligible to reduced taxation rate refers to the application of a reduced income tax rate on the majority of the technology royalties income

A reconciliation of the provision for income taxes to the amount computed by applying the 25.8% French statutory income tax rate to income before income taxes for years prior to the adoption of ASU 2023-09 is as follows:

	Year Ended December 31,
		2024	2023

	(in thousands)

Tax expense at French Statutory Rate		39,891	19,295
Increase / decrease in tax expense arising from:
French Research Tax Credit, Crédit d’Impôt Recherche (“CIR”)		(1,809)	(2,376)
Shared-based Compensation		5,722	8,764
Non-tax deductible provision from loss contingency on regulatory matters (see Note 19)		—	(5,546)
Nondeductible Expenses		7,745	5,274
Non recognition of deferred tax assets		366	878
Utilization or recognition of previously unrecognized tax losses		(5,839)	(1,760)
French Business Tax "Cotisation sur la Valeur Ajoutée des Entreprises" ("CVAE")		1,237	1,593
Income eligible to reduced taxation rate (1)		(5,795)	(4,341)
Effect of different tax rates		292	(922)
Other differences		(2,026)	(775)
Provision for income taxes		$39,784	$20,084
Effective tax rate		25.8%	26.9%
(1) Income eligible to reduced taxation rate refers to the application of a reduced income tax rate on the majority of the technology royalties income
Deferred Tax Assets and Liabilities
The following table shows the changes in the major sources of deferred tax assets and liabilities:

	Year Ended December 31,
	2025	2024	2023
	(in thousands)
Net deferred tax assets :
Intangibles including capitalized R&D costs	$53,599	$49,296	$24,340
Net operating loss carryforwards	14,983	14,330	17,734
Personnel-related accruals	9,834	10,104	9,958
Shared-based Compensation	8,282	12,328	6,067
Tax Credits	5,896	5,917	5,788
Bad debt allowance	4,732	5,034	7,389
Other	4,260	4,843	6,769
Other accruals	2,797	2,708	3,346
Total Deferred Tax Assets	$104,383	$104,560	$81,391

Valuation allowance	(18,979)	(27,621)	(29,794)

Total Deferred Tax Assets, net of valuation allowance	$85,404	$76,939	$51,597

Amounts recognized in our Consolidated Financial Statements are calculated at the level of each subsidiary within our
Consolidated Financial Statements. As of December 31, 2025, 2024 and 2023, the valuation allowance against net deferred income taxes amounted to 19.0 million, 27.6 million and 29.8 million, respectively, which related mainly to Criteo
Corp. ($5.9 million, $5.9 million and $5.7 million, respectively), Criteo Brazil ($0.0 million, $0.0 million and $2.7 million, respectively), Criteo UK ($0.0 million, $9.3 million and $10.7 million, respectively), Criteo Singapore ($0.0 million,
$0.0 million and $1.2 million, respectively), Criteo Australia Pty ($4.0 million, $2.9 million and $2.9 million, respectively) and
Criteo France ($9.0 million, $8.7 million and $5.0 million, respectively).
During the year ended December 31, 2025, the Company released a valuation allowance of approximately $9.7 million related to deferred tax assets in the United Kingdom, primarily as a result of sustained profitability.
The Company mainly has net operating loss carryforwards in the U.S. for $35.4 million in various states, which begin to expire in 2031 and net operating loss carryforwards in the United Kingdom for $30.4 million, which have no expiration date.
The company has $5.9 million of state R&D tax credits in the US, which can be carry-forward indefinitely.
Utilization of our net operating loss and tax credit carryforwards in the US may be subject to annual limitations due to the ownership change limitations provided by the IRS Code 382 and similar state provisions. Such annual limitations could result in the expiration of the net operating loss and tax credit carryforwards before their utilization.
As of December 31, 2025, we have not provided deferred taxes on unremitted earnings related to foreign subsidiaries. We intend to continue to reinvest these foreign earnings indefinitely and do not expect to incur any significant taxes related to such amounts.
Uncertain Tax Positions
The following table summarizes the activity related to our gross unrecognized tax benefits during the years ended
December 31, 2025, 2024 and 2023:

	Year Ended December 31,
	2025	2024	2023

	(in thousands)

Beginning balance of unrecognized tax benefits	$12,428	$12,229	$13,315
Increases (Decreases) related to current year tax positions	10,344	199	(1,086)
Ending balance of unrecognized tax benefits (excluding interest and penalties)	22,772	12,428	12,229
Interest and penalties associated with unrecognized tax benefits	7,207	5,589	4,558
Ending balance of unrecognized tax benefits (including interest and penalties)	$29,979	$18,017	$16,787
During the year ended December 31, 2025, the Company recorded an unrecognized tax benefit of approximately $8.4 million related to certain income tax positions associated with stock-based compensation, based on management’s evaluation of the relevant facts and circumstances as of December 31, 2025, in accordance with ASC 740.
The Company files income tax returns in France, the United States (at the federal and state levels), and various other foreign jurisdictions, and is subject to income tax examinations by tax authorities in these jurisdictions. The Company is currently under examination in France for the 2022 and 2023 tax years. Other tax years and jurisdictions remain subject to examination under applicable statutes of limitations. The ultimate resolution of uncertain tax positions depends on the interpretation of applicable tax laws and regulations and may be affected by future developments, including examination outcomes, changes in facts and circumstances, or the expiration of applicable statutes of limitations. Management evaluates uncertain tax positions based on the relevant risks, facts, and circumstances existing at each reporting date and believes that the recorded liabilities adequately reflect these uncertainties. Actual outcomes may differ from management’s estimates and could affect the Company’s effective income tax rate in future periods.

Cash Paid For Income Taxes
The following table presents the Company’s cash income taxes paid (net of refunds), including the total amount and amounts paid in individual foreign jurisdictions that exceeded 5 percent of total cash income taxes paid:

	Year Ended December 31,
	2025	2024	2023
	(in thousands)
Domestic	$1,806	$614	$2,382
Foreign
US	47,660	29,376	28,840
Japan	8,349	2,709	2,624
Spain	—	5,184	—
Other Foreign	7,115	2,822	6,281
Total	$64,930	$40,705	$40,127
Note 18. Earnings Per Share
Basic Earnings Per Share
The components of Basic EPS for the years ended December 31, 2025, 2024 and 2023, were as follows:

	Year Ended December 31,
	2025	2024	2023

	(in thousands, except share data)

Net income attributable to shareholders of Criteo S.A.	$144,602	$111,571	$53,259
Weighted average number of shares outstanding (Note 14)	52,934,526	54,817,136	56,170,658
Basic earnings per share	$2.73	$2.04	$0.95
Diluted Earnings Per Share
Diluted EPS considers the impact of potentially dilutive shares not yet issued from share-based compensation plans using the treasury stock method. There were no other potentially dilutive instruments outstanding as of December 31, 2025, 2024 and 2023. Consequently all potential dilutive effects from shares are considered.
For each period presented, a contract to issue a certain number of shares (i.e., stock options and nonemployee warrants)
was assessed as potentially dilutive, if it was “in the money” (i.e., the exercise or settlement price is lower than the average market price).

	Year Ended December 31,
	2025	2024	2023

	(in thousands, except share data)

Net income attributable to shareholders of Criteo S.A.	$144,602	$111,571	$53,259
Basic shares:
Weighted average number of shares outstanding of Criteo S.A.	52,934,526	54,817,136	56,170,658
Dilutive effect of:
Restricted share awards ("RSUs") and Performance share awards ("PSUs")	1,799,709	2,904,711	2,643,129
Lock-up shares ("LUSs")	—	711,941	1,261,947
Stock options	36,045	112,491	104,294
Share warrants	22,260	59,250	51,599
Weighted average number of shares outstanding used to determine diluted earnings per share	54,792,540	58,605,529	60,231,627
Diluted earnings per share	$2.64	$1.90	$0.88
The weighted average number of securities that were anti-dilutive for diluted EPS for the periods presented but which could potentially dilute EPS in the future are as follows:

	Year Ended December 31,
	2025	2024	2023

Restricted share awards	2,019,480	236,039	348,675
Weighted average number of anti-dilutive securities excluded from diluted earnings per share	2,019,480	236,039	348,675
Note 19. Commitments and contingencies
Contractual Commitments
We have $68.4 million of non-cancelable contractual commitments as of December 31, 2025, which are primarily related to software licenses, maintenance and bandwidth for our servers.
The following is a schedule, by years, of non-cancelable contractual commitments as of December 31, 2025 :

Total
(in thousands)
2026	$52,007
2027	8,701
2028	4,475
2029	2,185
2030	982
Total	$68,350
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
Legal and Regulatory Matters
Following a complaint from Privacy International against a number of advertising technology companies with certain data protection authorities, including in France, France's Commission Nationale de l'Informatique et des Libertés (the "CNIL")
opened a formal investigation in January 2020 against Criteo. In June 2023, the CNIL issued its decision, which retained alleged European Union's General Data Protection Regulation ("GDPR") violations but reduced the financial sanction against Criteo from the original amount of €60 million ($70.5 million) to €40 million ($47.0 million). Criteo issued the required sanction payment during the third quarter of 2023. The decision relates to past matters and does not include any obligation for Criteo to change its current practices. Criteo has appealed this decision before the French Council of State
(Conseil d’Etat).
As previously disclosed, the Company is party to a claim (Doe vs. GoodRx Holdings, Inc. et al. in the U.S. District Court for
the Northern District of California) alleging violations of various state and federal laws. In the third quarter of 2025, the
Company agreed to settle the matter for $7.0 million, subject to court approval. GoodRx agreed to indemnify the Company for $5.5 million, subject to court approval of the settlement with plaintiffs. In January 2026, the court denied approval of the proposed settlement. The Company continues to engage in discussions with the plaintiffs and GoodRx to address the
Judge’s requests and re-file the settlement agreement. Based on management's assessment of the underlying facts and circumstances, including the status of settlement discussions and the indemnification arrangement with GoodRx, the
Company recognized an estimated probable loss of $7.0 million within “Contingencies-current portion” as of December 31,
2025 and an indemnification receivable of $5.5 million within “Prepaid expenses and other current assets”. The resulting estimated net probable loss of $1.5 million was recognized within “General and administrative expenses” in the Company’s consolidated statement of operations for the year ended December 31, 2025. The results of legal proceedings are inherently uncertain and it is reasonably possible that the ultimate loss may differ from our estimate.
On July 9, 2025, a putative class action was filed against the Company, CVS and others in the U.S. District Court for the
Central District of California, alleging violations of various laws regarding sensitive health and personal information. On
October 27, 2025, the action was dismissed with respect to the Company. On November 7, 2025, a second amended putative class action complaint was filed against the Company, CVS and others in the U.S. District Court for the Central
District of California, again alleging violations of various laws regarding sensitive health and personal information. The plaintiffs seek damages and injunctive relief. We dispute the allegations of wrongdoing and intend to defend ourselves vigorously in these matters. On January 30, 2026, the plaintiff filed a stipulation to dismiss the case, and the parties are currently engaged in mediation.
On October 17, 2025, AlmondNet, Inc. and Intent IQ, LLC filed a patent-infringement lawsuit in the U.S. District Court for the District of Delaware. The complaint was served to the Company on October 21, 2025. The plaintiffs seek damages and injunctive relief. We dispute the allegations of wrongdoing and intend to defend ourselves vigorously in these matters.
Non income tax risks
During the year ended December 31, 2025, management reassessed the provision related to certain non-income tax matters recognized under ASC 450, Contingencies, reducing the balance from $31.9 million to $22.7 million. These risks were initially identified and recognized as part of the Iponweb Acquisition in 2022. In accordance with the purchase agreement relating to the acquisition, the Company is indemnified against specific tax risks, and as such, an indemnification asset has been recorded. The indemnification asset is recorded as part of "Other noncurrent assets" on the consolidated statement of financial position.
Note 20. Breakdown of Revenue and Noncurrent Assets
The following table presents the Company's revenue disaggregated by major product for the years ended December 31,
2025, 2024 and 2023:

	Year Ended December 31,
	2025	2024	2023
	(in thousands)

Retail Media	$263,872	$258,303	$209,007

Commerce Growth	1,563,093	1,556,751	1,614,905
Other	117,936	118,235	125,533
Performance Media	1,681,029	1,674,986	1,740,438
Total Revenue	$1,944,901	$1,933,289	$1,949,445
The Company operates in three geographical markets:
•Americas: North and South America;
•Europe, Middle-East and Africa; and
•Asia-Pacific.
The following table discloses our consolidated revenue for each geographical area for each of the reported periods.
Revenue by geographical area is based mainly on the location of advertisers’ campaigns.
Revenue generated in other significant countries where we operate is presented in the following table:

	Year Ended December 31,
	2025	2024	2023
	(in thousands)

Americas	$836,670	$892,175	$887,247
United States	753,286	802,609	803,288

EMEA	$728,052	$676,455	$672,610
Germany	207,600	202,653	200,145
France	88,887	87,770	100,277

Asia-Pacific	$380,179	$364,659	$389,588
Japan	221,087	204,082	216,991
For each reported period, noncurrent assets (corresponding to the net book value of tangible and intangible assets) are presented in the table below. The geographical information includes results from the locations of legal entities.

	Americas	EMEA	Asia- Pacific	Total
	(in thousands)

December 31, 2025	$69,785	$207,109	$14,289	$291,183
December 31, 2024	$68,193	$186,035	$11,378	$265,606
Note 21. Subsequent Events
Share Repurchase Program extension
On February 6, 2026, the Board of Directors approved an increase to the Company’s share repurchase program for the
Company’s outstanding American Depositary Shares. As of February 6, 2026, following this approval, the remaining authorization under the program was up to $200 million. The Company intends to use repurchased shares under this program primarily to satisfy employee equity plan vesting in lieu of issuing new shares, which would limit future dilution to shareholders, and may also use such shares in connection with potential acquisition transactions.