Form 10-K/A
period 2025-12-31
Criteo S.A.
filed 2026-04-28
CIK 1576427

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
DOCUMENTS INCORPORATED BY REFERENCE
None.
EXPLANATORY NOTE
This Amendment No. 1 on Form 10-K/A (this “Amendment” or "Form 10-K/A") amends our Annual Report on Form 10-
K for the fiscal year ended December 31, 2025 filed with the Securities and Exchange Commission (the “SEC”) on
February 26, 2026 (the “Original 10-K”), to include the information required by Items 10 through 14 of Part III of the
Original 10-K. This information was previously omitted from the Original 10-K in reliance on General Instruction G(3) to
Form 10-K, which permits such information to be incorporated by reference to our annual meeting definitive proxy statement filed no later than 120 days after our fiscal year-end. We are filing this Amendment to present the information required by Part III of Form 10-K as we will not file our annual meeting definitive proxy statement within 120 days of the end of our fiscal year ended December 31, 2025.
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
CRITEO S.A.
AMENDMENT NO. 1 TO ANNUAL REPORT ON FORM 10-K
For The Fiscal Year Ended December 31, 2025

General
Except where the context otherwise requires, all references in this Amendment to the "Company," "Criteo," "we," "us," "our"
or similar words or phrases are to Criteo S.A. and its subsidiaries, taken together. In this Amendment, references to "$" and
"US$" are to United States dollars. Our audited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP. Unless otherwise indicated, the statistical and financial data contained in this Amendment are presented as of December 31, 2025.
Trademarks
"Criteo," the Criteo logo and other trademarks or service marks of Criteo appearing in this Amendment are the property of
Criteo. Trade names, trademarks and service marks of other companies appearing in this Amendment are the property of their respective holders.
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
You should refer to Item 1A "Risk Factors" of this Amendment for a discussion of important factors that may cause our actual results to differ materially from those expressed or implied by our forward-looking statements. As a result of these factors, we cannot assure you that the forward-looking statements in this Amendment will prove to be accurate.
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
You should read this Amendment and the documents that we reference in this Amendment and have filed as exhibits to this
Amendment completely and with the understanding that our actual future results may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements.
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

PART III
Item 10.    Directors, Executive Officers and Corporate Governance
Director and Director Nominee Biographies
Presented below is information with respect to the Board of Director’s eight incumbent directors and its director nominees. The information presented below for each such person includes the specific experience, qualifications, attributes and skills that led the Board of Directors to conclude that such person should serve on the Board of Directors.

Michael Komasinski CEO & Director Age: 55 Director since: 2025	Professional Experience
•Chief Executive Officer of the Americas, President of Global Data and Technology, dentsu (2023 –
2025)
•Global Chief Executive Officer, Merkle (2015 – 2023)
•Chief Operating Officer, Razorfish (2014 – 2015)
•President, Schawk Retail Marketing, SGK (2010 – 2014)
•Vice President Global Operations, Nielsen (2003 – 2010)

Key Skills & Qualifications
•Technology / AdTech / Retail Media Expertise: Mr. Komasinski brings over 20 years of AdTech expertise and a proven track record of driving accelerated growth, AI-driven innovation and scale.
He has vast retail media expertise, having grown Merkle's retail media consulting practice and combining it with dentsu's leading media buy-side capabilities.
•Strategy / Business Transformation Experience: At dentsu, Mr. Komasinski led the technological transformation of its product suite during a time of rapid innovation. Those efforts included embedding AI across dentsu’s products and platforms to enhance value for clients and defining dentsu’s client-facing data drive, technology strategy, which resulted in significant enterprise client wins.
•Global Business Experience: Prior to joining dentsu, Mr. Komasinski was responsible at Merkle for overseeing a staff of more than 14,000 employees in over 50 locations throughout the
Americas, EMEA, and APAC. He previously served in leadership positions at Razorfish, Schawk
Retail Marketing, The Nielsen Company, and A.T. Kearney. Mr. Komasinski is a board member of the Ad Council and the Interactive Advertising Bureau (IAB).

Current Organizations
•Director, Ad Council (2023 – Present) •Director, Interactive Advertising Bureau (IAB) (2025 – Present)
Education
•Bachelor of Science in Engineering and Philosophy, Vanderbilt University •MBA degree, Indiana University’s Kelley School of Business

Frederik van der Kooi Chairperson of the Board & Independent Director Age: 59 Director since: 2023 Committee: Nomination & Corporate Governance	Professional Experience
•Microsoft Corporation
◦Corporate Vice President (Microsoft Advertising) (2010 – 2021)
◦Corporate Vice President & COO (Online Services Division) (2009 – 2010)
◦Corporate Vice President & CFO (Online Services Division and Windows) (2006 – 2009)
◦General Manager (Finance – EMEA) (2003 – 2006)
◦Senior Finance Director (Western Europe) (2001 – 2003)
◦Finance Director (Benelux) (1999 – 2001)
•Previously held numerous finance and business roles at General Motors including CFO of IBC
Vehicles

Key Skills & Qualifications
•Technology / AdTech Expertise: Mr. van der Kooi has deep expertise in digital advertising, leading Microsoft’s digital advertising business for over a decade, covering search, display, native, retail media and video offerings and leading strategy, sales, marketing and partnerships globally.
•Corporate Finance / M&A Experience: Mr. van der Kooi led Microsoft’s acquisitions and integration of PromoteIQ in retail media, Xandr and others, and closed transformative business partnerships with Yahoo, AOL, AppNexus and global agency partners.
•Strategy / Business Transformation Experience: Mr. van der Kooi built and scaled Microsoft’s global advertising business fivefold over a decade, reaching ~$10bn by the end of his tenure.
•Global Business Experience: Throughout his career, Mr. van der Kooi has led multi-country teams and held positions of leadership in the United States, Western Europe and the United
Kingdom.

Education
•Master of Business Administration, Instituto de Estudios Superiores de la Empresa (IESE) •Bachelor of Business Administration, Nyenrode University

Nathalie Balla Independent Director Age: 58 Director since: 2017 Committee: Audit and Compensation	Professional Experience
•Co-owner and Chief Executive Officer (2014 – 2022), Chief Executive Officer (2009 – 2014), La
Redoute
•Co-owner and Managing Director (2014 – 2022), Relais Colis
•Managing Director, Robert Klingel Europe (2005 – 2008)
•Executive Committee (International Operations), Quelle and Neckermann (2001 – 2005)
•Managing Director, Quelle Versand and Mode&Preis Switzerland (1998 – 2001)
•Managing Director, Madeleine Switzerland and Austria (1992 – 1998)
•Auditor, Price Waterhouse Switzerland (1990 – 1991)

Key Skills & Qualifications
•Retail Media Expertise: Ms. Balla brings extensive experience in retail media and a keen understanding of how to successfully influence customers at points of purchase having served as
CEO of La Redoute, the number one online retailer for apparel and home & decoration in France and one of Europe's largest home shopping organizations.
•Global Business Experience: Throughout her career, Ms. Balla has led multi-country teams in the retail industry, including serving as a key leader in charge of international operations at
German retailer Quelle and Neckermann and as the CEO of La Redoute at Redcats, part of
Kering.
•Strategy / Business Transformation Experience: Ms. Balla led the turnaround and successful transformation of Relais Colis and La Redoute by leveraging her deep experience in the digitalization of physical retail to grow sales.
•Corporate Finance / M&A Experience: Ms. Balla led the acquisition, capital raising and transformation of Relais Colis and La Redoute, leading to the ultimate sale of La Redoute to
Galeries Lafayette Group and Relais Colis to Walden Group in 2022.

Other Boards (within past five years)
•Director, Edenred (OTCMKTS: EDNMY) (2023 – Present) •Director, IDI (EPA: IDIP) (2021 – Present) •Director, DEE Tech (acquired July 2023) (2021 – 2023)
Current Organizations
•Partner, 50 Partners Digital, Healthcare, Impact (2023 – Present) •Vice-President, FEVAD (2014 – 2022)
Education
•PhD in Business Administration (Finance and Accounting), Sankt Gallen University •Master Degree, École supérieure de commerce (ESCP-EAP) of Paris

Marie Lalleman Independent Director Age: 61 Director since: 2019 Committee Chair: Nomination & Corporate Governance	Professional Experience
•Global External Advisor (Customer/Marketing, Data and Retail Practices, Bain & Company)
•Chairwoman of the Advisory Board of Vusion S.A.
•The Nielsen Company
◦Executive Vice President (Global Strategic Partners, France/USA) (2017 – 2021)
◦Global Partner, Amazon (Retail, Advertising) (2017 – 2021)
◦Global Operating Leadership Team, USA (Nielsen Media) (2017 – 2021)
◦Retailers Global Partnership & Global Client Partner (Carrefour Group, France) (2007 – 2017)
◦Nielsen Executive Committee, Europe (2007 – 2017)
◦International Client Business Partner for EMEA, Asia, Latam (Unilever/Kimberly Clark, UK/
France) (2001 – 2006)
◦Business Unit Director, EMEA (1998 – 2001)
◦International Client Director, Europe (1992 – 1997)
•Held leadership positions at several other global companies including Dataquest (Dun &
Bradstreet Group), EMS-Chemie and Carillon Importers

Key Skills & Qualifications
•Technology / AdTech Expertise: Ms. Lalleman’s tenure holding various senior positions at The
Nielsen Company has given her deep global expertise with the retail and media digital players as well as an understanding of the transformation dynamics of the industry.
•Strategy / Business Transformation Experience: With extensive leadership experience at
Nielsen, particularly in driving data-driven strategic growth, Ms. Lalleman leveraged her deep expertise in retail, e-commerce and digital media to lead Nielsen in navigating digital disruption and business model transformation.
•Global Business Experience: Throughout her career, Ms. Lalleman has led multi-country teams and has worked in a broad range of industries in the United States as well as in Western and
Eastern Europe.
•Retail Media: Ms. Lalleman brings extensive experience in understanding how retailers transform their business models implementing innovative enterprise data strategy and Retail Media solutions, having served as Global Strategic Partner with Nielsen for e-commerce, digital media &
retail global players, and current retail advisory practice.

Current Organizations
•Chairwoman of Advisory Board of Vusion S.A. (2024 – Present) •Member of the Advisory Board of Tech-for-Retail Conference
Other Boards (within past five years)

•Director & Chair of Nomination & Remuneration Committee, Trainline (LON: TRN) (2024 –Present)
•Director & Chair of the Remuneration Committee, Payfit SA (2023 – Present)
•Director & Chair of Nomination & Remuneration Committee, Patrizia (ETR: PAT) (2021 – 2024)

Education
•Diploma in International Business Management and Administration, Kedge School of Business

Edmond Mesrobian Independent Director Age: 65 Director since: 2017 Committee: Compensation	Professional Experience
•Chief Technology and Information Officer, Nordstrom (USA) (2018 – 2022)
•Group Chief Technology Officer, Tesco (2015 – 2018)
•Chief Technology Officer, Expedia Group (2011 – 2014)
•Chief Technology Officer, RealNetworks (2003 – 2010)
•Chief Technology Officer, ARTISTdirect (2002 – 2003)
•Previously held various CTO and leadership positions at Amplified Holdings, Checkout.com and
The Walt Disney Company

Key Skills & Qualifications
•Retail Media Expertise: Mr. Mesrobian was responsible for implementing Nordstrom’s first retail media solution in his role as its Chief Technology and Information Officer.
•Technology / AdTech Expertise: Mr. Mesrobian has extensive experience as an information technology executive having served as Chief Technology Officer of several global companies, including Nordstrom, Tesco and Expedia, over 20+ years.
•Strategy / Business Transformation Experience: Mr. Mesrobian has demonstrated expertise in crafting and executing corporate strategies to drive growth and innovation. During his time at
Nordstrom, he focused on transforming the company into a digital first enterprise interconnected by the Nordstrom Analytical Platform to power customer, merchandising and inventory processes.
At Tesco, as part of the company’s One Tesco initiative, he focused on strengthening the company's technological capabilities and creating innovative solutions for its customers.
•Global Business Experience: Mr. Mesrobian has extensive experience leading teams at large international companies, including Tesco and Expedia, to enhance digital strategy and customer engagement efforts with global audiences. At RealNetworks, he focused on media solutions
(music, video, and gaming) for direct-to-consumer subscription services as well as SaaS offerings to global telecom and cable operators.

Other Boards
•Director, Apigee Corporation (acquired in November 2016) (2015 – 2016) •Director, Entain Plc (May 2025 – present)
Education

•Ph.D. in Computer Science, University of California, Los Angeles
•Master of Science in Computer Science, University of California, Los Angeles
•Bachelor of Science in Math and Computer Science, University of California, Los Angeles

Rachel Picard Independent Director Age: 59 Director since: 2017 Committee: Nomination & Corporate Governance	Professional Experience
•Co-founder and Chief Executive Officer of Velvet (2024 – Present)
•Chief Executive Officer of SNCF Voyages (2014 – 2020)
•Chief Executive Officer of SNCF Gares & Connexions at SNCF Group (2012 – 2014)
•Chief Executive Officer of Thomas Cook France and Deputy General Manager of Tour Operating
and Marketing at Thomas Cook Group (2010 – 2012)

Key Skills & Qualifications
•Business Transformation: As the former CEO of SNCF Voyages, Ms. Picard brings extensive expertise in overseeing and executing successful transformations of large businesses to Criteo’s boardroom. She led a comprehensive transformation of SNCF Train Stations and the TGV business model, which increased growth, quality and profitability and launched two new services that expanded the company’s market reach.
•Digital and E-Commerce Strategies: Ms. Picard has over 20 years of experience leading innovative product design projects and her strategic vision has supported early integrated digital efforts in e-commerce, including as the former Head of voyages-sncf.com. Her first-hand knowledge in developing and executing digital strategies adds significant digital innovation and e-
commerce expertise to the Board of Directors to guide Criteo’s unified technology platform.
•Global CEO Experience: Ms. Picard successfully developed and led corporate strategies, including as CEO of SNCF Voyages and SNCF Gares & Connexions, where she drove the implementation of technology enhancements and service improvement of its high-speed train network, strengthening the long-term value of SNCF for customers and investors. She brings valuable experience leading large, complex companies that supports the ability of Criteo’s Board of Directors to effectively oversee management and increase accountability. She also brings an entrepreneurial experience, building business models and growth expertise as co-founder and
CEO of a greenfield train operator, backed by an investment of 1 billion euros.

Other Boards (within past five years)
•Director, AXA S.A. (EPA: CS) (2022 – Present) •Member, Supervisory Board of Rocher Participations (2020 – 2024) •Director, Compagnie des Alpes (EPA: CDA) (2009 – 2022)
Education
•Master’s Degree, HEC Paris

Ernst Teunissen Independent Director Age: 59 Director since: 2024 Committee Chair: Compensation Committee: Audit and Compensation	Professional Experience
•Chief Financial Officer of TripAdvisor & Chief Executive – Viator, TheFork & CruiseCritic, business units of TripAdvisor (2015 – 2022)
•Chief Financial Officer of Cimpress (2009 – 2015)
•Founder, ThreeStone Ventures & Co-Founder, Manifold Partners (2003 – 2009)
•Executive Director (Media & Communications), Morgan Stanley (1999 – 2003)
•Senior Associate Director (Global Telecommunications), Deutsche Bank (1997 – 1999)
•Senior Strategy Consultant, Monitor Company (1990 – 1997)

Key Skills & Qualifications
•Corporate Finance / M&A Experience: Most recently, Mr. Teunissen led global finance operations and was responsible for multiple acquisitions, investments and joint ventures as the
CFO of TripAdvisor. Prior to that, as CFO of Cimpress, Mr. Teunissen oversaw revenue growth from $600 million to $1.8 billion and multiple successful acquisitions.
•Capital Market Experience: Throughout his career as an investment banker and a public company CFO, Mr. Teunissen has executed a significant number of capital market transactions including IPOs, equity follow-ons and debt issuances.
•Technology / AdTech Expertise: Mr. Teunissen has deep experience in consumer internet, online marketplaces and online advertising stemming from his tenure at TripAdvisor, where he drove growth acceleration of several business units, as well as his tenure at Cimpress.
•Global Business Experience: Over the course of his 30-year career, Mr. Teunissen has held numerous leadership positions in the United States, Europe and Asia.

Other Boards (within past five years)

•Member, Supervisory Board & Audit Committee, Just Eat Takeaway.com NV (2024 – Present)
•Director, Chair of Audit Committee & Member of Audit Committee, Printful (2021 – Present)
•Director, Supervisory Board, LuxExperience B.V. (2025 – Present)

Education
•Post-Graduate Diploma, University of Surrey •Master of Business Administration, University of Oregon •BBA, Nijenrode University, The Netherlands School of Business

Stefanie Jay Independent Director Age: 47 Director Since: 2025 Committee: Audit	Professional Experience
•Senior Vice President and Chief Business and Strategy Officer, eBay, Inc (2021 – 2024)
•Walmart, Inc
◦Vice President and General Manager (Walmart Media Group (now Walmart Connect)) (2017
– 2021)
◦Vice President and Head of M&A and Strategic Partnerships, Global eCommerce (2015 –
2017)
•Goldman Sachs & Co.
◦Vice President, Investment Banking Division (2013 – 2015)
◦Vice President and Head of Client Strategy Group, Executive Office (2009 – 2012)
◦Vice President, Consumer Retail Group, Investment Banking Division (2001 – 2009)

Key Skills & Qualifications
•Retail Media Expertise: Ms. Jay served as Vice President and General Manager at Walmart
Connect, where she transformed its advertising business, grew revenue over 7x and significantly scaled its platform and operations.
•E-commerce and Global Business Experience: Ms. Jay brings nearly 20 years of experience across omnichannel retail, e-commerce, and global digital marketplaces and most recently served as Senior Vice President and Chief Business and Strategy Officer of eBay. At eBay, Ms. Jay led
the development of a new strategic vision and planning approach, contributing to its return to growth and improved operating margins.
•Corporate Development / M&A Experience: Ms. Jay brings strong experience in global strategy and corporate development. She led global M&A and business development initiatives at Walmart, including the acquisition of Jet.com and key strategic investments and partnerships. At eBay, Ms.
Jay also led the acquisition and integration of five category-leading companies, notably Goldin
Auctions and TCG Player, and 10 investments to strengthen eBay’s category positioning.
•Capital Markets Experience: Ms. Jay spent over a decade at Goldman Sachs, where she held leadership roles in investment banking and client strategy, including in its Consumer and Retail
Group and Executive Office.

Other Boards (within past five years)
•Director, MiniLuxe Holding Corp (TSXV:MNLX) (2021 – Present) •Director, PWP Forward Acquisition Corp (FRW) (2021 – 2022)
Education
•Bachelor of Arts in Economics, Columbia University
Family Relationships
There are no family relationships among any of our executive officers, directors or director nominees.
Board Leadership and Corporate Governance Framework
Our governance framework provides the Board of Directors with flexibility to select the appropriate board leadership structure for the Company. The Board of Directors has reviewed its leadership structure in light of the
Company’s operating and governance environment and determined that, due to his respective significant expertise and history with the Company, Mr. van der Kooi should serve as chairperson of the Board of Directors until his term as director expires at the 2027 annual general meeting of shareholders. Ms. Picard, who had previously served as chairperson of the
Board of Directors, resigned from her position as chairperson effective April 9, 2025, but continues to serve on the Board of Directors.
Because the Board of Directors currently has an independent chairperson, the Board of Directors does not currently utilize a lead independent director. The Board of Directors previously determined that it was appropriate to have a lead independent director for so long as the chairperson of the Board of Directors is holding an executive position, or otherwise is not an independent director.
Although our chairperson and Chief Executive Officer positions are currently separated, our Board of Directors does not have a policy that requires the combination or separation of these roles. Given the dynamic and competitive environment in which we operate, the Board of Directors continues to believe that retaining the flexibility to vary the leadership structure as appropriate based on certain circumstances over time is in the best interests of the Company and its shareholders at this time.
Our corporate governance framework enables our Board of Directors and management to pursue our goals and strategic objectives in seeking to maximize long-term shareholder value. Our Board of Directors has adopted corporate governance guidelines that set forth the role of our Board of Directors, board composition and structure (including independence requirements), board membership criteria, and other governance policies. In addition, our Board of
Directors has adopted written charters for its standing committees (audit, compensation, and nomination and corporate governance), as well as certain other policies, as detailed below. The Board of Directors is committed to sound corporate governance, and regularly evaluates its practices to ensure alignment with our strategy and execution and seek opportunities for improvement. Annually, the Board of Directors considers updates to our corporate governance framework based on shareholder feedback, results from the annual general shareholders meeting, the Board of Directors and committees’ self-assessments, governance best practices, and regulatory developments.

Our Corporate Governance Documents

•By-laws	•Anti-Corruption Policy
•Code of Business Conduct & Ethics	•Clawback Policy
•Corporate Governance Guidelines and Board Charter	•Insider Trading Policy
•Third Party Code of Conduct	•Compensation Committee Charter
•Executive Share Ownership Guidelines	•Audit Committee Charter
•Non-Employee Director Share Ownership Guidelines	•Nomination and Corporate Governance Committee Charter

These documents are available on our website at http://criteo.investorroom.com under “Governance Documents” or at http://criteo.com/ sustainability/.
Code of Business Conduct and Ethics
We have adopted a Code of Business Conduct and Ethics (the “Code of Conduct”) that is applicable to all of our employees, temporary workers and interns, officers and directors, including our chief executive and senior financial officers. The audit committee is responsible for overseeing the Code of Conduct, and our Board of Directors is required to approve any waivers of the Code of Conduct for employees, executive officers and directors. We expect that any amendments to the Code of Conduct or waivers of its requirements required to be disclosed under the rules of the SEC or
Nasdaq will be disclosed on our website.
Insider Trading and Anti-Hedging/Pledging Policies
We have an Insider Trading Policy governing the purchase, sale and other dispositions of Criteo’s securities that applies to our directors, officers and employees. We believe that our Insider Trading Policy is reasonably designed to promote compliance with insider trading laws, rules and regulations, as well as applicable listing standards. In addition, with regards to the Company’s trading in its own securities, it is the policy of the Company to comply with applicable U.S.
securities laws and exchange listing requirements.
Additionally, our Insider Trading Policy makes clear that all subject persons may not (i) trade in options, warrants, puts, calls or other similar derivative instruments on Company securities or sell Company securities “short,” (ii) hold
Company securities in margin accounts, (iii) engage in hedging transactions and all other forms of monetization transactions (including through the use of financial instruments, such as prepaid variable forwards, equity swaps, collars and exchange funds) or (iv) pledge Company securities as collateral for loans.
A copy of our Insider Trading Policy was filed as Exhibit 19.1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, which was filed with the SEC on February 28, 2025.

Human Rights Policy
In February 2020, we adopted a Global Human Rights Policy. While governments have the primary responsibility for protecting and upholding the human rights of their citizens, Criteo recognizes our responsibility to respect internationally recognized standards of fair treatment and non-discrimination in our operations. Standards that we look to and are guided by include the United Nations (“UN”) Guiding Principles on Business and Human Rights and the UN
Universal Declaration of Human Rights. Further, we are committed to respecting all internationally recognized human rights wherever we do business. The policy applies to Criteo S.A. and its subsidiaries, and applies to everyone in the
Company including the Board of Directors and all colleagues when doing work for the Company. Additionally, we strive to select and work with vendors, partners and suppliers who respect all relevant human rights conventions and principles.
Board Committees
The Board of Directors has established an audit committee, a compensation committee and a nomination and corporate governance committee, each of which operates pursuant to a separate charter adopted by our Board of
Directors. The charters of each of the Company’s board committees and other governance materials can be accessed on our website at http://criteo.investorroom.com under “Governance Documents.” The composition and functioning of all of our committees complies with all applicable requirements of the French Commercial Code, the Securities Exchange Act of
1934, as amended (the “Exchange Act”), and Nasdaq and SEC rules and regulations. In accordance with French law, committees of our Board of Directors only have an advisory role for matters falling into the competence of the Board of
Directors under French law and can only make recommendations to our Board of Directors in this respect. As a result, such decisions are made by our Board of Directors taking into account non-binding recommendations of the relevant board committee. In addition, special ad hoc committees of the Board of Directors may be created from time to time to assist the Board of Directors with special projects and other matters, including M&A and other strategic options.
Audit Committee
Membership
Mses. Balla and Jay, and Mr. Teunissen currently serve on the committee, with Mr. Teunissen serving as its chairperson. Our Board of Directors has determined that each member of the committee is independent within the meaning of applicable Nasdaq and SEC rules and the independence requirements contemplated by Rule 10A-3 under the
Exchange Act. Our Board of Directors has further determined that each of Mses. Balla and Jay, and Mr. Teunissen qualify as financially sophisticated under Nasdaq rules. In addition, our Board of Directors has determined that each of Mses.
Balla and Jay, and Mr. Teunissen is an “audit committee financial expert” as defined by SEC rules and regulations, based, in the case of Mr. Teunissen, on his extensive experience in finance roles, including as the Chief Financial Officer of
TripAdvisor, in the case of Ms. Balla, on her extensive experience directly supervising principal financial and accounting officers as the former Chief Executive Officer of La Redoute, and in the case of Ms. Jay, on her extensive experience in finance and in financial oversight roles, including at Goldman Sachs, Walmart and eBay.
Description and Responsibilities
Our audit committee assists the Board of Directors in overseeing the Company’s corporate accounting and financial reporting process, the Company’s systems of internal control over financial reporting, risk management and audits of financial statements, the quality and integrity of the Company’s financial statements and reports, the qualifications, independence and performance of the Company’s independent outside auditors for the purpose of preparing or issuing an audit report or performing audit or review services (which may include independent registered public accounting firm to serve as financial statement auditors or statutory auditors and sustainability auditors, as required by applicable laws, referred to in this section as “Auditors”), the performance of the Company’s internal audit function and the Company’s compliance program. The committee held five meetings in 2025. The principal duties and responsibilities of our audit committee include, among other things:
•making recommendations on the appointment, compensation, renewal and/or retention, and oversight of our Auditors, assessing their independence and qualifications, including the performance and qualifications of the lead partner, overseeing the Auditors’ work, determining the Auditors’ compensation and evaluating the performance of the Auditors;

•reviewing and approving engagements of the Auditors, including the scope of and plans for audit or non-
audit services;
•reviewing and discussing with management and our Auditors the results of the annual audit, including any critical audit matters identified by our Auditors;
•reviewing the Company’s internal quality control procedures and conferring with management and the
Auditors regarding the scope, adequacy and effectiveness of the Company’s disclosure controls and procedures and internal control over financial reporting;
•reviewing and discussing with management and, as appropriate, the Auditors, the Company’s guidelines and policies with respect to risk assessment and management, including the Company’s major financial risk exposures, data privacy and cybersecurity risks and sustainability risks and the steps taken by management to monitor and control these exposures;
•reviewing and recommending procedures for the receipt, retention and treatment of complaints received by the Company regarding accounting, internal accounting controls or auditing matters, as well as for the confidential, anonymous submission by our employees of concerns regarding questionable accounting or auditing matters;
•reviewing the results of management’s efforts to monitor compliance with the Company’s programs designed to ensure adherence to applicable laws and regulations, as well as the Code of Conduct, including reviewing and making recommendations with respect to related person transactions;
•reviewing and recommending appropriate insurance coverage for the Company’s directors and officers;
•reviewing and making recommendations, under applicable French and U.S. rules, with respect to the financial statements proposed to be included in any of the Company’s reports to be filed with the SEC, reviewing disclosure discussing the Company’s financial performance in any reports to be filed with the
SEC, reviewing earnings press releases and financial information and earnings guidance provided to analysts and ratings agencies and preparing any reports of the audit committee as may be required by the
SEC; and
•reviewing any significant issues that arise regarding accounting principles and financial statement presentation, conflicts or disagreements between management and the Auditors or other financial or sustainability reporting issues, as required by applicable laws, and reporting to the Board of Directors with respect to related material issues.
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
However, Rule 10A-3 provides that if the laws of a company’s home country prohibit the full Board of Directors from delegating such responsibilities to the audit committee, the audit committee’s powers with respect to such matters may instead be advisory. As indicated above, under French law, our audit committee may only have an advisory role and make recommendations to our Board of Directors for matters falling into the competence of the Board of Directors under French law. Moreover, Rule 10A-3 also provides that its audit committee requirements do not conflict with any laws of a company’s home country that require shareholder approval of such matters. Under French law, our shareholders must appoint, or renew the appointment of, the statutory auditors once every six fiscal years. In accordance with the applicable requirements of the French Commercial Code, we have two statutory auditors. Our shareholders renewed the term of office of Deloitte & Associés, our independent registered public accounting firm, at the 2023 Annual General Meeting, the term of office of RBB Business Advisors, as statutory auditor, at the 2024 Annual General Meeting, and Nexbonis Advisory
to continue as statutory auditor in lieu and in place of RBB Business Advisors for the remaining term of office of RBB
Business Advisors through the Annual General Shareholders' Meeting held in 2030.

Compensation Committee
Membership
Ms. Balla and Mr. Mesrobian and Teunissen currently serve on the committee, with Ms. Balla serving as its chairperson. Our Board of Directors has determined that each member of the committee is independent within the meaning of the applicable Nasdaq and SEC rules.
Description and Responsibilities
Our compensation committee assists our Board of Directors in reviewing, making recommendations to our Board of Directors regarding, and overseeing matters related to, the compensation of our executive officers and non-employee directors, including establishing and overseeing the Company’s compensation philosophy, policies, plans and programs.
The committee held eight meetings in 2025. The principal duties and responsibilities of our compensation committee include, among other things:
•reviewing and making recommendations to the Board of Directors with respect to the overall compensation strategy and policies for the Company, including making recommendations to the Board of Directors regarding pay levels, pay mix and pay structures, including performance goals and objectives of the Chief
Executive Officer and other executive officers, reviewing regional and industry-wide compensation practices and trends and evaluating and recommending to the Board of Directors the compensation plans and programs, terms of employment or employment agreements, severance arrangements, change in control protections and any other compensatory arrangements (including, without limitation, perquisites and any other form of compensation) and compensation-related policies advisable for the Company (or the modification or termination thereof);
•reviewing and making recommendations to the Board of Directors regarding the compensation of our non-
employee directors;
•reviewing and making recommendations to the Board of Directors regarding the Company’s equity compensation strategy including annual budget, award levels, eligibility, award mix and vesting;
•reviewing and making recommendations to the Board of Directors with respect to other personnel and compensation matters, including benefit plans;
•reviewing and evaluating risks associated with the Company’s compensation programs;
•reviewing and discussing with management the compensation discussion and analysis and other compensation information that we may be required to include in SEC filings and preparing any reports of the compensation committee on executive compensation as may be required by the SEC;
•considering the results of shareholder advisory votes on executive compensation (and on the frequency thereof), and, to the extent it deems appropriate, taking such results into consideration in connection with the review and approval of executive and, as applicable, director compensation;
•reviewing the Company’s strategies, initiatives and programs with respect to the Company’s culture, talent recruitment, development and retention, inclusion initiatives, and employee engagement;
•review and approve the implementation or revision of, and oversee, any compensation recoupment,
“clawback” or similar policy allowing or requiring the Company to recoup compensation; and
•reviewing, and reporting to the Board of Directors, succession planning and management development topics for senior leaders.
The charter for our compensation committee allows the compensation committee, in certain circumstances, to delegate its authority to subcommittees, as appropriate.

The compensation of our executive officers is determined by the Board of Directors, taking into account recommendations from our compensation committee. In the case of members of executive officers other than our Chief
Executive Officer, our Board of Directors also takes into account recommendations from our Chief Executive Officer.
Under French law, we must obtain shareholder approval at a general meeting of shareholders in order to authorize the Board of Directors to grant equity compensation. Generally, we ask shareholders to give our Board of
Directors the authority to decide on the specific terms of the grant of equity compensation, within the limits of the shareholders’ authorization. The most recent authorization to grant equity compensation was given to our Board of
Directors at the 2024 Annual General Meeting. The compensation committee is responsible for evaluating and making recommendations to the Board of Directors with respect to our equity plans.
Our compensation committee engages independent compensation consultants from time to time to assist in evaluating the design and assessing the competitiveness of our executive and non-employee director compensation. For more detailed information on the role of compensation consultants, see “Executive Compensation–Compensation
Discussion and Analysis – Compensation Philosophy and Objectives – Participants in the Compensation Process – Role
of Compensation Consultant” elsewhere in this Form 10-K/A.
Nomination and Corporate Governance Committee
Membership
Mses. Lalleman and Picard and Mr. van der Kooi currently serve on the committee, with Ms. Lalleman serving as its chairperson. Our Board of Directors has determined that each member of the committee is independent within the meaning of the applicable Nasdaq and SEC rules.
Description and Responsibilities
Our nomination and corporate governance committee mainly assists our Board of Directors in overseeing all aspects of the Company’s corporate governance functions and making recommendations to the Board of Directors regarding corporate governance issues. The committee also identifies, reviews, evaluates and recommends to our Board of Directors candidates to serve as directors. The committee held five meetings in 2025. The principal duties and responsibilities of our nomination and corporate governance committee include:
•identifying, reviewing, evaluating and recommending to the Board of Directors the persons to be nominated for election (or re-election) as directors and appointed to each of the committees of the Board of Directors and establishing related policies, including consideration of any potential conflicts of interest, applicable independence and experience requirements, a wide range of perspectives, and any other relevant factors that the committee considers appropriate in the context of the needs of the Board of Directors;
•reviewing and assessing the performance of management and the Board of Directors, including committees of the Board of Directors;
•overseeing the Company’s strategy on global corporate social responsibility and environmental, social and governance (“ESG”) initiatives;
•overseeing the composition of the Board of Directors and its committees;
•assessing the independence of directors;
•developing and recommending to the Board of Directors corporate governance principles and practices;
and
•reviewing with the Chief Executive Officer plans for succession to the offices of the Company’s Chief
Executive Officer.
The charter for our nomination and corporate governance committee allows the committee to delegate its authority to subcommittees, as appropriate.

Delinquent Section 16(a) Reports
Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own more than
10% of our Ordinary Shares, to file with the SEC initial reports of ownership and reports of changes in ownership of our
Ordinary Shares. Based solely upon a review of the copies of such reports furnished to us, we believe that during the fiscal year 2025, all persons subject to the reporting requirements of Section 16(a) of the Exchange Act filed the required reports on a timely basis with the exception of a Form 4 for Ms. Jay involving a single transaction of 4,444 Ordinary
Shares (filed with the SEC on November 12, 2025).
EXECUTIVE OFFICERS
The following table sets forth information regarding our current executive officers, including their ages, as of
March 31, 2026:

Name	Age	Position(s)
Michael Komasinski	55	Chief Executive Officer
Sarah Glickman	56	Chief Financial Officer
Ryan Damon	53	Chief Legal and Transformation Officer
Michael Komasinski was appointed as our Chief Executive Officer and a member of our Board of Directors effective as of February 15, 2025. Mr. Komasinski brings over 20 years of AdTech expertise and a proven track record of driving accelerated growth, AI-driven innovation, and scale. Throughout his career, Mr. Komasinski has gained significant data-driven technology expertise and vast retail media experience. From July 2023 to February 2025, Mr. Komasinski served as CEO of the Americas, President of Global Data & Technology, and member of the Group Executive
Management team at dentsu, one of the largest global advertising holding companies. Mr. Komasinski joined dentsu through its acquisition of Merkle in 2016 and led both the EMEA and Americas regions before becoming Global CEO of
Merkle in November 2021. Mr. Komasinski previously served in leadership positions at Razorfish, Schawk Retail
Marketing, The Nielsen Company, and A.T. Kearney. Mr. Komasinski is a board member of the Ad Council and the
Interactive Advertising Bureau (IAB). Mr. Komasinski holds a Bachelor of Science degree in Engineering and Philosophy from Vanderbilt University and an MBA degree from Indiana University's Kelley School of Business.
Sarah Glickman has served as our Chief Financial Officer and Principal Accounting Officer since August 2020.
Ms. Glickman oversees the Company’s finance, procurement and corporate communications organization. Ms. Glickman previously served as Acting Chief Financial Officer for 20 months at XPO Logistics, a Fortune 200 company and leading provider of transportation and logistics solutions, where she previously served as Senior Vice President, Corporate
Finance and Transformation. Prior to XPO Logistics, Ms. Glickman held operational Chief Financial Officer roles at
Novartis and Honeywell International. Ms. Glickman started her career at PricewaterhouseCoopers before taking a finance executive role at Bristol-Myers Squibb. Ms. Glickman has served on the board of directors of AptarGroup, Inc., a global designer and manufacturer of consumer product dosing, dispensing and protection technologies, since September
2023. Ms. Glickman has served on the board of directors of 2seventy bio, Inc., an emerging immuno-oncology company, from November 2021 to May 2025. Ms. Glickman is a U.K. Fellow Chartered Accountant, has a U.S. CPA, with a degree in economics from the University of York, England. She has extensive global experience in strategic decision making and leading transformative change, including M&A, with a strong focus on execution, including strong financial performance and operational excellence.
Ryan Damon has served as our Chief Legal and Transformation Officer (and previously Chief Legal and
Corporate Affairs Officer) since August 2018. In addition to overseeing the Company’s legal, compliance and public affairs organization, Mr. Damon is responsible for driving transformation initiatives that support Criteo’s Commerce Media
Platform vision and execution roadmap, including Criteo’s trading infrastructure and custom capabilities.  Prior to joining
Criteo, Mr. Damon was with Riverbed Technology for 11 years, where he spent his last three years as Senior Vice
President, General Counsel and Secretary, leading legal and corporate development and Riverbed’s take-private with
Thoma Bravo. Mr. Damon has held senior legal roles at Charles Schwab and was an attorney with the law firm of
Gunderson Dettmer in Silicon Valley, representing start-up technology companies and venture capital investors. Mr.
Damon started his career as a software programmer with Edison International. Mr. Damon received a B.A. in Geography with a Specialization in Computing from the University of California at Los Angeles and a J.D. from the University of
California, Hastings.

Item 11.    Executive Compensation
DIRECTOR COMPENSATION
Director Compensation Table
The following table sets forth compensation information for each person who served as a non-employee member of our Board of Directors during 2025. Mr. Komasinski, who served as our Chief Executive Officer and as a member of the
Board of Directors during 2025, is not included in this table, as he was not entitled to director compensation due to his service as an executive officer of the Company. The compensation received by Mr. Komasinski for 2025 is described below under “Executive Compensation—Compensation Discussion and Analysis–Elements of Executive Compensation
Program” and under “Executive Compensation–Summary Compensation Table” and the tables that follow.

Name	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)(2)	Total ($)
Nathalie Balla(3)	263,220	—	—	—	—	38,638	301,858
Stefanie Jay	127,250	—	—	—	—	18,679	145,929
Frederik van der Kooi	336,732	—	—	—	—	120,818	457,550
Marie Lalleman(4)	243,400	—	—	—	—	104,314	347,714
Edmond Mesrobian(5)	260,495	—	—	—	—	38,238	298,733
Hubert de Pesquidoux(6)	32,700	—	—	—	—	4,800	37,500
Rachel Picard	282,196	—	—	—	—	121,447	403,643
Ernst Teunissen	273,030	—	—	—	—	40,078	313,108

(1)
These amounts include cash required to be used by the directors to purchase Criteo shares on the open market pursuant to the terms of our Independent Director Compensation Plan. Such shares, once purchased, are subject to a two-year holding period. The net amount of cash paid to the directors to purchase Criteo shares on the open market was $200,000 for each of
Ms. Balla, Ms. Lalleman, Mr. Mesrobian and Mr. Teunissen, $248 750 for Mr. van der Kooi, $240 000 for Ms. Picard, and
$100,000 for Ms. Jay. The total number of shares purchased by Ms. Balla, Ms. Jay, Mr. van der Kooi, Ms. Lalleman, Mr.
Mesrobian, Ms. Picard, and Mr. Teunissen pursuant to this program during 2025 was 6,450, 4,444, 7,701, 6,270, 6,172, 8,276, and 6,177, respectively

(2)
The amounts reported in the “All Other Compensation” column reflect gross-ups to the cash amounts paid to the directors on account of withholding taxes in the total amount of $38,638 for Ms. Balla, $18,679 for Ms. Jay, $58,566 for Mr. van der Kooi,
$44,507 for Ms. Lalleman, $38,238 for Mr. Mesrobian, $4,800 for Mr. de Pesquidoux, $51,666 for Ms. Picard, and $40,078 for
Mr. Teunissen, and gross-ups in respect of social contributions in the amount of $62,251 for Mr. van der Kooi, $59,807 for Ms.
Lalleman, and $69,780 for Ms. Picard.

(3)
The cash portion of Ms. Balla’s remuneration for her service as a director (other than with respect to the additional remuneration described in footnote (1) was paid in euros rather than U.S. dollars. For purposes of this disclosure, such amount has been converted from euros to U.S. dollars at a rate of €1.00 = $1.0411, €1.00 = $1.1376, €1.00 = $1.1756 and
€1.00 = $1.1593, which represent the respective exchange rates on the dates of payment of Ms. Balla’s remuneration.

(4)
The cash portion of Ms. Lalleman’s remuneration for her service as a director (including with respect to the additional remuneration described in footnote (1) was paid in euros rather than U.S. dollars. For purposes of this disclosure, such amount has been converted from euros to U.S. dollars at a rate of €1.00 = $1.0411, €1.00 = $1.1376, €1.00 = $1.1756 and
€1.00 = $1.1593, which represent the respective exchange rates on the dates of payment of Ms. Lalleman’s remuneration.

(5)	The cash portion of Mr. Mesrobian's remuneration for his service as a director includes $9,375 for his participation in three audit committee meetings due to his expertise in matters of cybersecurity.
(6)	Mr. de Pesquidoux’s term as director expired at the 2025 Annual General Meeting, and he did not stand for re-election.

Independent Director Compensation
The compensation committee is responsible for reviewing and recommending the compensation for the independent members of our Board of Directors for approval. The compensation committee reviews our independent director compensation periodically and, with the assistance of its independent compensation consultant, Compensia, Inc.
(“Compensia”), designs and updates director compensation to maintain competitive but reasonable compensation levels and structures.
In making decisions regarding independent director compensation, the compensation committee considers a competitive market analysis provided by Compensia based on compensation data regarding independent director compensation at the companies in our compensation peer group (the composition of our compensation peer group is described below under “Executive Compensation–Compensation Discussion and Analysis”). Total average compensation for each of our independent directors is generally targeted at the median of our peer group’s total average director compensation.
For fiscal year 2025, Compensia conducted a review of our independent director compensation program compared to the competitive market based on the compensation peer group. See “Executive Compensation—
Compensation Discussion and Analysis” for details on the composition of our compensation peer group. Based on this review, we maintained the same independent director compensation structure for fiscal year 2025 that was in place for
2024. However, due to the change of the Chairperson of the Board that was approved by the Nomination and Corporate
Governance Committee and Compensation Committee on April 9, 2025, the remuneration of the Chairperson of the Board was amended as indicated below. The following table sets forth a summary of Compensia’s review of the Company’s target annual independent director compensation for fiscal year 2025:

All $ Figures are in $000s

Compensation Element	Criteo	Peer Data (Percentile)		
		25th	50th	75th
General Board - Cash				
Retainer/Total Cash	**$50.0**	$47.5	$50.0	$70.0
General Board - Equity				
Annual	**$200.0**	$155.0	$200.0	$225.0
Board Leadership - Total Add'l Comp Non-Executive Chair[1]	**$110.0**	$62.5	$75.0	$95.0
Committee Chair - Total Add'l Comp				
Audit	**$25.0**	$20.0	$24.0	$30.0
Compensation	**$20.0**	$15.0	$20.0	$20.0
Nominating/Governance	**$12.0**	$10.0	$12.3	$20.0
Committee Member - Total Add'l Comp				
Audit	**$12.5**	$5.0	$10.0	$12.3
Compensation	**$10.0**	$2.5	$7.5	$10.0
Nominating/Governance	**$6.0**	$2.6	$5.0	$5.0
Average/Total Compensation				
Average Cash Compensation	**$72.7**	$63.3	$75.0	$93.2
Average Total Direct Compensation[2]	**$282.0**	$253.8	$265.3	$300.6
Total Cost of Governance[2]	**$1,974.0**	$1,527.5	$2,030.0	$2,351.3
Number of Non-Employee Directors	**7**	6	7	8

Criteo vs Market
Percentile Rank vs. Peers
0%
25%
50%
75%
100%

(1) In connection with Mr. van der Kooi’s appointment as chairperson of the Board of Directors effective April 9, 2025, the Board of Directors changed the
Total Additional Compensation from $205,000 to $110,000 in part to better align with market peers.
(2) Excludes “All Other Compensation” as quantified in the Director Compensation Table above.

The components of independent director compensation for 2025 were as follows:

Compensation Element	Director Compensation
Annual cash remuneration - Chairperson(1)	$95,000
Annual cash remuneration - other non- employee directors(1)	$50,000
Annual equity award - Chairperson(2)(3)	$265,000 in shares purchased on the open market that are subject to a two-year holding period(4)
Annual equity award - Vice-chairperson (if applicable)(2)(3)	$250,000 in shares purchased on the open market that are subject to a two-year holding period(4)
Annual equity award - other non-employee directors(2)(3)	$200,000 in shares purchased on the open market that are subject to a two-year holding period(4)
Committee membership remuneration(1)	$12,500 for audit committee $10,000 for compensation committee $6,000 for nomination and corporate governance committee
Committee Chair remuneration(1)	$25,000 for audit committee $20,000 for compensation committee $12,000 for nomination and corporate governance committee
New director equity award (one-time grant)(2)(4)	$200,000 in shares purchased on the open market that are subject to a two-year holding period
Vice chairperson remuneration (if applicable)	$20,000

(1) Cash remuneration paid to directors is contingent, subject to limited exceptions described below, on attendance at 100% of the four scheduled in-person ordinary Board of Directors’ meetings and four scheduled in-person ordinary committee meetings and are reduced pro-rata to the extent of any absence from such meetings taken as a whole; provided (i) directors are allowed to attend one meeting per year (where in-person attendance otherwise would be required) by telephone or video conference without their 100% participation rate being affected, and (ii) in the event that a regularly scheduled in-person Board of Directors’ or
Committees’ meeting is changed during the course of the year, a director’s attendance at such meeting by telephone or video conference will not affect his or her 100% participation rate

(2) The equity attendance remuneration (both the initial grant and annual grant) must be used to purchase our shares on the open market and such shares are subject to a two-year holding period. The amount shown is grossed up to take into account: (i)
when allocated to non-French residents (other than the chairperson), a withholding tax of 12.8% payable by the Company; (ii)
when allocated to French residents (other than the chairperson), a withholding tax of 12.8% (prélèvements obligatoires) and social contributions of 17.2% (prélèvements sociaux) payable by the Company (i.e., 30% in total); and (iii) when allocated to a
French or non-French resident who is also the chairperson, a withholding tax of 12.8% (prélèvements obligatoires) and social security contributions of up to 23% (cotisations de sécurité sociale) payable by the Company, if due.

(3) Directors do not receive the annual equity attendance remuneration for the fiscal year in which they join the Board of Directors.
(4) Prorated for directors who join during the year
The compensation committee believes that a combination of cash and equity (via open market purchases) is the best way to attract and retain directors with the background, experience and skills necessary for a company such as ours, and is in line with our industry’s practice. Pursuant to French law, non-employee or independent directors may not be granted stock options or RSUs. Accordingly, in 2025 and in previous years, we paid our independent directors additional remuneration for the purpose of purchasing Criteo shares on the open market. We believe the additional remuneration that we pay to directors to facilitate their investment in Company securities is a key element of our independent director compensation aligned with our strategy to remain competitive against our peers in the advertising technology and broader technology industries.
In order to facilitate the investment in Criteo securities, in 2025 each independent member of our Board of
Directors received (i) an initial grant of $200,000 to purchase shares of Criteo stock on the open market upon being appointed and (ii) for each subsequent fiscal year, an annual grant of $200,000 (for our general independent directors),
$250,000 (for our vice-chairperson, if applicable) or $265,000 (for our chairperson) to purchase shares of Criteo stock on the open market. The payment of this additional remuneration constitutes taxable compensation to these directors and is grossed up for certain withholding taxes and social security charges. The payment of this remuneration is assuming the independent director has attended 100% of the board’s scheduled in-person meetings for that year and it is reduced proportionately for any scheduled in-person meetings during that fiscal year that they do not attend.

All such securities purchased on the open market by the independent directors are subject to a two-year holding period intended to function as a vesting period during which the director bears the risk of loss. Each independent director may elect to keep up to 30% of such remuneration in cash to pay his or her personal taxes or social security charges that arise in connection with such cash remuneration and to purchase securities with the remaining amount of cash received.
Utilizing this method of cash remuneration followed by purchases of securities on the open market allows our independent directors to continue to acquire and hold Criteo equity but without any resulting incremental shareholder dilution.
Non-Employee Director Share Ownership Guidelines
We maintain share ownership guidelines for our non-employee directors (including the chairperson of our Board of Directors). Pursuant to these guidelines, each non-employee director is required to own Company securities equal to the lesser of (i) 17,308 shares or (ii) the amount of shares that have a fair market value equal to five times such board member’s annual cash retainer, disregarding any additional fees paid for specific leadership roles or committee membership. The non-employee directors are required to meet the applicable ownership requirements within five years of becoming subject to them. If required share ownership is not satisfied within five years, the individual must retain 100% of any shares resulting from vested non-employee director warrants or his or her purchase of shares, until the guidelines are met.
EXECUTIVE COMPENSATION
COMPENSATION DISCUSSION AND ANALYSIS
The following compensation discussion and analysis provides comprehensive information and analysis regarding our executive compensation program for 2025 for our named executive officers and provides context for the decisions underlying the compensation reported in the executive compensation tables in this Form 10-K/A. For 2025, our named executive officers included (i) our principal executive officer; (ii) our former principal executive officer who served during a portion of fiscal year 2025, (iii) our principal financial officer; (iv) our other executive officer, other than the principal executive officer and the principal financial officer, who was serving as of the end of the fiscal year; and (v) our former executive officer who served during a portion of fiscal year 2025. Unless otherwise noted, titles referred to in this section are as of December 31, 2025. For the year ended December 31, 2025, our named executive officers were:

Michael Komasinski	Chief Executive Officer (principal executive officer)
Megan Clarken	Former Chief Executive Officer (principal executive officer)
Sarah Glickman	Chief Financial Officer (principal financial officer)
Ryan Damon	Chief Legal and Transformation Officer
Brian Gleason	Former Chief Revenue Officer and President, Retail Media
We believe that we have a strong team of executives with the ability to execute our strategic and operational priorities. The combination of strong executive leadership and highly talented and motivated employees played a key role in our solid financial performance in 2025, as described below.
2025 Financial and Operating Results
We are a global commerce intelligence platform that drives performance for brands, agencies, retailers, and publishers. Built on proprietary commerce data from more than $1 trillion in annual transactions and two decades of AI innovation, we help companies across the ecosystem make smarter decisions and achieve better outcomes, while delivering more relevant experiences for shoppers. With thousands of clients and deep partnerships across global retail and digital commerce, we provide the technology and insights businesses need to compete and grow.
2025 Financial Results:
In 2025, the financial results of our two reportable segments: Performance Media and Retail Media, included the following highlights:
1 Free Cash Flow, defined as cash flow from operating activities less acquisition of intangible assets, property, plant and equipment, is a non-GAAP financial measure. For the year 2025, Free Cash Flow is calculated by considering Cash Flow from Operating Activities of $311 million and a $101 million usage for net additions to intangible assets, property, and equipment. For a reconciliation from operating activities to free cash flow, please see Annex A.

•Revenue increased by 1%, or was flat at constant currency, from $1,933 million in 2024 to $1.945 billion in 2025.
This was driven by Retail Media growth and partially offset by flat revenue in Performance Media;
•Gross profit increased 7% year-over-year, from $983 million in 2024 to $1,049 million in 2025;
•Contribution excluding traffic acquisition costs, which we refer to as Contribution ex-TAC, which is a non-GAAP financial measure, increased by 5% year-over-year, or 4% at constant currency, from $1,121 million in 2024 to
$1,175 million in 2025;
•Retail Media Contribution ex-TAC grew 2% year-over-year (or 2% on a constant currency basis) and same-retailer
Contribution ex-TAC retention was 112% in 2025 excluding the scope reduction from our largest client;
•Performance Media Contribution ex-TAC increased 6% year-over-year (or 4% on a constant currency basis);
•Net income increased by 30% year-over-year from $115 million in 2024 to $149 million in 2025;
•Adjusted EBITDA, which is a non-GAAP financial measure, increased by 4% from $390 million in 2024 to $407 million in 2025; and
•Cash from operating activities was $311 million and Free Cash Flow amounted to $211 million in 2025.1
Contribution ex-TAC and Adjusted EBITDA are non-GAAP measures. Contribution ex-TAC is a profitability measure akin to gross profit. It is calculated by deducting traffic acquisition costs from revenue and reconciled to gross profit through the exclusion of other cost of revenue. We define Adjusted EBITDA as our consolidated earnings before financial income (expense), income taxes, depreciation and amortization, adjusted to eliminate the impact of equity awards compensation expense, pension service costs, certain restructuring, integration and transformation costs, certain acquisition-related costs and a loss contingency related to a regulatory matter. Traffic acquisition costs consist primarily of purchases of impressions from publishers on a CPM basis. We purchase impressions directly from publishers or third-
party intermediaries, such as advertising exchanges. We recognize cost of revenue on a publisher by publisher basis as incurred. Costs owed to publishers but not yet paid are recorded in our consolidated statements of financial position as trade payables. Please refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of
Operations” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, filed with the SEC on
February 26, 2026 on page 57 for a reconciliation of gross profit to Contribution ex-TAC and at page 72 for a reconciliation of net income to Adjusted EBITDA, in each case the most directly comparable financial measure calculated and presented in accordance with U.S. GAAP. Constant currency measures exclude the impact of foreign currency fluctuations and are computed by applying the 2024 average exchange rates for the relevant period to 2025 figures. A reconciliation is provided in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2025
Annual Report on Form 10-K at page 68 in the section entitled “Constant Currency Reconciliation.”
The following charts show the change in our revenue, Contribution ex-TAC, gross profit, net income, Adjusted
EBITDA and cash flow from operating activities over the past three years:
2 Media spend is defined as the sum of working media spend allocated to Retail Media campaigns and media spend activated on behalf of Performance
Media clients.

Operational Metrics:
•Criteo's media spend2 activated by the Commerce AI Platform for marketers and media owners was over $4.3 billion in 2025;
•Criteo had approximately 740 million Daily Active Users (DAUs), or more than three billion DAUs across channels, including social;
•We ended the year with approximately 17,000 clients globally, while maintaining an average client retention rate
(as measured on a quarterly basis) of approximately 90% over the past three years;
Executive Compensation Highlights for 2025
Highlights of our executive compensation program for 2025 include the following:

•We continue to maintain rigorous short- and long-term incentive compensation programs for our executive officers to ensure fair ongoing pay-for-performance outcomes and strong alignment with our shareholders:
•We paid out annual incentives to our active named executive officers at 96%-101% of target based primarily on our achievement of quantitative Company financial performance metrics along with the named executive officers’
achievement of qualitative objectives;
•We updated our compensation peer group to maintain alignment with key attributes of the Company (including our industry, market capitalization and certain financial metrics, including annual revenue and annual revenue growth), and determined executive compensation levels with reference, in part, to these reasonably comparable groups;
•We continued the practice by which a majority of our executive officers’ target total direct compensation opportunity is performance-based and variable paid in the form of both short-term incentives and long-term equity-
based incentives, including performance-based stock units (“PSUs”) and time-vesting restricted stock units
(“RSUs”). Our long-term equity incentive awards vest over four years for RSUs and three years for PSUs, and provide executives with differentiated payout opportunities tied to growth in Company value over time or achievement of measurable, objective, pre-established performance goals; and
•We maintained changes from 2024 to our long-term incentives (“LTI”) programs for our executive officers designed to align with long-term shareholder interests, such as linking the majority to performance conditions, keeping rigorous time and ownership requirements, and retaining relative TSR as a strategic performance metric for 50% of the PSUs awarded to such executive officers.

Executive Compensation Policies and Practices
We maintain several policies and practices, including compensation-related corporate governance standards, consistent with our executive compensation philosophy:

What We Do	What We Don’t Do
✓ Performance-based equity incentives with long-
term vesting requirements
✓ Strong percentage of executive equity granted in
the form of performance-based annual incentives
✓ Caps on performance-based cash and equity
compensation payouts
✓ Annual compensation program review and, where
appropriate, alignment with our compensation peer
group; review of external analysis of competitive
market data when making compensation decisions
✓ Significant portion of executive compensation
contingent upon corporate performance, which
directly influences shareholder return along with
relative TSR performance
✓ Four-year equity award vesting periods for RSUs,
three-year performance period for certain of our
PSUs
✓ Clawback policy requiring recoupment of
erroneously awarded incentive-based compensation
paid to executive officers if our financial statements
are the subject of an accounting restatement that
complies with applicable SEC and Nasdaq rules
✓ Prohibition on short sales, hedging of stock
ownership positions and transactions involving
derivatives of our ADSs
✓ Limited executive perquisites
✓ Independent compensation consultant engaged
by our compensation committee
✓ Annual board and committee self-evaluations
✓ Rigorous Section 16 executive officer share
ownership requirement guidelines
✓ Stringent non-employee director share ownership
requirement guidelines

✗ No “single-trigger” change of control benefits
✗ No post-termination retirement or pension non-
cash benefits or perquisites for our executive officers
that are not available to our employees generally
✗ No tax “gross-ups” for change of control benefits
✗ No employment agreements with executive
officers that contain guaranteed salary increases,
bonuses, or equity compensation rights
✗ No discounted stock options or option re-pricings
without shareholder approval
✗ No payment or accrual of dividends on unvested
stock options, PSU or RSU awards

New Hire Package and Year One Compensation for New CEO
Michael Komasinski joined Criteo as CEO on February 15, 2025, bringing over 20 years of advertising industry expertise and a proven track record of driving accelerated growth, AI-driven innovation, and scale. In formulating his compensation package, the compensation committee, together with the Board of Directors, reviewed carefully what it would take to attract, motivate and retain a recognized leader of Mr. Komasinski’s caliber, while considering closely competitive market data and practice in our peer group and the broader AdTech sector.
The compensation committee designed a compensation package that would remain consistent with Criteo’s executive compensation practices, linking the majority of CEO compensation to performance with clear metrics. Over 80%
of the total target compensation opportunity was in equity with a long-term focus and alignment with shareholder outcomes, with 70% of this equity initially tied to performance, half based on strategic financial targets, and the other half based on relative total shareholder return. A number of new-hire one-time compensation elements were also provided, largely intended to cover compensation that Mr. Komasinski would forfeit in leaving his previous employer. A summary table is provided below.
The primary challenge in setting Mr. Komasinski’s starting compensation at Criteo involved shifting him from a significantly different pay mix which was heavily cash-focused in his previous agency role, where he was a well-
established and recognized top executive.
In order to respect the Company’s policies and market practice, upon joining the Company, Mr. Komasinski was asked to make a significant trade-off between fixed and total cash income and the upside potential but increased risk of long-term equity-based compensation. Such a change could only be attractive and reasonable if certain assumptions around the equity compensation plan were satisfied. When it became apparent early in Mr. Komasinski’s tenure as CEO that the initial assumptions around his equity compensation package were impaired, the Board of Directors initiated discussions about possible one-time measures that could be implemented to meet the parties’ initial expectations about
Mr. Komasinski’s initial compensation opportunity, but still maintain strong longer-term accountability for Company performance and investor alignment.

	2025 CEO Compensation
Component	Amount	Comments
Annual Base Salary	$750,000	Pro-rated for 2025, this was set in line with market of the Company’s peer group but still significantly below Mr. Komasinski’s base salary with his previous employer.
Target Annual Cash Bonus	100% of base, maximum 200%
Cash bonus comprised of 80% on
financial metrics and 20% on
individual strategic objectives.
This bonus added to base salary
resulted in a total target cash
compensation near the midpoint
of CEOs in the Company’s peer
group.

Annual Equity Award 2025	$5,000,000(1) at target (30% RSUs, 35% Financial PSUs and 35% Relative TSR-based PSUs)	RSUs with 4 year vesting & PSUs with 3 year vesting.
One-time New Hire Items
Sign-on Bonus	$1,000,000
Sign-on bonus included a
repayment obligation of the full
amount in the event of resignation
or termination for cause in first 12
months. Most of this bonus was
intended to replace $900,000 in
estimated forfeited value of
annual cash incentive from Mr.
Komasinski’s previous employer.

One-Time Sign-on Addition	$100,000
This additional one-time cash
bonus was to cover unforeseen
out-of-pocket expenses to Mr.
Komasinski that resulted from
changing from his previous
employer’s benefits plans. These
added costs were only confirmed
after he had joined Criteo

Sign-on Equity Award	$2,000,000(1) (divided as 2025 award above)	Vesting as 2025 award above. This was also intended to replace the estimated value of outstanding long-term incentives that Mr. Komasinski forfeited when he left his prior employer.
Exceptional in-year Retention
One-Time Additional Equity Award	$2,500,000(1) all RSUs	A one-time corrective action. See below for additional details.
(1) Represents the intended value of the grant at the time of the decision by the Board of Directors. Actual grant date fair value may differ slightly.
As described above, Mr. Komasinski’s initial equity award upon joining the Company was heavily performance-
based (the “Performance-Based New Hire Award,” collectively with the time-based new hire award, the “New Hire
Awards”), and a significant part of this equity compensation was intended to compensate a decrease in cash compensation from his previous employment. Early in Mr. Komasinski’s time as CEO, a precipitous decline in the
Company’s share price (from a peak of $45.50 on February 7, 2025 the week before he started, dropping to $38.81 by the end of February 2025, and to $23.83 by the end of Q2 2025) caused a substantial portion of his new hire package to lose value in a very short period of time. If Mr. Komasinski had joined just a few months later, the situation would have been very different.
The Board of Directors, following extensive consideration and analysis, determined that, due to changes in market, including a general decline in the AdTech sector, and Company conditions, such as the decrease in scope with two specific Retail Media clients, as communicated soon after Mr. Komasinski joined in Q1 2025, all unrelated to his performance as CEO and occurring well before his actions could have any impact, the incentive value of the New Hire
Awards had fallen substantially below the level originally intended to ensure a market competitive total direct compensation opportunity for a newly hired CEO assuming the role and responsibilities of a global corporation, and accordingly no longer served our motivational and retention objectives, presenting the Board of Directors with significant enterprise risk.
The Board of Directors therefore decided on December 19, 2025 to take two highly exceptional, one-time measures to address these concerns while maintaining reasonable market alignment and appropriate focus on go-
forward, longer term business priorities, effective alignment of his target total direct compensation and our business performance and satisfy our retention objectives:
•Grant a one-time award valued at $2,500,000 in time-vesting RSUs to cover a portion of the loss in value of Mr.
Komasinski’s target new hire award, with 3 year vesting. Note that with this addition, the majority of the grant date value of all of Mr. Komasinski’s equity awards in 2025 will still be tied to performance (see pay mix graphic in section below) to maintain strong pay-for-performance alignment; and
•Strengthen focus on future company financial performance by converting his 2025 relative TSR-based PSUs to financial PSUs with half based on 2026 plan metrics, and half on 2027 plan metrics, preserving the same original total vesting schedule. These metrics for 2026 are focused on top-line growth, as a strategic priority for the
Company.
In order to maintain consistency with shareholders’ experience, these cumulative changes were intended to restore Mr. Komasinski’s compensation to an adequate level, but not to compensate the full loss in value at the current share price.

Note that the Board of Directors is committed to maintaining a strong link between CEO and executive compensation and total shareholder return performance, and that the CEO’s equity grant for 2026 will again include a significant relative TSR component.
Executive Pay Mix
The charts below show the target total pay mix for each of Mr. Komasinski, our Chief Executive Officer, Ms.
Clarken, our former Chief Executive Officer, Ms. Glickman, our Chief Financial Officer, Mr. Damon, our Chief Legal and
Transformation Officer and Mr. Gleason, our former Chief Revenue Officer and President, Retail Media. The long-term compensation presented below is based on grant date fair values, and there is no assurance that these amounts will reflect their actual economic value or that such amounts will ever be realized.
The charts illustrate the overall predominance of performance-based compensation and variable (as opposed to fixed) long-term incentive compensation through performance-based annual incentives and equity awards in our executive compensation program. We believe that this weighting of components allows us to reward our executives for achieving or exceeding our financial, operational and strategic performance goals, and align our executives’ long-term interests with those of our shareholders.
Chief Executive Officer Michael Komasinski’s sign-on equity grant consisted of 70% PSUs. The above pay mix chart, however, also includes the one-time, additional RSUs granted to Mr. Komasinski in December 2025 (for more information, please see “Compensation Discussion and Analysis—New Hire Package and Year One Compensation for
New CEO”) which decreased the overall percentage of PSUs reflected in the above chart but maintained a majority of the equity grant value tied to performance.

The retirement of former Chief Executive Officer, Megan Clarken, was announced and the terms of her separation as reflected in her Transition Agreement (for more information, please see “Compensation Discussion and Analysis -
Executive Employment Agreements”), were determined before the 2025 equity grant cycle. Accordingly, Ms. Clarken only received cash compensation and benefits during fiscal year 2025.

For more information on the pay mix for our named executive officers, please see “Compensation Tables—
Summary Compensation Table.”

Compensation Philosophy and Objectives
Pay for Performance
Our philosophy in setting compensation policies for our executive officers has four fundamental objectives:
✓ to attract and retain a highly skilled team of executives in competitive markets;
✓ to reward our executives for achieving or exceeding our financial, operational and strategic performance goals;
✓to align our executives’ long-term interests with those of our shareholders; and
✓to provide compensation packages that are both competitive and reasonable relative to our peers and the broader competitive market.
The compensation committee and the Board of Directors believe that executive compensation should be directly linked both to annual achievements in corporate performance and to accomplishments that are expected to increase shareholder value over time. Historically, the Board of Directors has compensated our executive officers through three direct compensation components: base salary, an annual incentive bonus opportunity and long-term equity-based incentive compensation. The compensation committee and the Board of Directors believe that cash compensation in the form of base salary and an annual incentive bonus opportunity provides our executive officers with short-term rewards for success in operations, and that long-term incentive compensation in the form of equity awards increases retention and aligns the objectives of our executive officers with those of our shareholders with respect to long-term performance. Since
2021, long-term equity compensation for our executive officers has consisted of RSU and PSU awards, though a stock option plan remains available for future equity award consideration.  For more information, please see “—Long-Term
Incentives.”
Participants in the Compensation Process
Role of the Compensation Committee and the Board of Directors
In accordance with French law, committees of our Board of Directors have an advisory role for matters falling into the competence of the Board of Directors under French law and can only make recommendations to our Board of
Directors in this respect. As a result, while our compensation committee is primarily responsible for our executive compensation program, including establishing our executive compensation philosophy and practices, as well as determining specific compensation arrangements for the named executive officers, final approval by our Board of
Directors is required on such matters. The Board of Directors’ decisions and actions regarding executive compensation referred to throughout this Compensation Discussion and Analysis are made following the compensation committee’s comprehensive in-depth review, analysis and recommendation.
The Board of Directors approves the performance goals recommended by the compensation committee under the
Company’s annual and long-term incentive plans and the level of achievement by our executive officers of these goals.
While the compensation committee draws on a number of resources, including, input from our Chief Executive Officer
(other than with respect to the Chief Executive Officer’s own compensation), and Compensia, the compensation committee’s independent compensation consultant, to make decisions regarding our executive compensation program, the compensation committee is responsible for making the ultimate recommendation to be approved by the Board of
Directors. The compensation committee relies upon the judgment of its members in making recommendations to the
Board of Directors after considering several factors, including recommendations of the chairperson of the Board of
Directors and the Chief Executive Officer with respect to the compensation of executive officers (other than with respect to the Chief Executive Officer’s own compensation), Company and individual performance, perceived criticality, retention objectives, internal fairness, current compensation opportunities as compared to similarly situated executives at peer companies (based on a review of competitive market analyses prepared by Compensia) and other factors as it may deem relevant.
Role of Compensation Consultant
The compensation committee retains the services of Compensia as its independent compensation consultant.
The mandate of the compensation consultant includes assisting the compensation committee in its review of executive and director compensation practices, including analysis of competitive market data and practices and the competitiveness of our executive officer pay levels, design of the Company’s annual and long-term incentive compensation plans, and executive compensation design. The compensation committee is responsible for oversight of the work of Compensia and annually evaluates the performance of Compensia. The compensation committee has discretion to engage and terminate the services provided by Compensia.
At its meeting in October 2025, the compensation committee assessed the independence of Compensia pursuant to SEC and Nasdaq rules and concluded that no conflict of interest exists that would prevent Compensia from serving as an independent consultant to the compensation committee.
Role of Chief Executive Officer
In 2025, Mr. Komasinski, who has served as our Chief Executive Officer since February 15, 2025, attended compensation committee meetings and worked with the chair of the compensation committee and Compensia to develop compensation recommendations for the executive officers (excluding Mr. Komasinski), based upon individual experience and breadth of knowledge, individual performance during the year and other relevant factors listed above. The compensation committee works directly with Compensia to recommend to the Board of Directors compensation actions for individuals holding the position of Chief Executive Officer. In accordance with Nasdaq rules, the charter of the compensation committee provides that individuals holding the position of Chief Executive Officer are not present during deliberations or voting concerning their own compensation.
Use of Competitive Market Data
The compensation committee draws on a number of resources to assist in the evaluation of the various components of the Company’s executive compensation program, including an evaluation of the compensation practices at peer companies. The compensation committee uses an analysis of market data drawn from this evaluation to ensure that our compensation practices are competitive in the marketplace and to assess the reasonableness of compensation.
Our peer companies in 2025 were recommended to the compensation committee by Compensia, then selected by the compensation committee and subsequently approved by the Board of Directors. Each year, the compensation committee reviews and updates our peer group, as appropriate, with the assistance of Compensia. The companies comprising the peer group for 2025 were selected on the basis of their comparability to Criteo in terms of industry (with a focus on public internet software and services companies focused on advertising/media-related business in the United
States, geographic location, market capitalization, financial attributes (including revenue, revenue growth, comparable gross profit and operating/net income), number of employees and other relevant factors.
Based on this evaluation, the compensation committee selected the companies in the following table for the 2025 peer group, which were subsequently approved by the Board of Directors. The peer companies generally had revenues up to two times the Company’s revenue, and market capitalization between a quarter to four times the Company’s market capitalization.

Blackbaud	Etsy	Thryv Holdings
Box	Integral Ad Science Holding	Tripadvisor
CarGurus	LiveRamp Holdings	Verint Systems
Cars.com	Magnite	Yelp
Commvault Systems	MicroStrategy	Zeta Global Holdings
Digital Turbine	QuinStreet	Ziff Davis
DoubleVerify Holdings	Stagwell	ZoomInfo Technologies
Changes to the U.S. peer group from 2024 to 2025 include the addition of Stagwell, Etsy and ZoomInfo
Technologies and the removal of Nutanix. These changes result in a peer group that the compensation committee believed was more closely aligned with Criteo’s financial and value criteria. Please note that the Company no longer updates a separate European peer group as of 2025 given that European peers were becoming less relevant with all
Company executive officers based in the U.S., and were therefore no longer being used for benchmarking.
In addition to reviewing an analysis of market data drawn from its approved peer group, the compensation committee also reviews competitive compensation data from broader Radford Global Compensation survey cuts and proprietary Compensia databases. To assist the Company in making its executive compensation decisions for 2025,

Compensia evaluated competitive market practices, considering base salary, target annual incentives as a percentage of base salary, annual incentive plan structures, target total cash compensation, target annual long-term incentive grant date fair values, equity award mixes and structures, and target total direct compensation.
In general, our Board of Directors seeks to set our executives’ target total cash compensation (base salary plus target annual incentive bonus) and long-term incentive compensation at levels that are competitive with our peers (based on its review of the compensation data for executives with similar roles at the companies in the approved peer group) and, in the case of long-term incentive compensation, at a level competitive with our peers and significant enough to ensure strong alignment of our executive officers’ interests with those of our shareholders.
However, the compensation committee does not formally “benchmark” our executive officers’ compensation to a specific percentile of our peer group. Instead, it considers competitive market data as one factor among many in its deliberations. The compensation committee exercises independent judgment in determining appropriate levels and types of compensation to be paid based on its assessment of several factors, including recommendations of the Chief Executive
Officer with respect to the compensation of executive officers (other than their own compensation), Company and individual performance, perceived criticality, retention objectives, internal fairness, current compensation opportunities as compared with similarly situated executives at peer companies (based on review of competitive market analyses prepared by Compensia) and other factors as it may deem relevant.
Prior Year Say-On-Pay Results
At the 2022 Annual General Meeting, our shareholders expressed a preference for holding advisory votes to approve the compensation of the named executive officers on an annual basis. In light of this vote, the Company’s Board of Directors determined that the Company will continue to hold an advisory vote to approve named executive officer compensation on an annual basis until the next required say-on-frequency vote, which will be held at the 2028 Annual
General Meeting.
Our executive compensation program received the support of our shareholders and was approved, on a non-
binding advisory basis, by approximately 97.98% of the votes cast at the 2025 Annual General Meeting. We greatly value feedback from our shareholders on our executive compensation program and corporate governance policies and welcome input, as it impacts our decision-making. As a result of our engagement with our shareholders, detailed below, our compensation committee made a number of changes to the structure of the long-term incentive compensation program for our executive officers, commencing in 2024. We believe that ongoing engagement builds mutual trust with our shareholders, and we will continue to monitor feedback from our shareholders and will continue to solicit shareholder views on our executive compensation program in the future, as appropriate.
In 2025, our management team continued to frequently engage with the investment community, hosting and participating in 182 investor events, including during roadshows and conferences as well as phone calls and meetings with approximately 193 firms. Shareholders we spoke to jointly represented about 81% of floating shares as of December
31, 2025. In 2025, we engaged with shareholders to discuss corporate governance, board composition, executive compensation, business strategy, capital allocation and other governance-related topics. In such engagements, investors’
feedback and suggestions on our executive compensation program were regularly heard and taken into consideration.
Based on future engagement with our shareholders, our compensation committee and Board of Directors will continue to consider potential shareholders’ feedback and take them into account in future determinations concerning our executive compensation program.
Elements of Executive Compensation Program
In 2025, as in prior years, our executive compensation program consisted of three principal elements:
•Base salary
•Annual incentive
•Long-term incentives
Base Salary
Base salary is the principal fixed element of an executive officer’s annual cash compensation during employment.
The level of base salary reflects the executive officer’s skills and experience and is intended to be on par with other job opportunities available to such executive officer. Given the industry in which we operate and our compensation philosophy and objectives, we believe it is important to set base salaries at a level that is both market competitive in order to retain our current executives and reasonable, and to hire new executives when and as required. However, our review of competitive market data is only one factor in formulating recommendations for base salary levels. In addition, the compensation committee also considers the following factors:
•individual performance of the executive officer, as well as overall performance of the Company, during the prior year;
•level of responsibility, including breadth, scope and complexity of the position;
•years and level of experience and expertise and location of the executive officer;
•internal review of the executive officer’s compensation relative to other executives to contemplate internal fairness considerations; and
•in the case of executive officers other than the Chief Executive Officer, the recommendations of the Chief
Executive Officer.
Base salaries for our executive officers are determined on an individual basis at the time of hire. Adjustments to base salary are considered annually based on the factors described above.
2024 — 2025 Base Salaries
The base salaries of the named executive officers for 2024 and 2025 and related explanatory notes are set forth below:

Name	Position	2025 Base Salary (USD)	2024 Base Salary (USD)	Explanatory Notes
Michael Komasinski	Chief Executive Officer	$750,000	Not Applicable
The amount shown with respect to 2025 reflects the full
annual target base salary Mr. Komasinski was eligible to
receive. The prorated amount corresponding to his start
date in February 2025 was $657,534.
Mr. Komasinski’s remuneration is solely for his role as
Chief Executive Officer of Criteo Corp.

Megan Clarken	Former Chief Executive Officer	$725,000	$711,325
The amount shown with respect to 2025 reflects the full
annual target base salary Ms. Clarken was eligible to
receive. The prorated amount corresponding to her date
of retirement as Chief Executive Officer in February
2025 was $146,986.

Sarah Glickman	Chief Financial Officer	$529,000	$516,817	The amount shown with respect to 2024 reflects the compensation Ms. Glickman received due to proration of the effective date in April 2024 based on an annual base salary of $529,000.

Ryan Damon	Chief Legal and Transformation Officer	$490,000	$482,541	The amount shown with respect to 2024 reflects the compensation Mr. Damon received due to proration of the effective date in April 2024 based on an annual base salary of $490,000.

Brian Gleason	Former Chief Revenue Officer and President, Retail Media	$575,000	$550,137
The amount shown with respect to 2025 reflects the full
annual target base salary Mr. Gleason was eligible to
receive. The prorated amount corresponding to his date
of resignation in July 2025 was $330,822.
The amount shown with respect to 2024 reflects the
compensation Mr. Gleason received due to proration of
the effective date July 2024, based on an annual base
salary of $575,000.

3 Contribution ex-TAC is a non-GAAP financial measure of profitability akin to gross profit. It is calculated by deducting traffic acquisition costs from revenue and reconciled to gross profit through the exclusion of other costs of revenue.

Annual Incentive Bonus
The Company provides our executive officers with the opportunity to earn annual cash bonus awards pursuant to the Executive Bonus Plan (“EBP”), which are specifically designed to motivate our executive officers to achieve pre-
established Company-wide goals set by the Board of Directors and, to a lesser degree, reward them for individual results and achievements in a given year.
The EBP is intended to provide structure and predictability regarding the determination of performance-based cash bonuses. Specifically, the EBP seeks to:
(i)help attract and retain a high quality executive management team;
(ii)increase management focus on challenging yet realistic goals intended to create value for shareholders;
(iii)encourage management to work as a team to achieve the Company’s goals; and
(iv)provide incentives for participants to achieve results that exceed Company goals.
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
Under the EBP, the Board of Directors has the discretion to determine the extent to which a bonus award will be adjusted based on an executive officer’s individual performance or such other factors as it may, in its discretion, deem relevant. An executive officer’s bonus award may be adjusted downward to zero by the Board of Directors based on a review of factors including individual performance. The Board of Directors is not required to set individual qualitative performance goals for a given year.
2025 Annual Bonus Performance Goals
The performance measures and related target levels for the 2025 EBP, which reflected performance requirements set at the start of the year in the Company’s annual operating plan, were developed by the compensation committee and approved by the Board of Directors at meetings held in February 2025. In the first quarter of 2025, the Board of Directors, on the recommendation of the compensation committee, set two shared quantitative goals applicable to all of the named executive officers (weighted 80%, collectively) and individual qualitative goals for each of our named executive officers
(weighted 20%). All of our named executive officers participated in the 2025 EBP.
Quantitative Goals
The quantitative measures selected for the 2025 EBP were the 2025 achievement of financial targets in (i)
Contribution ex-TAC3, measured at constant currency and (ii) Adjusted EBITDA, measured at constant currency at 2025 plan rates. These measures were approved by the Board of Directors because Contribution ex-TAC and Adjusted EBITDA are the key measures it uses to monitor the Company’s financial performance. In particular, our strategy focuses on maximizing the growth of our Contribution ex-TAC on an absolute basis over maximizing our near-term gross margin, as we believe this focus builds sustainable long-term value for our business by fortifying a number of our competitive strengths, including access to advertising inventory, breadth and depth of data and continuous improvement of the Criteo
AI Engine’s performance, allowing it to deliver more relevant advertisements at scale. In 2025 (as in the previous three years), the Contribution ex-TAC measure and Adjusted EBITDA measure were given equal weight of 40% and 40%, respectively (collectively 80% for the 2025 quantitative goals). In setting the payout scale for both the Contribution ex-TAC portion and the Adjusted EBITDA portion of the quantitative goals, payout levels were set to be challenging, yet achievable, taking the business context into consideration. Finally, when determining quantitative performance, the
Company's reported Contribution ex-TAC for 2025 was to be adjusted for EBP purposes by using the same exchange rate as was used to establish the Contribution ex-TAC targets in February 2025.

The payout scale on the Contribution ex-TAC portion of the 2025 quantitative goals approved in early 2025 was as follows, with Contribution ex-TAC growth measured, in each case, on a constant-currency basis:
•If 2025 Contribution ex-TAC was below $1,117 million, the payout on the Contribution ex-TAC portion of the quantitative goals would have been zero;
•If 2025 Contribution ex-TAC growth was between $1,117 million and the $1,201 million target, the payout on the Contribution ex-TAC portion of the quantitative goals would be between 50% and 100% of target;
•If 2025 Contribution ex-TAC growth was between the $1,201 million target and the $1,321 million stretch target, the payout on the Contribution ex-TAC portion of the quantitative goals would be between 100% and 150%
of target;
•If 2025 Contribution ex-TAC growth was between the $1,321 million stretch target and the $1,381 million maximum target, the payout on the Contribution ex-TAC portion of the quantitative goals would be between 150%
and 200% of target; and
•If 2025 Contribution ex-TAC growth was $1,381 million or greater, our executives could achieve the maximum payout on the Contribution ex-TAC portion of the quantitative goals, which was 200%.
Viewed in terms of required year-over-year growth, the Contribution ex-TAC portion of the 2025 quantitative goals would be based on 7.2% growth for a target level payout and 23.3% growth for a maximum level payout.

2024 Contribution ex-TAC* ($ millions)	2025 Contribution ex-TAC Targets*
	Threshold		Target		Stretch		Max
	Amount ($ millions)	Required Growth	Amount ($ millions)	Required Growth	Amount ($ millions)	Required Growth	Amount ($ millions)	Required Growth

1,120	1,117	(0.3)%	1,201	7.2%	1,321	18.0%	1,381	23.3%
*Presented in constant currency at 2025 plan rates. 2024 reported Contribution ex-TAC was $1,121.5 million.
The payout scale on the Adjusted EBITDA portion of the 2025 quantitative goals approved in early 2025 was as follows, in each case calculated on an absolute basis and excluding currency impacts:
•If 2025 Adjusted EBITDA was less than $333 million, the payout on the Adjusted EBITDA portion of the quantitative goals would have been zero;
•If 2025 Adjusted EBITDA was between $333 million and the $392 million target, the payout on the
Adjusted EBITDA portion of the quantitative goals would be between 50% and 100% of target;
•If 2025 Adjusted EBITDA was between the $392 million target and the $461 million stretch target, the payout on the Adjusted EBITDA portion of the quantitative goals would be between 100% and 150% of target;
•If 2025 Adjusted EBITDA was between the $461 million stretch target and the $490 million maximum target, the payout on the Adjusted EBITDA portion of the quantitative goals would be between 150% and 200% of target; and
•If 2025 Adjusted EBITDA was $490 million or greater, our executives could achieve the maximum payout on the Adjusted EBITDA portion of the quantitative goals, which was 200%.

2024 Adjusted EBITDA* ($ millions)	2025 Adjusted EBITDA Targets
	Threshold	Target	Stretch	Max
	Amount ($ millions)	Amount ($ millions)	Amount ($ millions)	Amount ($ millions)

390	333	392	461	490
*Presented in constant currency at 2025 plan rates.  2024 reported Adjusted EBITDA was $390.1 million.
The quantitative goals determined in early 2025 and the achievement levels for such goals were designed to ensure proper alignment between the 2025 EBP and the internal 2025 financial plan supporting the guidance that we published at the beginning of 2025.
The chart below sets forth the 2025 quantitative goal performance levels and the achievement levels for such goals, as well as actual Company performance for 2025 against which executive performance was measured.

		Payout Scale
Performance Measure	Weight	50%	100%	150%	200%	Actual	Achievement as Percent of Target	Payout of Bonus Opportunity
2025 Contribution ex-TAC*	40%	$1,117 million	$1,201 million	$1,321 million	≥$1,381 million	$1,160 million	96.6%	76%
2025 Adjusted EBITDA*	40%	$333 million	$392 million	$461 million	≥$490 million	$412 million	105.1%	115%
*Calculated on a constant currency basis and using the same exchange rate as was used to set the target performance levels in February
2025. The Company's as reported constant currency Contribution ex-TAC was $1,160.7 million.
As shown above, year-over-year Contribution ex-TAC growth was 4% at constant currency, which resulted in a
96.6% payout for the Contribution ex-TAC portion of the quantitative goals, and Adjusted EBITDA was $412 million, which resulted in a payout of 105.1% on the Adjusted EBITDA portion of the quantitative goals, averaging 100.9% for the financial metric performance. This resulted in a total of 96% of the target bonus amounts to the 2025 EBP participants with
100% achievement of the qualitative goals discussed below.
Qualitative Goals
Pursuant to the EBP, the Board of Directors approved individual qualitative goals for each of the 2025 EBP participants that were aligned to strategic performance objectives for those individuals. The qualitative goals were weighted 20% of the target bonus opportunity, and this component was evaluated at the discretion of the Board of
Directors. The qualitative goals for 2025 were selected for Mr. Komasinski, Ms. Glickman, and Mr. Damon in the first half of 2025 by the compensation committee with the intent to be rigorous and difficult to achieve. The qualitative goals for
2025 included: (i) for Mr. Komasinski, to refine and begin to deliver on a compelling three year strategy (including capital allocation strategy), deliver on 2025 financial commitments, increase Criteo customer satisfaction and brand value, inspire, develop and retain talent towards long term success and effective organizational leadership; (ii) for Ms. Glickman, to deliver against our numbers, enable Criteo’s strategy and execution, strengthen our finance processes, share a compelling and measurable equity story and team leadership; and (iii) for Mr. Damon, to execute on various initiatives in legal and corporate affairs, prioritize key transformation initiatives, deliver against our numbers for AdTech services and team leadership.
The compensation committee determined that the 2025 EBP participants generally exceeded the achievement of their respective qualitative objectives. The EBP, with Board of Directors approval, allows for over-achievement of qualitative objectives, provided that the total bonus cap of 200% of target is not exceeded, so individual payout results may vary based on individual performance outcomes. For the qualitative portion of the 2025 EBP (weighted 20% of the total EBP), the compensation committee recommended, and the Board of Directors approved, a 100% payout with respect to Mr. Komasinski, a 100% payout with respect to Ms. Clarken (as provided for in her Transition Agreement), a 125%

payout with respect to Ms. Glickman, and a 125% payout with respect to Mr. Damon. No individual performance was assessed and no annual bonus payable with respect to Mr. Gleason, as he left the Company effective July 29, 2025.
2025 Annual Cash Bonus Payouts
The Board of Directors approved annual incentive bonus awards for each of the named executive officers as follows:

Name	Bonus Target as % of Base Salary	Bonus Target ($)	Quantitative Goals Achievement (80%)	Qualitative Goals Achievement (20%)	Funding Multiplier as % of Target	Actual Payout Amount
Michael Komasinski	100%	$687,500	95%	100%	96%	$660,000
Megan Clarken	100%	$146,986	95%	100%(1)	96%	$141,107
Sarah Glickman	85%(2)	$436,606	95%	125%	101%	$440,972
Ryan Damon	70%	$343,000	95%	125%	101%	$346,430
Brian Gleason	100%	$330,822	95%	—%	—%	0(3)

(1) The individual performance for Ms. Clarken was agreed to in the Transition Agreement dated August 26, 2024 between the Company and Megan Clarken.
(2) Ms. Glickman’s target bonus as a percentage of base salary was increased from 75% to 85% in 2025 to maintain market competitiveness.
(3) Mr. Gleason resigned as Chief Revenue Officer and President, Retail Media, effective July 29, 2025.
Long-Term Incentives
Long-term incentives (“LTIs”) in the form of equity awards represent an important tool for the Company to attract industry leaders of the highest caliber in the technology industry and to retain them for the long term. The majority of the total target direct compensation opportunity for our named executive officers is provided in the form of long-term equity awards. We use equity awards to align our executive officers’ financial interests with those of our shareholders by motivating them to drive the achievement of both near-term and long-term corporate objectives.
We use a mix of RSUs and PSUs to provide LTIs to our executive officers pursuant to the Company's 2015 Time-
Based Restricted Stock Unit Plan and 2015 Performance-Based RSU Plan.The combination of Time-Based Restricted
Stock Units (“RSUs”) and Performance-Based Restricted Stock Units (“PSUs”) provide an appropriate balance between addressing retention objectives and driving corporate performance, and is also consistent with the practice in a strong majority of our peer companies. The Board of Directors generally grants our executive officers equity awards each year as part of our annual review of our executive compensation program. The eligibility for, size of, and mix of any additional equity awards to each of our executive officers are determined after taking into account the following factors:
•the individual performance assessment of each executive officer, the results and contributions delivered during the year, as well as his or her anticipated potential future impact;
•the competitive positioning of the target value of each equity award when compared to the equity values delivered to executives in comparable roles at the companies in our peer group and the broader market for our industry sector;
•the mix of RSUs and PSUs needed to stay at the forefront of our peer and broader market practices, as well as key investor and investor advisor guidelines;
•the size and vesting schedule of existing equity awards in order to maximize the long-term retentive power of additional awards;
•the size of each executive officer’s total cash compensation opportunity;
•the Company’s overall performance relative to corporate objectives; and
•the Company’s projected overall equity pool for the year and impact on available share reserves

2025 Annual Equity Awards
After considering the factors set forth above, the Board of Directors, upon recommendation of the compensation committee, determined that the 2025 LTI compensation to be granted to Mr. Komasinski, Ms. Glickman, Mr. Damon and
Mr. Gleason should be (i) 30% RSUs and 70% PSUs (35% financial PSUs and 35% TSR-based PSUs) for Mr.
Komasinski; and (ii) 40% RSUs and 60% PSUs (30% financial PSUs and 30% TSR-based PSUs) for Ms. Glickman and
Mr. Damon. Ms. Clarken was not considered for an equity award in view of her retirement on February 15, 2025 and Mr.
Gleason’s equity award was forfeited in connection with his resignation as Chief Revenue Officer and President, Retail
Media, effective July 29, 2025.
The table below sets forth the equity awards granted by the Board of Directors to our named executive officers in
2025:

Name	Shares Issuable Upon Vesting of PSUs Granted in 2025 (At Target)(1)	Shares Issuable Upon Vesting of RSUs Granted in 2025	Total Value of Equity Awards in 2025 (in thousands)(2)
Michael Komasinski	120,482	176,635(3)	$9,591
Megan Clarken	0	0	$0
Sarah Glickman	48,685	32,456	$3,300
Ryan Damon	36,882	24,588	$2,500
Brian Gleason(4)	91,960	28,522	$4,900

(1) The number of PSUs set forth in this column show the PSU awards at target (100%). The number of PSU awards that may be earned by our named executive officers assuming the maximum possible achievement of 200% of target (which would represent 240,964 PSUs for Mr. Komasinski, 97,370 PSUs for Ms. Glickman, 73,764 PSUs for Mr. Damon and 183,920 PSUs
for Mr. Gleason), with 50% of the amount granted in the form of financial PSUs and 50% granted in the form of TSR-based
PSUs. As set forth in the section below, 71% of the target of Mr. Komasinski’s, Ms. Glickman’s, Mr. Damon’s and Mr. Gleason’s
2025 financial PSU awards were earned based on the respective level of performance achieved

(2) Under our Board of Directors approved equity award grant policy, the number of shares subject to each equity award is based on the target value of the award divided by the average of the 45-trading-day closing price calculated on the date of determination. For this purpose, the “date of determination” is the date five (5) trading days prior to the date on which the Board of Directors grants the equity award, provided that the fair market value of our shares is not more or less than 10% of the closing market price of our shares on the date of determination. The values disclosed in this table may differ from the grant date fair value of the 2025 stock awards as reported in the Summary Compensation Table, which is computed in accordance with the
FASB ASC Topic 718

(3) The number of RSUs consists of 125,000 RSUs awarded to Mr. Komasinski in a supplemental grant of RSUs approved by the Board of Directors in December 2025 in connection with a one‑time CEO retention action, and 51,635 RSUs awarded to Mr.
Komasinski in his initial grant in February 2025.

(4) As Mr. Gleason resigned as Chief Revenue Officer and President, Retail Media, effective July 29, 2025, these PSUs and RSUs were forfeited in connection with his resignation
2025 PSU Awards
Our Ordinary Shares subject to the PSUs granted to the named executive officers are to be earned contingent upon the attainment of performance goals set by the Board of Directors, with the earned shares (if any) subject to an additional time-based vesting requirement. In the first quarter of 2025, Mr. Komasinski (including both his New Hire
Awards and 2025 PSU award), Ms. Glickman, Mr. Damon and Mr. Gleason were granted, assuming achievement of the goals at the target level (100%), 120,482, 48,685, 36,882 and 91,960 PSUs, respectively. 50% of each named executive officer's PSUs were granted in the form of financial PSUs (the “Financial PSUs”) and the other 50% were granted in the form of TSR-based PSUs (the “TSR-Based PSUs”), provided that, as described above, Mr. Komasinski’s TSR-based
PSUs were converted to Financial PSUs in December 2025 (see “Compensation Discussion and Analysis—New Hire
Package and Year One Compensation for New CEO”). The Board of Directors set a combination of 2025 Retail Media
Contribution ex-TAC, Contribution ex-TAC and Adjusted EBITDA as the goal for the Financial PSUs and relative total shareholder return versus the Nasdaq Composite Index as the goal for the TSR-Based PSUs, provided that with respect to Mr. Komasinski’s TSR-based PSUs that were modified in December 2025, the financial targets will be based on the
2026 and 2027 financial plan.

Financial PSUs have a one-year performance measurement period and vest over three years. Because French law prohibits vesting of restricted stock before the second anniversary of the grant date, two-thirds of the earned PSUs will vest on the second anniversary of the grant date; the remaining one-third will vest on the third anniversary of the grant date.
TSR-based PSUs are subject to an extended performance measurement period, such that 50% will vest based on the Company's TSR performance relative to that of the Nasdaq Composite Index through the second anniversary of the grant date, and the remaining 50% will vest based on the Company's TSR performance relative to that of the Nasdaq
Composite Index through the third anniversary of the grant date.
Following a review of prevailing market practice with the advice of Compensia, our Board of Directors granted these awards with a maximum payout opportunity tied to maximum defined performance levels at 200% of target to create a long-term incentive opportunity to incentivize and reward over-performance. Any excess (unearned) portion of the grant will be recaptured (and returned to the equity pool), which for the financial PSUs, will occur in the year following the grant date, well in advance of the financial PSUs’ vesting date.  Below we have described the application of the 2025 financial goals that apply to Mr. Komasinski’s, Ms. Glickman’s, Mr. Damon’s and Mr. Gleason’s 2025 PSU grants.
Financial PSUs
Given its critical importance to our shareholders, and the impact on future growth, the compensation committee and Board of Directors determined it was appropriate to maintain Retail Media Contribution ex-TAC as the primary performance metric for the Financial PSUs in 2025, weighted at 60%, but then balanced with the broader financial metrics of Adjusted EBITDA and Contribution ex-TAC, each with a 20% weighting. Furthermore, our compensation committee and
Board of Directors determined that it was appropriate to maintain a one-year performance period for the Financial PSUs for 2025, while maintaining a longer, multi-year performance period for the TSR-Based PSUs.
The following table sets forth the 2025 achievement and related payout levels for the Retail Media Contribution ex-TAC, Contribution ex-TAC and Adjusted EBITDA metrics for the Financial PSUs, as well as the actual Company performance for 2025.

		Payout Scale
Performance Measure	Weight	50%	100%	150%	200%	Actual	Bonus Factor Achievement	Plan Payout (Percent of Target)
2025 Retail Media Contribution ex-TAC(1)	60%	$252 million(2)	$308 million	$331 million	$354 million	$257 million	54%	83.4%
2025 Contribution ex-TAC(1)	20%	$1,117 million	$1,201 million	$1,321 million	$1,381 million	$1,160 million*	76%	96.6%
2025 Adjusted EBITDA(1)	20%	$333 million	$392 million	$461 million	$490 million	$412 million	115%	105.1%

(1) Calculated on a constant currency basis and using the same exchange rate as was used to set the targets in February 2025.
(2) Reflects a reduction of the Retail Media Contribution ex-TAC threshold target achievement level from $277 million to $252 million, as approved by the Board of Directors in December 2025. For more information on this revision, please see the discussion below.

Upon review of the projected achievement level of 2025 Financial PSUs, the Board of Directors determined that the impact of the reduced scope for two specific Retail Media clients, as disclosed on May 2, 2025, would have disproportionate impact on the overall result of our Retail Media Contribution ex-TAC metric, which represented 60% of the total plan. The Board of Directors therefore decided in December 2025 to reduce the minimum threshold achievement level for this particular performance condition from $277 million to $252 million, representing flat year-on-year growth, in order to allow for potential limited payout on this component if positive growth were still achieved, while keeping the original target for Retail Media Contribution ex-TAC and related achievement levels unchanged. The Board of Directors determined that this would still allow for a partial payout with respect to this metric, which would still be well below target achievement level, and believed that this would result in a more balanced representation of the Company’s overall financial performance.
Actual Retail Media Contribution ex-TAC for 2025 was $257 million, actual Contribution ex-TAC for 2025 was
$1,160 million, and actual Adjusted EBITDA for 2025 was $412 million, each as calculated on a constant currency basis using the same exchange rate as was used to set the targets, resulting in a 71% of target payout with respect to the
Financial PSUs.

Named Executive Officer	Title	2025 Financial PSU Target	Payout
Michael Komasinski	CEO	60,241	42,771
Sarah Glickman	CFO	24,343	17,284
Ryan Damon	CLTO	18,441	13,093
Our compensation committee and Board of Directors believe that a time-based vesting requirement for any earned PSUs is important to satisfy our retention objectives and longer-term alignment with our shareholders’ interests.
The Financial PSUs earned with respect to 2025 are subject to an overall three-year vesting schedule, which vesting is subject to the named executive officer’s continued employment with the Company as of the applicable vesting date.
TSR-Based PSUs
With regard to the TSR-based PSUs, the compensation committee and the Board of Directors believe that the use of a TSR metric promotes longer-term alignment with shareholders and a relative metric establishes a direct link between the compensation of our named executive officers and long-term enterprise value creation as payouts under the PSUs are determined by the Company's long-term TSR performance relative to that of the Nasdaq Composite Index. The compensation committee and the Board of Directors, determined that the use of the Nasdaq Composite Index was an appropriate benchmark given the broad-market nature of the index, its use among other software/media companies, its administrative simplicity and its transparency.
In setting the performance goals for the 2025 TSR-based PSUs, after considering market best practices, the
Board of Directors determined that payouts under the TSR-based PSUs would range from 0% to 200% of the target
PSUs, with relative TSR performance at the 55th percentile resulting in 100% payout, and relative performance at the 80th percentile or better resulting in a 200% payout; provided, however, that if the Company's absolute TSR is negative, then payout for the TSR-based PSUs cannot exceed 100% regardless of the Company's relative percentile performance. In this way, the payouts under the TSR-based PSUs are intended to be aligned with performance levels that are considered challenging.
To facilitate the transition to the use of multi-year performance measurement periods, the Board of Directors determined that it was appropriate to measure relative TSR compared to the Nasdaq Composite Index over a two-year performance period for 50% of the TSR-based PSUs and over a three-year performance period for the other 50% of the
PSUs, in each case with the PSUs subject to the awards to be earned and vest through the second and third anniversaries, respectively of the awards’ grant date, which vesting is subject to the named executive officer’s continued
employment with the Company as of the applicable vesting date.

The following table sets forth the 2024 Total Shareholder Return goal for the 2024 TSR-Based PSU awards.

Criteo’s TSR Percentile vs. Nasdaq Composite Index(1)	Potential Percentage of TSR-Based PSUs Earned(2)(3)
0 - 30th	0%
55th	100% (Target)
80th - 100th	200% (Max)
(1) TSR is measured as the percentage change in the 30-trading-day average adjusted closing price of a share of
Criteo and the Nasdaq Composite Index as measured on the first and last day of the applicable two-year and three-year performance periods beginning on March 1, 2024, the grant date of the TSR-based PSUs
(2) Achievement is linear for relative TSR between tranches and paid to one decimal point
(3) Earned PSUs are capped at target (100%) if the Company's absolute TSR is negative

As well as meeting the relative TSR performance goals, the executive officers must remain employed through the second and third anniversaries of the TSR-based PSU grant date in order to vest in the PSUs.
The first 50% tranche of the TSR-based PSUs, with a performance period measured from March 1, 2024 to March
1, 2026, resulted in the Company’s TSR percentile at (38.34%) and therefore a payout at 33%.
The second 50% tranche of the TSR-based PSUs granted to Ms. Glickman and Mr. Damon in 2024 will not vest (if earned) until March 2027.

Applicable Named Executive Officers	Title	2024 TSR PSU Tranche 1 at Target	Payout
Sarah Glickman	CFO	14,894	4,915
Ryan Damon	CLTO	12,622	4,165
2025 RSU Awards
Our 2025 RSU awards have a four-year vesting schedule. Because French law prohibits vesting of restricted stock before the second anniversary of the grant date, 50% of the award vests on the second anniversary of the date of grant, and the remainder vests in equal quarterly installments thereafter over the subsequent two-year period, which vesting is subject to the named executive officer’s continued employment with the Company as of the applicable vesting date.
Share Ownership and Equity Awards
As discussed above, long-term incentive compensation in the form of equity awards is an important tool for the
Company to attract industry leaders of the highest caliber in the global technology industry and to retain them for the long term. The majority of our named executive officers’ target total direct compensation opportunity is provided in the form of long-term equity awards. We use equity awards to align our executive officers’ financial interests with those of our shareholders by motivating them to assist with the achievement of both short-term and long-term corporate objectives.
As a result, each of our named executive officers accumulates substantial exposure to our stock price, which, when coupled with time-based and performance-based vesting, we believe results in strong alignment of our executives’
interests with those of our shareholders. Furthermore, our Insider Trading Policy prohibits short sales, trading in derivative instruments and other inherently speculative transactions in our equity securities by our employees and related persons.

Share Ownership Requirements
We maintain share ownership guidelines for our Section 16 executive officers. In October 2025, the Board of
Directors, upon the recommendation of the Compensation Committee, amended the share ownership guidelines to more closely align with market practices. Under the amended guidelines (i) our Chief Executive Officer is required to acquire and own securities in an amount equal to the lesser of (a) 200,000 shares or (b) five times the Chief Executive Officer’s annual base salary and (ii) all other Section 16 executive officers are required to acquire and own securities in an amount equal to the lesser of (a) 45,000 shares or (b) two times their annual base salary. For purposes of this requirement under the amended guidelines, the after-tax value of all unvested RSUs and earned unvested PSUs is included and “in-the-
money” value of vested but unexercised stock options is not included. The Section 16 officers are required to meet their applicable ownership requirements within five years of becoming subject to them. If required share ownership is not satisfied within five years, the individual must retain 50% of any shares resulting from vested RSUs or PSUs until the guidelines are met.
We also maintain share ownership guidelines for our non-employee directors (including the chairperson of our
Board of Directors). For more details on the non-employee director share ownership guidelines, see “Director
Compensation—Non-Employee Director Share Ownership Guidelines.”
In addition to these share ownership guidelines, our Board of Directors require that one percent of the shares resulting from the exercise of stock options or received upon the vesting of RSUs or PSUs by our chairperson (if applicable), Chief Executive Officer and Deputy Chief Executive Officers (“directeurs généraux délégués”), if any, be held by such persons until the termination of their respective offices. For 2025, (i)  Ms. Picard was the chairperson of our Board of Directors until April 9, 2025, (ii) Mr. van der Kooi was the chairperson of our Board of Directors as from April 9, 2025, (iii)
Ms. Clarken was our Chief Executive Officer until February 15, 2025 and (iv) Mr. Komasinski was our Chief Executive
Officer as from February 15, 2025.
The table below shows the total exposure that each of our named executive officers had to Criteo’s stock as of
March 31, 2026, including both vested and unvested equity awards. Ms. Clarken retired from her role as Chief Executive
Officer on February 15, 2025 and Mr. Gleason resigned as Chief Revenue Officer and President, Retail Media, effective
July 29, 2025, and they are therefore no longer subject to the Company’s share ownership guidelines.

Name	Ordinary Shares and ADSs (1)	Securities underlying option awards (2)	Securities underlying RSU and PSU awards (3)	Total
Michael Komasinski	—	—	1,109,399	1,109,399
Sarah Glickman	213,063	—	410,031	623,094
Ryan Damon	3,850	—	316,294	320,144

		Total for all named executive officers:		2,052,637

(1) The amounts shown in this column reflect Ordinary Shares and ADSs owned by each of our named executive officers
(2) The amounts shown in this column reflect stock options that have vested and are exercisable, as well as those that have not yet vested. For more information on grant dates, vesting schedules, exercise prices and expiration dates of option awards held by our named executive officers as of December 31, 2025, please see “Compensation Tables—Outstanding Equity Awards at 2025 Fiscal Year End.”

(3) The amounts shown in this column reflect outstanding RSUs and PSUs, whether or not vested or determined earned by the Board of
Directors. For more information on the RSUs and PSUs held by each of our named executive officers as of December 31, 2025, please see
“Compensation Tables—Outstanding Equity Awards at 2025 Fiscal Year End.” For more information applicable to PSU awards, please see “—
Long-Term Incentives.

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

Our retirement savings plan for U.S. employees is a tax-qualified 401(k) retirement savings plan (the “401(k)
Plan”), pursuant to which all employees, including any named executive officer employed by our U.S. subsidiary (Criteo
Corp.), are able to contribute certain amounts of their annual compensation, subject to limits prescribed by the Internal
Revenue Code. In 2025, we provided a 100% matching contribution on employee contributions up to the first 3% of eligible compensation and a 50% matching contribution for the next 2% of eligible compensation. Each of Mr. Komasinski,
Ms. Glickman, and Mr. Damon participate, and Ms. Clarken and Mr. Gleason participated until they departed the
Company, on the same basis as our other eligible employees.
Perquisites and Other Personal Benefits
We provide limited perquisites to our named executive officers. For more information on the perquisites and other personal benefits provided to our named executive officers, please refer to footnote (7) to the 2025 Summary
Compensation Table in “Executive Compensation – Compensation Tables” included elsewhere in this Form 10-K/A.
Timing of Compensation Actions
Compensation, including base salary adjustments, for our named executive officers is reviewed annually, usually in the first quarter of the fiscal year, and upon promotion or other changes in job responsibilities.
Equity Grant Policy
In fiscal year 2025, we did not grant any stock options, stock appreciation rights or similar awards under the Criteo
Amended 2016 Stock Option Plan and we have not granted stock options to our named executive officers since
December 2019. There are no current plans to grant stock options, stock appreciation rights or other similar appreciation-
based awards as incentive compensation. The timing of our equity grants to the named executive officers is set without regard to anticipated earnings or other major announcements by the Company.
Short Sale and Derivatives Trading Policy
As noted in more detail above under the caption “Insider Trading and Anti-Hedging/Pledging Policies,” our Insider
Trading Policy prohibits short sales, trading in derivative instruments and other inherently speculative transactions in our equity securities by our employees and related persons.
Executive Compensation Recovery (“Clawback”) Policy
We maintain a “clawback” policy, adopted by our Board of Directors in October 2023, which incorporates the requirements of Rule 10D-1 under the Exchange Act, and the applicable Nasdaq listing standards. The clawback policy requires us to recoup erroneously awarded incentive-based compensation from current and former executive officers (as such term is defined in Rule 10D-1, for purposes of this section, a “Section 16 officer”) in the event that the Company is required to prepare an accounting restatement due to material noncompliance with any financial reporting requirement under securities laws. The clawback policy became effective with respect to incentive-based compensation received by such Section 16 officers on or after October 2, 2023. A copy of the clawback policy is filed as Exhibit 97.1 to our Annual
Report on Form 10-K for the fiscal year ended December 31, 2025 filed with the SEC on February 26, 2026.
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
•the Company’s use of different types of compensation vehicles to provide a balance of short-term and long-term incentives with fixed and variable components;

•the granting of equity-based awards that are earned based on performance (in the case of executive officers) and subject to time-based vesting, which aligns employee compensation with Company performance, encouraging participants to generate long-term appreciation in equity values;
•the Company’s annual bonus determinations for each employee being tied to achievement of Company goals, which goals seek to promote retention on behalf of the Company and to create long-term value for our shareholders; and
•the Company’s system of internal control over financial reporting and code of business conduct and ethics, which among other things, reduce the likelihood of manipulation of the Company’s financial performance to enhance payments under any of its incentive plans.
COMPENSATION COMMITTEE REPORT
The compensation committee has reviewed and discussed the Compensation Discussion and Analysis required by Item
402(b) of Regulation S-K with management. Based on such review and discussions, the compensation committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Form 10-K/A.
THE COMPENSATION COMMITTEE
Nathalie Balla (Chair)
Edmond Mesrobian
Ernst Teunissen
COMPENSATION TABLES
Summary Compensation Table
The following Summary Compensation Table sets forth, for the three years ended December 31, 2025, 2024 and
2023, respectively, the compensation earned by (i) our principal executive officer, (ii), our former principal executive officer who served during a portion of the fiscal year,  (iii) our principal financial officer, (iv) our other executive officer, other than the principal executive officer and the principal financial officer, who was serving as of the end of the fiscal year, and (v)
our former executive officer who served during a portion of the fiscal year. (collectively, our named executive officers).

Name and Principal Position	Year	Salary ($)(1)	Bonus ($)(2)	Stock Awards ($)(3)(4)(5)	Option Awards ($)(3)	Non-Equity Incentive Plan Compensation ($)(6)	All Other Compensation ($)(7)	Total ($)
Michael Komasinski	2025	657,534	1,100,000	10,043,994	—	660,000	16,032	12,477,560
Chief Executive Officer

Megan Clarken (8)	2025	146,986	—	—	—	141,107	151,951	440,044
Former Chief Executive Officer	2024	711,325	—	8,818,593	—	1,001,546	124,206	10,655,670
	2023	665,000	—	7,729,000	—	768,819	50,844	9,213,663

Sarah Glickman	2025	529,000		3,593,941	—	440,972	16,322	4,580,235
Chief Financial Officer	2024	516,817	100,000	3,251,846	—	514,750	16,122	4,399,535
	2023	476,000	—	3,138,000	—	412,953	14,132	4,041,085

Ryan Damon	2025	490,000		2,722,660	—	346,430	9,830	3,568,920
Chief Legal and Transformation	2024	482,541	100,000	2,755,814	—	414,411	8,713	3,761,479
Officer	2023	455,000	—	2,092,000	—	371,519	6,349	2,924,868

Brian Gleason (9)	2025	330,822		5,516,191	—	—	15,039	5,862,052
Former Chief Revenue Officer	2024	550,137	200,000	3,196,564	—	774,593	15,042	4,736,336
and President, Retail Media
(1)All amounts presented in the Summary Compensation Table, and in the supporting tables that follow, are expressed in U.S.
dollars. In 2023, 2024 and 2025, all compensation calculations were in U.S. dollars

(2)The amounts reported in the “Bonus” column include an integration bonus related to the August 2022 acquisition of Iponweb, which was granted to members of the leadership team. For Michael Komasinski, this includes (i) a sign-on bonus pursuant to his management agreement and (ii) a discretionary cash payment of $100,000 approved by the Board of Directors as an extension of Mr. Komasinski’s sign-on bonus, which discretionary amount was paid in cash and is taxable as ordinary income
(for more information, see “Compensation Discussion and Analysis—New Hire Package and Year One Compensation for New
CEO”). For Brian Gleason, this amount also includes the last installment of his retention bonus in 2024.
(3)The amounts reported in the “Stock Awards” and “Option Awards” columns reflect the aggregate grant date fair value of each award computed in accordance with FASB ASC Topic 718. For information regarding the assumptions used in determining the fair value of awards granted in 2025, 2024 and 2023 please refer to Note 15, Note 16 and Note 16 (Share-based
Compensation), respectively, of our Annual Reports on Form 10-K, each as filed with the SEC on February 26, 2026, February
26, 2025 and February 23, 2024, respectively.
(4)The amounts reported in the “Stock Awards” column reflect the grant date fair value of the PSU awards measured at target
(100%) for financial PSUs, and using a Monte-Carlo valuation model of market conditions for TSR-based PSUs, for all years shown, computed in accordance with FASB ASC Topic 718. The grant date face value for the relative TSR-based PSUs, as considered in establishing the target equity compensation, was $2,337,953 for Mr. Komasinski, $944,732 for Ms. Glickman,
$715,695 for Mr. Damon and $1,784,484 for Mr. Gleason.  Note, however, that the maximum PSU payout possible for year
2023 is 150% of target and 200% of target for 2024 and 2025.  The grant date fair value assuming the highest level of performance conditions will be achieved for the financial PSUs granted in 2025, calculated as the maximum PSU payout possible for year 2025 (200% of target) multiplied by the per-share grant date fair value, would be $4,675,906 for Mr.
Komasinski, $1,889,465 for Ms. Glickman, $1,431,390 for Mr. Damon and $3,568,968 for Mr. Gleason. The modification of Mr.
Komasinski’s 2025 financial PSUs resulted in no incremental compensation expense and thus did not affect the grant date fair value as computed in accordance with FASB ASC Topic 718. For a description of the Board of Director’s rationale for the modification of Mr. Komasinski’s 2025 financial PSUs, see “Compensation Discussion and Analysis—New Hire Package and
Year One Compensation for New CEO.”
(5)The amount reported for Mr. Komasinski includes (i) a supplemental grant of 125,000 RSUs with a grant date value of
$2,437,500 approved by the Board of Directors in December 2025 in connection with a one‑time CEO retention action; and (ii)
the incremental fair value of $362,356 related to the conversion of his relative TSR PSUs to financial PSUs, in each case, computed in accordance with FASB ASC Topic 718. For a description of the Board of Director’s rationale for these actions, see
“Compensation Discussion and Analysis—New Hire Package and Year One Compensation for New CEO.”
(6)The amounts reported in the “Non-Equity Incentive Plan Compensation” column represent the amount of the cash incentive bonus earned by our named executive officers for performance for the three years ended December 31, 2025, 2024 and 2023 under the EBP. See “Executive Compensation–Compensation Discussion and Analysis–Elements of Executive Compensation
Program—Annual Incentive Bonus” for the discussion and analysis of the annual cash incentives earned by each named executive officer in respect of 2025.
(7)The amounts reported in the “All Other Compensation” column for 2025 include the benefits set forth in the table below. The incremental cost to the Company is based on premiums paid and amounts reimbursed by the Company to the named executive officer.

Named Executive Officer	Life Insurance and Disability Benefit Plan Contributions ($)(a)	Defined Contribution Plan Contributions ($)(b)	Tax Reimbursements ($)(c)	Tax Assistance ($)(d)	Advisor Fees ($)(e)
Michael Komasinski	2,032	14,000	—	—	—
Megan Clarken	1,137	14,000	21,022	32,402(f)	83,390
Sarah Glickman	2,322	14,000	—	—	—
Ryan Damon	1,242	—	4,208	4,380	—
Brian Gleason	725	14,000	315	—	—
(a)Represents the cost of any life insurance and disability plan premium.
(b)Represents the cost of our employer contributions to the 401(k) plan accounts of Mr. Komasinski, Ms. Clarken, Ms.
Glickman, Mr. Damon and Mr. Gleason, for those who elected to participate in our 401(k) plan.
(c)Represents Company-paid taxes for items such as tax filing assistance. For Ms. Clarken, certain tax assistance benefits were agreed to pursuant to her Transition Agreement.
(d)Represents tax assistance to support filings related to trailing income from past international mobility or requirements triggered by working time spent in different countries.
(e)Represents the cost to the Company of Ms. Clarken’s compensation as a senior advisor to the Company.
(f)Represents the aggregate amount of various invoices processed and reported through payroll as imputed income, which reflects the actual incremental costs paid by the Company to provide this tax assistance for Ms. Clarken.

(8)  Ms. Clarken retired from her role as Chief Executive Officer on February 15, 2025.
(9)  Mr. Gleason resigned as Chief Revenue Officer and President, Retail Media, effective July 29, 2025.
2025 Grants of Plan-Based Awards Table
The following table sets forth the grants of plan-based awards to the named executive officers during the year ended December 31, 2025.

Name		Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)			Estimated Future Payouts Under Equity Incentive Plan Awards (2)			All Other Stock Awards: Number of Shares of Stock or Units (#)(3)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($)(4)
	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
Michael Komasinski(5)	—	343,750	687,500	1,375,000	—	—	—	—	—	—	—
	2/28/2025	—	—	—	30,121	60,241	120,482	—	—	—	3,506,930
	2/28/2025	—	—	—	30,121	60,241	120,482	—	—	—	1,713,254
	2/28/2025	—	—	—	—	—	—	51,635	—	—	2,003,954
	12/22/2025	—	—	—	—	—	—	125,000(6)	—	—	2,457,500
	12/22/2025	—	—	—	30,121	60,241	120,482	—	—	—	362,356
Megan Clarken(7)	—	73,493	146,986	293,972	—	—	—	—	—	—	—
	2/28/2025	—	—	—	0	0	0	—	—	—	0
	2/28/2025	—	—	—	0	0	0	—	—	—	0
	2/28/2025	—	—	—	—	—	—	0	—	—	0
Sarah Glickman	—	218,303	436,606	873,212	—	—	—	—	—	—	—
	2/28/2025	—	—	—	12,171	24,343	48,685	—	—	—	944,732
	2/28/2025	—	—	—	12,171	24,342	48,685	—	—	—	1,389,592
	2/28/2025	—	—	—	—	—	—	32,456	—	—	1,259,617
Ryan Damon	—	171,500	343,000	686,000	—	—	—	—	—	—	—
	2/28/2025	—	—	—	9,221	18,441	48,685	—	—	—	715,695
	2/28/2025	—	—	—	9,221	18,441	48,685	—	—	—	1,052,704
	2/28/2025	—	—	—	—	—	—	24,588	—	—	954,260
Brian Gleason(8)	—	0	0	0	—	—	—	—	—	—	—
	2/28/2025	—	—	—	10,696	21,392	42,784	—	—	—	830,224
	2/28/2025	—	—	—	10,696	21,392	42,784	—	—	—	1,221,162
	2/28/2025	—	—	—	—	—	—	28,522	—	—	1,106,939
(1)The amounts reported in the “Estimated Future Payouts Under Non-Equity Incentive Plan Awards” column represent each named executive officer’s annual cash bonus opportunity that could have been earned in respect of the annual cash incentive established in 2025 under the EBP. See “Executive Compensation–Compensation Discussion and Analysis–Elements of
Executive Compensation Program—Annual Incentive Bonus” for a discussion of the annual cash incentives earned by each named executive officer for 2025. The threshold achievement level for a particular performance condition affecting a portion of the annual cash incentive opportunity was adjusted. For more information see “Compensation Discussion and Analysis—
Annual Incentive Bonus.”
(2)All PSUs were granted under our Amended and Restated 2015 PSU Plan. The number of these PSUs that were actually earned and received by each named executive officer (if any) was determined in the following fiscal year. Of those PSUs actually earned and received, for the financial PSUs, two-thirds will vest on the two-year anniversary of the grant date, and the remainder will vest on the three-year anniversary of the grant date. For the TSR-based PSUs, 50% will be earned and vest on the two-year anniversary of the grant and the remainder will vest on the three-year anniversary of the grant date.
(3)All RSUs were granted under our Amended and Restated 2015 Time-Based RSU Plan.
(4)Represents the grant date fair value, measured in accordance with FASB ASC Topic 718, of PSU awards and RSU awards made in 2025. Grant date fair values are calculated pursuant to assumptions set forth in Note 15 of our 2025 Annual Report on
Form 10-K as filed with the SEC on February 26, 2026. The grant date face value for the relative TSR-based PSUs comprising the PSU awards, as considered in establishing the target equity compensation, was $2,337,953 for Mr. Komasinski, $944,732 for Ms. Glickman, $715,695 for Mr. Damon and $1,784,484 for Mr. Gleason.
(5)On December 22, 2025, the Board of Directors approved the conversion of Mr. Komasinski’s 2025 TSR-based PSUs into financial PSUs, with performance measured half based on 2026 plan metrics and half based on 2027 plan metrics, while preserving the original overall vesting schedule. This action was approved as part of a one‑time CEO retention action. For more information, please see “Compensation Discussion and Analysis—New Hire Package and Year One Compensation for
New CEO.” The grant date for this modified award represents the modification date with respect to such award in accordance with FASB ASC 718. The grant date fair value of this award represents the incremental fair value of the award as of the modification date computed in accordance with FASB ASC Topic 718.
(6)This RSU award represents a one-time grant of a time-vesting equity award to Mr. Komasinski, approved by the Board of
Directors in December 2025. For more information, please see “Compensation Discussion and Analysis—New Hire Package
and Year One Compensation for New CEO.”
(7)Ms. Clarken retired from her role as Chief Executive Officer on February 15, 2025. Due to Ms. Clarken’s retirement, she was not eligible to participate in the full year bonus program, so the threshold, target and maximum amounts are pro-rated for 2025.
(8)Mr. Gleason resigned as Chief Revenue Officer and President, Retail Media, effective July 29, 2025.
Executive Employment Agreements
We have entered into an employment agreement with each of the named executive officers and, in connection with her retirement, a transition agreement with Ms. Clarken, the material terms of which are described below. Each of the agreements with our named executive officers is for an indefinite term. The provisions of these arrangements relating to termination of employment are described under “Potential Payments Upon Termination or Change of Control” below. See
“Executive Compensation–Compensation Discussion and Analysis–Elements of Executive Compensation Program” for a
discussion of the elements of compensation of each of the named executive officers for the year ended December 31,
2025.
Mr. Komasinski
Criteo Corp. entered into a management agreement with Mr. Komasinski, dated as of December 18, 2024, in connection with his employment by Criteo Corp. The management agreement, provided that Mr. Komasinski was entitled to receive an annual base salary of $750,000 and will be eligible to receive a target annual bonus opportunity equal to
100% of his annual base salary and a maximum annual bonus opportunity equal to 200% of his annual base salary. The annual bonus opportunity pursuant to the Company’s Executive Bonus Plan is based on the Company’s financial performance and the assessment by the Board of individual performance. Mr. Komasinski’s remuneration is in respect of his role as Chief Executive Officer of our wholly-owned subsidiary, Criteo Corp.
The management agreement also provided that Mr. Komasinski would receive a sign-on bonus equal to
$1,000,000 on the first regularly scheduled payroll date following his start date of February 15, 2025. In addition, Mr.
Komasinski’s incentive-based compensation is subject to recoupment pursuant to the Company’s clawback policy adopted by the Board of Directors and in effect from time to time.
The management agreement provided that Mr. Komasinski would receive (i) a sign-on equity grant with an aggregate grant date fair market value equal to $2,000,000 in the following mix of RSUs and PSUs: 30% RSUs and 70%
PSUs (comprised of 35% Financial PSUs and 35% TSR-based PSUs (each as defined below)), and (ii) a 2025 annual equity grant with a grant date fair market value of $5,000,000 in the same mix of RSUs and PSUs as the sign-on equity grant.
Pursuant to the management agreement, Mr. Komasinski is subject to customary restrictive covenants provided by the Company’s protective covenants agreement, including a requirement not to compete with the Company and its affiliates anywhere in the world for a period of 12 months after termination of employment. As an employee of Criteo
Corp., Mr. Komasinski will not receive any additional compensation for his service on the Board of Directors.
Ms. Clarken
On August 26, 2024, we announced that Ms. Clarken would retire from the Company after completion of a search process for her successor and a transition period. To ensure a smooth transition, on August 26, 2024, Criteo Corp. and

Ms. Clarken entered into a Transition Agreement (the “Transition Agreement”), which set forth the terms of Ms. Clarken’s phased transition.
Pursuant to the terms of the Transition Agreement, Ms. Clarken served in a full-time capacity as Chief Executive
Officer and a member of the Board of Directors until her successor Chief Executive Officer was appointed by the Board of
Directors and commenced services (the “Transition Date”), which occurred with the appointment of Michael Komasinski with the effective date of February 15, 2025. Ms. Clarken stepped down from her roles on the Transition Date and remained employed as a senior advisor to the Board of Directors and the Chief Executive Officer through November 15,
2025, under the terms of the Transition Agreement. Ms. Clarken received a monthly salary equal to ten thousand dollars
($10,000) for her services as a senior advisor.
Ms. Clarken did not receive any severance benefits in connection with her separation from the Company on
November 15, 2025.
Ms. Glickman
We entered into an amended and restated executive employment agreement effective as of November 1, 2024 with Ms. Glickman, our Chief Financial Officer.  Under the terms of her employment agreement, Ms. Glickman was entitled to receive an annual base salary of $529,000 and a target annual bonus opportunity equal to 75% of her annual base salary.
Our Board of Directors determined that for year ended December 31, 2025, Ms. Glickman would receive an annual base salary of $529,000, and an increased target annual bonus opportunity equal to 85% of her annual base salary.
Mr. Damon
We entered into an amended and restated executive employment agreement effective as of November 1, 2024 with Mr. Damon, our Chief Legal and Transformation Officer. Under the terms of his employment agreement, Mr. Damon was entitled to receive an annual base salary of $490,000, and a target annual bonus opportunity equal to 70% of his annual base salary.
Our Board of Directors determined that for year ended December 31, 2025, Mr. Damon would receive an annual base salary of $490,000, with no change to his target annual bonus opportunity.
Mr. Gleason
We entered into an amended and restated executive employment agreement effective as of July 1, 2024 with Mr.
Gleason, our Chief Revenue Officer and President, Retail Media. Under the terms of his employment agreement, Mr.
Gleason was entitled to receive an annual base salary of $575,000, and a target annual bonus opportunity equal to 100%
of his annual base salary. Mr. Gleason resigned as Chief Revenue Officer and President, Retail Media, effective July 29,
2025.
Mr. Gleason did not receive any severance benefits in connection with his resignation.
Outstanding Equity Awards at 2025 Fiscal Year End Table
The following table sets forth the number of securities underlying outstanding equity awards held by the named executive officers as of December 31, 2025. Ms. Clarken retired from her role as Chief Executive Officer on February 15,
2025 and Mr. Gleason resigned as Chief Revenue Officer and President, Retail Media, effective July 29, 2025. Neither
Ms. Clarken nor Mr. Gleason held outstanding equity awards subject to continued vesting or exercise as of December 31,
2025.

		Option Awards				Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)(1)	Option Exercise Price ($)(2)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)(1)(4)	Market Value of Shares or Units of Stock That Have Not Vested ($)(5)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)(1)(3)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(5)
Michael Komasinski	02/28/2025	—	—	—	—	51,635	1,064,197	240,964	4,966,268
	12/22/2025	—	—	—	—	125,000	2,576,250	—	—
Megan Clarken	12/11/19	86,715	—	16.61	12/11/29	—	—	—	—
	03/01/2024	—	—	—	—	57,522	1,185,528	—	—
Sarah Glickman	02/24/22	—	—	—	—	3,833	78,998	—	—
	02/23/23	—	—	—	—	31,163	642,269	—	—
	03/01/2024	—	—	—	—	78441	1,616,669	59576	1,227,861
	02/28/2025					32456	668,918	97370	2,006,796
Ryan Damon	02/24/22	—	—	—	—	2,449	50,474	—	—
	02/23/23	—	—	—	—	20,773	428,132	—	—
	03/01/2024	—	—	—	—	66476	1,370,070	50488	1,040,558
	02/28/2025					24588	506,759	73764	1,520,276
Brian Gleason	03/01/2024	—	—	—	—	16,067	331,141	—	—
(1)Refer to “Potential Payments upon Termination or Change of Control” below for circumstances under which the terms of the vesting of equity awards would be accelerated.
(2)The applicable exchange rate for the exercise price of the stock option awards shown in the Outstanding Equity Awards at
Fiscal Year End table are as follows:

Date	Euro to U.S. Dollar Conversion Rate
12/11/19	1.1077
(3)The PSUs prior to 2024 will generally vest as to 50% of the earned amount on the second anniversary of the date of grant and in eight equal quarterly installments thereafter, based on continued employment. The PSUs for grant dates in 2024 and 2025 are provided at the maximum possible payout at 200% of target. Starting in 2024, the PSU vesting period was changed to 3 years, such that 2/3 of the earned amount will vest on the second anniversary date for financial PSUs and 50% for TSR-based
PSUs, and on the third anniversary, the remaining 1/3 will vest for financial PSUs and remaining 50% for TSR-based PSUs. In
December 2025, the Board of Directors approved the conversion of Mr. Komasinski’s 2025 TSR-based PSUs into financial
PSUs, with performance measured half based on 2026 plan metrics and half based on 2027 plan metrics, while preserving the original overall vesting schedule. This action was approved as part of a one‑time CEO retention action. For more information, please see “Compensation Discussion and Analysis—New Hire Package and Year One Compensation for New CEO.”
(4)The RSUs will generally vest as to 50% on the two-year anniversary of the grant date, and the remainder will vest in eight equal quarterly installments thereafter. Mr. Komasinski received a supplemental grant of 125,000 RSUs with a grant date value of $2,437,500 approved by the Board of Directors in December 2025 in connection with a one‑time CEO retention action. The shares comprising this supplemental grant are subject to time-based vesting as follows: 2/3rd of the shares will vest on the two-year anniversary of the grant date, and the remaining 1/3rd will vest on the three-year anniversary of the grant date;
however, if the conversion of the Company into a Luxembourg company is completed before the first anniversary of the grant date, then 1/3rd of the shares will vest on the anniversary of the grant date, 1/3rd of the shares will vest on the two-year anniversary of the grant date and the remaining 1/3rd will vest on the three-year anniversary of the grant date. For a description of the Board of Director’s rationale for this action, see “Compensation Discussion and Analysis—New Hire Package
and Year One Compensation for New CEO.”
(5)Determined with reference to $20.61, the closing price of an ADS on December 31, 2025.

Option Exercises and Stock Vested in 2025 Table
The following table summarizes for each named executive officer the stock option exercises and shares vested from outstanding stock awards during the year ended December 31, 2025.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise	Value Realized on Exercise ($)(1)	Number of Shares Acquired on Vesting	Value Realized on Vesting ($)(2)
Michael Komasinski	—	—	—	—
Megan Clarken	108,656	3,947,363	131,082	4,741,836
Sarah Glickman	—	—	54,102	1,858,472
Ryan Damon	—	—	32,652	1,144,669
Brian Gleason	—	—	29,106	1,066,527
1.Determined with reference to $37.70 for the exercise done on March 6, 2025; $36.66 for the exercise done on March 7, 2025; $34.92 for the exercise done on
March 11, 2025; $35.80 for the exercise done on March 12, 2025; $36.23 for the exercise done on March 14, 2025.
2.Determined by (a) multiplying the number of units that vested on a given vesting date by the closing price of an ADS on such vesting date and (b) aggregating the value realized upon vesting for units that vested during fiscal year 2025.
Potential Payments upon Termination or a Change in Control
Individual Agreements
We have entered into employment arrangements and Protective Covenants Agreement, as described below, which require us to provide specified payments and benefits to certain of our named executive officers as a result of certain terminations of employment, including following a change of control. Each of the employment arrangements with our named executive officers, discussed above in “Executive Compensation—Compensation Tables—Executive
Employment Agreements,” provide for severance, restrictive covenants or change of control payments. Ms. Clarken retired from her role as Chief Executive Officer on February 15, 2025 and Mr. Gleason resigned as Chief Revenue Officer and President, Retail Media, effective July 29, 2025. Other than as described above in “—Executive Employment
Agreements,” neither Ms. Clarken nor Mr. Gleason remain subject to other agreements with the Company involving payments as a result of such events.
Mr. Komasinski
Mr. Komasinski’s management agreement, provides for a potential severance payment in the event of certain terminations of employment with Criteo Corp. If Mr. Komasinski’s office as Chief Executive Officer of the Company is terminated by Criteo Corp. other than for cause and other than due to his death or disability, or by Mr. Komasinski for good reason (as such terms are defined in the management agreement) (each, an “Involuntary Termination”), subject to Mr.
Komasinski’s execution of a general release of claims and continued compliance with the restrictive covenants set forth in his Protective Covenants Agreement, Mr. Komasinski will be entitled to receive (i) cash severance equal to 12 months of his then-current monthly base salary, (ii) an amount equal to his target annual bonus opportunity, with such amounts in (i)
and (ii) payable in a lump sum on the 60th day following the date of such termination, (iii) bonus amounts earned for completed performance periods that remain unpaid as of the termination date, payable when such bonus amounts are paid to other senior officers, (iv) the cost of COBRA premiums under the Company’s group health and welfare plans for the 12-month period following the termination date, and (v) continued vesting of all outstanding, unvested RSUs and
PSUs as if Mr. Komasinski remained employed for 12 months following such termination (with the PSUs vesting based on actual performance at the end of the applicable performance year, as determined by the Board of Directors).
Under the management agreement, if Mr. Komasinski’s office as Chief Executive Officer of the Company is terminated due to an Involuntary Termination within one year following a Change in Control (as defined in the management agreement), subject to Mr. Komasinski’s execution of a general release of claims and continued compliance with the restrictive covenants set forth in his Protective Covenants Agreement, Mr. Komasinski will be entitled to receive the severance payments and benefits described above, with immediate vesting of all outstanding unvested RSUs and
PSUs based on achievement of the target level of performance, provided that no RSU or PSU granted within the one-year period prior to the date of Mr. Komasinski’s termination will vest (but, in such event, any unvested RSUs or PSUs will continue to vest as if Mr. Komasinski remained in service for up to 12 months following the termination date.
Any RSUs or PSUs that become vested pursuant to the terms of his management agreement will be subject to a holding period until the second anniversary of the date of grant of the award, and the shares relating to such vested RSUs and PSUs will be definitively acquired by (delivered to) Mr. Komasinski no earlier than the expiration of the required holding period.
Ms. Glickman and Mr. Damon
The employment agreements with Ms. Glickman and Mr. Damon (each an “executive” and collectively, the
“executives”) provide for a potential severance payment in the event the executive is terminated by us without Cause or resigns with Good Reason (as such terms are defined in the employment agreements). In such an event, the executive will be entitled to receive, on the 60th day following the Termination Date (as defined in the employment agreement), a lump sum cash amount (less applicable withholdings) equal to the sum of (i) the product of (x) 12 (or in the event of a change of control (as defined in the employment agreement) and a subsequent involuntary termination within 12 months following the date of such change of control, also 12), and (y) the executive’s monthly base salary rate as then in effect
(without giving effect to any reduction in base salary amounting to Good Reason), (ii) an amount equal to the product of
(x) 100% (or in the event of a change of control (as defined in the employment agreement) and a subsequent involuntary termination within 12 months following the date of such change of control, also 100%) and (y) the executive’s annual bonus for the calendar year during which the termination occurs, calculated based on the bonus that would have been paid to the executive if the executive’s employment had not terminated and if all performance-based milestones were achieved at the 100% level by both the Company and the executive, such bonus to be, solely for the purpose of defining severance benefits, (iii) all bonus amounts earned for completed performance periods prior to the termination date but which otherwise remain unpaid as of the termination date, (iv) the cost of COBRA premiums under Criteo Corp.’s group health insurance plans in the United States for the 12-month period following the termination date and (v) continued
vesting of outstanding unvested RSUs and PSUs as if the executive remained employed for six months following the termination date (and in the case of PSUs, based on actual performance at the end of the applicable performance year, as determined by the Board of Directors in its reasonable discretion).
In addition, in the event that the executive is terminated by us without Cause or resigns with Good Reason, in each case, upon or within 12 months following a change in control of the Company (as defined in the 2016 Stock Option
Plan), all of the executive’s equity awards will accelerate and become exercisable as of their termination date, provided that the PSUs will vest in the amount that would become vested assuming achievement of the target level of performance, and provided further that in all instances the provisions of the Amended and Restated 2015 RSU Plan and the Amended
and Restated 2015 PSU Plan which prohibit the acceleration or shortening of the minimum vesting period of one year will continue to apply, such that no RSUs or PSUs granted within the one-year period prior to the date of the executive’s termination will vest (but, in such event, any unvested RSUs or PSUs will continue to vest as if the executive remained in service for up to 12 months following the termination date to enable those unvested shares to also ultimately accelerate and vest as stated above).
Any RSUs or PSUs that become vested pursuant to the terms of the executive’s employment agreement will be subject to a holding period until the second anniversary of the date of grant of the award and the shares relating to such vested RSUs and PSUs will be definitively acquired by (delivered to) the executive no earlier than the expiration of the required holding period.
Treatment Under Equity Plans
Stock Option Plans
Each of our 2014 Stock Option Plan and 2016 Stock Option Plan, as amended, provides that in the event of a change of control of the Company (as defined in the plans), a successor corporation shall assume all outstanding options or substitute outstanding options with equivalent options or rights. Pursuant to the stock option plans, in the event that the successor corporation does not agree to assume or substitute outstanding options, the options will accelerate and become fully vested and exercisable upon the change of control.
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
Estimated Potential Payments and Benefits
The following table estimates the potential amounts payable to our named executive officers in connection with certain terminations of their employment or a change of control of the Company, under the circumstances described in more detail above. The table reflects estimated amounts assuming that the termination of employment or other circumstance, as applicable, occurred on December 31, 2025. The actual amounts that would be paid upon a named executive officer’s termination of employment or a change of control can be determined only at the time of such event. Ms.
Clarken retired from her role as Chief Executive Officer as of February 15, 2025 and Mr. Gleason resigned as Chief
Revenue Officer and President, Retail Media, effective July 29, 2025. Other than as described above in “—Executive
Employment Agreements,” no severance or other payments would be paid to either Ms. Clarken or Mr. Gleason in connection with a termination of employment or change of control of the Company.

POTENTIAL PAYMENTS UPON TERMINATION OR FOLLOWING A CHANGE OF CONTROL
	Termination Without Cause				Termination Without Cause or Resignation by the Executive With Change of Control
Name	Severance Pay ($)	Continued Vesting of Equity Awards ($)	Continued Insurance Coverage ($)(1)	Total ($)	Severance Pay ($)	Accelerated Vesting of Equity Awards ($)(2)	Continued Insurance Coverage ($)(1)	Total ($)
Michael Komasinski	$1,500,000	$1,886,533	$42,542	3,429,075	$1,500,000	$6,123,581	$42,542	7,666,123
Sarah Glickman	$978,650	$2,600,650	$42,542	3,621,842	$978,650	$5,998,821	$42,542	7,020,013
Ryan Damon	$833,000	$2,015,060	$42,542	2,890,602	$833,000	$4,606,554	$42,542	5,482,096
1.The amount shown is based on full COBRA benefits continuation costs in the United States based on the current enrollment status of each executive.
2.The amount shown represents the value of the equity awards that would vest upon a change of control under the additional assumption that outstanding equity awards are not assumed or substituted in the change of control transaction, as described above in the “Potential Payments Upon Termination or Change of Control
—Treatment Under Equity Plans” narrative.
PAY RATIO DISCLOSURE
Pursuant to the Exchange Act, we are required to disclose in this Form 10-K/A the ratio of the total annual compensation of our Chief Executive Officer to the median of the total annual compensation of all of our employees
(excluding our Chief Executive Officer). Based on SEC rules for this disclosure and applying the methodology described below, we have determined that total annualized compensation for Mr. Komasinski, our current Chief Executive Officer, for
2025 was $12,630,026, and the median of the total compensation of all of our employees (excluding Mr. Komasinski) for
2025 was approximately $104,354. Accordingly, we estimate the ratio of Mr. Komasinski’s total compensation for 2025 to the median of the total compensation of all of our employees (excluding Mr. Komasinski) for 2025 to be approximately 121 to 1.
Mr. Komasinski became the Chief Executive Officer of the Company on February 15, 2025. As permitted by SEC rules, in calculating this pay ratio we annualized Mr. Komasinski’s fiscal 2025 compensation by utilizing his annual base salary and annual bonus. No other adjustments were made to Mr. Komasinski’s fiscal 2025 compensation as reported in the Summary Compensation Table.
We selected December 31, 2025, which is a date within the last three months of fiscal year 2025, as the determination date to identify our median employee. To find the median of the annual total compensation of all our employees (excluding Mr. Komasinski), we used the amount of salary, wages, overtime and bonus from our payroll records as our consistently applied compensation metric. In making this determination, we annualized the compensation for those employees who were hired during fiscal 2025 as permitted under SEC rules. We did not make any cost-of-living adjustments in identifying the median employee. After identifying the median employee, we calculated the annual total compensation for such employee using the same methodology we used for Mr. Komasinski’s annual total compensation in the Summary Compensation table for fiscal year 2025.
In accordance with SEC rules, we excluded all employees in certain non-U.S. jurisdictions that, in each case, constituted less than 1.83% of our total headcount. The excluded employees were located in Australia (18 employees),
China (19 employees), Israel (17 employees), Italy (19 employees), the Netherlands (16 employees), Russia (1 employee), Sweden (3 employees), South Korea (66 employees) and Dubai (9 employees). The 168 excluded employees constituted 4.66% of our total number of 3,606 U.S. and non-U.S. employees as of December 31, 2025.

PAY VERSUS PERFORMANCE
Under rules adopted pursuant to the Dodd-Frank Act, we are required to disclose certain information about the relationship between the compensation actually paid to our named executive officers and certain measures of company performance. The material that follows is provided in compliance with these rules however additional information regarding our compensation philosophy, the structure of our performance-based compensation programs, and compensation decisions made this year is described above in our "Compensation Discussion and Analysis".
The following table provides information regarding compensation actually paid to our principal executive officer, or
PEO, and other NEOs for each year from 2021 to 2025, compared to our total shareholder return (“TSR”) from December
31, 2020 through the end of each such year, and our net income and Adjusted EBITDA for each such year.

							Value of Initial Fixed $100 Investment Based On:
	Summary		Summary		Average Summary	Average		Peer Group	Net Income ($ million s)
	Compensation	Compensation	Compensation	Compensation	Compensation	Compensation	Total	Total
Fiscal	Table Total	Actually Paid	Table Total	Actually Paid	Table Total	Actually Paid	Shareholder	Shareholder		Adjusted
Year	for PEO (Clarken)	to PEO (Clarken)	for PEO (Komasinski)	to PEO (Komasinski)	for non-PEO NEOs	to non-PEO NEOs	Return	Return		EBITDA ($ millions)
(a)	(b)	(c)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
2025	$440,044	$(10,871,266)	$12,477,560	$7,894,728	$4,670,402	$(1,486,790)	$100.49	$120.18	$149	$407
2024	$10,655,670	$22,606,625	N/A	N/A	$4,299,117	$8,199,560	$192.88	$103.66	$115	$390
2023	$9,213,663	$8,037,540	N/A	N/A	$3,482,977	$2,911,501	$123.45	$80.02	$55	$302
2022	$7,063,702	$109,157	N/A	N/A	$2,573,107	$(84,334)	$127.06	$49.66	$11	$267
2021	$9,573,644	$17,678,710	N/A	N/A	$1,879,611	$5,097,357	$189.52	$94.84	$138	$323
(a)Megan Clarken was our PEO from November 25, 2019 through February 15, 2025. Michael Komasinski has been our PEO since February 15, 2025.
(b)Represents the total compensation paid to our PEO in each listed year, as shown in our Summary Compensation Table for such listed year.
(c)Compensation actually paid does not mean that our PEO was actually paid those amounts in the listed year, but this is a dollar amount derived from the starting point of summary compensation table total compensation under the methodology prescribed under the relevant rules as shown in the adjustment tables below.

PEO (Clarken)
Prior FYE	12/31/2024
Current FYE	12/31/2025
Fiscal Year	2025
Summary Compensation Table Totals	$440,044
− Change in Pension Value and Above Market Non-Qualified Deferred Compensation	—
− Grant Date Fair Value of Option Awards and Stock Awards Granted in Fiscal Year	—
+ Fair Value at Fiscal Year-End of Outstanding and Unvested Option Awards and Stock Awards Granted in Fiscal Year	—
+ Change in Fair Value of Outstanding and Unvested Option Awards and Stock Awards Granted in Prior Fiscal Years	$(10,389,364)
+ Fair Value at Vesting of Option Awards and Stock Awards Granted in Fiscal Year That Vested During Fiscal Year	—
+ Change in Fair Value as of Vesting Date of Option Awards and Stock Awards Granted in Prior Fiscal Years For Which Applicable Vesting Conditions Were Satisfied During Fiscal Year	$(921,946)
− Fair Value as of Prior Fiscal Year-End of Option Awards and Stock Awards Granted in Prior Fiscal Years That Failed to Meet Applicable Vesting Conditions During Fiscal Year	—

‘+ Value of Dividends or other Earnings Paid on Stock or Option Awards not Otherwise Reflected in Fair Value or Total Compensation	—
Compensation Actually Paid	$(10,871,266)

PEO (Komasinski)
Prior FYE	12/31/2024
Current FYE	12/31/2025
Fiscal Year	2025
Summary Compensation Table Totals	$12,477,560
− Change in Pension Value and Above Market Non-Qualified Deferred Compensation	—
− Grant Date Fair Value of Option Awards and Stock Awards Granted in Fiscal Year	$(10,043,994)
+ Fair Value at Fiscal Year-End of Outstanding and Unvested Option Awards and Stock Awards Granted in Fiscal Year	$5,461,162
+ Change in Fair Value of Outstanding and Unvested Option Awards and Stock Awards Granted in Prior Fiscal Years	$—
+ Fair Value at Vesting of Option Awards and Stock Awards Granted in Fiscal Year That Vested During Fiscal Year	—
+ Change in Fair Value as of Vesting Date of Option Awards and Stock Awards Granted in Prior Fiscal Years For Which Applicable Vesting Conditions Were Satisfied During Fiscal	—
− Fair Value as of Prior Fiscal Year-End of Option Awards and Stock Awards Granted in Prior Fiscal Years That Failed to Meet Applicable Vesting Conditions During Fiscal Year	—
‘+ Value of Dividends or other Earnings Paid on Stock or Option Awards not Otherwise Reflected in Fair Value or Total Compensation	—
Compensation Actually Paid	$7,894,728
*The assumptions used for determining the fair values shown in these tables are materially consistent with those used to determine the fair values disclosed as of the grant date of such awards.
(d)These amounts are the average of the total compensation paid to our NEOs other than our PEO in each listed year, as shown in our Summary Compensation Table for such listed year. The names of the non-PEO NEOs in each year are listed in the table below.

Fiscal Year Position
Officer Name	2021	2022	2023	2024	2025
Sarah Glickman	NEO	NEO	NEO	NEO	NEO
Ryan Damon	NEO	NEO	NEO	NEO	NEO
Brian Gleason	N/A	N/A	N/A	NEO	NEO
(e)These amounts are the average of compensation actually paid for our NEOs other than our PEO in each listed year.
Compensation actually paid does not mean that these NEOs were actually paid those amounts in the listed year, but this is a dollar amount derived from the starting point of Summary Compensation Table total compensation under the methodology prescribed under the SEC's rules as shown in the table below, with the indicated figures showing an average of such figure for all NEOs other than our PEO in each listed year.

Average NEO
Prior FYE	12/31/2024
Current FYE	12/31/2025
Fiscal Year	2025
Summary Compensation Table Total	$4,670,402
− Change in Pension Value and Above Market Non-Qualified Deferred Compensation	—
− Grant Date Fair Value of Option Awards and Stock Awards Granted in Fiscal Year	$(3,944,264)

+ Fair Value at Fiscal Year-End of Outstanding and Unvested Option Awards and Stock Awards Granted in Fiscal Year	$1,482,090
+ Change in Fair Value of Outstanding and Unvested Option Awards and Stock Awards Granted in Prior Fiscal Years	$(3,362,963)
+ Fair Value at Vesting of Option Awards and Stock Awards Granted in Fiscal Year That Vested During Fiscal Year	—
+ Change in Fair Value as of Vesting Date of Option Awards and Stock Awards Granted in Prior Fiscal Years For Which Applicable Vesting Conditions Were Satisfied During Fiscal Year	$(332,056)
− Fair Value as of Prior Fiscal Year-End of Option Awards and Stock Awards Granted in Prior Fiscal Years That Failed to Meet Applicable Vesting Conditions During Fiscal Year	—
‘+ Value of Dividends or other Earnings Paid on Stock or Option Awards not Otherwise Reflected in Fair Value or Total Compensation	—
Compensation Actually Paid	$(1,486,790)
*Note that the fair value assumptions shown with respect to footnote (c) apply to the figures in this table as well.
(f)Total shareholder return is calculated by assuming that a $100 investment was made on the day prior to the first fiscal year reported below and reinvesting all dividends until the last day of each reported fiscal year.
(g)The peer group used is the Nasdaq Internet Index, as used in the Company's performance graph in our annual report. Total shareholder return is calculated by assuming that a $100 investment was made on the day prior to the first fiscal year reported below and reinvesting all dividends until the last day of each reported fiscal year.
(h)The dollar amounts reported are the Company's net income reflected in the Company’s audited financial statements.
(i)In the Company's assessment Adjusted EBITDA is the financial performance measure that is the most important financial performance measure (other than total shareholder return and net income) used by the company in 2025 to link compensation actually paid to performance. Adjusted EBITDA can be determined from net income by adding back financial income
(expense), income taxes, depreciation and amortization, and adjusting to eliminate the impact of equity awards compensation expense, pension service costs, certain restructuring, integration and transformation costs, certain acquisition costs and a loss contingency related to a regulatory matter.
Description of Relationships Between Compensation Actually Paid and Performance
We believe the Company’s pay-for-performance philosophy is well reflected in the table above because the
Compensation Actually Paid tracks well to the performance measures disclosed in such tables. The graphs below describe, in a manner compliant with the relevant rules, the relationship between Compensation Actually Paid and the individual performance measure shown.

Tabular List of Financial Performance Measures
As described in greater detail in “Compensation Discussion and Analysis,” the objectives of our executive compensation program are to ensure that we are able to attract and retain highly skilled executives and to provide a compensation program that incentivizes management to optimize business performance, deploy capital productively, and increase long-term shareholder value. The most important financial performance measures used by the Board of Directors for the most recently completed fiscal year to link compensation actually paid to our named executive officers to the
Company’s performance are as follows (unranked):

Most Important Financial Performance Measures
Contribution ex-TAC
Adjusted EBITDA
Retail Media Contribution ex-TAC
COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION
The compensation committee currently consists of Ms. Balla and Messrs. Mesrobian and Teunissen. During fiscal year 2025, no member of the compensation committee was an employee, officer or former officer of the Company or any of its subsidiaries. During fiscal year 2025, no member of the compensation committee had a relationship that must be described under the SEC rules relating to disclosure of related person transactions. During fiscal year 2025, none of our executive officers served on the board of directors or compensation committee of any entity that had one or more of its executive officers serving on the Company’s Board of Directors or compensation committee.
4 The number of shares outstanding reflects the total number of shares that can be voted at the Annual General Meeting. The number of shares that can be voted at the Annual General Meeting does not include any Company-owned treasury shares.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder
Matters
OWNERSHIP OF SECURITIES
The following table sets forth information with respect to the beneficial ownership of our Ordinary Shares as of
March 31, 2026 (unless otherwise indicated) for:
•each beneficial owner of more than 5% of our outstanding Ordinary Shares;
•each of our named executive officers, directors and director nominees; and
•all of our executive officers, directors and director nominees as a group.
Beneficial ownership is determined in accordance with the rules of the SEC. These rules generally attribute beneficial ownership of securities to persons who possess sole or shared voting power or investment power with respect to those securities and include Ordinary Shares issuable upon the exercise of share options and warrants that are immediately exercisable or exercisable within 60 days after March 31, 2026, and Ordinary Shares issuable upon the vesting of RSUs within 60 days after March 31, 2026. Such Ordinary Shares are also deemed outstanding for purposes of computing the percentage ownership of the person holding the option, warrant or free share, but not the percentage ownership of any other person. The percentage ownership information shown in the table is based upon 50,098,1394
Ordinary Shares outstanding as of March 31, 2026.
Except as otherwise indicated, to our knowledge, all persons listed below have sole voting and investment power with respect to the Ordinary Shares beneficially owned by them, subject to applicable community property laws. The information is not necessarily indicative of beneficial ownership for any other purpose.
Except as otherwise indicated in the table below, addresses of our named executive officers, directors, director nominees, and named beneficial owners are in care of Criteo S.A., 32 Rue Blanche, 75009 Paris, France.

	Shares Beneficially Owned
Name of Beneficial Owner 5% Shareholders:	Number	%
Neuberger Berman Group LLC (2)	7,953,728	15.88%
DNB Asset Management AS (3)	5,486,161	10.95%
Morgan Stanley (4)	4,474,503	8.93%
Senvest Management LLC (5)	4,071,880	8.13%
Barclays PLC (6)	3,035,479	6.06%
Named Executive Officers, Directors and Director Nominees:
Michael Komasinski	—	*
Megan Clarken (7)	196,412	*
Sarah Glickman (8)	249,641	*
Ryan Damon (9)	35,987	*
Brian Gleason (10)	—	*
Nathalie Balla	41,063	*
Stefanie Jay	4,444	*
Frederik van der Kooi	26,600	*
Marie Lalleman	42,736	*
Edmond Mesrobian	94,432	*
Rachel Picard	59,363	*
Ernst Teunissen	12,468	*
All executive officers, directors and director nominees as a group (12(3)(4) persons)	763,146	1.52%
* Represents beneficial ownership of less than 1%.
(1)Includes Ordinary Shares represented by ADSs.

(2)Based on a Schedule 13G/A filed by Neuberger Berman Group LLC and Neuberger Berman Investment Advisers LLC on
March 3, 2026 and includes 7,953,728 shares held by individual advisory clients and various registered mutual funds that may be deemed beneficially owned by Neuberger Berman Group LLC and Neuberger Berman Investment Advisors LLC.
Neuberger Berman Group LLC has shared voting power of 5,867,080 shares and shared dispositive power of 7,953,728 shares. Neuberger Berman Investment Advisers LLC has shared voting power of 5,731,390 shares and shared dispositive power of 7,818,038 shares. The principal business address of Neuberger Berman Group LLC and Neuberger Berman
Investment Advisors LLC is 1290 Avenue of the Americas, New York, NY 10104.
(3)Based on a Schedule 13G/A filed by DNB Asset Management AS (“DNB”) on February 4, 2026 and includes 5,486,161 shares held by a number of funds and managed accounts for which DNB is the investment manager and of which DNB may be deemed to be the beneficial owner in its capacity as investment manager to such clients. The principal address of
DNB is Dronning Eufemias Gate 30, 0191 Oslo, Norway.
(4)Based on a Schedule 13G/A filed by Morgan Stanley and Morgan Stanley & Co. International plc on February 11, 2026
and includes 4,474,503 shares. Morgan Stanley has shared voting power of 4,456,486 shares and shared dispositive power of 4,474,503 shares. Morgan Stanley & Co. International plc has shared voting power of 3,036,144 shares and shared dispositive power of 3,036,144 shares. The principal business address of Morgan Stanley is 1585 Broadway, New
York, NY 10036. The principal business address of Morgan Stanley & Co. International plc is 25 Cabot Square Canary
Wharf, London, E14 4QA, United Kingdom.
(5)Based on a Schedule 13G/A filed by Senvest Management, LLC and Richard Mashaal on August 11, 2025 and includes shares in the account of Senvest Master Fund, LP and Senvest Technology Partners Master Fund, LP (collectively, the
“Investment Vehicles”). Senvest Management, LLC may be deemed to beneficially own the securities held by the
Investment Vehicles by virtue of Senvest Management, LLC’s position as investment manager of the Investment Vehicles.
Mr. Mashaal may be deemed to beneficially own the securities held by the Investment Vehicles by virtue of Mr. Mashaal’s status as the managing member of Senvest Management, LLC. Senvest Management, LLC and Richard Mashaal have shared voting power of 4,071,880 shares and shared dispositive power of 4,071,880 shares. The principal business address of Senvest Management, LLC and Richard Mashaal is 540 Madison Avenue, 32nd Floor, New York, NY 10022.
(6)Based on a Schedule 13G filed by Barclays PLC on August 12, 2025. Barclays PLC has sole voting power of 775,479 shares, shared voting power of 2,260,000 shares, sole dispositive power of 775,479 shares and shared dispositive power of 2,260,000 shares. The principal place of business of Barclays PLC is 1 Churchill Place, London—E14 5HP.
(7)Ms. Clarken retired from the Board of Directors and her position as our Chief Executive Officer, effective February 15,
2025, and her beneficial ownership is based on information available to the Company as of March 31, 2026.
(8)Includes 6,233 Ordinary Shares issuable within 60 days after March 31, 2026 upon vesting of RSUs.
(9)Includes 4,156 Ordinary Shares issuable within 60 days after March 31, 2026 upon vesting of RSUs.
(10)Mr. Gleason resigned from his position as Chief Revenue Officer and President, Retail Media, effective July 29, 2025, and his beneficial ownership is based on information available to the Company as of March 31, 2026.
Equity Compensation Plan Information
The following table summarizes our equity compensation plan information as of December 31, 2025. Information is included for equity compensation plans approved by our stockholders.

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	6,013,124(1)	17.97(2)	1,150,556
Equity compensation plans not approved by security holders	—	—	—
Total	6,013,124(1)	17.97(2)	1,150,556
(1)  Includes 4,499,027 shares granted under the Criteo Amended and Restated 2015 Time-Based Restricted Stock Units plan, 1,267,485 shares granted under the Criteo Amended and Restated 2015 Performance-Based Restricted Stock Units Plan that are issuable upon settlement of outstanding awards (for PSUs, this reflects actual earned PSUs through 2024, except 2025 which is the PSUs granted at the maximum 200% of target), 86,715 stock option awards outstanding under the Criteo Amended 2016 Stock Option Plan and 159,897 warrants outstanding. The remaining balance consists of warrants to purchase shares.
(2)  The weighted average exercise price does not take into account the shares issuable upon settlement of outstanding RSUs or PSUs, which have no exercise price.
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
Throughout the year, directors and executive officers must notify our Chief Legal and Transformation Officer of any potential related person transactions as soon as they become aware of any such transaction. Our Chief Legal and
Transformation Officer informs the audit committee and the Board of Directors of any related person transaction of which they are aware. The Board of Directors must approve or ratify any related person transactions. The audit committee or the
Board of Directors may, in its discretion, engage outside counsel to review certain related person transactions.
During 2025, we have engaged in, or continued to be party to, the following related person transactions.
Agreements with Our Directors and Executive Officers: Indemnification Arrangements
Under French law, provisions of by-laws that limit the liability of directors are prohibited. However, French law allows sociétés anonymes to contract for and maintain liability insurance against civil liabilities incurred by any of their directors and officers involved in a third-party action, provided that they acted in good faith and within their capacities as directors or officers of the Company. Criminal liability cannot be indemnified under French law, whether directly by a company or through liability insurance.
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
Shareholders are asked to approve this arrangement with Ms. Jay at the Annual General Meeting pursuant to
Resolution 9. For more information, see “Resolution 9 —Vote on the Agreements Referred to in Articles L. 225-38 et seq.
of the French Commercial Code.”
Other Relationships
In connection with our business, we enter into contracts and other commercial arrangements with customers for digital advertising and other services in the ordinary course, some of which customers may be affiliated with members of our Board of Directors. We review these and all other such transactions for independence assessments for our Board of
Directors and pursuant to our Conflicts of Interest and Related Person Transaction Policy. For more information, see
“Board of Directors and Corporate Governance—Director Independence.”
Director Independence
Our nomination and corporate governance committee and our Board of Directors have undertaken a review of the independence of the directors using the current standards for “independence” established by Nasdaq and considered whether any director has a material relationship with us that could compromise his or her ability to exercise independent judgment in carrying out the responsibilities of a director. As a result of this review, our Board of Directors determined that
Mses. Balla, Jay, Lalleman and Picard, and Messrs. van der Kooi, Mesrobian and Teunissen, who currently serve on our
Board of Directors, are “independent directors” as that term is defined under the applicable rules and regulations of the
SEC and Nasdaq. Our Board of Directors determined that Mr. de Pesquidoux, who did not stand for re-election following the expiration of his term as director at the annual meeting of shareholders in 2025, also qualified as independent. In making these determinations, our Board of Directors considered the relationships that each non-employee director has with us and all other facts and circumstances our Board of Directors deemed relevant in determining the director’s independence, including the number of Ordinary Shares beneficially owned by the director and his or her affiliated entities, if any. For more information, see “Certain Relationships and Related Transactions—Other Relationships.”

Item 14.    Principal Accounting Fees and Services
Our independent registered public accounting firm, Deloitte & Associés, was renewed by shareholders at the 2023
Annual General Meeting to serve as the independent registered public accounting firm for the Company until the annual meeting of the Company’s shareholders approving the financial statements for the fiscal year 2028. Deloitte & Associés has audited the accounts and records of the Company and its subsidiaries since 2011.
The fees for professional services rendered by Deloitte & Associés in each of 2024 and 2025 were:

	Year Ended December 31,
	2025	2024
	(in thousands)
Audit Fees(1)(2)	$2,698	$2,773

Audit-Related Fees(3)	$182	$182

Tax Fees(4)	$466	$393

All Other Fees(5)	$4	$4

Total	$3,350	$3,352
(1)As Criteo is a company incorporated in France, a substantial portion of the audit fees are denominated in euros and have been translated into U.S. dollars using the average exchange rate for the period.
(2)“Audit Fees” are the aggregate fees for the audit of our consolidated financial statements (including statutory financial statements for Criteo S.A. and other consolidated entities, both French and foreign). This category also includes services relating to (i) procedures performed on internal controls in accordance with Section 404 of the Sarbanes-Oxley Act and (ii)
other services that are generally provided by the independent accountant, such as consents and assistance with and review of documents filed with the SEC.
(3)“Audit-Related Fees” are the aggregate fees for assurance and related services reasonably related to the performance of the audit and not reported under Audit Fees. This includes fees related to assurance services on corporate social responsibility reporting requirement, as required under the French Commercial Code, and assurance services for the issuance of a report on compliance with bank covenants.
(4)“Tax Fees” are the aggregate fees for professional services rendered by the principal accountant for tax compliance, tax advice and tax planning related services. This fee category primarily includes tax advice services related to French jurisdiction tax matters.
(5)“All Other Fees” are any additional amounts for products and services provided by the principal accountant.
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
#Filed herewith.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment to be signed on its behalf by the undersigned thereunto duly authorized.

CRITEO S.A.

April 28, 2026	By:	/s/ Michael Komasinski
Michael Komasinski
Chief Executive Officer
Annex A-1
Annex A
CRITEO S.A.
Reconciliation of Cash from Operating Activities to Free Cash Flow
(U.S. dollars in thousands, unaudited)

	Twelve Months Ended
	December 31,
	2025	2024

CASH FROM OPERATING ACTIVITIES	$311,237	$258,161
Acquisition of intangible assets, property and equipment	(102,739)	(78,112)
Disposal of intangibles assets, property and equipment	2,013	1,476
FREE CASH FLOW (1)	$210,511	$181,525
(1) Free Cash Flow is defined as cash flow from operating activities less net acquisitions of intangible assets, property and equipment.