Form 10-Q
period 2026-03-31
Criteo S.A.
filed 2026-05-06
CIK 1576427

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended March 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes  ☐      No ☒
          As of May 1st, 2026, the registrant had 50,244,527 ordinary shares, nominal value €0.025 per share, outstanding.

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
    You should refer to Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2025, and to our subsequent quarterly reports on Form 10-Q, for a discussion of important factors that may cause our actual results to differ materially from those expressed or implied by our forward-looking statements. As a result of these factors, we cannot assure you that the forward-looking statements in this Form 10-Q will prove to be accurate. Furthermore, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified time frame or at all. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.
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

CRITEO S.A.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION (UNAUDITED)

	Notes	March 31, 2026	December 31, 2025
		(in thousands)
Assets
Current assets:
Cash and cash equivalents	4	$319,981	$342,038
Trade receivables, net of allowances of $23.2 million and $25.9 million at March 31, 2026 and December 31, 2025, respectively.	5	448,275	582,102
Income taxes	13	12,985	14,233
Other taxes		61,100	57,050
Marketable securities - current portion	4	28,348	23,242
Prepaid expenses and other current assets	7	69,597	53,210
Total current assets		940,286	1,071,875
Property and equipment, net		155,502	139,330
Intangible assets, net		148,724	151,853
Goodwill	6	532,525	535,761
Right of use assets - operating leases	9	128,692	134,205
Marketable securities - noncurrent portion	4	22,996	23,500
Noncurrent financial assets		8,193	8,314
Deferred tax assets		88,355	90,689
Other noncurrent assets	7	46,777	45,680
Total noncurrent assets		1,131,764	1,129,332
Total assets		$2,072,050	$2,201,207

Liabilities and shareholders' equity
Current liabilities:
Trade payables		$448,472	$566,046
Contingencies - current portion	15	11,390	9,229
Income taxes	13	21,943	27,528
Financial liabilities - current portion		10,626	11,360
Lease liability - operating - current portion	9	34,475	33,085
Other taxes		12,820	14,713
Employee - related payables		119,297	114,416
Other current liabilities	8	78,025	68,277
Total current liabilities		737,048	844,654
Deferred tax liabilities		5,179	5,285
Defined benefit plans	10	5,725	5,707
Lease liability - operating - noncurrent portion	9	99,221	105,277
Contingencies - noncurrent portion	15	23,039	22,729
Other noncurrent liabilities	8	32,403	31,826
Total noncurrent liabilities		165,567	170,824
Total liabilities		$902,615	$1,015,478

Shareholders' equity:
Common shares, €0.025 par value, 55,659,895 and 55,659,895 shares authorized and issued, and 50,098,139 and 51,151,866 outstanding at March 31, 2026 and December 31, 2025, respectively.		$1,871	$1,871
Treasury stock, 5,561,756 and 4,508,029 shares at cost as of March 31, 2026 and December 31, 2025, respectively.		(126,390)	(120,853)
Additional paid-in capital		698,717	706,321
Accumulated other comprehensive loss		(77,319)	(68,879)
Retained earnings		635,935	630,750
Equity attributable to the shareholders of Criteo S.A.		1,132,814	1,149,210
Noncontrolling interests		36,621	36,519
Total equity		1,169,435	1,185,729
Total equity and liabilities		$2,072,050	$2,201,207
The accompanying notes form an integral part of these unaudited condensed consolidated financial statements.

CRITEO S.A.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

		Three Months Ended
	Notes	March 31, 2026	March 31, 2025
		(in thousands, except per share data)

Revenue	16	$424,639	$451,434

Cost of revenue:
Traffic acquisition costs		174,271	187,062
Other cost of revenue		27,626	27,396

Gross profit		222,742	236,976

Operating expenses:
Research and development expenses		69,683	60,749
Sales and operations expenses		97,501	88,889
General and administrative expenses		45,158	39,171
Total operating expenses		212,342	188,809
Income from operations		10,400	48,167
Financial and other income	12	1,873	2,302
Income before taxes		12,273	50,469
Provision for income taxes	13	3,693	10,458
Net Income		$8,580	$40,011

Net income available to shareholders of Criteo S.A.		$7,817	$37,928
Net income available to noncontrolling interests		$763	$2,083

Weighted average shares outstanding used in computing per share amounts:
Basic	14	50,352,465	53,979,157
Diluted	14	50,965,933	57,195,898

Net income allocated to shareholders per share:
Basic	14	$0.16	$0.70
Diluted	14	$0.15	$0.66
The accompanying notes form an integral part of these unaudited condensed consolidated financial statements.

CRITEO S.A.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS (UNAUDITED)

	Three Months Ended
	March 31, 2026	March 31, 2025
	(in thousands)

Net income	$8,580	$40,011
Foreign currency translation differences, net of taxes	(9,277)	17,216
Actuarial gains on employee benefits, net of taxes	118	310
Other comprehensive income (loss)	$(9,159)	$17,526
Total comprehensive income (loss)	$(579)	$57,537
Attributable to shareholders of Criteo S.A.	$(681)	$53,858
Attributable to noncontrolling interests	$102	$3,679
The accompanying notes form an integral part of these unaudited condensed consolidated financial statements.

CRITEO S.A.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)

	Share capital		Treasury Stock		Additional paid-in capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Equity - attributable to shareholders of Criteo S.A.	Non controlling interest	Total equity
	Common shares		Shares
	(in thousands, except share data)
Balance at December 31, 2024	57,744,839	$1,931	(3,467,417)	$(125,298)	$709,580	$(108,768)	$571,744	$1,049,189	$31,908	$1,081,097
Net income	—	—	—	—	—	—	37,928	37,928	2,083	40,011
Other comprehensive loss	—	—	—	—	—	15,930	—	15,930	1,596	17,526
Issuance of ordinary shares	110,056	2	—	—	1,843	—	—	1,845	—	1,845
Change in treasury stocks(*)	—	—	(817,761)	(34,102)	(20,549)	—	(1,517)	(56,168)	—	(56,168)
Share-Based Compensation	—	—	—	—	16,615	—	—	16,615	48	16,663
Other changes in equity	—	—	—	—	—	—	(740)	(740)	2	(738)
Balance at March 31, 2025	57,854,895	$1,933	(4,285,178)	$(159,400)	$707,489	$(92,838)	$607,415	$1,064,599	$35,637	$1,100,236
(*) On January 31, 2025, Criteo's board of directors authorized an extension of the share repurchase program to up to $805.0 million of the Company's outstanding American Depositary Shares. The change in treasury stocks is comprised of 1,460,246 shares repurchased at a weighted average price of $38.50 offset by 642,485 treasury shares used for RSUs vesting.

	Share capital		Treasury Stock		Additional paid-in capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Equity - attributable to shareholders of Criteo S.A.	Non controlling interest	Total equity
	Common shares		Shares
	(in thousands, except share data)
Balance at December 31, 2025	55,659,895	$1,871	(4,508,029)	$(120,853)	$706,321	$(68,879)	$630,750	$1,149,210	$36,519	$1,185,729
Net income	—	—	—	—	—	—	7,817	7,817	763	8,580
Other comprehensive loss	—	—	—	—	—	(8,440)	—	(8,440)	(719)	(9,159)
Issuance of ordinary shares	—	—	—	—	—	—	—	—	—	—
Change in treasury stocks(*)	—	—	(1,053,727)	(5,537)	(22,604)	—	(2,828)	(30,969)	—	(30,969)
Share-Based Compensation	—	—	—	—	15,000	—	—	15,000	59	15,059
Other changes in equity	—	—	—	—	—	—	196	196	(1)	195
Balance at March 31, 2026	55,659,895	$1,871	(5,561,756)	$(126,390)	$698,717	$(77,319)	$635,935	$1,132,814	$36,621	$1,169,435
(*) On February 6, 2026, Criteo's board of directors authorized an increase of the share repurchase program to up to $959.0 million of the Company's outstanding American Depositary Shares. The change in treasury stocks is comprised of 1,596,328 shares repurchased at a weighted average price of $19.40 offset by 542,601 treasury shares used for RSUs vesting.

The accompanying notes form an integral part of these unaudited condensed consolidated financial statements.

CRITEO S.A.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended
	March 31, 2026	March 31, 2025
	(in thousands)
Cash flows from operating activities
Net income	$8,580	$40,011
Noncash and nonoperating items	40,266	42,630
- Amortization and provisions	28,569	23,583
- Share based compensation expense	13,347	15,409
- Gain (loss) on disposal of and impairment of long-lived assets	(749)	547
- Change in uncertain tax positions	427	—
- Change in deferred taxes	2,007	6,888
- Change in income taxes	(3,692)	(4,288)
- Other	357	491
Changes in assets and liabilities:	(639)	(20,300)
- Trade receivables	131,986	163,943
- Trade payables	(112,841)	(174,331)
- Other assets	(24,515)	(8,460)
- Other liabilities	3,828	(145)
- Operating lease liabilities and right of use assets	903	(1,307)
Net cash provided by operating activities	48,207	62,341
Cash flows from investing activities
Acquisition of intangible assets, property and equipment	(32,848)	(17,091)
Disposal of intangible assets, property and equipment	641	—
Purchases of investment securities	(17,319)	(11,449)
Maturities and sales of investment securities	11,613	11,002
Net cash used in investing activities	(37,913)	(17,538)
Cash flows from financing activities
Proceeds from exercise of stock options	—	1,845
Repurchase of treasury stocks	(30,969)	(56,168)
Change in other financing activities	(316)	(471)
Net cash used in financing activities	(31,285)	(54,794)
Effect of exchange rates changes on cash and cash equivalents	(1,066)	5,219
Net decrease in cash and cash equivalents and restricted cash	(22,057)	(4,772)
Net cash and cash equivalents and restricted cash at the beginning of the period	342,359	290,943
Net cash and cash equivalents and restricted cash at the end of the period	$320,302	$286,171

Reconciliation of cash, cash equivalents, and restricted cash to the consolidated statement of financial position
Cash and cash equivalents	$319,981	$285,850
Restricted cash, included in other current assets	$321	$321
Total cash, cash equivalents, and restricted cash	$320,302	$286,171

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for taxes, net of refunds	$(4,951)	$(5,920)
Cash paid for interest	$(527)	$(244)
Noncash investing and financing activities
Intangible assets, property and equipment acquired through payables	$12,204	$1,621
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
On October 29, 2025, the Company announced its intention to pursue a transfer of its legal domicile from France to Luxembourg via a cross-border conversion (the "Conversion") and replace its American Depositary Shares ("ADSs") structure with ordinary shares to be directly listed on Nasdaq. On January 7, 2026, the Company announced that, following the favorable opinion of its works council, its Board of Directors has approved the Conversion and the replacement of its American Depositary Shares structure with ordinary shares to be directly listed on Nasdaq. On February 27, 2026, a general meeting of the Company's shareholders was held at the Company's registered office at 32 Rue Blanche, 75009 Paris, France, at which the Company's shareholders approved all the proposals for the Conversion and certain related proposals. The Conversion is expected to be completed in the third quarter of 2026. Following the Conversion, Criteo intends to pursue a subsequent transfer of its domicile from Luxembourg to the United States, subject to the Company's Board of Directors' determination that such action is in the best interests of the Company and its shareholders.

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

Note 1. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements (the "Unaudited Condensed Consolidated Financial Statements") have been prepared by Criteo in accordance with generally accepted accounting principles in the United States of America ("GAAP") and pursuant to the applicable rules and regulations of the Securities and Exchange Commission ("SEC"), including regarding interim financial reporting. Certain information and disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. As such, these unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on February 26, 2026.

The unaudited condensed consolidated financial statements included herein reflect all normal recurring adjustments that are, in the opinion of management, necessary to state fairly the results for the interim periods presented. The results of operations for the interim periods presented are not necessarily indicative of the operating results to be expected for any subsequent interim period or for the fiscal year ending December 31, 2026.

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

Significant Accounting Policies

There have been no other significant changes to our accounting policies described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

Reclassifications

Certain prior year amounts, which are not material, have been reclassified to conform to current year presentation in the consolidated financial statements and notes.

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

Note 2. Restructuring and Other Exit Costs

The Company may periodically initiate restructuring actions designed to improve operational efficiency, optimize its cost structure, and better align its workforce and operations with business needs and strategic priorities. These actions may include workforce reductions and other organizational realignments intended to support the Company’s long-term objectives. The Company records employee severance and other termination costs that meet the requirements for recognition in accordance with the relevant guidance of ASC 420, Exit or Disposal Cost Obligations, or ASC 712, Compensation – Nonretirement Postemployment Benefits, as applicable.
A summary of our Restructuring and Other Exit costs activity is presented as follows:

Severance Liability
(in thousands)

Restructuring liability as of December 31, 2025	$3,043
Restructuring charge	5,688
Amounts paid	(3,841)
Restructuring liability as of March 31, 2026	$4,890
During the fourth quarter of 2025, the Company commenced a cost-reduction plan intended to improve operating efficiency and better align its cost structure with revenue levels. In connection with this plan, the Company incurred approximately $3.0 million of restructuring costs during the year ended December 31, 2025 and approximately $5.7 million during the period ended March 31, 2026, primarily reflected within Sales and Operations expense.
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
The following table shows revenue by reportable segment:

	Three Months Ended
	March 31, 2026	March 31, 2025
	(in thousands)
Retail Media	$41,271	$59,498
Performance Media	383,368	391,936
Total Revenue	$424,639	$451,434

The following table shows TAC by reportable segment:

	Three Months Ended
	March 31, 2026	March 31, 2025
	(in thousands)
Retail Media	$682	$708
Performance Media	173,589	186,354
Total Traffic Acquisition Costs	$174,271	$187,062

The following table shows Contribution ex-TAC by reportable segment and its reconciliation to the Company’s Consolidated Statements of Operation:

	Three Months Ended
	March 31, 2026	March 31, 2025
	(in thousands)
Contribution ex-TAC
Retail Media	$40,589	$58,790
Performance Media	209,779	205,582
	$250,368	$264,372

Other cost of revenue	27,626	27,396
Gross profit	$222,742	$236,976

Operating expenses
Research and development expenses	69,683	60,749
Sales and operations expenses	97,501	88,889
General and administrative expenses	45,158	39,171
Total Operating expenses	$212,342	$188,809

Income from operations	$10,400	$48,167
Financial and other income	1,873	2,302
Income before tax	$12,273	$50,469

Note 4. Financial instruments

Fair Value Measurements
The following tables summarize our assets measured at fair value on a recurring basis and the classification by level of input within the fair value hierarchy:

	March 31, 2026	December 31, 2025
	(in thousands)
Cash and Cash Equivalents
Level 1
Cash	$165,557	$160,252
Money Market funds	103,481	89,157
Level 2
Commercial paper	11,426	35,139
Term deposits	28,745	41,614
Structured debt securities	10,772	15,876
Total	$319,981	$342,038

Investment Securities
The following table presents for each reporting period, the breakdown of investment securities held at cost basis:

	March 31, 2026	December 31, 2025

	(in thousands)
Securities Held-to-maturity
Commercial paper	$22,599	$17,366
Structured debt securities	17,247	17,625
Corporate debt securities	11,498	11,750
Total	$51,344	$46,742

The gross unrealized gains or (loss) on our investment securities were not material as of March 31, 2026 and December 31, 2025.
For our investment securities, the fair value approximates the carrying amount, given the nature of the term deposit and the maturity of the expected cash flows.
The following table classifies our held-to-maturity securities by contractual maturities:

Held-to-maturity
March 31, 2026

(in thousands)
Due in one year	$28,348
Due in one to five years	22,996
Total	$51,344
.
Our investments in nonmarketable equity securities were not material as of March 31, 2026 and for the year ended December 31, 2025.

Note 5. Trade Receivables
The following table shows the breakdown in trade receivables net book value for the presented periods:

	March 31, 2026	December 31, 2025

	(in thousands)
Trade accounts receivables	$471,460	$607,983
(Less) Allowance for doubtful accounts	(23,185)	(25,881)
Net carrying value at end of period	$448,275	$582,102

Note 6. Goodwill
Goodwill allocated to the two reportable segments and the changes in the carrying amount for the three months ended March 31, 2026 were as follows:

	Retail Media	Performance Media	Total

	(in thousands)
Balance at January 1, 2026	$151,828	$383,933	$535,761
Currency translation adjustment	(547)	(2,689)	(3,236)
Balance at March 31, 2026	$151,281	$381,244	$532,525

Note 7. Other Current and Noncurrent Assets
The following table presents the components of prepaid expenses and other current assets, net, for the periods presented:

	March 31, 2026	December 31, 2025

	(in thousands)
Prepayments to suppliers	$52,409	$39,294
Other current assets	17,188	13,916
Total	$69,597	$53,210
Prepayments to suppliers include capitalized costs related to the implementation of cloud computing arrangements that are service contracts and are amortized on a straight-line basis over the term of the associated hosting arrangements. As of March 31, 2026 and December 31, 2025 the gross capitalized implementation costs were $24.7 million and $25.6 million, respectively, and amortization expense related to these costs was $2.1 million and $2.0 million for the three months ended March 31, 2026 and March 31, 2025, respectively.
Other current assets include an indemnification receivable of $5.5 million related to a legal matter, restricted cash, and other non-trade receivables. As of March 31, 2026 and December 31, 2025, restricted cash was $0.3 million and $0.3 million, respectively.
Other noncurrent assets as of March 31, 2026 and December 31, 2025 of $46.8 million and $45.7 million, respectively, are primarily comprised of the indemnification asset of $37.2 million, recorded against certain tax liabilities related to the Iponweb Acquisition.

Note 8. Other Current and Noncurrent Liabilities
Other current liabilities are presented in the following table:

	March 31, 2026	December 31, 2025

	(in thousands)
Rebates	$35,369	$36,844
Customer prepayments and deferred revenue	6,620	8,420
Accounts payable relating to capital expenditures	30,004	18,126
Other creditors	6,032	4,888
Total	$78,025	$68,277
Accounts payable relating to capital expenditures are primarily related to the purchase of data center equipment.
Other noncurrent liabilities are presented in the following table:

	March 31, 2026	December 31, 2025

	(in thousands)
Uncertain tax positions	$29,205	$28,675
Other	3,198	3,151
Total	$32,403	$31,826

Note 9. Leases
The components of lease expense are as follows:

	Three Months Ended
	March 31, 2026	March 31, 2025
	(in thousands)
Lease expense	$10,335	$7,993
Short term lease expense	135	69
Variable lease expense	414	493
Sublease income	(154)	(300)
Total operating lease expense	$10,730	$8,255

Note 10. Employee Benefits
Defined Benefit Plans
According to French law and the Syntec Collective Agreement, French employees are entitled to compensation paid on retirement, equal to up to twelve months of their salary based on term of employment.
The following table summarizes the changes in the projected benefit obligation:

Projected benefit obligation
(in thousands)
Accumulated postretirement benefit obligation at January 1, 2025	$4,709
Service cost	785
Interest cost	200
Actuarial losses (gains)	(622)
Currency translation adjustment	635
Accumulated postretirement benefit obligation at December 31, 2025	$5,707
Service cost	198
Interest cost	64
Actuarial losses (gains)	(118)
Currency translation adjustment	(126)
Accumulated postretirement benefit obligation at March 31, 2026	$5,725
The Company does not hold any plan assets for any of the periods presented.
The main assumptions used for the purposes of the actuarial valuations are listed below:

	Three Months Ended	Year Ended
	March 31, 2026	December 31, 2025
Discount rate (Corp AA)	4.6%	4.5%
Expected rate of salary increase	7.0%	7.0%
Expected rate of social charges	50.0%	50.0%
Expected staff turnover	Company age-based table	Company age-based table
Estimated retirement age	65 years old	65 years old
Life table	TH-TF 2000-2002 shifted	TH-TF 2000-2002 shifted

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

	Three Months Ended
	March 31, 2026	March 31, 2025
	(in thousands)
Defined contribution plan expenses	$4,832	$4,242

Note 11. Share based Compensation

Share based Compensation Expense

Share based compensation expense recorded in the consolidated statements of operations was as follows:

	Three Months Ended
	March 31, 2026	March 31, 2025
	(in thousands)
Research and Development	$6,598	$5,589
Sales and Operations	2,956	5,421
General and Administrative	5,505	5,654
Total Share based compensation expense	$15,059	$16,664
Share based Compensation capitalized as internal-use software costs	(1,712)	(1,255)
Total Share based compensation expense net of capitalization	$13,347	$15,409

Restricted Stock Units and Performance Stock Units

During the three months ended March 31, 2026, the Company granted new equity awards under our current equity compensation plans, which were comprised of restricted stock units (“RSU”), and performance-based awards for the Company’s senior executives ("PSU").

Restricted Stock Units

Restricted stock units generally vest over four years, subject to the holder’s continued service. The grant date fair value is determined by the Company's Nasdaq share price the day prior to the grant.

The following table summarizes the activities for our unvested RSUs for the period ended March 31, 2026:

	Shares (RSU)	Weighted-Average Grant date Fair Value Per Share

Outstanding as of December 31, 2025	4,518,697	$33.15
Granted	692,386	17.93
Vested	(344,695)	30.34
Forfeited	(127,651)	34.86
Outstanding as of March 31, 2026	4,738,737	$31.09

As of March 31, 2026, the Company had unrecognized stock-based compensation relating to restricted stock units of approximately $76.6 million, which is expected to be recognized over a weighted-average period of 3.1 years.

Performance Stock Units

Performance stock units (PSUs) are subject to either internal financial performance conditions (Financial PSUs) or external market conditions (TSR PSUs).

Financial PSUs
Financial PSUs are subject to service and performance-based vesting conditions. These awards generally vest over three years, and the number of shares ultimately earned may range from —% to 200% of target, depending on achievement of specified internal financial performance metrics. The grant-date fair value is generally based on the closing price of the Company’s Nasdaq share price on the date preceding grant.

The following table summarizes the activities for our unvested Financial PSUs for the period ended March 31, 2026 (1):

	Shares (Financial PSU)	Weighted-Average Grant date Fair Value Per Share

Outstanding as of December 31, 2025	442,139	$31.89
Granted	392,985	24.74
Performance share adjustment	4,658	29.37
Vested	(195,018)	32.43
Forfeited	(15,615)	31.31
Outstanding as of March 31, 2026	629,149	$27.25

As of March 31, 2026, the Company had unrecognized stock-based compensation related to performance stock units of approximately $11.1 million, which is expected to be recognized over a weighted-average period of 3.4 years.

TSR PSUs
TSR PSUs are subject to service and market-based vesting conditions and are earned based on the Company’s total shareholder return relative to the Nasdaq Composite Index. These awards are generally measured in two equal tranches over two years and three years performance periods, respectively, and the number of shares ultimately earned may range from —% to 200% of target for each tranche, depending on relative TSR performance.

The following table summarizes the activities for our unvested TSR PSUs for the period ended March 31, 2026:

	Shares (TSR PSU)	Weighted-Average Grant date Fair Value Per Share

Outstanding as of December 31, 2025	313,383	$54.41
Granted	332,744	27.39
Vested	(23,699)	51.28
Forfeited	(121,859)	54.57
Outstanding as of March 31, 2026	500,569	$36.56

(1) The number of Financial PSUs granted during the three months ended March 31, 2026 includes 60,242 PSUs previously modified from TSR PSUs, for which financial performance targets were established in March 2026 for the 2026 performance tranche.

The grant-date fair value is approximately $9.1 million, over the respective vesting period. The grant-date fair value was determined based on a Monte-Carlo valuation model using the following key assumptions:

Expected volatility of the Company	39.70%
Expected volatility of the benchmark	81.68%
Risk-free rate	3.71%
Expected dividend yield	—%
As of March 31, 2026, the Company had unrecognized stock-based compensation related to performance stock units based on market conditions of $13.6 million, which is expected to be recognized over a weighted-average period of 2.6 years.

Nonemployee warrants

Nonemployee warrants generally vest over four years, subject to the holder’s continued service through the vesting date.

	Shares	Weighted-Average Grant date Fair Value Per Share	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)

Outstanding as of December 31, 2025	159,897	$18.31	2.6	$1,300.0
Granted	—
Exercised	—
Canceled	—
Expired	—
Outstanding as of March 31, 2026	159,897	$18.31	2.4	$1,300.0

Vested and exercisable - March 31, 2026	159,897

The aggregate intrinsic value represents the difference between the exercise price of the nonemployee warrants and the fair market value of common stock on the date of exercise. During the period ended March 31, 2026, there were no exercises of nonemployee warrants.

No new nonemployee warrants were granted in the period ending March 31, 2026. As of March 31, 2026 all instruments have fully vested.

Stock Options

Stock options granted under the Company’s stock incentive plans generally vest over four years, subject to the holder’s continued service through the vesting date and expire no later than 10 years from the date of grant.

	Options Outstanding
	Number of Shares Underlying Outstanding Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)

Outstanding as of December 31, 2025	86,715	$17.35	4.0	$276.0
Options granted	—
Options exercised	—
Options forfeited	—
Options canceled	—
Options expired	(86,715)
Outstanding as of March 31, 2026	—	$—	0.0	$—

Vested and exercisable as of March 31, 2026	—

The aggregate intrinsic value represents the difference between the exercise price of the options and the fair market value of common stock on the date of exercise. The aggregate intrinsic value of the stock options exercised was $0.0 million and $0.9 million for the period ended March 31, 2026, and December 31, 2025, respectively.
No new stock options were granted in the period ending March 31, 2026. As of March 31, 2026, there is no remaining unrecognized stock-based compensation related to unvested stock options.

Note 12. Financial and Other Income and Expenses
The condensed consolidated statements of income line item “Financial and Other Income” can be broken down as follows:

	Three Months Ended
	March 31, 2026	March 31, 2025
	(in thousands)
Financial income from cash equivalents	$2,654	$1,680
Interest and fees	(764)	(430)
Foreign exchange income	24	1,072
Other financial expense	(41)	(20)
Total financial and other income	$1,873	$2,302

Note 13. Income Taxes
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
In December 2021, the Organization for Economic Cooperation and Development (OECD) released Pillar Two Model Rules defining the global minimum tax, which calls for the taxation of a minimum rate of 15% for multinational companies with consolidated revenue above €750 million. Numerous jurisdictions have enacted or are in the process of enacting legislation to adopt a minimum effective tax rate. While the adoption of Pillar Two did not have a material impact on the three months ended March 31, 2026, the Company will continue to assess the ongoing impact as additional guidance becomes available.
The following table presents provision for income taxes:

	Three Months Ended
	March 31, 2026	March 31, 2025
	(in thousands)
Provision for Income taxes	$3,693	$10,458
For the three months ended March 31, 2026, the provision for income taxes differs from the nominal standard French rate of 25.0% primarily due to the application of the reduced income tax rate on the majority of the technology royalties income in France.

Note 14. Earnings Per Share
Basic Earnings Per Share
The components of Basic earnings per share ("EPS") for the periods presented were as follows:

	Three Months Ended
	March 31, 2026	March 31, 2025
Net income attributable to shareholders of Criteo S.A.	$7,817	$37,928
Weighted average number of shares outstanding of Criteo S.A.	50,352,465	53,979,157
Basic earnings per share	$0.16	$0.70
Diluted Earnings Per Share
Diluted EPS considers the impact of potentially dilutive shares not yet issued from share-based compensation plans using the treasury stock method. There were no other potentially dilutive instruments outstanding as of March 31, 2026 and 2025. Consequently, all potential dilutive effects from shares are considered.
For each period presented, a contract to issue a certain number of shares (i.e., stock options and nonemployee warrants) was assessed as potentially dilutive if it was “in the money” (i.e., the exercise or settlement price is lower than the average market price).

	Three Months Ended
	March 31, 2026	March 31, 2025
Net income attributable to shareholders of Criteo S.A.	$7,817	$37,928
Basic shares:
Weighted average number of shares outstanding of Criteo S.A.	50,352,465	53,979,157
Dilutive effect of:
RSUs and PSUs	613,468	3,079,762
Stock options	—	82,956
Share warrants	—	54,023
Diluted shares:
Weighted average number of shares outstanding used to determine diluted earnings per share	50,965,933	57,195,898
Diluted earnings per share	$0.15	$0.66
The weighted average number of securities that were anti-dilutive for diluted EPS for the periods presented but which could potentially dilute EPS in the future are as follows:

	Three Months Ended
	March 31, 2026	March 31, 2025
Restricted share awards	1,995,016	33,092
Weighted average number of anti-dilutive securities excluded from diluted earnings per share	1,995,016	33,092

Note 15. Commitments and contingencies
From time to time we may become involved in legal proceedings or be subject to claims arising in the ordinary course of our business. We are not presently a party to any legal proceedings that, if determined adversely to us, would individually or taken together have a material adverse effect on our business, results of operations, financial condition or cash flows. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.
The amount of the provisions represents management’s latest estimate of the expected impact.
Legal and Regulatory matters
Following a complaint from Privacy International against a number of advertising technology companies with certain data protection authorities, including in France, France's Commission Nationale de l'Informatique et des Libertés (the "CNIL") opened a formal investigation in January 2020 against Criteo. In June 2023, the CNIL issued its decision, which retained alleged European Union's General Data Protection Regulation ("GDPR") violations but reduced the financial sanction against Criteo from the original amount of €60 million ($69.0 million) to €40 million ($46.0 million). Criteo issued the required sanction payment during the third quarter of 2023. The decision relates to past matters and does not include any obligation for Criteo to change its current practices. Criteo appealed this decision before the French Council of State (Conseil d’Etat). On March 4, 2026, the Conseil d'État rejected the appeal and affirmed the CNIL's decision in full.
As previously disclosed, the Company is party to a claim (Doe vs. GoodRx Holdings, Inc. et al. in the U.S. District Court for the Northern District of California) alleging violations of various state and federal laws. In the third quarter of 2025, the Company agreed to settle the matter for $7.0 million, subject to court approval. GoodRx agreed to indemnify the Company for $5.5 million, subject to court approval of the settlement with plaintiffs. In January 2026, the court denied approval of the proposed settlement. The Company continues to engage in discussions with the plaintiffs and GoodRx to address the Judge’s requests and re-file the settlement agreement. Based on management's assessment of the underlying facts and circumstances, including the status of settlement discussions and the indemnification arrangement with GoodRx, the Company recorded an estimated probable loss of $7.0 million in 2025. As of March 31, 2026, this amount is presented within “Contingencies-current portion”, and an indemnification receivable of $5.5 million is presented within “Prepaid expenses and other current assets”. The results of legal proceedings are inherently uncertain and it is reasonably possible that the ultimate loss may differ from the Company's estimate.
On July 9, 2025, a putative class action was filed against the Company, CVS and others in the U.S. District Court for the Central District of California, alleging violations of various laws regarding sensitive health and personal information. On October 27, 2025, the action was dismissed with respect to the Company. On November 7, 2025, a second amended putative class action complaint was filed against the Company, CVS and others in the U.S. District Court for the Central District of California, again alleging violations of various laws regarding sensitive health and personal information. The plaintiffs seek damages and injunctive relief. On January 30, 2026, the plaintiff filed a stipulation to dismiss the case, and the parties are currently engaged in mediation. While the Company continues to dispute the allegations of wrongdoing, as of the quarter ended March 31, 2026, the Company has recorded an accrual that reflects management's current best estimate of probable loss related to this matter. The ultimate outcome of this matter may differ from the amount accrued. The Company does not believe the resolution of this matter will have a material adverse effect on its consolidated financial position, results of operations, or cash flows.
On October 17, 2025, AlmondNet, Inc. and Intent IQ, LLC filed a patent-infringement lawsuit in the U.S. District Court for the District of Delaware. The complaint was served to the Company on October 21, 2025. The plaintiffs seek damages and injunctive relief. We dispute the allegations of wrongdoing and intend to defend ourselves vigorously in these matters.
Non-income tax risks
For the three months ended March 31, 2026, the provision related to certain non-income tax matters recognized under ASC 450 – Contingencies, as of March 31, 2026 and December 31, 2025, respectively, was $23.0 million and $22.7 million.
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

Note 16. Breakdown of Revenue and Noncurrent Assets
The following table presents the Company's revenue disaggregated by major product for the periods presented:

	Three Months Ended
	March 31, 2026	March 31, 2025
	(in thousands)
Retail Media	$41,271	$59,498

Commerce Growth	356,583	365,296
Other	26,785	26,640
Performance Media	383,368	391,936
Total Revenue	$424,639	$451,434

The Company operates in three geographical markets:
•Americas: North and South America;
•Europe, Middle-East and Africa; and
•Asia-Pacific.
The following table discloses our consolidated revenue for each geographical area for each of the reported periods. Revenue by geographical area is based mainly on the location of advertisers’ campaigns.
Revenue generated in other significant countries where we operate is presented in the following table:

	Three Months Ended
	March 31, 2026	March 31, 2025
	(in thousands)
Americas	$158,629	$192,908
United States	140,414	174,499

EMEA	$175,330	$164,861
Germany	50,436	45,983
France	20,250	19,439

Asia-Pacific	$90,680	$93,665
Japan	56,239	54,151
For each reported period, noncurrent assets (corresponding to the net book value of tangible and intangible assets) are presented in the table below. The geographical information includes such noncurrent assets from the locations of legal entities.

	Americas	EMEA	Asia-Pacific	Total
	(in thousands)

March 31, 2026	$79,139	$210,336	$14,751	$304,226
December 31, 2025	$69,785	$207,109	$14,289	$291,183

Note 17. Subsequent Events

The Company evaluated all subsequent events that occurred after March 31, 2026 through the date of issuance of the unaudited condensed consolidated financial statements and determined there are no significant events that require adjustments or disclosure.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the Securities and Exchange Commission ("SEC"), on February 26, 2026. In addition to our historical condensed consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Quarterly Report on Form 10-Q, particularly in Part II, Item 1A, "Risk Factors."

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
Overview
We are a global technology company driving superior commerce outcomes for marketers and media owners through the world’s leading Commerce Intelligence Platform. We operate in digital advertising, leveraging commerce data and AI to connect ecommerce, digital marketing and media monetization to reach consumers throughout their entire shopping journey. Our vision is to be the leading global commerce intelligence platform that connects the commerce ecosystem and uses AI to power full-funnel, cross-channel advertising and agentic commerce experiences. We have accelerated and deeply transformed the Company from a single-product to a multi-solution platform provider, fast diversifying our business into new solutions.
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

Current quarter financial highlights
For the three months ended March 31, 2026, revenue decreased by (6)% to $424.6 million, compared to the same period in the prior year, due to decreases in Retail Media and Performance Media. At constant currency, revenue decreased by (9)%.
Gross profit for the three months ended March 31, 2026 decreased by (6)% to $222.7 million, compared to the same period in the prior year, primarily due to lower revenue in Retail Media and in Performance Media.
Contribution ex-TAC for the three months ended March 31, 2026 decreased by (5)% to $250.4 million, compared to the same period in the prior year, due to a decrease in Retail Media, slightly offset by an increase in Performance Media. At constant currency, Contribution ex-TAC decreased by (9)%.
Net income for the three months ended March 31, 2026 decreased by (79)% to $8.6 million, primarily driven by higher operating expenses and lower gross profit.
Adjusted EBITDA for the three months ended March 31, 2026 decreased by (30)% to $64.9 million, compared to the same period in the prior year, primarily due to lower revenue and higher operating expenses.

Cash flows from operating activities was $48.2 million for the three months ended March 31, 2026, compared to $62.3 million in the same period in the prior year. This decrease primarily reflects lower net income, partially offset by a lower use of net working capital compared to the same period in the prior year.
Trends, Opportunities and Challenges
We believe our performance and future success depend on several factors that present significant opportunities but also pose risks and challenges, including those referred to in Part I, Item 1A of our risk factor section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.
Develop and Scale our Commerce Intelligence Platform

Our future growth depends upon our ability to retain and scale our existing clients and increase the usage of our platform. We believe that we are in a leading position in the Commerce Intelligence space as we have unique commerce data at scale, deep integrations with retailers, a large client base, differentiated technology and an R&D powerhouse. By unifying the Commerce ecosystem with a multi-retailer, multi-channel, multi-format approach and providing full funnel closed loop measurement to our clients, we believe we are well positioned to capture more ad budgets and market share.

Business and Macroeconomic Conditions

During 2026, geopolitical conditions and macroeconomic disruption have been increasingly volatile. In particular, we have experienced an impact on marketing budgets in the Middle East and in our Travel vertical. More broadly, macroeconomic uncertainty, including inflationary pressures and interest rate conditions across our markets, may negatively impact consumer spending behavior, advertising budgets, and our business performance.
These factors, among others, make it difficult for Criteo and our clients to accurately forecast future business activities.

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

Results of Operations for the Periods Ended March 31, 2026 and March 31, 2025 (Unaudited)
Revenue

Revenue breakdown by segment

	Three Months Ended
	March 31, 2026	March 31, 2025	% change
	(in thousands, except percentages)
Revenue as reported	424,639	451,434	(6)%
Conversion impact U.S. dollar/other currencies	(15,166)
Revenue at constant currency	$409,473	$451,434	(9)%

Retail Media revenue as reported	41,271	59,498	(31)%
Conversion impact U.S. dollar/other currencies	(667)
Retail Media revenue at constant currency	$40,604	$59,498	(32)%

Performance Media revenue as reported	383,368	391,936	(2)%
Conversion impact U.S. dollar/other currencies	(14,499)
Performance Media revenue at constant currency	$368,869	$391,936	(6)%

Revenue for the three months ended March 31, 2026 decreased (6)%, or (9)% on a constant currency basis, to $409.5 million compared to the three months ended March 31, 2025, reflecting decreases in Performance Media and Retail Media.

In the three months ended March 31, 2026, 92% of revenue came from existing clients while 8% came from new client additions.
Retail Media revenue decreased (31)%, or (32)% on a constant currency basis, to $40.6 million for the three months ended March 31, 2026, reflecting the impact of previously communicated scope changes with two specific Retail Media clients, partially offset by continued strength in Retail Media onsite.

Performance Media revenue decreased (2)%, or (6)% on a constant currency basis, to $368.9 million for the three months ended March 31, 2026, primarily due to mixed performance across Commerce Growth verticals, partially mitigated by improving trends in AdTech services, and momentum in our Supply Side Platform.

Additionally, our $424.6 million of revenue for the three months ended March 31, 2026 was positively impacted by $15.2 million of currency fluctuations, particularly as a result of the appreciation of the Euro, the Pound Sterling and the Brazilian Real compared to the U.S. dollar.

Revenue breakdown by region

	Three Months Ended
	March 31, 2026	March 31, 2025	% change
	(in thousands, except percentages)
Revenue as reported	424,639	451,434	(6)%
Conversion impact U.S. dollar / other currencies	(15,166)	—
Revenue at constant currency	$409,473	$451,434	(9)%
Americas
Revenue as reported	158,629	192,908	(18)%
Conversion impact U.S. dollar / other currencies	(1,783)	—
Revenue at constant currency	$156,846	$192,908	(19)%
EMEA
Revenue as reported	175,330	164,861	6%
Conversion impact U.S. dollar / other currencies	(15,237)	—
Revenue at constant currency	$160,093	$164,861	(3)%
Asia-Pacific
Revenue as reported	90,680	93,665	(3)%
Conversion impact U.S. dollar / other currencies	1,854	—
Revenue at constant currency	$92,534	$93,665	(1)%

Our revenue in the Americas region decreased (18)%, or (19)% on a constant currency basis, to $156.8 million for the three months ended March 31, 2026 compared to the three months ended March 31, 2025. This primarily reflects the continued impact of previously communicated scope changes with two specific Retail Media clients and soft Retail trends for Performance Media, in particular related to Fashion.

Our revenue in EMEA increased 6%, or (3)% on a constant currency basis, to $160.1 million for the three months ended March 31, 2026 compared to the three months ended March 31, 2025, reflecting softness in Marketplaces and Retail for Performance Media, partially offset by continued traction in Retail Media.

Our revenue in the Asia-Pacific region decreased (3)%, or (1)% on a constant currency basis, to $92.5 million for the three months ended March 31, 2026 compared to the three months ended March 31, 2025, reflecting soft Retail trends in Performance Media, partially offset by solid Travel and Marketplaces trends in the region.

Cost of Revenue

	Three Months Ended
	March 31, 2026	March 31, 2025	% change
	(in thousands, except percentages)
Traffic acquisition costs	174,271	187,062	(7)%
Other cost of revenue	27,626	27,396	1%
Total cost of revenue	$201,897	$214,458	(6)%
% of revenue	48%	48%
Gross profit %	52%	52%

	Three Months Ended
	March 31, 2026	March 31, 2025	% change
	(in thousands, except percentages)
Retail Media	682	708	(4)%
Performance Media	173,589	186,354	(7)%
Traffic Acquisition Costs	$174,271	$187,062	(7)%

Total cost of revenue for the three months ended March 31, 2026 decreased $(12.6) million, or (6)%, compared to the three months ended March 31, 2025. This decrease was the result of a decrease of $(12.8) million, or (7)% (or (10)% on a constant currency basis) in traffic acquisition costs, and an increase of $0.2 million, or 1% in other cost of revenue.

Traffic acquisition costs decreased by (7)%, or (10)% at constant currency, compared to the three months ended March 31, 2025. This decrease was driven primarily by a 25% decline in the number of impressions we purchased in Performance Media, partially offset by a 24% increase (or 17% at constant currency) in the average CPM for inventory purchased.

Other cost of revenue increased by $0.2 million or, 1% for the three months ended March 31, 2026.

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

The below table provides a reconciliation of Contribution ex-TAC to gross profit:

	Three Months Ended
	March 31, 2026	March 31, 2025

	(in thousands)
Gross Profit	$222,742	$236,976
Other Cost of Revenue	27,626	27,396
Contribution ex-TAC	$250,368	$264,372

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
The following table sets forth our revenue and Contribution ex-TAC by segment:

	Three Months Ended
	March 31, 2026	March 31, 2025	% change

	(amounts in thousands, except percentages)
Revenue
Retail Media	$41,271	$59,498	(31)%
Performance Media	383,368	391,936	(2)%
Total	$424,639	$451,434	(6)%

Contribution ex-TAC
Retail Media	$40,589	$58,790	(31)%
Performance Media	209,779	205,582	2%
Total	$250,368	$264,372	(5)%

Contribution ex-TAC decreased $(14.0) million, or (5)% for the three months ended March 31, 2026 compared to the three months ended March 31, 2025. The decrease in Contribution ex-TAC was due to a decrease in Retail Media, reflecting the impact of previously communicated scope changes with two specific Retail Media clients, partially offset by continued strength in Retail Media onsite and an increase in Performance Media.

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

	Three Months Ended
	March 31, 2026	March 31, 2025	% change
	(amounts in thousands, except percentages)

Revenue as reported	$424,639	$451,434	(6)%
Conversion impact U.S. dollar/other currencies	(15,166)	—
Revenue at constant currency	$409,473	$451,434	(9)%

Traffic acquisition costs as reported	$174,271	$187,062	(7)%
Conversion impact U.S. dollar/other currencies	(5,692)	—
Traffic Acquisition Costs at constant currency	$168,579	$187,062	(10)%

Contribution ex-TAC as reported	$250,368	$264,372	(5)%
Conversion impact U.S. dollar/other currencies	(9,474)	—
Contribution ex-TAC at constant currency	$240,894	$264,372	(9)%

Other cost of revenue as reported	$27,626	$27,396	1%

Gross Profit as reported	$222,742	$236,976	(6)%

Research and Development Expenses

	Three Months Ended
	March 31, 2026	March 31, 2025	% change

	(in thousands, except percentages)
Research and development expenses	$69,683	$60,749	15%
% of revenue	16%	13%
Research and development expenses for the three months ended March 31, 2026, increased $8.9 million or 15% compared to the three months ended March 31, 2025. This increase was driven by higher headcount costs and related impact of the appreciation of the euro compared to the U.S. dollar, higher amortization expense related to internally developed intangible assets and higher third-party services.

Sales and Operations Expenses

	Three Months Ended
	March 31, 2026	March 31, 2025	% change

	(in thousands, except percentages)
Sales and operations expenses	$97,501	$88,889	10%
% of revenue	23%	20%
Sales and operations expenses for the three months ended March 31, 2026 increased $8.6 million or 10% compared to the three months ended March 31, 2025. This increase was driven by higher restructuring and other headcount costs and related impact of the appreciation of the euro compared to the U.S. dollar, higher bad debt expense, partially offset by lower share-based compensation.

General and Administrative Expenses

	Three Months Ended
	March 31, 2026	March 31, 2025	% change

	(in thousands, except percentages)
General and administrative expenses	$45,158	$39,171	15%
% of revenue	11%	9%
General and administrative expenses for the three months ended March 31, 2026, increased $6.0 million or 15%, compared to the three months ended March 31, 2025. This increase was mainly driven by an accrual for a litigation matter, higher transformation costs, and higher headcount related costs.

Financial and Other Income

	Three Months Ended
	March 31, 2026	March 31, 2025	% change

	(in thousands, except percentages)
Financial and other income	$1,873	$2,302	(19)%
% of revenue	0.4%	1%
Financial and other income for the three months ended March 31, 2026, decreased by $(0.4) million or (19)% compared to the three months ended March 31, 2025. This decrease was due to a lower positive impact of foreign exchange, including end of year noncash changes in fair value of financial instruments and higher interest expense, partially offset by higher interest income.

Provision for Income Taxes

	Three Months Ended
	March 31, 2026	March 31, 2025	% change

	(in thousands, except percentages)
Provision for Income taxes	$3,693	$10,458	(65)%
% of revenue	1%	2%
Provision for income tax expense for the three months ended March 31, 2026, decreased $(6.8) million or (65)% compared to the three months ended March 31, 2025. The decrease was driven by a decrease of profit before tax.
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

	Three Months Ended
	March 31, 2026	March 31, 2025
	(in thousands, except percentages)
Net Income	$8,580	$40,011
Adjustments:
Financial income	(1,873)	(1,948)
Provision for income taxes	3,693	10,458
Equity awards compensation expense	13,822	15,880
Pension service costs	198	183
Depreciation and amortization expense	28,367	25,693
Restructuring, integration and transformation costs	10,162	1,871
Other noncash or nonrecurring events (2)	1,950	—
Total net adjustments	56,319	52,137
Adjusted EBITDA (1)	$64,899	$92,148
(1) Refer to the "Non-GAAP Financial Measures" section for the definition of this Non-GAAP metric.
(2) Includes costs related to nonrecurring litigation matters.

The following table presents our Net Income and Adjusted EBITDA on a comparative basis:

	Three Months Ended
	March 31, 2026	March 31, 2025	% change

	(in thousands, except percentages)
Net Income	$8,580	$40,011	(79)%
Adjusted EBITDA	$64,899	$92,148	(30)%
Net income decreased $(31.4) million, or (79)%, for the three months ended March 31, 2026 compared to the three months ended March 31, 2025, and adjusted EBITDA decreased $(27.2) million, or (30)%, for the three months ended March 31, 2026 compared to the three months ended March 31, 2025. The decrease in net income and adjusted EBITDA was primarily due to higher operating expenses and lower gross profit.

Liquidity and Capital Resources
Our cash and cash equivalents, and restricted cash at March 31, 2026 were held for working capital and general corporate purposes, which could include acquisitions, and amounted to $320.3 million as of March 31, 2026. The $(22.1) million decrease in cash and cash equivalents, and restricted cash compared to December 31, 2025, primarily resulted from a decrease of $(31.3) million in cash used for financing activities, a decrease of $(37.9) million in cash used for investing activities, partially offset by an increase of $48.2 million in cash provided by operating activities over the period. Our policy is to invest any cash in excess of our immediate requirements in investments designed to preserve the principal balance and provide liquidity. Accordingly, our cash and cash equivalents are invested primarily in demand deposit accounts that are currently providing only a minimal return.
As disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, on September 27, 2022, the Company entered into a new five year Revolving Credit Facility (as amended, the "RCF") that allows immediate access to an additional €407.0 million ($468.0 million) of liquidity. The RCF, combined with $320.0 million of cash and cash equivalents, $51.3 million of marketable securities, and $49.4 million of treasury shares available for M&A, provides total financial liquidity of $888.7 million as of March 31, 2026. Subsequent to March 31, 2026, the Company cancelled 1.9 million of M&A treasury shares in April, representing approximately $39 million.
Overall, we believe that our current financial liquidity, combined with our expected cash flow generation in 2026, enables financial flexibility.
Share repurchase programs
For the three months ended March 31, 2026, we have repurchased $31.0 million of shares. During the year ended December 31, 2025, we completed a $152.1 million share repurchase.
All above programs have been implemented under our multi-year authorization granted by our board of directors. In February 2026, this authorization was extended to a total amount of up to $959.0 million. Other than these repurchase programs, we intend to retain all available funds and any future earnings to fund our growth.
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
Operating and Capital Expenditure Requirements
For the three months ended March 31, 2026 and 2025, our net capital expenditures were $(32.2) million and $(17.1) million, respectively, primarily related to the acquisition of servers and other data center equipment, and capitalized software development costs. We expect our capital expenditures to be at mid-teens percent of Contribution ex-TAC for 2026, as we plan to continue to build, reshape and maintain additional data center equipment capacity in all regions and we keep investing in our Commerce Intelligence Platform.
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
Historical Cash Flows
The following table sets forth our cash flows for the three months ended March 31, 2026 and March 31, 2025:

	Three Months Ended
	March 31, 2026	March 31, 2025

	(in thousands)
Cash flows provided by operating activities	$48,207	$62,341
Cash used in investing activities	$(37,913)	$(17,538)
Cash used in financing activities	$(31,285)	$(54,794)
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
For the three months ended March 31, 2026, net cash provided by operating activities was $48.2 million, consisting mostly of net income adjusted for certain noncash and nonoperating items, including amortization and provision expense of $28.6 million, and share based compensation expense of $13.3 million, partially offset by $(0.6) million of changes in working capital. The decrease in cash flows from operating activities during the three months ended March 31, 2026, compared to the same period in 2025, was primarily due to lower net income, partially offset by improved working capital.
Investing Activities
For the three months ended March 31, 2026, net cash used for investing activities was $37.9 million, primarily driven by capitalized software development costs and the acquisition of servers and other data center equipment.
Cash used for investing activities increased during the three months ended March 31, 2026, compared to the same period in 2025, due to higher purchases in data center equipment and higher software development costs.
Financing Activities
For the three months ended March 31, 2026, net cash used for financing activities was $31.3 million, due to the repurchasing of shares of $31.0 million. The decrease in cash used for financing activities during the three months ended March 31, 2026, compared to the same period in 2025, was mostly due to a decrease in the amount of shares repurchased.
Critical Accounting Policies and Estimates
There have been no material changes to our critical accounting policies and estimates from the information provided in Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations," included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.
Recently Issued Pronouncements

See "Recently Issued Accounting Standards" under Note 1, "Summary of Significant Accounting Policies," of the Notes to Unaudited Condensed Consolidated Financial Statements for a discussion of certain accounting standards that have been issued during 2026.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market Risk
We are mainly exposed to foreign currency exchange rate fluctuations. There have been no material changes to our exposure to market risk during the three months ended March 31, 2026.

For a description of our foreign exchange risk, please see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - B. Liquidity and Capital Resources" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.
A hypothetical 10% increase or decrease of the Pound Sterling, the Brazilian real, the Japanese yen or the Euro against the U.S. dollar would have impacted the Condensed Consolidated Statements of Income as follows:

	Three Months Ended
	March 31, 2026		March 31, 2025

	(in thousands)
GBP/USD	+10%	-10%	+10%	-10%
Net income (loss) impact	$(16)	$16	$481	$(481)

	Three Months Ended
	March 31, 2026		March 31, 2025

	(in thousands)
BRL/USD	+10%	-10%	+10%	-10%
Net income (loss) impact	$21	$(21)	$39	$(39)

	Three Months Ended
	March 31, 2026		March 31, 2025

	(in thousands)
JPY/USD	+10%	-10%	+10%	-10%
Net income (loss) impact	$224	$(224)	$613	$(613)

	Three Months Ended
	March 31, 2026		March 31, 2025

	(in thousands)
EUR/USD	+10%	-10%	+10%	-10%
Net income (loss) impact	$720	$(720)	$534	$(534)

Credit Risk and Trade Receivables
For a description of our trade receivables, please see "Note 5. Trade Receivables" in the Notes to the Unaudited Condensed Consolidated Financial Statements.

Item 4. Controls and Procedures
Disclosure Controls and Procedures
Based on their evaluation as of March 31, 2026, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective to provide reasonable assurance that (i) the information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and (ii) such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
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
Item 1A. Risk Factors
You should carefully consider the risks described under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025. These risks and uncertainties are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, also may become important factors that affect us. If any such risks materialize, our business, financial condition and results of operations could be materially harmed and the trading price of our American Depositary Shares could decline. These risks are not exclusive and additional risks and uncertainties that we are unaware of, or that we currently believe are not material, also may become important factors that affect us. The following risk factor is provided to update the risk factors previously disclosed under the heading "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on February 26, 2026. Except as presented below, there have been no material changes to the Risk Factors described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

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

In January 2020, the CNIL opened a formal investigation into Criteo. In June 2023, the CNIL issued its decision, which retained alleged GDPR violations but reduced the financial sanction against Criteo from the original amount of €60 million ($69.0 million) to €40 million ($46.0 million). Criteo made the required sanction payment in the third quarter of 2023. The decision relates to past matters and does not include any obligation for Criteo to change its current practices. Criteo appealed this decision before the Conseil d’Etat. On March 4, 2026, the Conseil d’Etat rejected Criteo’s appeal and confirmed the CNIL’s decision in full. Refer to Note 15 Commitments and contingencies, for more information.

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

In 2018, the State of California adopted the CCPA, which went into effect on January 1, 2020, and requires covered companies to, among other things, provide new disclosures to California consumers and afford such consumers new abilities to opt out of the sale of their personal information. The California Privacy Rights Act (the “CPRA”), which both amends and expands the scope of the CCPA and creates additional privacy rights and protections for California consumers with respect to their personal information and additional obligations on businesses became effective January 1, 2023. California’s privacy regulations continue to evolve with new rules on data broker registration, automated decision-making and cybersecurity audits, and enforcement activity is accelerating.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities by the issuer and Affiliated Purchasers
The following table provides certain information with respect to our purchases of our ADSs during the first fiscal quarter of 2026:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs(1)
January 1 to 31, 2026	698,046	$20.44	698,046	$206,862,142
February 1 to 28, 2026	733,282	$18.44	733,282	$193,331,696
March 1 to 31, 2026	165,000	$19.15	165,000	$190,170,521
Total	1,596,328		1,596,328
(1) On February 6, 2026, the Board of Directors authorized an increase of the previously authorized share repurchase program from up to $805.0 million to up to $959.0 million of the Company’s outstanding American Depositary Shares.
(2) Weighted average price paid per share excludes any broker commissions paid.
Item 5. Other Information
Trading Plans
During the three months ended March 31, 2026, no directors or Section 16 officers of the Company adopted or terminated any Rule 10b5-1 trading arrangement or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408 of Regulation S-K.

Item 6. Exhibits
Exhibit Index

Incorporated by Reference
Exhibit	Description	Schedule/ Form	File Number	Exhibit	File Date
3.1	Update to By-laws (status) of Criteo S.A. (English Translation)	8-K	001-36153	3.1	4/28/2026
31.1#	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended
31.2#	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended
32.1*	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Link base Document
101.DEF	XBRL Taxonomy Extension Definition Link base Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File, formatted in Inline XBRL and contained in Exhibit 101.
#    Filed herewith.
*    Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CRITEO S.A.
(Registrant)

	By:	/s/ Sarah Glickman
Date: May 6, 2026	Name:	Sarah Glickman
	Title:	Chief Financial Officer
(Principal financial officer and duly authorized signatory)