Form 10-Q
period 2026-06-30
Criteo S.A.
filed 2026-08-05
CIK 1576427

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended June 30, 2026
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
for the transition period from _________ to _________
Commission file number: 001-36153

Criteo S.A.
(Exact name of registrant as specified in its charter)

Grand Duchy of Luxembourg	Not Applicable
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

5 Place de la Gare, L-1616, Luxembourg Grand Duchy of Luxembourg	L-1616
(Address of principal executive offices)	(Zip Code)

+352 27866850
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

Ordinary Shares, nominal value €0.025 per share	CRTO	Nasdaq Global Select Market

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes  ☐      No ☒
          As of July 31, 2026, the registrant had 48,997,559 ordinary shares, nominal value €0.025 per share, outstanding.

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
    You should refer to Item 1A “Risk Factors” of this quarterly report, for a discussion of important factors that may cause our actual results to differ materially from those expressed or implied by our forward-looking statements. As a result of these factors, we cannot assure you that the forward-looking statements in this Form 10-Q will prove to be accurate. Furthermore, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified time frame or at all. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.
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

CRITEO S.A.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION (UNAUDITED)

	Notes	June 30, 2026	December 31, 2025
		(in thousands)
Assets
Current assets:
Cash and cash equivalents	4	$252,236	$342,038
Trade receivables, net of allowances of $15.1 million and $25.9 million at June 30, 2026 and December 31, 2025, respectively.	5	455,966	582,102
Income taxes	13	16,871	14,233
Other taxes		56,767	57,050
Marketable securities - current portion	4	28,052	23,242
Prepaid expenses and other current assets	7	63,180	53,210
Total current assets		873,072	1,071,875
Property and equipment, net		168,378	139,330
Intangible assets, net		141,357	151,853
Goodwill	6	531,794	535,761
Right of use assets - operating leases	9	134,390	134,205
Marketable securities - noncurrent portion	4	22,788	23,500
Noncurrent financial assets		8,073	8,314
Deferred tax assets		84,945	90,689
Other noncurrent assets	7	45,987	45,680
Total noncurrent assets		1,137,712	1,129,332
Total assets		$2,010,784	$2,201,207

Liabilities and shareholders' equity
Current liabilities:
Trade payables		$457,107	$566,046
Contingencies - current portion	15	11,505	9,229
Income taxes	13	8,321	27,528
Financial liabilities - current portion		9,645	11,360
Lease liability - operating - current portion	9	36,414	33,085
Other taxes		12,338	14,713
Employee - related payables		87,998	114,416
Other current liabilities	8	54,387	68,277
Total current liabilities		677,715	844,654
Deferred tax liabilities		5,131	5,285
Defined benefit plans	10	6,043	5,707
Lease liability - operating - noncurrent portion	9	102,128	105,277
Contingencies - noncurrent portion	15	23,304	22,729
Other noncurrent liabilities	8	32,332	31,826
Total noncurrent liabilities		168,938	170,824
Total liabilities		$846,653	$1,015,478

Shareholders' equity:
Common shares, €0.025 par value, 53,728,895 and 55,659,895 shares authorized and issued, and 48,550,453 and 51,151,866 outstanding at June 30, 2026 and December 31, 2025, respectively.		$1,815	$1,871
Treasury stock, 5,178,442 and 4,508,029 shares at cost as of June 30, 2026 and December 31, 2025, respectively.		(108,990)	(120,853)
Additional paid-in capital		706,534	706,321
Accumulated other comprehensive loss		(80,120)	(68,879)
Retained earnings		608,276	630,750
Equity attributable to the shareholders of Criteo S.A.		1,127,515	1,149,210
Noncontrolling interests		36,616	36,519
Total equity		1,164,131	1,185,729
Total equity and liabilities		$2,010,784	$2,201,207
The accompanying notes form an integral part of these unaudited condensed consolidated financial statements.

CRITEO S.A.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

		Three Months Ended		Six Months Ended
	Notes	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
		(in thousands, except per share data)

Revenue	16	$428,018	$482,671	$852,657	$934,105

Cost of revenue:
Traffic acquisition costs		172,545	190,602	346,816	377,664
Other cost of revenue		33,259	33,551	60,885	60,947

Gross profit		222,214	258,518	444,956	495,494

Operating expenses:
Research and development expenses		71,945	79,610	141,628	140,359
Sales and operations expenses		85,539	108,215	183,040	197,104
General and administrative expenses		49,722	40,238	94,880	79,409
Total operating expenses		207,206	228,063	419,548	416,872
Income from operations		15,008	30,455	25,408	78,622
Financial and other income (expense)	12	319	(1,801)	2,192	501
Income before taxes		15,327	28,654	27,600	79,123
Provision for income taxes	13	3,576	5,734	7,269	16,192
Net Income		$11,751	$22,920	$20,331	$62,931

Net income available to shareholders of Criteo S.A.		$11,190	$21,250	$19,007	$59,178
Net income available to noncontrolling interests		$561	$1,670	$1,324	$3,753

Weighted average shares outstanding used in computing per share amounts:
Basic	14	49,664,392	52,986,068	50,007,078	53,480,338
Diluted	14	50,545,915	55,133,569	50,754,574	56,162,459

Net income allocated to shareholders per share:
Basic	14	$0.23	$0.40	$0.38	$1.11
Diluted	14	$0.22	$0.39	$0.37	$1.05
The accompanying notes form an integral part of these unaudited condensed consolidated financial statements.

CRITEO S.A.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS (UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
	(in thousands)

Net income	$11,751	$22,920	$20,331	$62,931
Foreign currency translation differences, net of taxes	(3,306)	29,544	(12,583)	46,760
Actuarial gains on employee benefits, net of taxes	(118)	18	—	328
Other comprehensive income (loss)	$(3,424)	$29,562	$(12,583)	$47,088
Total comprehensive income	$8,327	$52,482	$7,748	$110,019
Attributable to shareholders of Criteo S.A.	$8,447	$49,637	$7,766	$103,495
Attributable to noncontrolling interests	$(120)	$2,845	$(18)	$6,524
The accompanying notes form an integral part of these unaudited condensed consolidated financial statements.

CRITEO S.A.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)

	Share capital		Treasury Stock		Additional paid-in capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Equity - attributable to shareholders of Criteo S.A.	Non controlling interest	Total equity
	Common shares		Shares
	(in thousands, except share data)
Balance at December 31, 2024	57,744,839	$1,931	(3,467,417)	$(125,298)	$709,580	$(108,768)	$571,744	$1,049,189	$31,908	$1,081,097
Net income	—	—	—	—	—	—	37,928	37,928	2,083	40,011
Other comprehensive loss	—	—	—	—	—	15,930	—	15,930	1,596	17,526
Issuance of ordinary shares	110,056	2	—	—	1,843	—	—	1,845	—	1,845
Change in treasury stocks(*)	—	—	(817,761)	(34,102)	(20,549)	—	(1,517)	(56,168)	—	(56,168)
Share-Based Compensation	—	—	—	—	16,615	—	—	16,615	48	16,663
Other changes in equity	—	—	—	—	—	—	(740)	(740)	2	(738)
Balance at March 31, 2025	57,854,895	$1,933	(4,285,178)	$(159,400)	$707,489	$(92,838)	$607,415	$1,064,599	$35,637	$1,100,236
Net income	—	—	—	—	—	—	21,250	21,250	1,670	22,920
Other comprehensive loss	—	—	—	—	—	28,387	—	28,387	1,175	29,562
Issuance of ordinary shares	—	—	—	—	52	—	—	52	—	52
Change in treasury stocks(*)	—	—	(1,242,357)	(31,434)	(15,396)	—	(1,498)	(48,328)	—	(48,328)
Share-Based Compensation	—	—	—	—	23,098	—	—	23,098	66	23,164
Other changes in equity	—	—	—	—	—	—	(83)	(83)	1	(82)
Balance at June 30, 2025	57,854,895	$1,933	(5,527,535)	$(190,834)	$715,243	$(64,451)	$627,084	$1,088,975	$38,549	$1,127,524
(*) On January 31, 2025, Criteo's board of directors authorized an extension of the share repurchase program to up to $805.0 million of the Company's outstanding American Depositary Shares. The change in treasury stocks is comprised of 3,187,498 shares repurchased at a weighted average price of $32.80 offset by 1,127,380 treasury shares used for RSUs vesting.

	Share capital		Treasury Stock		Additional paid-in capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Equity - attributable to shareholders of Criteo S.A.	Non controlling interest	Total equity
	Common shares		Shares
	(in thousands, except share data)
Balance at December 31, 2025	55,659,895	$1,871	(4,508,029)	$(120,853)	$706,321	$(68,879)	$630,750	$1,149,210	$36,519	$1,185,729
Net income	—	—	—	—	—	—	7,817	7,817	763	8,580
Other comprehensive loss	—	—	—	—	—	(8,440)	—	(8,440)	(719)	(9,159)
Issuance of ordinary shares	—	—	—	—	—	—	—	—	—	—
Change in treasury stocks(*)	—	—	(1,053,727)	(5,537)	(22,604)	—	(2,828)	(30,969)	—	(30,969)
Share-Based Compensation	—	—	—	—	15,000	—	—	15,000	59	15,059
Other changes in equity	—	—	—	—	—	—	196	196	(1)	195
Balance at March 31, 2026	55,659,895	$1,871	(5,561,756)	$(126,390)	$698,717	$(77,319)	$635,935	$1,132,814	$36,621	$1,169,435
Net income	—	—	—	—	—	—	11,190	11,190	561	11,751
Other comprehensive loss	—	—	—	—	—	(2,801)	—	(2,801)	(623)	(3,424)
Issuance of ordinary shares	—	—	—	—	—	—	—	—	—	—
Change in treasury stocks(*)	(1,931,000)	(56)	383,314	17,400	(8,985)	—	(38,732)	(30,373)	—	(30,373)
Share-Based Compensation	—	—	—	—	16,802	—	—	16,802	57	16,859
Other changes in equity	—	—	—	—	—	—	(117)	(117)	—	(117)
Balance at June 30, 2026	53,728,895	$1,815	(5,178,442)	$(108,990)	$706,534	$(80,120)	$608,276	$1,127,515	$36,616	$1,164,131
(*) On February 6, 2026, Criteo's board of directors authorized an increase of the share repurchase program to up to $959.0 million of the Company's outstanding American Depositary Shares. The change in treasury stocks is comprised of 3,339,332 shares repurchased at a weighted average price of $18.36 offset by 737,919 treasury shares used for RSUs vesting and by 1,931,000 treasury shares cancelled.

The accompanying notes form an integral part of these unaudited condensed consolidated financial statements.

CRITEO S.A.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended
	June 30, 2026	June 30, 2025
	(in thousands)
Cash flows from operating activities
Net income	$20,331	$62,931
Noncash and nonoperating items	66,136	70,868
- Amortization and provisions	52,040	60,485
- Equity awards compensation expense	29,728	36,537
- Loss (gain) on disposal of and impairment of long-lived assets	(701)	1,392
- Change in uncertain tax positions	522	(289)
- Change in deferred taxes	5,300	12,435
- Change in income taxes	(21,607)	(44,195)
- Other	854	4,503
Changes in assets and liabilities:	(17,961)	(72,855)
- Trade receivables	130,281	161,379
- Trade payables	(100,951)	(203,241)
- Other assets	(15,329)	12,448
- Other liabilities	(32,401)	(42,928)
- Operating lease liabilities and right of use assets	439	(513)
Net cash provided by operating activities	68,506	60,944
Cash flows from investing activities
Acquisition of intangible assets, property and equipment	(91,088)	(52,342)
Disposal of intangible assets, property and equipment	1,063	369
Purchases of investment securities	(17,319)	(17,398)
Maturities and sales of investment securities	11,673	27,646
Net cash used in investing activities	(95,671)	(41,725)
Cash flows from financing activities
Proceeds from exercise of stock options	—	1,897
Repurchase of treasury stocks	(61,322)	(104,496)
Change in other financing activities	(640)	(544)
Net cash used in financing activities	(61,962)	(103,143)
Effect of exchange rates changes on cash and cash equivalents	(891)	(995)
Net decrease in cash and cash equivalents and restricted cash	(90,018)	(84,919)
Net cash and cash equivalents and restricted cash at the beginning of the period	342,359	290,943
Net cash and cash equivalents and restricted cash at the end of the period	$252,341	$206,024

Reconciliation of cash, cash equivalents, and restricted cash to the consolidated statement of financial position
Cash and cash equivalents	$252,236	$205,703
Restricted cash, included in other current assets	$105	$321
Total cash, cash equivalents, and restricted cash	$252,341	$206,024

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for taxes, net of refunds	$(18,819)	$(48,241)
Cash paid for interest	$(994)	$(588)
Noncash investing and financing activities
Intangible assets, property and equipment acquired through payables	$10,729	$4,633
The accompanying notes form an integral part of these unaudited condensed consolidated financial statements.

CRITEO S.A.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Criteo S.A. was initially incorporated as a société par actions simplifiée, or S.A.S., under the laws of the French Republic on November 3, 2005, for a period of 99 years and subsequently converted to a société anonyme, or S.A. On July 29, 2026, Criteo completed its corporate redomiciliation from France to Luxembourg via the cross-border conversion (the "Conversion") of Criteo S.A. from a French public limited liability company ("French Criteo") to a Luxembourg public limited liability company ("Lux Criteo"). In connection with the Conversion, Criteo terminated its American Depositary Share ("ADSs") structure and listed its ordinary shares (the "Ordinary Shares") directly on Nasdaq. Following the Conversion and completion of the Company's works council consultation, Criteo's board of directors approved the subsequent transfer of the Company's legal domicile from Luxembourg to the United States, which will be achieved via a cross-border merger of the Company with and into a wholly owned U.S. subsidiary.

Lux Criteo is a public limited liability company (société anonyme) organized and existing under the laws of the Grand Duchy of Luxembourg, having its registered office at 5 Place de la Gare, L-1616, Luxembourg Grand Duchy of Luxembourg .
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

Significant Accounting Policies
There have been no significant changes to our accounting policies described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

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
A summary of our Restructuring and Other Exit costs activity is presented as follows:

Severance Liability
(in thousands)

Restructuring liability as of December 31, 2025	$3,043
Restructuring charges	8,008
Amounts paid	(7,679)
Restructuring liability as of June 30, 2026	$3,372
During the fourth quarter of 2025, the Company commenced a cost-reduction plan intended to improve operating efficiency and better align its cost structure with revenue levels. In connection with this plan, the Company incurred approximately $3.0 million of restructuring costs during the year ended December 31, 2025 and approximately $8.0 million during the period ended June 30, 2026, primarily reflected within Sales and Operations expense.
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
The following table shows revenue by reportable segment:

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
	(in thousands)
Retail Media	$47,907	$60,913	$89,178	$120,411
Performance Media	380,111	421,758	763,479	813,694
Total Revenue	$428,018	$482,671	$852,657	$934,105

The following table shows TAC by reportable segment:

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
	(in thousands)
Retail Media	$739	$904	$1,421	$1,612
Performance Media	171,806	189,698	345,395	376,052
Total Traffic Acquisition Costs	$172,545	$190,602	$346,816	$377,664

The following table shows Contribution ex-TAC by reportable segment and its reconciliation to the Company’s Consolidated Statements of Operation:

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
	(in thousands)
Contribution ex-TAC
Retail Media	$47,168	$60,009	$87,757	$118,799
Performance Media	208,305	232,060	418,084	437,642
	$255,473	$292,069	$505,841	$556,441

Other cost of revenue	33,259	33,551	60,885	60,947
Gross profit	$222,214	$258,518	$444,956	$495,494

Operating expenses
Research and development expenses	$71,945	$79,610	141,628	140,359
Sales and operations expenses	85,539	108,215	183,040	197,104
General and administrative expenses	49,722	40,238	94,880	79,409
Total Operating expenses	$207,206	$228,063	$419,548	$416,872

Income from operations	$15,008	$30,455	$25,408	$78,622
Financial and other income	319	(1,801)	2,192	501
Income before tax	$15,327	$28,654	$27,600	$79,123

Note 4. Financial instruments

Fair Value Measurements
The following tables summarize our assets measured at fair value on a recurring basis and the classification by level of input within the fair value hierarchy:

	June 30, 2026	December 31, 2025
	(in thousands)
Cash and Cash Equivalents
Level 1
Cash	$118,822	$160,252
Money Market funds	93,303	89,157
Level 2
Commercial paper	11,326	35,139
Term deposits	17,591	41,614
Structured debt securities	11,194	15,876
Total	$252,236	$342,038

Investment Securities
The following table presents for each reporting period, the breakdown of investment securities held at cost basis:

	June 30, 2026	December 31, 2025

	(in thousands)
Securities Held-to-maturity
Commercial paper	$22,355	$17,366
Structured debt securities	17,091	17,625
Corporate debt securities	11,394	11,750
Total	$50,840	$46,742

The gross unrealized gains or (loss) on our investment securities were not material as of June 30, 2026 and December 31, 2025.
For our investment securities, the fair value approximates the carrying amount, given the nature of the term deposit and the maturity of the expected cash flows.
The following table classifies our held-to-maturity securities by contractual maturities:

Held-to-maturity
June 30, 2026

(in thousands)
Due in one year	$28,052
Due in one to five years	22,788
Total	$50,840
.
Our investments in nonmarketable equity securities were not material as of June 30, 2026 and for the year ended December 31, 2025.

Note 5. Trade Receivables
The following table shows the breakdown in trade receivables net carrying value for the presented periods:

	June 30, 2026	December 31, 2025

	(in thousands)
Trade accounts receivables	$471,096	$607,983
(Less) Allowance for doubtful accounts	(15,130)	(25,881)
Net carrying value at end of period	$455,966	$582,102

Note 6. Goodwill
Goodwill allocated to the two reportable segments and the changes in the carrying amount for the six months ended June 30, 2026 were as follows:

	Retail Media	Performance Media	Total

	(in thousands)
Balance at January 1, 2026	$151,828	$383,933	$535,761
Currency translation adjustment	(557)	(3,410)	(3,967)
Balance at June 30, 2026	$151,271	$380,523	$531,794

Note 7. Other Current and Noncurrent Assets
The following table presents the components of prepaid expenses and other current assets, net, for the periods presented:

	June 30, 2026	December 31, 2025

	(in thousands)
Prepayments to suppliers	$48,282	$39,294
Other current assets	14,898	13,916
Total	$63,180	$53,210
Prepayments to suppliers include capitalized costs related to the implementation of cloud computing arrangements that are service contracts and are amortized on a straight-line basis over the term of the associated hosting arrangements. As of June 30, 2026 and December 31, 2025 the capitalized implementation costs were $25.7 million and $25.6 million, respectively, and amortization expense related to these costs was $4.1 million and $4.1 million for the six months ended June 30, 2026 and June 30, 2025, respectively.
Other current assets include an indemnification receivable of $5.5 million related to a legal matter, restricted cash, and other non-trade receivables. As of June 30, 2026 and December 31, 2025, restricted cash was $0.1 million and $0.3 million, respectively.
Other noncurrent assets as of June 30, 2026 and December 31, 2025 of $46.0 million and $45.7 million, respectively, are primarily comprised of the indemnification asset of $37.2 million, recorded against certain tax liabilities related to the Iponweb Acquisition in 2022.

Note 8. Other Current and Noncurrent Liabilities
Other current liabilities are presented in the following table:

	June 30, 2026	December 31, 2025

	(in thousands)
Rebates	$34,160	$36,844
Customer prepayments and deferred revenue	5,688	8,420
Accounts payable relating to capital expenditures	10,729	18,126
Other creditors	3,810	4,888
Total	$54,387	$68,277
Accounts payable relating to capital expenditures are primarily related to the purchase of data center equipment.
Other noncurrent liabilities are presented in the following table:

	June 30, 2026	December 31, 2025

	(in thousands)
Uncertain tax positions	$29,459	$28,675
Other	2,873	3,151
Total	$32,332	$31,826

Note 9. Leases
The components of lease expense are as follows:

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
	(in thousands)		(in thousands)
Lease expense	$11,233	$8,891	$21,568	$16,884
Short term lease expense	80	94	215	163
Variable lease expense	412	494	826	987
Sublease income	(161)	(295)	(315)	(595)
Total operating lease expense	$11,564	$9,184	$22,294	$17,439

Note 10. Employee Benefits
Defined Benefit Plans
According to French law and the Syntec Collective Agreement, French employees are entitled to compensation paid on retirement, equal to up to twelve months of their salary based on term of employment.
The following table summarizes the changes in the projected benefit obligation:

Projected benefit obligation
(in thousands)
Accumulated postretirement benefit obligation at January 1, 2025	$4,709
Service cost	785
Interest cost	200
Actuarial losses (gains)	(622)
Currency translation adjustment	635
Accumulated postretirement benefit obligation at December 31, 2025	$5,707
Service cost	394
Interest cost	127
Currency translation adjustment	(185)
Accumulated postretirement benefit obligation at June 30, 2026	$6,043
The Company does not hold any plan assets for any of the periods presented.
The main assumptions used for the purposes of the actuarial valuations are listed below:

	Six Months Ended	Year Ended
	June 30, 2026	December 31, 2025
Discount rate (Corp AA)	4.5%	4.5%
Expected rate of salary increase	7.0%	7.0%
Expected rate of social charges	50.0%	50.0%
Expected staff turnover	Company age-based table	Company age-based table
Estimated retirement age	65 years old	65 years old
Life table	TH-TF 2000-2002 shifted	TH-TF 2000-2002 shifted

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

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
	(in thousands)
Defined contribution plan expenses	$6,943	$6,725	$11,775	$10,967

Note 11. Share based Compensation

Share based Compensation Expense

Share based compensation expense recorded in the consolidated statements of operations was as follows:

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
	(in thousands)
Research and Development	$7,016	$7,427	$13,614	$13,016
Sales and Operations	2,801	7,361	5,757	12,782
General and Administrative	7,042	8,376	12,547	14,030
Total Share based compensation expense	$16,859	$23,164	$31,918	$39,828
Share based Compensation capitalized as internal-use software costs	(417)	(1,379)	(2,130)	(2,634)
Total Share based compensation expense net of capitalization	$16,442	$21,785	$29,788	$37,194

Restricted Stock Units and Performance Stock Units

During the six months ended June 30, 2026, the Company granted new equity awards under our current equity compensation plans, which were comprised of restricted stock units (“RSU”), and performance-based awards for the Company’s senior executives ("PSU").

Restricted Stock Units

Restricted stock units generally vest over four years, subject to the holder’s continued service. The grant date fair value is determined by the Company's Nasdaq share price the day prior to the grant.

The following table summarizes the activities for our unvested RSUs for the period ended June 30, 2026:

	Shares (RSU)	Weighted-Average Grant date Fair Value Per Share

Outstanding as of December 31, 2025	4,518,697	$33.14
Granted	800,203	18.10
Vested	(528,353)	29.81
Forfeited	(259,756)	34.19
Outstanding as of June 30, 2026	4,530,791	$30.81

As of June 30, 2026, the Company had unrecognized stock-based compensation relating to restricted stock units of approximately $60.6 million, which is expected to be recognized over a weighted-average period of 3.0 years.

Performance Stock Units

Performance stock units (PSUs) are subject to either internal financial performance conditions (Financial PSUs) or external market conditions (TSR PSUs).

Financial PSUs

Financial PSUs are subject to service and performance-based vesting conditions. These awards generally vest over three years, and the number of shares ultimately earned may range from 0% to 200% of target, depending on achievement of specified internal financial performance metrics. The grant-date fair value is generally based on the closing price of the Company’s Nasdaq share price on the date preceding grant.

The following table summarizes the activities for our unvested Financial PSUs for the period ended June 30, 2026 (1):

	Shares (Financial PSU)	Weighted-Average Grant date Fair Value Per Share

Outstanding as of December 31, 2025	442,139	$31.89
Granted	392,985	24.74
Performance share adjustment	(76,531)	18.57
Vested	(208,484)	32.54
Forfeited	(15,615)	31.31
Outstanding as of June 30, 2026	534,494	$28.49

As of June 30, 2026, the Company had unrecognized stock-based compensation related to performance stock units of approximately $7.7 million, which is expected to be recognized over a weighted-average period of 2.1 years.

TSR PSUs
TSR PSUs are subject to service and market-based vesting conditions and are earned based on the Company’s total shareholder return relative to the Nasdaq Composite Index. These awards are generally measured in two equal tranches over two years and three years performance periods, respectively, and the number of shares ultimately earned may range from 0% to 200% of target for each tranche, depending on relative TSR performance.

The following table summarizes the activities for our unvested TSR PSUs for the period ended June 30, 2026:

	Shares (TSR PSU)	Weighted-Average Grant date Fair Value Per Share

Outstanding as of December 31, 2025	313,383	$54.41
Granted	332,743	26.89
Vested	(23,699)	51.28
Forfeited	(121,859)	54.57
Outstanding as of June 30, 2026	500,568	$36.21

(1) The number of Financial PSUs granted during the six months ended June 30, 2026 includes 60,242 PSUs previously modified from TSR PSUs, for which financial performance targets were established in March 2026 for the 2026 performance tranche.

The grant-date fair value is approximately $8.9 million, over the respective vesting period. The grant-date fair value was determined based on a Monte-Carlo valuation model using the following key assumptions:

Expected volatility of the Company	39.70%
Expected volatility of the benchmark	81.68%
Risk-free rate	3.71%
Expected dividend yield	—%
As of June 30, 2026, the Company had unrecognized stock-based compensation related to performance stock units based on market conditions of $11.7 million, which is expected to be recognized over a weighted-average period of 2.3 years.

Nonemployee warrants

Nonemployee warrants generally vest over four years, subject to the holder’s continued service through the vesting date.

	Shares	Weighted-Average Grant date Fair Value Per Share	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)

Outstanding as of December 31, 2025	159,897	$18.31	2.6	$1,300.0
Granted	—
Exercised	—
Canceled	—
Expired	(7,730)
Outstanding as of June 30, 2026	152,167	$17.01	2.2	$1,093.0

Vested and exercisable - June 30, 2026	152,167

The aggregate intrinsic value represents the difference between the exercise price of the nonemployee warrants and the fair market value of common stock on the date of exercise. During the period ended June 30, 2026, there were no exercises of nonemployee warrants.

No new nonemployee warrants were granted in the period ending June 30, 2026. As of June 30, 2026 all instruments have fully vested.

Stock Options

Stock options granted under the Company’s stock incentive plans generally vest over four years, subject to the holder’s continued service through the vesting date and expire no later than 10 years from the date of grant.

	Options Outstanding
	Number of Shares Underlying Outstanding Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)

Outstanding as of December 31, 2025	86,715	$17.35	4.0	$276.0
Options granted	—
Options exercised	—
Options forfeited	—
Options canceled	—
Options expired	(86,715)
Outstanding as of June 30, 2026	—	$—	0.0	$—

Vested and exercisable as of June 30, 2026	—

The aggregate intrinsic value represents the difference between the exercise price of the options and the fair market value of common stock on the date of exercise. The aggregate intrinsic value of the stock options exercised was nil and $0.9 million for the period ended June 30, 2026, and December 31, 2025, respectively.
No new stock options were granted in the period ending June 30, 2026. As of June 30, 2026, there is no remaining unrecognized stock-based compensation related to unvested stock options.

Note 12. Financial and Other Income and Expenses
The condensed consolidated statements of income line item “Financial and Other Income (expense)” can be broken down as follows:

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
	(in thousands)
Financial income from cash equivalents	$2,427	$1,190	$5,081	$2,871
Interest and fees	(660)	(657)	(1,424)	(1,088)
Foreign exchange income	(1,265)	(2,239)	(1,241)	(1,167)
Other financial expense	(183)	(95)	(224)	(115)
Total financial and other income (expense)	$319	$(1,801)	$2,192	$501

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
In December 2021, the Organization for Economic Cooperation and Development (OECD) released Pillar Two Model Rules defining the global minimum tax, which calls for the taxation of a minimum rate of 15% for multinational companies with consolidated revenue above €750 million. Numerous jurisdictions have enacted or are in the process of enacting legislation to adopt a minimum effective tax rate. While the adoption of Pillar Two did not have a material impact on the six months ended June 30, 2026, the Company will continue to assess the ongoing impact as additional guidance becomes available.
The following table presents provision for income taxes:

	Six Months Ended
	June 30, 2026	June 30, 2025
	(in thousands)
Provision for Income taxes	$7,269	$16,192

For the six months ended June 30, 2026, the provision for income taxes differs from the nominal standard French rate of 25.0% primarily due to the application of the reduced income tax rate on the majority of the technology royalties income in France.

Note 14. Earnings Per Share
Basic Earnings Per Share
The components of Basic earnings per share ("EPS") for the periods presented were as follows:

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Net income attributable to shareholders of Criteo S.A.	$11,190	$21,250	$19,007	$59,178
Weighted average number of shares outstanding of Criteo S.A.	49,664,392	52,986,068	50,007,078	53,480,338
Basic earnings per share	$0.23	$0.40	$0.38	$1.11
Diluted Earnings Per Share
Diluted EPS considers the impact of potentially dilutive shares not yet issued from share-based compensation plans using the treasury stock method. There were no other potentially dilutive instruments outstanding as of June 30, 2026 and 2025. Consequently, all potential dilutive effects from shares are considered.
For each period presented, a contract to issue a certain number of shares (i.e., stock options and nonemployee warrants) was assessed as potentially dilutive if it was “in the money” (i.e., the exercise or settlement price is lower than the average market price).

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Net income attributable to shareholders of Criteo S.A.	$11,190	$21,250	$19,007	$59,178
Basic shares:
Weighted average number of shares outstanding of Criteo S.A.	49,664,392	52,986,068	50,007,078	53,480,338
Dilutive effect of:
RSUs and PSUs	881,523	2,089,046	747,496	2,584,404
Stock options	—	31,986	—	57,471
Share warrants	—	26,469	—	40,246
Diluted shares:
Weighted average number of shares outstanding used to determine diluted earnings per share	50,545,915	55,133,569	50,754,574	56,162,459
Diluted earnings per share	$0.22	$0.39	$0.37	$1.05
The weighted average number of securities that were anti-dilutive for diluted EPS for the periods presented but which could potentially dilute EPS in the future are as follows:

	Six Months Ended
	June 30, 2026	June 30, 2025
Restricted share awards	1,932,175	1,349,639
Weighted average number of anti-dilutive securities excluded from diluted earnings per share	1,932,175	1,349,639

Note 15. Commitments and contingencies
From time to time we may become involved in legal proceedings or be subject to claims arising in the ordinary course of our business. We evaluate developments relating to these matters on a regular basis and accrue a liability based on management’s best estimate when we believe a loss is probable and the amount can be reasonably estimated. For matters that do not include an estimate of the amount or range of possible loss, such amount or range cannot be reasonably estimated or is not individually material. We do not believe that the ultimate resolution of these matters will, individually or in the aggregate, have a material adverse effect on our business, results of operations, financial condition or cash flows. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.
Legal and Regulatory matters
As previously disclosed, the Company is party to a claim (Doe vs. GoodRx Holdings, Inc. et al. in the U.S. District Court for the Northern District of California) alleging violations of various state and federal laws. In the third quarter of 2025, the Company agreed to settle the matter for $7.0 million, subject to court approval. GoodRx agreed to indemnify the Company for $5.5 million, subject to court approval of the settlement with plaintiffs. In January 2026, the court denied approval of the proposed settlement. The parties then entered into the settlement agreement, and plaintiffs filed an Unopposed Motion for Preliminary Approval of Class Settlement on June 1, 2026. Based on management's assessment of the underlying facts and circumstances, including the status of settlement discussions and the indemnification arrangement with GoodRx, the Company recorded an estimated probable loss of $7.0 million in 2025. As of June 30, 2026, this amount is presented within “Contingencies-current portion”, and an indemnification receivable of $5.5 million is presented within “Prepaid expenses and other current assets”. The results of legal proceedings are inherently uncertain and it is reasonably possible that the ultimate loss may differ from the Company's estimate.
On July 9, 2025, a putative class action was filed against the Company, CVS and others in the U.S. District Court for the Central District of California, alleging violations of various laws regarding sensitive health and personal information. On October 27, 2025, the action was dismissed with respect to the Company. On November 7, 2025, a second amended putative class action complaint was filed against the Company, CVS and others in the U.S. District Court for the Central District of California, again alleging violations of various laws regarding sensitive health and personal information. The plaintiffs seek damages and injunctive relief. On January 30, 2026, the plaintiffs filed a stipulation to dismiss the case. Mediation took place on March 17, 2026, and the parties engaged in discussions thereafter. While the Company continues to dispute the allegations of wrongdoing, as of the quarter ended June 30, 2026, it has recorded an accrual of the probable loss related to this matter. In July 2026, the Company and CVS entered into a settlement agreement, and the Company, CVS and the plaintiffs entered into a separate settlement agreement to resolve the matter, subject to court approval. The Company's ultimate payment obligation under its settlement agreement with CVS will depend on the outcome of the court approval process, and may differ from the amount accrued as of June 30, 2026. The Company does not believe that the resolution of this matter will have a material adverse effect on its consolidated financial position, results of operations, or cash flows.
On October 17, 2025, AlmondNet, Inc. and Intent IQ, LLC filed a patent-infringement lawsuit in the U.S. District Court for the District of Delaware against the Company. The complaint was served to the Company on October 21, 2025. The plaintiffs allege that certain features of the Company's Commerce Media Platform and related technologies infringe four U.S. patents. The plaintiffs seek damages and injunctive relief. In a related matter, during the second quarter of 2026, the Company conditionally agreed to indemnify Zeta Global Holdings Corp. ("Zeta") and its affiliate, LiveIntent, Inc., as required under the software license agreement between the parties, in connection with a separate action filed against Zeta and LiveIntent in 2024 by AlmondNet, Inc., Datonics, LLC, and Intent IQ, LLC in the U.S. District Court for the District of Delaware. The plaintiffs in that action allege that certain features of the technology used by Zeta, which was originally developed by the Company’s subsidiary Iponweb, infringe two U.S. patents. The Company disputes the allegations of wrongdoing and intends to defend itself vigorously in these matters.

Non-income tax risks
For the six months ended June 30, 2026, the provision related to certain non-income tax matters recognized under ASC 450 – Contingencies, as of June 30, 2026 and December 31, 2025, respectively, was $23.3 million and $22.7 million.
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

Note 16. Breakdown of Revenue and Noncurrent Assets
The following table presents the Company's revenue disaggregated by major product for the periods presented:

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
	(in thousands)
Retail Media	$47,907	$60,913	$89,178	$120,411

Commerce Growth	349,070	393,870	705,653	759,166
Other	31,041	27,888	57,826	54,528
Performance Media	380,111	421,758	763,479	813,694
Total Revenue	$428,018	$482,671	$852,657	$934,105

The Company operates in three geographical markets:
•Americas: North and South America;
•Europe, Middle-East and Africa; and
•Asia-Pacific.
The following table discloses our consolidated revenue for each geographical area for each of the reported periods. Revenue by geographical area is based mainly on the location of advertisers’ campaigns.
Revenue generated in other significant countries where we operate is presented in the following table:

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
	(in thousands)
Americas	$175,983	$199,797	$334,612	$392,705
United States	157,729	178,413	298,143	352,912

EMEA	$171,349	$185,955	$346,679	$350,816
Germany	50,660	51,384	101,096	97,367
France	21,296	23,534	41,546	42,973

Asia-Pacific	$80,685	$96,919	$171,365	$190,584
Japan	45,306	55,441	101,545	109,592
For each reported period, noncurrent assets (corresponding to the net book value of tangible and intangible assets) are presented in the table below. The geographical information includes such noncurrent assets from the locations of legal entities.

	Americas	EMEA	Asia-Pacific	Total
	(in thousands)

June 30, 2026	$82,428	$209,971	$17,336	$309,735
December 31, 2025	$69,785	$207,109	$14,289	$291,183

Note 17. Subsequent Events

Contribution of shares of consolidated entities

On July 9, 2026, the Company transferred the shares of certain operating subsidiaries held by Criteo S.A. to Criteo Technology, a wholly owned subsidiary domiciled in France. The contribution was accounted for as a common control transaction in accordance with ASC 805-50. Accordingly, no pretax gain or loss was recognized in the consolidated financial statements. The transfer is expected to be tax-neutral in France but taxable in certain jurisdictions, resulting in approximately $5.8 million of income tax expense related to capital gains during 2026.

Conversion of the Parent Company from France to Luxembourg
On July 29, 2026, the Company completed its redomiciliation from France to Luxembourg through a cross-border conversion of Criteo S.A., from a French public limited liability company (société anonyme) into a Luxembourg public limited liability company (société anonyme). The Conversion was accounted for as a common control transaction in accordance with ASC 805-50. Accordingly, the Company’s assets and liabilities were carried over at their historical carrying amounts, and no gain or loss was recognized in the consolidated financial statements. The Company’s functional currency remains the Euro.
In connection with the Conversion, Criteo terminated its ADS structure and listed its Ordinary Shares directly on Nasdaq. At the effective time of the Conversion, each ordinary share of French Criteo (with a nominal value of €0.025 per share), including shares represented by the ADSs, converted into one Ordinary Share of Lux Criteo (with nominal value of €0.025 per share), each time-based restricted stock unit and performance-based restricted stock unit of French Criteo continued as a time-based restricted stock unit and performance-based restricted stock unit respectively, of Lux Criteo and each warrant to obtain shares of French Criteo continued as a warrant to obtain an equal number of shares of Lux Criteo, respectively.
The Company's Ordinary Shares are listed on Nasdaq under the symbol "CRTO," and the Conversion did not affect the number of shares outstanding.
Cancellation of treasury shares
On July 30, 2026, a duly authorized representative of the board of directors of the Company appeared before a notary in Luxembourg to amend the Company’s articles of association to reflect a share capital reduction of the Company to EUR 1,230,722, represented by 49,228,895 Ordinary Shares with a nominal value of EUR 0.025 per share, resulting from the cancellation of 4,500,000 Ordinary Shares that were previously held in the Company’s treasury, effective as of July 30, 2026.
Amendment to Revolving Credit Facility
On July 29, 2026, the Company amended its multicurrency revolving credit facility. The amendment included the Company's request to extend the facility's maturity by one year, to September 2028, subject to the terms of the facility, and incorporated changes related to the Company's planned corporate redomiciliation and other conforming amendments, including updates to certain financial and sustainability metric definitions. The total committed borrowing capacity under the facility remained unchanged.
Chief Financial Officer Transition
On August 5, 2026, the Company announced that its Board of Directors appointed Connor McGogney, the Company’s current Chief Strategy Officer, as Chief Financial Officer, effective August 10, 2026, succeeding Sarah Glickman. Effective upon Mr. McGogney’s appointment, Ms. Glickman will cease serving as Chief Financial Officer and will serve as a senior advisor through the cessation of her employment on September 30, 2026, to facilitate an orderly transition. Mr. McGogney will also continue to oversee the Company’s strategic planning, corporate development and partnerships functions.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q ("Form 10-Q") and the audited consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the Securities and Exchange Commission ("SEC"), on February 26, 2026. In addition to our historical condensed consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Form 10-Q, particularly in Part II, Item 1A, "Risk Factors."

To supplement our condensed consolidated financial statements, which are prepared and presented in accordance with generally accepted accounting principles in the United States of America ("GAAP"), we present Contribution ex-TAC, and Adjusted EBITDA, which are non-GAAP financial measures. We define Contribution ex-TAC as a profitability measure akin to gross profit. It is calculated by deducting traffic acquisition costs from revenue and reconciled to gross profit through the exclusion of other costs of revenue. Contribution ex-TAC is presented in the section entitled "Contribution excluding Traffic Acquisition Costs", which includes a reconciliation to its most directly comparable GAAP financial measure, Gross Profit. We define Adjusted EBITDA as our consolidated earnings before financial income (expense), income taxes, depreciation and amortization, adjusted to eliminate the impact of equity related compensation, which includes employee equity awards compensation and director fees for share purchases, employer social contribution expense related to employee equity award compensation, pension service costs, certain acquisition costs, certain restructuring and related costs, integration and transformation costs, and other nonrecurring or noncash items impacting net income that we do not consider indicative of our ongoing business performance. Adjusted EBITDA is presented in the section entitled "Adjusted EBITDA", which includes a reconciliation to its most directly comparable GAAP financial measure, Net Income. We also present revenues, traffic acquisition costs and Contribution ex-TAC on a constant currency basis; these measures exclude the impact of foreign currency fluctuations and are computed by applying the average exchange rates for the prior year to the current year figures. A reconciliation is provided in the section entitled "Constant Currency Reconciliation".

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

Current quarter financial highlights
For the three months ended June 30, 2026, revenue decreased by (11)% to $428.0 million, compared to the same period in the prior year, due to decreases in Performance Media reflecting soft performance in Commerce Growth, and Retail Media reflecting the headwind from previously communicated scope changes with two clients. At constant currency, revenue decreased by (11)%.
Gross profit for the three months ended June 30, 2026 decreased by (14)% to $222.2 million, compared to the same period in the prior year, primarily due to lower revenue in Retail Media and in Performance Media.
Contribution ex-TAC for the three months ended June 30, 2026 decreased by (13)% to $255.5 million, compared to the same period in the prior year, due to decreases in Performance Media and Retail Media. At constant currency, Contribution ex-TAC decreased by (12)%.
Net income for the three months ended June 30, 2026 decreased by (49)% to $11.8 million, primarily driven by lower gross profit due to lower revenue, partially offset by lower operating expenses, mainly reflecting disciplined resource allocation, productivity gains and the non-recurrence of a company-wide event held in the previous year, partially offset by planned growth investments.
Adjusted EBITDA for the three months ended June 30, 2026 decreased by (18)% to $73.3 million, compared to the same period in the prior year, primarily due to lower revenue and lower Contribution ex-TAC due to softness in Performance Media and the temporary impact of previously communicated scope changes with two specific Retail Media clients, along with planned growth investments, partially offset by lower than expected bad debt expense and lower than expected employee costs.

Cash flows from operating activities was $20.3 million for the three months ended June 30, 2026, compared to $(1.4) million in the same period in the prior year. This increase primarily reflects a lower use of net working capital compared to the same period in the prior year, partially offset by lower net income.
Trends, Opportunities and Challenges
We believe our performance and future success depend on several factors that present significant opportunities but also pose risks and challenges, including those referred to in Part II, Item 1A of this Form 10-Q.
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

Results of Operations for the Periods Ended June 30, 2026 and June 30, 2025 (Unaudited)
Revenue

Revenue breakdown by segment

	Three Months Ended			Six Months Ended
	June 30, 2026	June 30, 2025	% change	June 30, 2026	June 30, 2025	% change
	(in thousands, except percentages)
Revenue as reported	428,018	482,671	(11)%	852,657	934,105	(9)%
Conversion impact U.S. dollar/other currencies	1,985			(13,182)
Revenue at constant currency	$430,003	$482,671	(11)%	$839,475	$934,105	(10)%

Retail Media revenue as reported	47,907	60,913	(21)%	89,178	120,411	(26)%
Conversion impact U.S. dollar/other currencies	(206)			(873)
Retail Media revenue at constant currency	$47,701	$60,913	(22)%	$88,305	$120,411	(27)%

Performance Media revenue as reported	380,111	421,758	(10)%	763,479	813,694	(6)%
Conversion impact U.S. dollar/other currencies	2,191			(12,308)
Performance Media revenue at constant currency	$382,302	$421,758	(9)%	$751,171	$813,694	(8)%

Revenue for the three months ended June 30, 2026 decreased (11)%, or (11)% on a constant currency basis, to $430.0 million compared to the three months ended June 30, 2025, reflecting decreases in Performance Media and Retail Media.

In the three months ended June 30, 2026, 92% of revenue came from existing clients while 8% came from new client additions.
Retail Media revenue decreased (21)%, or (22)% on a constant currency basis, to $47.7 million for the three months ended June 30, 2026, reflecting the impact of previously communicated scope changes with two specific Retail Media clients, partially offset by continued strength in Retail Media onsite.

Performance Media revenue decreased (10)%, or (9)% on a constant currency basis, to $382.3 million for the three months ended June 30, 2026, primarily due to soft performance in Commerce Growth and our Supply Side Platform, partially offset by improving trends in AdTech services.

Additionally, our $428.0 million of revenue for the three months ended June 30, 2026 was negatively impacted by $2.0 million of currency fluctuations, particularly as a result of the slight depreciation of the Japanese Yen and the Korean Won compared to the U.S. dollar.

Revenue for the six months ended June 30, 2026 decreased (9)%, or (10)% on a constant currency basis, to $839.5 million compared to the six months ended June 30, 2025, reflecting decreases in Performance Media and Retail Media.

In the six months ended June 30, 2026, 92% of revenue came from existing clients while 8% came from new client additions.
Retail Media revenue decreased (26)%, or (27)% on a constant currency basis, to $88.3 million for the six months ended June 30, 2026, reflecting the impact of previously communicated scope changes with two specific Retail Media clients, partially offset by continued strength in Retail Media onsite.

Performance Media revenue decreased (6)%, or (8)% on a constant currency basis, to $751.2 million for the six months ended June 30, 2026, primarily due to soft performance in Commerce Growth and our Supply Side Platform, partially mitigated by improving trends in AdTech services.

Additionally, our $852.7 million of revenue for the six months ended June 30, 2026 was positively impacted by $13.2 million of currency fluctuations, particularly as a result of the appreciation of the Euro, the Pound Sterling and the Brazilian Real compared to the U.S. dollar.

Revenue breakdown by region

	Three Months Ended			Six Months Ended
	June 30, 2026	June 30, 2025	% change	June 30, 2026	June 30, 2025	% change
	(in thousands, except percentages)
Revenue as reported	428,018	482,671	(11)%	852,657	934,105	(9)%
Conversion impact U.S. dollar / other currencies	1,985	—		(13,182)	—
Revenue at constant currency	$430,003	$482,671	(11)%	$839,475	$934,105	(10)%
Americas
Revenue as reported	175,983	199,797	(12)%	334,612	392,705	(15)%
Conversion impact U.S. dollar / other currencies	(1,255)	—		(3,039)	—
Revenue at constant currency	$174,728	$199,797	(13)%	$331,573	$392,705	(16)%
EMEA
Revenue as reported	171,349	185,955	(8)%	346,679	350,816	(1)%
Conversion impact U.S. dollar / other currencies	(1,636)	—		(16,873)	—
Revenue at constant currency	$169,713	$185,955	(9)%	$329,806	$350,816	(6)%
Asia-Pacific
Revenue as reported	80,686	96,919	(17)%	171,366	190,584	(10)%
Conversion impact U.S. dollar / other currencies	4,876	—		6,730	—
Revenue at constant currency	$85,562	$96,919	(12)%	$178,096	$190,584	(7)%

Our revenue in the Americas region decreased (12)%, or (13)% on a constant currency basis, to $174.7 million for the three months ended June 30, 2026 compared to the three months ended June 30, 2025. This primarily reflects the continued impact of previously communicated scope changes with two specific Retail Media clients and soft Retail and Travel trends for Performance Media.

Our revenue in the EMEA region decreased (8)%, or (9)% on a constant currency basis, to $169.7 million for the three months ended June 30, 2026 compared to the three months ended June 30, 2025, reflecting softness in Retail and Marketplaces for Performance Media, partially offset by growth in Travel for Performance Media and continued traction in Retail Media.

Our revenue in the Asia-Pacific region decreased (17)%, or (12)% on a constant currency basis, to $85.6 million for the three months ended June 30, 2026 compared to the three months ended June 30, 2025, reflecting soft Retail trends in Performance Media, partially offset by solid Travel trends in the region.

Our revenue in the Americas region decreased (15)%, or (16)% on a constant currency basis, to $331.6 million for the six months ended June 30, 2026 compared to the six months ended June 30, 2025. This primarily reflects the continued impact of previously communicated scope changes with two specific Retail Media clients and soft Retail trends for Performance Media.

Our revenue in the EMEA region decreased (1)%, or (6)% on a constant currency basis, to $329.8 million for the six months ended June 30, 2026 compared to the six months ended June 30, 2025, reflecting softness in Retail and Marketplaces for Performance Media, partially offset by solid growth in Travel in the region for Performance Media and continued traction in Retail Media.

Our revenue in the Asia-Pacific region decreased (10)%, or (7)% on a constant currency basis, to $178.1 million for the six months ended June 30, 2026 compared to the six months ended June 30, 2025, reflecting soft Retail trends in Performance Media, partially offset by solid Marketplaces and Travel trends in the region.

Cost of Revenue

	Three Months Ended			Six Months Ended
	June 30, 2026	June 30, 2025	% change	June 30, 2026	June 30, 2025	% change
	(in thousands, except percentages)
Traffic acquisition costs	172,545	190,602	(9)%	346,816	377,664	(8)%
Other cost of revenue	33,259	33,551	(1)%	60,885	60,947	—%
Total cost of revenue	$205,804	$224,153	(8)%	$407,701	$438,611	(7)%
% of revenue	48%	46%		48%	47%
Gross profit %	52%	54%		52%	53%

	Three Months Ended			Six Months Ended
	June 30, 2026	June 30, 2025	% change	June 30, 2026	June 30, 2025	% change
	(in thousands, except percentages)
Retail Media	739	904	(18)%	1,421	1,612	(12)%
Performance Media	171,806	189,698	(9)%	345,395	376,052	(8)%
Traffic Acquisition Costs	$172,545	$190,602	(9)%	$346,816	$377,664	(8)%

Total cost of revenue for the three months ended June 30, 2026 decreased $(18.3) million, or (8)%, compared to the three months ended June 30, 2025. This decrease was the result of a decrease of $(18.1) million, or (9)% (or (9)% on a constant currency basis) in traffic acquisition costs, and a decrease of $(0.3) million, or (1)% in other cost of revenue.

Traffic acquisition costs decreased by (9)%, or (9)% at constant currency, compared to the three months ended June 30, 2025. This decrease was driven primarily by a 26% decline in the number of impressions we purchased in Performance Media, partially offset by a 23% increase (or 26% at constant currency) in the average CPM for inventory purchased.

Other cost of revenue decreased by $(0.3) million or, (1)% for the three months ended June 30, 2026.

Total cost of revenue for the six months ended June 30, 2026 decreased $(30.9) million, or (7)%, compared to the six months ended June 30, 2025. This decrease was the result of a decrease of $(30.8) million, or (8)% (or (9)% on a constant currency basis) in traffic acquisition costs, and a decrease of $(0.1) million in other cost of revenue.

Traffic acquisition costs decreased by (8)%, or (9)% at constant currency, compared to the six months ended June 30, 2025. This decrease was driven primarily by a 26% decline in the number of impressions we purchased in Performance Media, partially offset by a 23% increase (or 21% at constant currency) in the average CPM for inventory purchased.

Other cost of revenue decreased by $(0.1) million for the six months ended June 30, 2026.

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

The below table provides a reconciliation of Contribution ex-TAC to gross profit:

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025

	(in thousands)
Gross Profit	$222,214	$258,518	$444,956	$495,494
Other Cost of Revenue	33,259	33,551	60,885	60,947
Contribution ex-TAC	$255,473	$292,069	$505,841	$556,441

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
The following table sets forth our revenue and Contribution ex-TAC by segment:

	Three Months Ended			Six Months Ended
	June 30, 2026	June 30, 2025	% change	June 30, 2026	June 30, 2025	% change

	(amounts in thousands, except percentages)
Revenue
Retail Media	$47,907	$60,913	(21)%	$89,178	$120,411	(26)%
Performance Media	380,111	421,758	(10)%	763,479	813,694	(6)%
Total	$428,018	$482,671	(11)%	$852,657	$934,105	(9)%

Contribution ex-TAC
Retail Media	$47,168	$60,009	(21)%	$87,757	$118,799	(26)%
Performance Media	208,305	232,060	(10)%	418,084	437,642	(4)%
Total	$255,473	$292,069	(13)%	$505,841	$556,441	(9)%

Contribution ex-TAC decreased $(36.6) million, or (13)% for the three months ended June 30, 2026 compared to the three months ended June 30, 2025. The decrease in Contribution ex-TAC was due to a decrease in Performance Media primarily due to soft performance in Commerce Growth and a decrease in Retail Media mainly reflecting the impact of previously communicated scope changes with two specific Retail Media clients.

Contribution ex-TAC decreased $(50.6) million, or (9)% for the six months ended June 30, 2026 compared to the six months ended June 30, 2025. The decrease in Contribution ex-TAC was due to a decrease in Retail Media, reflecting the impact of previously communicated scope changes with two specific Retail Media clients and a decrease in Performance Media due to soft performance in Commerce Growth.

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

	Three Months Ended			Six Months Ended
	June 30, 2026	June 30, 2025	% change	June 30, 2026	June 30, 2025	% change
	(amounts in thousands, except percentages)

Revenue as reported	$428,018	$482,671	(11)%	$852,657	$934,105	(9)%
Conversion impact U.S. dollar/other currencies	1,985	—		(13,182)	—
Revenue at constant currency	$430,003	$482,671	(11)%	$839,475	$934,105	(10)%

Traffic acquisition costs as reported	$172,545	$190,602	(9)%	$346,816	$377,664	(8)%
Conversion impact U.S. dollar/other currencies	744	—		(4,948)	—
Traffic Acquisition Costs at constant currency	$173,289	$190,602	(9)%	$341,868	$377,664	(9)%

Contribution ex-TAC as reported	$255,473	$292,069	(13)%	$505,841	$556,441	(9)%
Conversion impact U.S. dollar/other currencies	1,241	—		(8,233)	—
Contribution ex-TAC at constant currency	$256,714	$292,069	(12)%	$497,608	$556,441	(11)%

Other cost of revenue as reported	$33,259	$33,551	(1)%	$60,885	$60,947	—%

Gross Profit as reported	$222,214	$258,518	(14)%	$444,956	$495,494	(10)%

Research and Development Expenses

	Three Months Ended			Six Months Ended
	June 30, 2026	June 30, 2025	% change	June 30, 2026	June 30, 2025	% change

	(in thousands, except percentages)
Research and development expenses	$71,945	$79,610	(10)%	$141,628	$140,359	1%
% of revenue	17%	16%		17%	15%
Research and development expenses for the three months ended June 30, 2026, decreased $(7.7) million or (10)% compared to the three months ended June 30, 2025. This decrease was primarily driven by lower amortization expense, as a result of the prior-year period accelerated amortization of internally developed intangible assets related to third-party cookie deprecation, a company-wide event that occurred in the previous year, and higher research tax credits in France.
Research and development expenses for the six months ended June 30, 2026, increased $1.3 million or 1% compared to the six months ended June 30, 2025. This increase was driven by higher headcount costs, partially offset by a company event that occurred in the previous year and higher research tax credits in France.

Sales and Operations Expenses

	Three Months Ended			Six Months Ended
	June 30, 2026	June 30, 2025	% change	June 30, 2026	June 30, 2025	% change

	(in thousands, except percentages)
Sales and operations expenses	$85,539	$108,215	(21)%	$183,040	$197,104	(7)%
% of revenue	20%	22%		21%	21%
Sales and operations expenses for the three months ended June 30, 2026 decreased $(22.7) million or (21)% compared to the three months ended June 30, 2025. This decrease was driven by lower headcount costs, partly impacted by a company-wide event that occurred in the previous year, lower bad debt expense and lower share-based compensation.
Sales and operations expenses for the six months ended June 30, 2026 decreased $(14.1) million or (7)% compared to the six months ended June 30, 2025. This decrease was driven by lower share-based compensation, lower headcount costs, partly impacted by a company-wide event that occurred in the previous year, and lower bad debt expense.

General and Administrative Expenses

	Three Months Ended			Six Months Ended
	June 30, 2026	June 30, 2025	% change	June 30, 2026	June 30, 2025	% change

	(in thousands, except percentages)
General and administrative expenses	$49,722	$40,238	24%	$94,880	$79,409	19%
% of revenue	12%	8%		11%	9%
General and administrative expenses for the three months ended June 30, 2026, increased $9.5 million or 24%, compared to the three months ended June 30, 2025. This increase was mainly driven by higher restructuring and transformation costs.
General and administrative expenses for the six months ended June 30, 2026, increased $15.5 million or 19%, compared to the six months ended June 30, 2025. This increase was mainly driven by higher restructuring and transformation costs, and an accrual for a litigation matter.

Financial and Other Income (Expense)

	Three Months Ended			Six Months Ended
	June 30, 2026	June 30, 2025	% change	June 30, 2026	June 30, 2025	% change

	(in thousands, except percentages)
Financial and other income (expense)	$319	$(1,801)	118%	$2,192	$501	338%
% of revenue	0.1%	(0.4)%		0.3%	0%
Financial and other income (expense) for the three months ended June 30, 2026, increased by $2.1 million or 118% compared to the three months ended June 30, 2025. This increase was due to higher interest income due to an increased average invested amount, partially offset by a lower negative impact of foreign exchange, including changes in fair value of financial instruments.
Financial and other income (expense) for the six months ended June 30, 2026, increased by $1.7 million or 338% compared to the six months ended June 30, 2025. This increase was due to higher financial interests income linked to an increased average invested amount, partially offset by higher interests and fees.

Provision for Income Taxes

	Three Months Ended			Six Months Ended
	June 30, 2026	June 30, 2025	% change	June 30, 2026	June 30, 2025	% change

	(in thousands, except percentages)
Provision for Income taxes	$3,576	$5,734	(38)%	$7,269	$16,192	(55)%
% of revenue	1%	1%		1%	1%
Provision for income tax expense for the three months ended June 30, 2026, decreased $(2.2) million or (38)% compared to the three months ended June 30, 2025. The decrease was driven by a decrease of profit before tax.
Provision for income tax expense for the six months ended June 30, 2026, decreased $(8.9) million or (55)% compared to the six months ended June 30, 2025. The decrease was driven by a decrease of profit before tax.
The provision for income taxes differs from the nominal standard French rate of 25.0% primarily due to the application of the reduced income tax rate on the majority of the technology royalties income in France.

Adjusted EBITDA
We define Adjusted EBITDA as our consolidated earnings before financial income (expense), income taxes, depreciation and amortization, adjusted to eliminate the impact of equity related compensation, which includes employee equity awards compensation and director fees for share purchases, employer social contribution expense related to employee equity award compensation, pension service costs, certain acquisition costs, certain restructuring and related costs, integration and transformation costs, and other nonrecurring or noncash items impacting net income that we do not consider indicative of our ongoing business performance. Adjusted EBITDA is not a measure calculated in accordance with GAAP. We have included Adjusted EBITDA because it is a key measure used by our management and board of directors to understand and evaluate our core operating performance and trends, to prepare and approve our annual budget and to develop short-term and long-term operational plans. Accordingly, we believe that Adjusted EBITDA provides useful information to investors and others in understanding and evaluating our results of operations in the same manner as our management and board of directors. Our use of Adjusted EBITDA has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our financial results as reported under GAAP. Some of these limitations are: (a) although depreciation and amortization are noncash charges, the assets being depreciated and amortized may have to be replaced in the future, and Adjusted EBITDA does not reflect cash capital expenditure requirements for such replacements or for new capital expenditure requirements; (b) Adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs; (c) Adjusted EBITDA does not reflect the potentially dilutive impact of equity-based compensation; (d) Adjusted EBITDA does not reflect tax payments that may represent a reduction in cash available to us; and (e) other companies, including companies in our industry, may calculate Adjusted EBITDA or similarly titled measures differently, which reduces their usefulness as a comparative measure. Because of these and other limitations, you should consider Adjusted EBITDA alongside our GAAP financial results, including net income.

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
	(in thousands, except percentages)
Net Income	$11,751	$22,920	$20,331	$62,931
Adjustments:
Financial expense (income)	(319)	1,796	(2,192)	(152)
Provision for income taxes	3,576	5,734	7,269	16,192
Equity related compensation, and related social contribution expenses (1)	16,626	21,543	30,448	37,423
Pension service costs	196	195	394	378
Depreciation and amortization expense	31,581	35,764	59,948	61,457
Restructuring, integration and transformation costs	9,888	556	20,050	2,427
Other noncash or nonrecurring events (2)	—	872	1,950	872
Total net adjustments	61,548	66,460	117,867	118,597
Adjusted EBITDA (3)	$73,299	$89,380	$138,198	$181,528
(1) Beginning in the second quarter of 2026, we are excluding employer social contribution expense related to employee equity award compensation. This recurring payroll cash expense is directly impacted by fluctuations in our stock price and therefore may not be indicative of our core operating performance. Prior period comparative amounts were not material and were not recast to conform to this new presentation.
(2) Includes costs related to nonrecurring litigation matters.
(3) Refer to the "Non-GAAP Financial Measures" section for the definition of this Non-GAAP metric.

The following table presents our Net Income and Adjusted EBITDA on a comparative basis:

	Three Months Ended			Six Months Ended
	June 30, 2026	June 30, 2025	% change	June 30, 2026	June 30, 2025	% change

	(in thousands, except percentages)
Net Income	$11,751	$22,920	(49)%	$20,331	$62,931	(68)%
Adjusted EBITDA	$73,299	$89,380	(18)%	$138,198	$181,528	(24)%
Net income decreased $(11.2) million, or (49)%, for the three months ended June 30, 2026 compared to the three months ended June 30, 2025, and Adjusted EBITDA decreased $(16.1) million, or (18)%, for the three months ended June 30, 2026 compared to the three months ended June 30, 2025. The decrease in net income and Adjusted EBITDA was primarily due to lower gross profit, partially offset by lower operating expenses.
Net income decreased $(42.6) million, or (68)%, for the six months ended June 30, 2026 compared to the six months ended June 30, 2025, and Adjusted EBITDA decreased $(43.3) million, or (24)%, for the six months ended June 30, 2026 compared to the six months ended June 30, 2025. The decrease in net income and Adjusted EBITDA was primarily due to lower gross profit.

Liquidity and Capital Resources
Our cash and cash equivalents, and restricted cash at June 30, 2026 were held for working capital and general corporate purposes, which could include acquisitions, and amounted to $252.3 million as of June 30, 2026. The $(90.0) million decrease in cash and cash equivalents, and restricted cash compared to December 31, 2025, resulted from a decrease of $(62.0) million in cash used for financing activities, a decrease of $(95.7) million in cash used for investing activities, partially offset by an increase of $68.5 million in cash provided by operating activities over the period. Our policy is to invest any cash in excess of our immediate requirements in investments designed to preserve the principal balance and provide liquidity. Accordingly, our cash and cash equivalents are invested primarily in demand deposit accounts that are currently providing only a minimal return.
As disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, on September 27, 2022, the Company entered into a new five year Revolving Credit Facility (as amended, the "RCF") that allows immediate access to an additional €407.0 million ($463.7 million) of liquidity. The RCF, combined with $252.2 million of cash and cash equivalents and $50.8 million of marketable securities provides total financial liquidity of $766.8 million as of June 30, 2026.
Overall, we believe that our current financial liquidity, combined with our expected cash flow generation in 2026, enables financial flexibility.
Share repurchase programs
For the six months ended June 30, 2026, we have repurchased $61.3 million of shares. During the year ended December 31, 2025, we completed a $152.1 million share repurchase.
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
Operating and Capital Expenditure Requirements
For the six months ended June 30, 2026 and 2025, our net capital expenditures were $(90.0) million and $(52.0) million, respectively, primarily related to the acquisition of servers and other data center equipment, and capitalized software development costs. We expect our capital expenditures to be approximately $190 million in 2026, as we plan to continue to build, reshape and maintain additional data center equipment capacity in all regions and we keep investing in our Commerce Intelligence Platform.
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
Historical Cash Flows
The following table sets forth our cash flows for the six months ended June 30, 2026 and June 30, 2025:

	Six Months Ended
	June 30, 2026	June 30, 2025

	(in thousands)
Cash flows provided by operating activities	$68,506	$60,944
Cash used in investing activities	$(95,671)	$(41,725)
Cash used in financing activities	$(61,962)	$(103,143)
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
For the six months ended June 30, 2026, net cash provided by operating activities was $68.5 million, consisting mostly of net income adjusted for certain noncash and nonoperating items, including amortization and provision expense of $52.0 million, and share based compensation expense of $29.7 million, partially offset by $(18.0) million of changes in working capital and $(21.6) million of changes in income taxes. The increase in cash flows from operating activities during the six months ended June 30, 2026, compared to the same period in 2025, was primarily due to improved working capital partially offset by lower net income.
Investing Activities
For the six months ended June 30, 2026, net cash used for investing activities was $95.7 million, primarily driven by capitalized software development costs and the acquisition of servers and other data center equipment and changes in investment securities. Cash used for investing activities increased during the six months ended June 30, 2026, compared to the same period in 2025, due to higher purchases of servers and other data center equipment.
Financing Activities
For the six months ended June 30, 2026, net cash used for financing activities was $62.0 million, due to the repurchasing of shares of $61.3 million. The decrease in cash used for financing activities during the six months ended June 30, 2026, compared to the same period in 2025, was mostly due to a decrease in the amount of shares repurchased.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market Risk
We are mainly exposed to foreign currency exchange rate fluctuations. There have been no material changes to our exposure to market risk during the six months ended June 30, 2026.

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
A hypothetical 10% increase or decrease of the Pound Sterling, the Brazilian real, the Japanese yen or the Euro against the U.S. dollar would have impacted the Condensed Consolidated Statements of Income as follows:

	Six Months Ended
	June 30, 2026		June 30, 2025

	(in thousands)
GBP/USD	+10%	-10%	+10%	-10%
Net income (loss) impact	$132	$(132)	$298	$(298)

	Six Months Ended
	June 30, 2026		June 30, 2025

	(in thousands)
BRL/USD	+10%	-10%	+10%	-10%
Net income (loss) impact	$29	$(29)	$77	$(77)

	Six Months Ended
	June 30, 2026		June 30, 2025

	(in thousands)
JPY/USD	+10%	-10%	+10%	-10%
Net income (loss) impact	$389	$(389)	$4,857	$(4,857)

	Six Months Ended
	June 30, 2026		June 30, 2025

	(in thousands)
EUR/USD	+10%	-10%	+10%	-10%
Net income (loss) impact	$(427)	$427	$(1,335)	$1,335

Credit Risk and Trade Receivables
For a description of our trade receivables, please see "Note 5. Trade Receivables" in the Notes to the Unaudited Condensed Consolidated Financial Statements.

Item 4. Controls and Procedures
Disclosure Controls and Procedures
Based on their evaluation as of June 30, 2026, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective to provide reasonable assurance that (i) the information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and (ii) such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
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
Item 1A. Risk Factors
As described in the introduction to the Notes to our Condensed Consolidated Financial Statements and in Note 17 (Subsequent Events), on July 29, 2026, we completed our redomiciliation from France to Luxembourg through the cross-border conversion of Criteo S.A. from a French public limited liability company to a Luxembourg public limited liability company (the "Conversion"). In connection with the Conversion, we terminated our ADS structure and listed our Ordinary Shares directly on Nasdaq. Because the Conversion, including the resulting change from French to Luxembourg governing law, and the replacement of the ADSs with directly listed Ordinary Shares, each affected a substantial number of the risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2025 (the "2025 Form 10-K"), we have set forth below a complete presentation of our risk factors rather than a description limited to material changes since the 2025 Form 10-K. The risk factors set forth below update, restate and supersede in their entirety the risk factors previously disclosed in Part I, Item 1A of the 2025 Form 10-K.

Investing in our Ordinary Shares involves a high degree of risk. You should carefully consider the following risks and all other information contained in this Quarterly Report on Form 10-Q ("Form 10-Q"), including our consolidated financial statements and the related notes thereto, before investing in our Ordinary Shares. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, also may become important factors that affect us. If any of these risks materialize, our business, financial condition and results of operations could be materially harmed. In that case, the trading price of our Ordinary Shares could decline, and you may lose some or all your investment.

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

More specifically, the rapid development and adoption of generative AI is changing how consumers discover products and content and how advertising is created, purchased and delivered. AI-powered search could disintermediate existing advertising channels, reduce the open web and commerce media inventory on which we rely, among others, and alter the competitive dynamics of our industry in ways we may not be able to predict. As a result, our solutions could become less competitive or obsolete, which could materially and adversely affect our business, results of operations and financial condition.

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

As with all technology-driven businesses, Criteo is also exposed to risks of fraudulent or malicious activity, including non-human traffic, which can disrupt or degrade the proper functioning of the Criteo AI Engine. For example, automated bots or other deceptive mechanisms may artificially inflate click metrics or misattribute ad interactions, distorting campaign performance. The risk of such fraudulent activity is heightened in higher-value formats such as online video and CTV, where inventory CPM is greater.

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

In December 2025, the CNIL published final recommendations on multi-device consent, establishing conditions under which consent choices may be propagated across multiple devices linked to the same user account, requiring full symmetry between the scope of consent and the scope of refusal, enhanced first-layer disclosures, and specific conflict-resolution mechanisms for authenticated and non-authenticated environments. The CNIL has also announced that it will publish, during 2026, a framework for cross-domain consent governing the validity of a single consent signal across multiple sites or media properties belonging to the same group. These developments may require modifications to the consent collection and management architecture on which our publisher and retailer partner integrations depend.

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

Recent legal developments in the U.S. have raised questions regarding aspects of the EU-U.S. Data Privacy Framework, including the role of the U.S. Federal Trade Commission. The European Commission has indicated that it is analyzing the implications of those developments. Any future changes to the EU-U.S. Data Privacy Framework or other mechanisms governing transfers of personal data between the EU and the U.S. could increase our compliance obligations and adversely affect our business.

Our redomiciliation to Luxembourg by way of cross-border conversion of the Company from a French public limited liability company to a Luxembourg public limited liability company (the “Conversion”) does not, in itself, alter the identity of our lead supervisory authority under the GDPR. Under Article 56 of the GDPR, the lead supervisory authority is determined by the location of a company's principal EU establishment, defined as the place where decisions on the means and purposes of data processing are effectively and actually taken. As our core advertising technology operations, data governance functions, and management decisions in respect of our data processing activities remain based in France, we believe the CNIL continues to serve as our lead supervisory authority for the purposes of cross-border data processing under the GDPR. However, following the Conversion, the Luxembourg Commission Nationale pour la Protection des Données (the “CNPD”) could take the position that Criteo's registered office and statutory governance in Luxembourg constitute a new principal establishment and assert supervisory competence over future GDPR proceedings. Any such determination could affect the handling of future complaints, investigations, or enforcement actions, alter our established relationships with EU data protection authorities, and require us to build a new regulatory relationship with the CNPD, any of which could have a material impact on our business, results of operations, or financial condition.

In 2018, the State of California adopted the California Consumer Privacy Act of 2018 ("CCPA"), which went into effect on January 1, 2020, and requires covered companies to, among other things, provide new disclosures to California consumers and afford such consumers new abilities to opt out of the sale of their personal information. The California Privacy Rights Act (the “CPRA”), which both amends and expands the scope of the CCPA and creates additional privacy rights and protections for California consumers with respect to their personal information and additional obligations on businesses became effective January 1, 2023.

California’s privacy regulations continue to evolve with new rules on data broker registration, automated decision-making and cybersecurity audits, and enforcement activity is accelerating.

In September 2025, the California Privacy Protection Agency (the “CPPA”) approved final regulations under the CCPA that significantly expand business obligations and consumer rights in California, including mandatory risk-assessments and annual cybersecurity audits for certain businesses; new rules governing the use of automated decision-making technology in connection with “significant decisions” about consumers; and enhanced disclosures, consent/opt-out mechanisms and documentation requirements in connection with consumer privacy rights. Risk assessment compliance began on January 1, 2026, with submission of attestations to the CPPA due by April 1, 2028. New requirements governing the use of automated decision-making technology in connection with "significant decisions" about consumers (such as decisions affecting financial services, employment, or healthcare) will take effect on January 1, 2027 for businesses already using such technology. Cybersecurity audit certifications are due to the CPPA on a phased schedule based on annual revenue. Because the ultimate reach and enforcement of these obligations continue to evolve, implementing these rules could require significant changes to our data collection, processing, governance, audit, and compliance frameworks. In addition, in December 2025, the CPPA issued Enforcement Advisory No. 2025-01 reminding data brokers of their mandatory annual registration and fee payment obligations under California's Delete Act, and of their obligation to fulfill consumer deletion requests submitted through California's Delete Request and Opt-Out Platform (DROP), which became operational on January 1, 2026. We registered as a data broker in California in January 2026 and are therefore subject to annual registration renewal, deletion-request fulfillment obligations, and any further regulatory guidance or enforcement action the CPPA may issue with respect to data broker obligations.

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

In April 2026, House Republicans introduced the Securing and Establishing Consumer Uniform Rights and Enforcement over Data Act (the "SECURE Data Act," H.R. 8413), the first comprehensive federal privacy bill of the 119th Congress. If enacted, the SECURE Data Act would establish national consumer rights to access, correct, delete, and opt out of targeted advertising and data sales, impose data minimization and consent obligations on data controllers, and create a federal data broker registry administered by the Federal Trade Commission. The bill would also fully preempt existing state privacy laws, including the CCPA and CPRA. If a comprehensive federal privacy law is ultimately enacted, it could impose new or different compliance obligations on us, alter or displace some of the state-law requirements with which we currently comply, or affect our obligations as a registered data broker, any of which could require significant changes to our data-handling practices and may adversely affect our business. We cannot predict the full effect of these laws and regulations on our business, but adapting our business to comply with them could involve substantial resources and expense, regulatory exposure, and may cause us to divert resources from other aspects of our business, all of which may adversely affect our business.

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

Beyond privacy, AI regulation is emerging as a major compliance frontier. Given our long history developing, using, and innovating through AI with the Criteo AI Engine, this could increase costs or restrict opportunities. Compliance with existing, expanding, or new laws and regulations regarding AI or use of data to train AI, including the EU AI Act adopted on July 12, 2024 and other data protection laws, may involve significant costs or require changes in products or business practices that could adversely affect our results of operations. In November 2025, the European Commission published the Digital Omnibus on AI Regulation Proposal, which would amend the AI Act by introducing flexible timelines for compliance with high-risk AI obligations, expanding the supervisory role of the European Artificial Intelligence Office, allowing sensitive data processing for bias mitigation and adjusting registration burdens and proportionality requirements. These reforms may require us to modify how we access, train or deploy foundation models or general-purpose AI, undertake additional documentation, governance, oversight and monitoring, and align with evolving definitions of what constitutes an AI “system” or “provider.” The Digital Omnibus on AI Regulation was adopted in June 2026 by the Council of the EU, and its effectiveness is expected to be imminent, subject to signature and publication in the EU Official Journal.

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
•compliance with (and liability for failure to comply with) applicable local laws and regulations, including, among other things, laws and regulations with respect to data protection and user privacy, data use, tax and withholding, labor regulations, anti-corruption, environment, consumer protection, economic sanctions, public health crises(including the outbreak of contagious disease and pandemics), spam and content, and AI, which laws and regulations may be inconsistent across jurisdictions;
•intensity of local competition for digital advertising budgets and internet advertising inventory;
•changes in a specific country’s or region’s political or economic conditions, including through elections;
•risks related to tariffs and trade barriers, pricing structure, payment and currency, including aligning our pricing model and payment terms with local norms, higher levels of credit risk and payment fraud, difficulties in invoicing and collecting in foreign currencies and associated foreign currency exposure, restrictions on foreign ownership and investments, and difficulties in repatriating or transferring funds from or converting currencies; and
•limited or unfavorable intellectual property (“IP”) protection.

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
•broaden our solutions portfolio to include additional marketing and monetization goals for commerce companies and consumer brands across the open Internet, including web, apps and stores;
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
•continuously improve the algorithms underlying Criteo AI Engine and apply state-of-the-art machine learning approaches and hardware; and
•continue to adapt to a changing regulatory landscape governing data use, data protection, privacy matters and AI.

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
•work with clients in new industry verticals through the agencies that manage their advertising budgets;
•hire personnel with relevant industry vertical experience to lead sales and product teams;
•provide high returns, and maintain such returns at scale, on advertising spend in such industries; and
•transparently measure the performance of such advertising spend based on clear, measurable metrics.

If we are unable to successfully adapt our offering to appeal to businesses in industries other than our core verticals, continue to build on our offerings to existing verticals or are unable to effectively market such solutions to businesses in such industries, we may not be able to achieve our growth or business objectives. Further, as we expand our client base and offering into new industry verticals, we may be unable to maintain our current client retention rates.

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

Our quarterly and annual results of operations fluctuate due to a variety of factors, many of which are outside of our control. Fluctuations in our results of operations could cause our performance to fall below the expectations of analysts and investors, and adversely affect the price of our Ordinary Shares. You should not rely on our past results as an indication of our future performance. Factors that may affect our quarterly results of operations include:

•the nature of our clients’ products or services, including the seasonal nature of our clients’ advertising spending;
•lengthy implementation cycles of new solutions resulting in expenses incurred without any guarantee of revenue generation;
•demand for our offering and the size, scope and timing of digital advertising campaigns;
•for certain parts of our business, the lack of long-term agreements with some of our clients and publishers;
•client and publisher retention, including concentration of any clients or publishers;
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
•consumers’ response to our clients’ advertisements, to online advertising in general and to tracking technologies for targeted or behavioral advertising purposes;
•our ability to control costs, including our operating expenses;
•network outages, errors in our technology or security breaches and any associated expense and collateral effects;
•foreign currency exchange rate fluctuations, as some of foreign transactions are denominated in local currencies;
•failure to successfully manage or integrate any acquisitions; and
•general economic and political conditions in our domestic and international markets, including public health crises (such as the outbreak of contagious disease or pandemics) and geopolitical conflicts.

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

In addition to existing regulatory requirements, new and pending cybersecurity-specific obligations impose formal audit and governance requirements on our business. In the U.S., the CPPA's final regulations, effective January 1, 2026, require certain covered businesses to conduct annual independent cybersecurity audits and submit certifications to the CPPA on a phased schedule based on annual revenue. These audit requirements introduce new disclosure obligations and could result in regulatory scrutiny if material cybersecurity vulnerabilities are identified in the audit process. In the EU, the Network and Information Security Directive 2 (NIS2), which member states were required to transpose into national law by October 2024, imposes enhanced cybersecurity risk-management measures, incident reporting obligations, and governance requirements on entities operating in certain sectors, including digital infrastructure and digital service providers. To the extent we are determined to be within the scope of NIS2 in any EU member state, we may be subject to mandatory security measures, reporting timelines, and supervisory oversight that increase our compliance obligations and operational costs.

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

To protect or enforce our IP rights, we may initiate litigation against third parties, which could be expensive, time-consuming and divert management’s attention from other business concerns. We may not prevail in any such lawsuits, and the damages or other remedies awarded, if any, may not be commercially valuable. Any increase in the unauthorized use of our IP may adversely affect our business, financial condition and results of operations.

The development and operation of AI systems, including the Criteo AI Engine, raise additional intellectual property risks that are not yet fully addressed by settled law or regulation. The use of data, including data derived from our clients' and publishers' digital properties, to train machine learning models may be subject to challenge under copyright, database rights, or contractual frameworks, and the extent to which outputs generated by AI systems are eligible for intellectual property protection remains legally uncertain across jurisdictions. In addition, the EU AI Act, which entered into force on July 12, 2024, and related frameworks impose transparency and documentation obligations in connection with training data for certain AI models, which may constrain how we compile and use training datasets.

The adoption of the Digital Omnibus on AI Regulation will trigger further compliance reassessment. Any successful challenge to our use of data for model training, or any finding that models developed using such data cannot be asserted as proprietary assets or are subject to third-party claims, could adversely affect our competitive position, results of operations, and business prospects.

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

Finally, our systems and the systems of our third-party providers are vulnerable to damage and increased costs from a variety of sources, some of which are outside of our control, including telecommunications failures, natural disasters, terrorism, power outages, a variety of other possible outages affecting data centers, increases in the price of energy needed to power and cool data centers, a decision to close any data center or the facilities of any other third-party provider earlier than initially scheduled, and malicious human acts, including hacking, computer viruses, malware/ransomware and other security breaches. Techniques used to obtain unauthorized access or to sabotage systems change frequently and generally are not recognized until launched against a target. As a result, we may be unable to anticipate some of these techniques or to implement adequate preventive measures.

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

Alternatively, we may need to re-engineer our offerings or discontinue certain functionalities provided by our technology. In addition, the terms of open source software licenses may require us to provide software that we develop using such software to others on unfavorable terms, such as by precluding us from charging license fees or by requiring us to disclose our source code. Any such restriction on the use of our own software, or our inability to use open source or third-party software, could disrupt our business or operations, or delay our development of future offerings or enhancements of our existing platform, which could impair our business.

Risks Related to the Ownership and Trading of our Ordinary Shares

The market price of our ADSs has historically been volatile. Following the Conversion, the market price of our Ordinary Shares may also be volatile, or it may decline, regardless of our operating performance.

The trading price of our ADSs significantly fluctuated in the past. Since the ADSs were sold at our initial public offering in October 2013 at a price of $31.00 per share, the price per ADS share has ranged from as low as $5.89 to as high as $60.95 through June 30, 2026. Following the Conversion, the trading price of our Ordinary Shares may also fluctuate significantly. Furthermore, there can be no assurance that the trading price of our Ordinary Shares following the Conversion will reflect or track the historical trading performance of our ADSs. The trading price of our Ordinary Shares depends on several factors, many of which are beyond our control and may not be related to our operating performance, including:

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
•investor sentiment with respect to our competitors, business partners or industry in general;
•price and volume fluctuations in the overall stock market, including due to trends in the economy as a whole;
•additional Ordinary Shares being sold into the market by us or the Company’s insiders;
•media coverage of our industry, business or financial performance or of the economy in general;
•media or other third-party publications or commentary, including speculation or rumors, regarding our business, prospects, strategic alternatives, potential acquisition proposals or other transactions involving the Company, which may be inaccurate, incomplete or misleading;
•developments in anticipated or new legislation or new or pending lawsuits or regulatory actions;
•other events or factors, including resulting from economic recessions, political conditions, natural disasters or weather events, cybersecurity incidents, pandemics, war, terrorism or other catastrophic events or responses; and
•any other risks identified in our most recent Annual Report on Form 10-K, as amended, and in this Form 10-Q.

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

The Lux Articles and Luxembourg corporate law contain provisions that may delay or discourage a sale of the Company.

Provisions contained in the Lux Articles and Luxembourg corporate law could make it more difficult for a third party to acquire us, even if doing so might be beneficial to our shareholders. These provisions include, but are not limited to, the following:

•extraordinary shareholder decisions, including to approve mergers, require a two-third majority of the votes cast at a duly convened shareholders’ meeting where the applicable quorum requirements are met (i.e., at least one half of the share capital with the right to vote is present or represented at a duly convened first meeting or, if such quorum is not reached, at least one-third of the share capital with the right to vote is present or represented a duly convened second meeting);
•shareholder decisions cannot be made by written circular form, shareholders can exercise their voting rights at shareholders’ meetings;
•pursuant to the Lux Articles, in order for an acquiring person or group of persons acting in concert to require the sale of all remaining Ordinary Shares following an offer for the acquisition of all shares in the Company, the Board of Directors with at least a two-thirds majority of the directors present or represented must recommend to the Company’s shareholders that they accept the offer, and during a specified offer period of at least one month the offer or must acquires a number of shares which, together with the shares already owned by such offer or prior to the offer, represents at least 95% of the Ordinary Shares in issue; and
•shareholders who oppose certain merger transactions that would result in their acquisition of shares in a company governed by the laws of a EU member state other than the Grand Duchy of Luxembourg would have the right to instead transfer their shares to the merging companies, the remaining shareholders of the merging companies or third parties (in agreement with the merging companies) for adequate cash compensation, subject to certain procedures and conditions.

The Lux Articles contain a provision enabling an acquiring person or group of persons acting in concert to require the sale of all remaining shares of Criteo following an offer for the acquisition of all shares in the Company subject to meeting certain criteria.

The Lux Articles include a provision enabling an acquiring person or group of persons acting in concert to require the sale of all remaining shares of Criteo following an offer for the acquisition of all shares in the Company (provided that the Board with at least a two-thirds majority of the directors present or represented recommends to the Company’s shareholders that they accept the offer) if, during a specified offer period of at least one month, the offeror acquires a number of shares which, together with the shares already owned by such offeror prior to the offer, represents at least 95% of the shares of Lux Criteo in issue. Such sale must be made on the same terms and subject to the same conditions as the offer for all shareholders. This provision may require certain shareholders to sell their shares at a price and time, and pursuant to a process, determined in accordance with the Lux Articles, which may not reflect the value and terms on which all shareholders would otherwise be willing to sell. Enforcement of this provision requires adherence to procedural requirements as set forth in the Lux Articles, some of which may be complex, and shareholders may challenge an offeror who attempts to enforce this provision. There can be no assurance that this provision will be enforceable by an offeror without delay or complication, without incurring additional costs or at all.

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

There is the risk that we may be subject, from time to time, to challenges arising from the activities of hedge funds, short sellers or similar individuals who may not have the best interests of shareholders or the Company in mind. Reports or other publications prepared and disseminated by such hedge funds or short sellers may cause significant fluctuations in our stock price based on temporary or speculative market perceptions or other factors that do not necessarily reflect the underlying fundamentals and prospects of our business, and could cause the price of our Ordinary Shares or trading volume to decline.

Furthermore, responding to such activities could be costly and time-consuming and may be intended to, and may in fact, divert the attention of our Board and senior management from the pursuit of our business strategies and adversely affect our business.

We do not currently intend to pay dividends on our securities and, consequently, the ability to achieve a return on your investment will depend on appreciation in the price of the Ordinary Shares. In addition, Luxembourg law may limit the amount of dividends we are able to distribute.

We have never declared or paid any cash dividends on our Ordinary Shares (including those previously represented by our ADSs) and do not currently intend to do so for the foreseeable future. We currently intend to invest our future earnings, if any, to fund our growth, both organic and inorganic. If we do decide to declare and pay dividends, dividend withholding tax (currently at a rate of 15%) may arise in respect of dividends paid on our Ordinary Shares. A Luxembourg withholding tax levied at a rate of 15% is due on dividends and distributions assimilated thereto to Criteo’s shareholders. Certain exemptions or reductions in the withholding tax may apply, but it will be up to the holders of Criteo shares to claim any available refunds from the Luxembourg tax authority. Criteo will be required to withhold at such rate from distributions to the shareholder and to pay such withheld amounts to the Luxembourg tax authorities within eight days following the distribution. Criteo recommends that each shareholder consults his or her own tax advisor as to the tax consequences of holding shares in and receiving share capital, share premium and dividend payments from Criteo.

In addition, we have used a portion of our available liquidity to repurchase our shares in the past, and we may continue to do so from time to time in the future. Any such repurchases we make will be limited by Luxembourg law and our articles of association (the “Lux Articles”). In particular, such repurchases must be made within the limits of the shareholder authorization set out in the Lux Articles, may not have the effect of reducing our net assets below the amount of the subscribed share capital plus non-distributable reserves and may only relate to fully paid-up shares, with voting rights attached to treasury shares being suspended.

The determination of whether we have been sufficiently profitable to pay dividends is made in accordance with the provisions set out in Luxembourg law and on the basis of our statutory financial statements prepared and presented in accordance with accounting principles generally accepted in Luxembourg. Subject to the requirements of Luxembourg law and the Lux Articles, the allocation of the balance of annual net profits is determined at the general meeting of shareholders as a payment of dividend, transfer to a reserve account or profits carried forward. Interim dividends may be distributed by the Board at any time, subject to the requirements of Luxembourg law and the Lux Articles. As permitted by Luxembourg law, the Lux Articles authorize the declaration of dividends more frequently than annually (i.e., interim dividends) so long as the amount of such interim dividends does not exceed the profits made since the end of the last financial year for which the annual accounts have been approved, if any, increased by profits carried forward and distributable reserves, and reduced by losses carried forward and sums to be allocated to a legal reserve allocated from our net profits. Therefore, we may be more restricted in our ability to declare dividends than companies not based in Luxembourg.

Finally, exchange rate fluctuations may affect the amount of euros that we are able to distribute, and the amount in U.S. dollars that our shareholders receive upon the payment of cash dividends or other distributions we declare and pay in euros, if any. These factors could harm the value of our Ordinary Shares, and, in turn, the U.S. dollar proceeds that holders receive from the sale of Ordinary Shares.

Because you are not likely to receive any dividends on your Ordinary Shares for the foreseeable future, the success of an investment in Ordinary Shares will depend upon any future appreciation in their value. Consequently, investors may need to sell all or part of their holdings of Ordinary Shares after price appreciation, which may never occur, as the only way to realize any future gains on their investment.

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

Maturity of this facility is in September 2028. While we anticipate that our existing cash and cash equivalents and short-term investments will be sufficient to fund our operations for at least the next 12 months, we intend to continue growing our business, including through retail media, and as such, we cannot assure that we will be able to generate sufficient cash flow from operations or that future borrowings will be available under our General RCF in an amount sufficient to fund, among other things, the capital requirements of retail media, new product development, or our future working capital needs. If we may need to raise additional capital to fund operations and growth in the future or to finance acquisitions and adequate funds are not available on acceptable terms, we may be unable to fund the expansion of our research and development and sales and marketing efforts, the development of new features or enhancements to our products, increase working capital, take advantage of acquisition or other opportunities, or adequately respond to competitive pressures which could seriously harm our business and results of operations.

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

Your right as a holder of Ordinary Shares to participate in any future preferential subscription rights on a pro rata basis may be limited or withdrawn, which may cause dilution to your holdings.

According to Luxembourg law, if we issue additional securities for cash, current shareholders will have preferential subscription rights for these securities proportionally to their shareholding in the Company unless such rights are limited or withdrawn by resolution of an extraordinary general meeting of shareholders (adopted with a quorum of at least half of the issued share capital and a two-thirds majority of the votes validly cast) or to the extent the Board deems such limitation or withdrawal advisable for any issuance within the scope of our authorized share capital for a period of five years from the effective time of the Conversion. In addition, a shareholder may not be able to exercise the shareholders’ preferential right on a timely basis or at all, unless the shareholder complies with the requirements set forth under Luxembourg law and applicable laws in the jurisdiction in which the shareholder is resident, particularly in the U.S. As a result, the shareholding of such shareholders may be materially diluted in the event of future share issuances. Moreover, in the case of an increase in capital by a contribution in kind, no preferential rights of the existing shareholders exist. Participation in such preferential subscription rights will further be subject to applicable securities laws, which may in some cases restrict a shareholder’s participation or require us to register such issuances under the Securities Act or for shareholders to rely on an exemption from such registration, if available.

Our shareholders may face more challenges in protecting their interests compared to shareholders of a U.S. corporation, and will have different rights as shareholders as those of U.S. corporations, which could adversely impact the trading of our Ordinary Shares and our ability to pursue equity financings.

The rights of our shareholders and the responsibilities of our directors and officers under Luxembourg law are different from those applicable to a corporation incorporated in the U.S. In addition, the laws governing the securities of Luxembourg companies may not be as extensive as those in effect in the U.S., and Luxembourg laws and regulations in respect of corporate governance matters may not be as protective nor offer the same level of protection for minority shareholders as state corporation laws do in the U.S.

For example, neither the Lux Articles nor Luxembourg law provide for appraisal rights for dissenting shareholders in certain extraordinary corporate transactions that may otherwise be available to shareholders under certain U.S. state laws. Therefore, our shareholders may find it more difficult or challenging to protect their interests in connection with actions taken by our directors and officers or our principal shareholders than they would as shareholders of a corporation incorporated in the U.S. As a result, the trading of our Ordinary Shares and our ability to pursue equity financings could be adversely impacted.

Tax Risk Factors

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

We cannot provide any assurance as to what our worldwide effective tax rate will be because of, among other things, uncertainty regarding the amount of business activities and profits in any particular jurisdiction in the future and the tax laws of such jurisdictions. Our actual worldwide effective tax rate may vary from our expectation and that variation may be material.

Although we do not expect Luxembourg taxes to materially affect our worldwide effective corporate tax rate, we will be subject to additional corporate taxes in Luxembourg following the Conversion. Luxembourg imposes corporate income tax plus municipal business tax and surcharges for Luxembourg resident companies at an effective tax rate, currently, of 23.87% (for companies registered in Luxembourg City). We also will be subject to Luxembourg net wealth tax at the rate of 0.5% levied on the net assets of Lux Criteo. Certain exemptions, either under domestic law or under an applicable tax treaty, may apply in respect of income and gains from certain assets. Namely, Luxembourg tax law provides for a participation exemption regime pursuant to which (a) dividends and capital gains (subject to the recapture rules) derived from qualifying participations are exempt from income tax and municipal business tax and (b) shares in qualifying participations are exempt from net wealth tax. Pursuant to the recapture rules, any expenses incurred during the year in which a dividend is received or a capital gain is realized, and that are economically connected to the exempt participation, are deductible only to the extent that they exceed the amount of the exempt dividend or capital gain for the relevant year. Accordingly, any capital gains realized upon the disposal of a qualifying participation would be taxable up to the amount of expenses and write-downs previously deducted and economically related to the exempt participation. The claw-back of such recapture expenses can be offset against available carried-forward tax losses, which should have arisen as a result of the prior deduction of the expenses.

Moreover, under the tax treaty concluded between Luxembourg and France, (i) profits of Lux Criteo that are allocable to a permanent establishment it maintained in France are exempt from Luxembourg corporate income tax and municipal business tax and (ii) assets of Lux Criteo that are held through a permanent establishment in France are exempt from net wealth tax.

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

Holders of our Ordinary Shares may suffer adverse tax consequences if we are treated as a “passive foreign investment company” for U.S. federal income tax purposes.

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

As the value of our assets for purposes of the above-mentioned PFIC asset test will generally be determined by reference to the market value of our Ordinary Shares, the determination of whether we will be or become a PFIC will depend in large part upon the market value of our Ordinary Shares, which we cannot control.

Accordingly, fluctuations in the market price of our Ordinary Shares may cause us to become a PFIC for the current taxable year or future taxable years. The determination of whether we will be or become a PFIC will also depend, in part, upon the nature of our income and the valuation of our assets, including goodwill, which are subject to change from year to year. Moreover, as we have valued our goodwill based on the market value of our Ordinary Shares, a decrease in the price of Ordinary Shares may also result in becoming a PFIC. The composition of our income and assets may also be affected by how, and how quickly, we use our liquid assets.

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

If we were to be classified as a PFIC for any taxable year during which a U.S. Holder1 holds our Ordinary Shares, we would continue to be treated as a PFIC with respect to that U.S. Holder for such taxable year and, unless the U.S. Holder makes certain elections, for future years even if we cease to be a PFIC. The U.S. Holder may be subject to adverse tax consequences, including (1) the treatment of all or a portion of any gain on disposition of our Ordinary Shares as ordinary income (and therefore ineligible for the preferential rates that apply to capital gains with respect to non-corporate U.S. persons), (2) the application of an interest charge with respect to such gain and on the receipt of certain dividends on our Ordinary Shares and (3) required compliance with certain reporting requirements. Each U.S. Holder is strongly urged to consult its tax advisor regarding the application of these rules and the availability of any potential elections.

For further information regarding the U.S. federal income tax considerations relevant to our potential status as a PFIC, please see the section entitled “U.S. Federal Income Tax Considerations for U.S. Holders-PFIC Rules” in our most recent Annual Report on 10-K.

If a U.S. Holder is treated as owning at least 10% of our Ordinary Shares, such person may be subject to adverse U.S. federal income tax consequences.

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

1 A U.S. Holder is (1) a legal and/or a beneficial owner of our Ordinary Shares and (2) a U.S. person for U.S. federal income tax purposes, specifically: (i) an individual who is a citizen or resident of the United States for U.S. federal income tax purposes; (ii) a corporation, or other entity treated as an association taxable as a corporation for U.S. federal income tax purposes, that is created in, or organized under the law of the United States, any state thereof or the District of Columbia; (iii) an estate the income of which is includible in gross income for U.S. federal income tax purposes regardless of its source or whether or not the income is effectively connected with the conduct of a U.S. trade or business; (iv) a trust, the administration of which is subject to the primary supervision of a U.S. court and which has one or more U.S. persons who have the authority to control all substantial decisions of the trust; or (v) a person that has otherwise validly elected to be treated as a U.S. person under the U.S. Internal Revenue Code of 1986 (as amended).

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

The determinations of CFC status and U.S. Shareholder status are complex and includes attribution rules, the application of which are not entirely certain. We cannot provide any assurances that we will assist investors in determining whether any of our non-U.S. subsidiaries is treated as a CFC or whether any investor is a U.S. Shareholder, or that we will furnish to any U.S. Shareholders information that may be necessary to comply with the aforementioned obligations. A U.S. Holder should consult its advisors regarding the potential application of these rules to an investment in our Ordinary Shares.

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

Legislative, regulatory, administrative, shareholder or third party action, including in connection with or as a result of the Conversion, or changes to or implementation of laws, rules, regulations or policies or the interpretations thereof could materially and adversely affect our business, results of operations and financial condition.

We are subject to a wide variety of EU, U.S., Luxembourg and all other jurisdictions’ laws, rules, regulations and policies, which may change or be subject to differing interpretations. Changes in or new interpretations of applicable laws and regulations, including through regulatory enforcement actions or policy changes, could increase our compliance costs, require changes to our operations, or otherwise materially and adversely affect our business, results of operations, and financial condition.

Following the Conversion, we face uncertainty with respect to certain business relationships and ongoing costs.

As a result of the Conversion, certain relationships, including with employees, landowners, suppliers, lenders, partners, governments, lobbying professional organizations and shareholders, may be subject to disruption due to ongoing uncertainty associated with the recent completion of the Conversion, contractual termination, default, acceleration or similar provisions that may be triggered, deemed to be triggered or claimed to be triggered as a result of the Conversion or potentially negative publicity resulting from the Conversion, any of which could adversely affect our business and operations.

As a Luxembourg company, we may incur additional operating, accounting and audit costs, which may be more than initially expected or planned for in connection with the Conversion. For example, we will hold meetings of the Board and annual general meetings of shareholders in Luxembourg, which will result in additional costs. We also have increased our presence in Luxembourg and expect to incur costs and expenses, including professional fees, to comply with Luxembourg corporate, tax and other laws and regulations. In addition, the Company is required to appoint and bear the cost of a statutory auditor (réviseur d’entreprises agréé) to audit its standalone annual accounts, which will be prepared in accordance with Luxembourg GAAP, and its consolidated financial statements. The Company intends to seek approval from the Luxembourg Ministry of Justice to prepare and file its statutory consolidated financial statements under U.S. GAAP, rather than International Financial Reporting Standards (“IFRS”) as adopted by the EU, given its listing on a regulated U.S. stock exchange. The audited standalone annual accounts, prepared in accordance with Luxembourg GAAP, and consolidated financial statements will be filed with the Luxembourg Trade and Companies Register within seven months of the end of each financial year. In addition, the Company will prepare consolidated financial statements under U.S. GAAP for SEC reporting purposes. In the event that the Company ceases, in the future, to prepare its consolidated financial statements in accordance with U.S. GAAP, the Company will instead be required to prepare, have audited, and file consolidated financial statements in accordance with IFRS as adopted by the EU with the Luxembourg Trade and Companies Register. The Company also operates in multiple jurisdictions, and certain indirect tax costs are expected to be incurred in jurisdictions in which Criteo has subsidiaries. These costs may have a material impact on our financial condition.

As a Luxembourg company, we face legal requirements and limitations on company governance and actions which may negatively impact our ability to manage the company and respond to market conditions.

We are subject to Luxembourg law and regulations. Certain legal limitations and regulatory requirements may impose constraints on how we operate and actions we may undertake, including restrictions related to corporate governance, financial reporting, tax obligations and compliance with EU directives and regulations. Luxembourg law further imposes specific requirements regarding the structure and governance of companies which could limit flexibility in decision-making or lead to increased operational complexity.

The Lux Articles contain an exclusive forum provision that could limit a shareholder’s ability to bring a claim in a judicial forum that the shareholder believes is favorable for such disputes and may discourage lawsuits against us or any of our directors, officers or other employees.

The Lux Articles provide that the competent courts in the Grand Duchy of Luxembourg will be the exclusive forum for any disputes arising out of or in connection with the Lux Articles, notably (i) any derivative action or proceeding brought on behalf of the Company, (ii) any action asserting a claim of breach of a fiduciary or other duty owed by any director, officer or other employee of the Company to the Company or the Company’s shareholders, (iii) any action asserting a claim arising pursuant to any provision of the Luxembourg Company Law, or (iii) any action or proceeding asserting a claim or otherwise related to the affairs of the Company. However, the foregoing does not apply to (x) suits brought to enforce any liability or duty created by the Exchange Act or the rules and regulations promulgated thereunder or any other claim for which the U.S. federal courts have exclusive jurisdiction and (y) any complaint asserting a cause of action arising under the Securities Act, for which the federal district courts of the United States of America are, to the fullest extent permitted by law, the sole and exclusive forum for the resolution thereof unless the Company consents in writing to the selection of an alternative forum. The exclusive forum provisions in the Lux Articles do not relieve us of our duties to comply with U.S. federal securities laws and the rules and regulations thereunder and, accordingly, actions by our shareholders to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder must be brought in U.S. federal courts. Our shareholders will not be deemed to have waived our compliance with these laws, rules and regulations.

The exclusive forum provisions in the Lux Articles may limit a shareholder’s ability to bring a claim in a judicial forum of its choosing for disputes with the Company or its directors, officers or other employees, which may discourage lawsuits against us or our directors, officers or other employees. In addition, shareholders who do bring a claim in the Grand Duchy of Luxembourg or in the federal district courts of the U.S. could face additional litigation costs in pursuing any such claim, particularly in case they do not reside in or near such respective jurisdictions. The court in the designated forum under our exclusive forum provisions may also reach different judgments or results than would other courts, including courts where a shareholder would otherwise choose to bring the action, and such judgments or results may be adverse to our shareholders. Further, the enforceability of similar exclusive forum provisions in other companies’ organizational documents has been challenged in legal proceedings, and it is possible that a court could find any of our exclusive forum provisions to be inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings. If a court were to find all or any part of our exclusive forum provisions to be inapplicable or unenforceable in an action, we might incur additional costs associated with resolving such action in other jurisdictions.

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

If we fail to maintain an effective system of internal controls, we may be unable to accurately report our financial results or prevent fraud, and investor confidence and the market price of our Ordinary Shares may be adversely impacted.

As a public company, we are required to maintain internal controls over financial reporting (“ICFR”) and to report any material weaknesses in such internal control. In addition, we are required to submit a report by management to the Audit Committee and external auditors on the effectiveness of our ICFR pursuant to Section 404 of the Sarbanes-Oxley Act (“SOX”) and our independent registered public accounting firm is required to attest to the effectiveness of our ICFR. If we identify material weaknesses in our ICFR, if we are unable to comply with the requirements of Section 404 of SOX in a timely manner or assert that our ICFR are effective, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our ICFR when required, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of Ordinary Shares may be adversely impacted, and we could become subject to investigations by the stock exchange on which our securities are listed, the SEC, or other regulatory authorities, which could require additional financial and management resources.

Luxembourg insolvency laws may offer our shareholders less protection than they would have under U.S. insolvency laws.

We are subject to Luxembourg insolvency laws in the event any insolvency proceedings are initiated against us including, among other things, Council Regulation (EC) No. 2015/848 of May 20, 2015, on insolvency proceedings (recast), as amended. Should courts in another European country determine that they have jurisdiction over us, such courts may apply the insolvency laws of that country in accordance with and subject to such EU regulations. Insolvency laws in Luxembourg or the relevant other European country, if any, may offer our shareholders less protection than they would have under U.S. insolvency laws and make it more difficult for them to recover the amount they could expect to recover in a liquidation under U.S. insolvency laws.

Investors may have difficulty enforcing civil liabilities against us or any of our directors, officers or other employees.

The Company is organized under the laws of Luxembourg. Certain of our directors and members of senior management, and those of certain of our subsidiaries, are non-residents of the U.S., and all or a substantial portion of our assets and the assets of such persons are located outside the U.S.. As a result, it may not be possible to serve process on such persons or us in the U.S. or to enforce judgments obtained in U.S. courts against them or us based on civil liability provisions of the securities laws of the U.S.

As there is no treaty in force governing the reciprocal recognition and enforcement of judgments in civil and commercial matters between the U.S. and the Grand Duchy of Luxembourg, courts in Luxembourg will not automatically recognize and enforce a final judgment rendered by a U.S. court. A valid final, non-appealable and conclusive judgment against a company incorporated and existing in Luxembourg obtained from a court of competent jurisdiction in the U.S. remains in full force and effect after all appeals as may be taken in the relevant state or federal jurisdiction with respect thereto have been taken, may be entered and enforced through a court of competent jurisdiction of Luxembourg, subject to compliance with the enforcement procedures (exequatur) set out in the relevant provisions of the Luxembourg New Code of Civil Procedure (Nouveau Code de Procédure Civile) and Luxembourg case law, being:

(i)the judgment of the U.S. court is final and enforceable (executoire) in the U.S.;
(ii)the U.S. court had indirect jurisdiction over the subject matter leading to the judgment (that is, there was a distinctive link between the U.S. court and the subject matter and the U.S. court did not infringe upon the exclusive jurisdiction of the Luxembourg courts);
(iii)the trial leading to the judgment of the U.S. court was fair (that is namely the counterparty had the opportunity to appear and, if it appeared, to present a defense), the decision of the foreign court must not have been obtained by fraud, but in compliance with the rights of the defendant;
(iv)the judgment of the U.S. court does not contravene Luxembourg international public policy; and
(v)the U.S. court proceedings were not of a criminal or tax nature.

Subject to the above conditions, Luxembourg courts do currently not review the merits of judgments rendered by the U.S. courts even though there is no statutory prohibition of such review. In case of court proceedings in a Luxembourg court, the Luxembourg court may require that the judgment obtained in a U.S. court and the enforcement of which is sought in Luxembourg be translated into French, German or Luxembourgish. If an original action is brought in Luxembourg, without prejudice to specific conflict of law rules, Luxembourg courts may refuse to apply the designated law (i) if the choice of such foreign law was not bona fide, (ii) if the foreign law was not pleaded and proved or (iii) if pleaded and proved, such foreign law was contrary to mandatory Luxembourg laws or incompatible with Luxembourg public policy (ordre public). In an action brought in Luxembourg on the basis of U.S. federal or state securities laws, Luxembourg courts may not have the requisite power to grant the remedies sought. Also, an exequatur may be refused in respect of punitive damages. Furthermore, in the event of any proceedings being brought in a Luxembourg court in respect of a monetary obligation expressed to be payable in a currency other than euro, a Luxembourg court would have power to give a judgment expressed as an order to pay a currency other than euro. However, enforcement of the judgment against any party in Luxembourg would be available only in euro and for such purposes all claims or debts would be converted into euro, Under Luxembourg law, contractual provisions allowing the service of process against a party to a service agent could be overridden by Luxembourg statutory provisions allowing the valid serving of process against a party in accordance with applicable laws at the domicile of the party.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities by the issuer and Affiliated Purchasers
The following table provides certain information with respect to our purchases of our ADSs during the second fiscal quarter of 2026:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs(1)
April 1 to 30, 2026	—	$—	—	$190,170,521
May 1 to 31, 2026	830,707	$16.99	830,707	$176,047,537
June 1 to 30, 2026	912,297	$17.78	912,297	$159,818,065
Total	1,743,004		1,743,004
(1) On February 6, 2026, the Board of Directors authorized an increase of the previously authorized share repurchase program from up to $805.0 million to up to $959.0 million of the Company’s outstanding American Depositary Shares.
(2) Weighted average price paid per share excludes any broker commissions paid.
Item 5. Other Information
Trading Plans
During the three months ended June 30, 2026, no directors or Section 16 officers of the Company adopted or terminated any Rule 10b5-1 trading arrangement or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408 of Regulation S-K.

Item 6. Exhibits
Exhibit Index

Incorporated by Reference
Exhibit	Description	Schedule/ Form	File Number	Exhibit	File Date
3.1	Amended Articles of Association of Criteo S.A. (incorporated by reference from Exhibit 3.1 to the Current Report on Form 8-K, filed with the Commission on August 5, 2026).	8-K	001-36153	3.1	8/5/2026
31.1#	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended
31.2#	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended
32.1*	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended
10.1	Amendment effective July 29, 2026 by and among the Company and Société Générale, in its individual capacity and as Agent for the Lenders under the Multicurrency Revolving Facility Agreement, dated as of September 27, 2022.	8-K	001-36153	10.1	7/31/2026
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Link base Document
101.DEF	XBRL Taxonomy Extension Definition Link base Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File, formatted in Inline XBRL and contained in Exhibit 101.
#    Filed herewith.
*    Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CRITEO S.A.
(Registrant)

	By:	/s/ Sarah Glickman
Date: August 5, 2026	Name:	Sarah Glickman
	Title:	Chief Financial Officer
(Principal financial officer and duly authorized signatory)