Form 10-Q
period 2026-09-30
Criteo S.A.
filed 2026-11-04
CIK 1576427

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended September 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes  ☐      No ☒
          As of October 30, 2026, the registrant had 49,214,439 ordinary shares, nominal value €0.025 per share, outstanding.

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

CRITEO S.A.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(UNAUDITED)

	Notes	September 30, 2026	December 31, 2025
		(in thousands)
Assets
Current assets:
Cash and cash equivalents	4	$274,841	$342,038
Trade receivables, net of allowances of $14.3 million and $25.9 million at September 30, 2026 and December 31, 2025, respectively.	5	454,203	582,102
Income taxes	13	18,472	14,233
Other taxes		49,169	57,050
Marketable securities - current portion	4	27,976	23,242
Prepaid expenses and other current assets	7	60,370	53,210
Total current assets		885,031	1,071,875
Property and equipment, net		196,946	139,330
Intangible assets, net		138,740	151,853
Goodwill	6	531,193	535,761
Right of use assets - operating leases	9	134,615	134,205
Marketable securities - noncurrent portion	4	22,710	23,500
Noncurrent financial assets		8,018	8,314
Deferred tax assets		76,531	90,689
Other noncurrent assets	7	41,081	45,680
Total noncurrent assets		1,149,834	1,129,332
Total assets		$2,034,865	$2,201,207

Liabilities and shareholders' equity
Current liabilities:
Trade payables		$464,516	$566,046
Contingencies - current portion	15	9,474	9,229
Income taxes	13	1,729	27,528
Financial liabilities - current portion		8,545	11,360
Lease liability - operating - current portion	9	37,840	33,085
Other taxes		15,954	14,713
Employee - related payables		75,686	114,416
Other current liabilities	8	74,851	68,277
Total current liabilities		688,595	844,654
Deferred tax liabilities		5,116	5,285
Defined benefit plans	10	5,477	5,707
Lease liability - operating - noncurrent portion	9	99,487	105,277
Contingencies - noncurrent portion	15	23,614	22,729
Other noncurrent liabilities	8	29,952	31,826
Total noncurrent liabilities		163,646	170,824
Total liabilities		$852,241	$1,015,478

Shareholders' equity:
Common shares, €0.025 par value; 54,601,775 and 55,659,895 shares authorized; 49,228,895 and 55,659,895 shares issued; and 49,064,782 and 51,151,866 outstanding at September 30, 2026 and December 31, 2025, respectively.		$1,687	$1,871
Treasury stock, 164,113 and 4,508,029 shares at cost as of September 30, 2026 and December 31, 2025, respectively.		(3,520)	(120,853)
Additional paid-in capital		692,429	706,321
Accumulated other comprehensive loss		(76,669)	(68,879)
Retained earnings		530,188	630,750
Equity attributable to the shareholders of Criteo S.A.		1,144,115	1,149,210
Noncontrolling interests		38,509	36,519
Total shareholders' equity		1,182,624	1,185,729
Total liabilities and shareholders' equity		$2,034,865	$2,201,207
The accompanying notes form an integral part of these unaudited condensed consolidated financial statements.

CRITEO S.A.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

		Three Months Ended		Nine Months Ended
	Notes	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
		(in thousands, except per share data)

Revenue	16	$416,469	$469,660	$1,269,126	$1,403,765

Cost of revenue:
Traffic acquisition costs		176,108	181,526	522,924	559,190
Other cost of revenue		32,696	31,651	93,581	92,598

Gross profit		207,665	256,483	652,621	751,977

Operating expenses:
Research and development expenses		57,205	67,678	198,833	208,037
Sales and operations expenses		87,229	86,995	270,269	284,099
General and administrative expenses		42,278	50,181	137,158	129,590
Total operating expenses		186,712	204,854	606,260	621,726
Income from operations		20,953	51,629	46,361	130,251
Financial and other income (expense)	12	1,069	(21)	3,261	480
Income before taxes		22,022	51,608	49,622	130,731
Provision for income taxes	13	15,892	11,531	23,161	27,723
Net Income		$6,130	$40,077	$26,461	$103,008

Net income attributable to shareholders of Criteo S.A.		$5,578	$37,782	$24,585	$96,960
Net income attributable to noncontrolling interests		$552	$2,295	$1,876	$6,048

Weighted average shares outstanding used in computing per share amounts:
Basic	14	48,867,420	52,565,601	49,620,440	53,170,066
Diluted	14	49,795,181	53,760,200	50,428,024	55,356,346

Net income allocated to shareholders per share:
Basic	14	$0.11	$0.72	$0.50	$1.82
Diluted	14	$0.11	$0.70	$0.49	$1.75
The accompanying notes form an integral part of these unaudited condensed consolidated financial statements.

CRITEO S.A.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
	(in thousands)

Net income	$6,130	$40,077	$26,461	$103,008
Foreign currency translation differences, net of taxes	3,920	(2,134)	(8,663)	44,626
Actuarial gains on employee benefits, net of taxes	819	18	819	346
Other comprehensive income (loss)	$4,739	$(2,116)	$(7,844)	$44,972
Total comprehensive income	$10,869	$37,961	$18,617	$147,980
Attributable to shareholders of Criteo S.A.	$9,029	$36,693	$16,795	$140,188
Attributable to noncontrolling interests	$1,840	$1,268	$1,822	$7,792
The accompanying notes form an integral part of these unaudited condensed consolidated financial statements.

CRITEO S.A.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)

	Share capital		Treasury Stock		Additional paid-in capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Equity - attributable to shareholders of Criteo S.A.	Non controlling interest	Total equity
	Common shares		Shares
	(in thousands, except share data)
Balance at December 31, 2024	57,744,839	$1,931	(3,467,417)	$(125,298)	$709,580	$(108,768)	$571,744	$1,049,189	$31,908	$1,081,097
Net income	—	—	—	—	—	—	37,928	37,928	2,083	40,011
Other comprehensive loss	—	—	—	—	—	15,930	—	15,930	1,596	17,526
Issuance of ordinary shares	110,056	2	—	—	1,843	—	—	1,845	—	1,845
Change in treasury stocks(*)	—	—	(817,761)	(34,102)	(20,549)	—	(1,517)	(56,168)	—	(56,168)
Share-Based Compensation	—	—	—	—	16,615	—	—	16,615	48	16,663
Other changes in equity	—	—	—	—	—	—	(740)	(740)	2	(738)
Balance at March 31, 2025	57,854,895	$1,933	(4,285,178)	$(159,400)	$707,489	$(92,838)	$607,415	$1,064,599	$35,637	$1,100,236
Net income	—	—	—	—	—	—	21,250	21,250	1,670	22,920
Other comprehensive loss	—	—	—	—	—	28,387	—	28,387	1,175	29,562
Issuance of ordinary shares	—	—	—	—	52	—	—	52	—	52
Change in treasury stocks(*)	—	—	(1,242,357)	(31,434)	(15,396)	—	(1,498)	(48,328)	—	(48,328)
Share-Based Compensation	—	—	—	—	23,098	—	—	23,098	66	23,164
Other changes in equity	—	—	—	—	—	—	(83)	(83)	1	(82)
Balance at June 30, 2025	57,854,895	$1,933	(5,527,535)	$(190,834)	$715,243	$(64,451)	$627,084	$1,088,975	$38,549	$1,127,524
Net income	—	—	—	—	—	—	37,782	37,782	2,295	40,077
Other comprehensive income	—	—	—	—	—	(1,090)	—	(1,090)	(1,026)	(2,116)
Issuance of ordinary shares	—	—	—	—	—	—	—	—	—	—
Change in treasury stocks(*)	—	—	221,798	14,756	(22,333)	—	(3,370)	(10,947)	—	(10,947)
Share-Based Compensation	—	—	—	—	16,311	—	—	16,311	69	16,380
Other changes in equity	—	—	—	—	—	20	—	20	(1)	19
Balance at September 30, 2025	57,854,895	$1,933	(5,305,737)	$(176,078)	$709,221	$(65,521)	$661,496	$1,131,051	$39,886	$1,170,937
(*) On January 31, 2025, Criteo's board of directors authorized an extension of the share repurchase program to up to $805.0 million of the Company's outstanding American Depositary Shares. The change in treasury stocks is comprised of 3,643,186 shares repurchased at a weighted average price of $31.69 offset by 1,804,866 treasury shares used for RSUs vesting.

	Share capital		Treasury Stock		Additional paid-in capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Equity - attributable to shareholders of Criteo S.A.	Non controlling interest	Total equity
	Common shares		Shares
	(in thousands, except share data)
Balance at December 31, 2025	55,659,895	$1,871	(4,508,029)	$(120,853)	$706,321	$(68,879)	$630,750	$1,149,210	$36,519	$1,185,729
Net income	—	—	—	—	—	—	7,817	7,817	763	8,580
Other comprehensive loss	—	—	—	—	—	(8,440)	—	(8,440)	(719)	(9,159)
Issuance of ordinary shares	—	—	—	—	—	—	—	—	—	—
Change in treasury stocks(*)	—	—	(1,053,727)	(5,537)	(22,604)	—	(2,828)	(30,969)	—	(30,969)
Share-Based Compensation	—	—	—	—	15,000	—	—	15,000	59	15,059
Other changes in equity	—	—	—	—	—	—	196	196	(1)	195
Balance at March 31, 2026	55,659,895	$1,871	(5,561,756)	$(126,390)	$698,717	$(77,319)	$635,935	$1,132,814	$36,621	$1,169,435
Net income	—	—	—	—	—	—	11,190	11,190	561	11,751
Other comprehensive loss	—	—	—	—	—	(2,801)	—	(2,801)	(623)	(3,424)
Issuance of ordinary shares	—	—	—	—	—	—	—	—	—	—
Change in treasury stocks(*)	(1,931,000)	(56)	383,314	17,400	(8,985)	—	(38,732)	(30,373)	—	(30,373)
Share-Based Compensation	—	—	—	—	16,802	—	—	16,802	57	16,859
Other changes in equity	—	—	—	—	—	—	(117)	(117)	—	(117)
Balance at June 30, 2026	53,728,895	$1,815	(5,178,442)	$(108,990)	$706,534	$(80,120)	$608,276	$1,127,515	$36,616	$1,164,131
Net income	—	—	—	—	—	—	5,578	5,578	552	6,130
Other comprehensive income	—	—	—	—	—	3,451	—	3,451	1,288	4,739
Issuance of ordinary shares	—	—	—	—	—	—	—	—	—	—
Change in treasury stocks(*)	(4,500,000)	(128)	5,014,329	105,470	(25,592)	—	(83,848)	(4,098)	—	(4,098)
Share-Based Compensation	—	—	—	—	11,487	—	—	11,487	51	11,538
Other changes in equity	—	—	—	—	—	—	182	182	2	184
Balance at September 30, 2026	49,228,895	$1,687	(164,113)	$(3,520)	$692,429	$(76,669)	$530,188	$1,144,115	$38,509	$1,182,624
(*) On February 6, 2026, Criteo's board of directors authorized an increase of the share repurchase program to up to $959.0 million of the Company's outstanding American Depositary Shares. The change in treasury stocks is comprised of 3,533,779 shares repurchased at a weighted average price of $18.51 offset by 1,446,695 treasury shares used for RSUs vesting and by 6,431,000 treasury shares cancelled.

The accompanying notes form an integral part of these unaudited condensed consolidated financial statements.

CRITEO S.A.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended
	September 30, 2026	September 30, 2025
	(in thousands)
Cash flows from operating activities
Net income	$26,461	$103,008
Noncash and nonoperating items	102,812	113,619
- Amortization and provisions	78,442	97,119
- Equity awards compensation expense	39,057	52,037
- Gain on disposal of and impairment of long-lived assets	(523)	(59)
- Change in uncertain tax positions	503	421
- Change in deferred taxes	14,017	23,387
- Change in income taxes	(29,936)	(64,489)
- Other	1,252	5,203
Changes in assets and liabilities:	(3,825)	(66,083)
- Trade receivables	134,624	261,726
- Trade payables	(96,023)	(299,713)
- Other assets	(4,720)	5,325
- Other liabilities	(38,341)	(31,890)
- Operating lease liabilities and right of use assets	635	(1,531)
Net cash provided by operating activities	125,448	150,544
Cash flows from investing activities
Acquisition of intangible assets, property and equipment	(126,937)	(75,310)
Disposal of intangible assets, property and equipment	1,063	1,079
Purchases of investment securities	(22,801)	(23,179)
Maturities and sales of investment securities	17,161	28,287
Net cash used in investing activities	(131,514)	(69,123)
Cash flows from financing activities
Proceeds from exercise of stock options	—	1,897
Repurchase of treasury stocks	(65,420)	(115,444)
Change in other financing activities	(1,185)	(834)
Net cash used in financing activities	(66,605)	(114,381)
Effect of exchange rates changes on cash and cash equivalents	5,824	(2,648)
Net decrease in cash and cash equivalents and restricted cash	(66,847)	(35,608)
Net cash and cash equivalents and restricted cash at the beginning of the period	342,359	290,943
Net cash and cash equivalents and restricted cash at the end of the period	$275,512	$255,335

Reconciliation of cash, cash equivalents, and restricted cash to the consolidated statement of financial position
Cash and cash equivalents	$274,841	$255,014
Restricted cash, included in other current assets	$671	$321
Total cash, cash equivalents, and restricted cash	$275,512	$255,335

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for taxes, net of refunds	$(35,154)	$(68,404)
Cash paid for interest	$(1,656)	$(969)
Noncash investing and financing activities
Intangible assets, property and equipment acquired through payables	$27,715	$10,552
The accompanying notes form an integral part of these unaudited condensed consolidated financial statements.

CRITEO S.A.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Criteo S.A. was initially incorporated as a société par actions simplifiée, or S.A.S., under the laws of the French Republic on November 3, 2005, for a period of 99 years and subsequently converted to a société anonyme, or S.A. On July 29, 2026, Criteo completed its corporate redomiciliation from France to Luxembourg via the cross-border conversion (the "Conversion") of Criteo S.A. from a French public limited liability company ("French Criteo") to a Luxembourg public limited liability company ("Lux Criteo"). In connection with the Conversion, Criteo terminated its American Depositary Share ("ADSs") structure and listed its ordinary shares (the "Ordinary Shares") directly on Nasdaq. Following the Conversion and completion of the Company's works council consultation, Criteo's board of directors approved the subsequent transfer of the Company's legal domicile from Luxembourg to the United States, which will be achieved via a cross-border merger of the Company with and into a wholly owned U.S. subsidiary, which is expected to be completed on January 1, 2027, subject to shareholder approval and other customary conditions.

Lux Criteo is a public limited liability company (société anonyme) organized and existing under the laws of the Grand Duchy of Luxembourg, having its registered office at 5 Place de la Gare, L-1616, Luxembourg Grand Duchy of Luxembourg.
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

Use of Estimates
The preparation of our Unaudited Condensed Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amount of revenue and expenses during the period. We base our estimates and assumptions on historical experience and other factors that we believe to be reasonable under the circumstances. We evaluate our estimates and assumptions on an ongoing basis. Actual results may differ from these estimates.
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

Reclassifications
Certain prior year amounts, which are not material, have been reclassified to conform to the current year presentation in the consolidated financial statements and notes.

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
In September 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software, which simplifies the capitalization guidance by removing the references to project stages, among other changes. The new standard is effective for annual periods beginning after December 15, 2027. We are currently evaluating the impact of the adoption of this standard on our consolidated financial statements.
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
A summary of our Restructuring and Other Exit costs activity is presented as follows:

Severance Liability
(in thousands)

Restructuring liability as of December 31, 2025	$3,043
Restructuring charges	9,920
Amounts paid	(10,833)
Restructuring liability as of September 30, 2026	$2,130
During the fourth quarter of 2025, the Company commenced a cost-reduction plan intended to improve operating efficiency and better align its cost structure with revenue levels. In connection with this plan, the Company incurred approximately $3.0 million of restructuring costs during the year ended December 31, 2025 and approximately $9.9 million during the period ended September 30, 2026, primarily reflected within Sales and Operations and General and Administrative expenses.
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
The CODM only reviews revenues and corresponding TAC for each segment, and is not regularly provided with any other expense or financial information for our two segments.
The following table shows revenue by reportable segment:

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
	(in thousands)
Retail Media	$51,917	$67,114	$141,095	$187,525
Performance Media	364,552	402,546	1,128,031	1,216,240
Total Revenue	$416,469	$469,660	$1,269,126	$1,403,765

The following table shows TAC by reportable segment:

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
	(in thousands)
Retail Media	$978	$849	$2,399	$2,461
Performance Media	175,130	180,677	520,525	556,729
Total Traffic Acquisition Costs	$176,108	$181,526	$522,924	$559,190

The following table shows Contribution ex-TAC by reportable segment and its reconciliation to the Company’s Consolidated Statements of Operation:

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
	(in thousands)
Contribution ex-TAC
Retail Media	$50,939	$66,265	$138,696	$185,064
Performance Media	189,422	221,869	607,506	659,511
	$240,361	$288,134	$746,202	$844,575

Other cost of revenue	32,696	31,651	93,581	92,598
Gross profit	$207,665	$256,483	$652,621	$751,977

Operating expenses
Research and development expenses	$57,205	$67,678	$198,833	$208,037
Sales and operations expenses	87,229	86,995	270,269	284,099
General and administrative expenses	42,278	50,181	137,158	129,590
Total Operating expenses	$186,712	$204,854	$606,260	$621,726

Income from operations	$20,953	$51,629	$46,361	$130,251
Financial and other income (loss)	1,069	(21)	3,261	480
Income before tax	$22,022	$51,608	$49,622	$130,731

Note 4. Financial instruments

Fair Value Measurements
The following tables summarize our assets measured at fair value on a recurring basis and the classification by level of input within the fair value hierarchy:

	September 30, 2026	December 31, 2025
	(in thousands)
Cash and Cash Equivalents
Level 1
Cash	$136,236	$160,252
Money Market funds	93,656	89,157
Level 2
Commercial paper	16,904	35,139
Term deposits	17,033	41,614
Structured debt securities	11,012	15,876
Total	$274,841	$342,038

Investment Securities
The following table presents for each reporting period, the breakdown of held-to-maturity investment securities held at amortized cost basis:

	September 30, 2026	December 31, 2025

	(in thousands)
Securities Held-to-maturity
Commercial paper	$22,299	$17,366
Structured debt securities	17,032	17,625
Corporate debt securities	11,355	11,750
Total	$50,686	$46,742

The gross unrealized gains or (losses) on our investment securities were not material as of September 30, 2026 and December 31, 2025.
For our investment securities, the fair value approximates the carrying amount, given the nature of the term deposit and the maturity of the expected cash flows.
The following table classifies our held-to-maturity securities by contractual maturities:

Held-to-maturity
September 30, 2026

(in thousands)
Due in one year	$27,976
Due in one to five years	22,710
Total	$50,686
.
Our investments in nonmarketable equity securities were not material as of September 30, 2026 and December 31, 2025.

Note 5. Trade Receivables
The following table shows the breakdown in trade receivables net carrying value for the presented periods:

	September 30, 2026	December 31, 2025

	(in thousands)
Trade accounts receivables	$468,516	$607,983
(Less) Allowance for doubtful accounts	(14,313)	(25,881)
Net carrying value at end of period	$454,203	$582,102

Note 6. Goodwill
Goodwill allocated to the two reportable segments and changes in its carrying amount for the nine months ended September 30, 2026, were as follows:

	Retail Media	Performance Media	Total

	(in thousands)
Balance at January 1, 2026	$151,828	$383,933	$535,761
Currency translation adjustment	(743)	(3,825)	(4,568)
Balance at September 30, 2026	$151,085	$380,108	$531,193

Note 7. Other Current and Noncurrent Assets
The following table presents the components of prepaid expenses and other current assets, net, for the periods presented:

	September 30, 2026	December 31, 2025

	(in thousands)
Prepayments to suppliers	$44,724	$39,294
Other current assets	15,646	13,916
Total	$60,370	$53,210
Prepayments to suppliers include capitalized costs related to the implementation of cloud computing arrangements that are service contracts and are amortized on a straight-line basis over the term of the associated hosting arrangements. As of September 30, 2026 and December 31, 2025 the capitalized implementation costs were $26.6 million and $25.6 million, respectively, and amortization expense related to these costs was $6.1 million and $6.2 million for the nine months ended September 30, 2026 and September 30, 2025, respectively.
Other current assets include an indemnification receivable of $5.5 million related to a legal matter, restricted cash, and other non-trade receivables. As of September 30, 2026 and December 31, 2025, restricted cash was $0.7 million and $0.3 million, respectively.
Other noncurrent assets as of September 30, 2026 and December 31, 2025 of $41.1 million and $45.7 million, respectively, are primarily comprised of the indemnification asset of $33.0 million and $37.2 million, respectively, recorded against certain tax liabilities related to the Iponweb Acquisition in 2022.

Note 8. Other Current and Noncurrent Liabilities
Other current liabilities are presented in the following table:

	September 30, 2026	December 31, 2025

	(in thousands)
Rebates	$36,638	$36,844
Customer prepayments and deferred revenue	7,800	8,420
Accounts payable relating to capital expenditures	27,715	18,126
Other creditors	2,698	4,888
Total	$74,851	$68,277
Accounts payable relating to capital expenditures are primarily related to the purchase of data center equipment.
Other noncurrent liabilities are presented in the following table:

	September 30, 2026	December 31, 2025

	(in thousands)
Uncertain tax positions	$25,219	$28,675
Other	4,733	3,151
Total	$29,952	$31,826

Note 9. Leases
The components of lease expense are as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
	(in thousands)		(in thousands)
Lease expense	$11,746	$9,313	$33,314	$26,197
Short term lease expense	31	55	246	218
Variable lease expense	407	526	1,233	1,513
Sublease income	(43)	(247)	(358)	(842)
Total operating lease expense	$12,141	$9,647	$34,435	$27,086

Note 10. Employee Benefits
Defined Benefit Plans
According to French law and the Syntec Collective Agreement, French employees are entitled to compensation paid on retirement, equal to up to twelve months of their salary based on term of employment.
The following table summarizes the changes in the projected benefit obligation:

Projected benefit obligation
(in thousands)
Accumulated postretirement benefit obligation at January 1, 2025	$4,709
Service cost	785
Interest cost	200
Actuarial gains	(622)
Currency translation adjustment	635
Accumulated postretirement benefit obligation at December 31, 2025	$5,707
Service cost	589
Interest cost	190
Actuarial gains	(818)
Currency translation adjustment	(191)
Accumulated postretirement benefit obligation at September 30, 2026	$5,477
The Company does not hold any plan assets for any of the periods presented.
The main assumptions used for the purposes of the actuarial valuations are listed below:

	Nine Months Ended	Year Ended
	September 30, 2026	December 31, 2025
Discount rate (Corp AA)	5.2%	4.5%
Expected rate of salary increase	7.0%	7.0%
Expected rate of social charges	50.0%	50.0%
Expected staff turnover	Company age-based table	Company age-based table
Estimated retirement age	65 years old	65 years old
Life table	TH-TF 2000-2002 shifted	TH-TF 2000-2002 shifted

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

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
	(in thousands)
Defined contribution plan expenses	$4,561	$4,626	$16,336	$15,593

Note 11. Share based Compensation

Share based Compensation Expense

Share based compensation expense recorded in the consolidated statements of operations was as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
	(in thousands)
Research and Development	$1,479	$7,517	$15,093	$20,533
Sales and Operations	4,791	1,425	10,548	14,207
General and Administrative	5,268	7,437	17,815	21,467
Total Share based compensation expense	$11,538	$16,379	$43,456	$56,207
Share based Compensation capitalized as internal-use software costs	(2,268)	(2,316)	(4,399)	(4,950)
Total Share based compensation expense net of capitalization	$9,270	$14,063	$39,057	$51,257

Restricted Stock Units and Performance Stock Units

During the nine months ended September 30, 2026, the Company granted new equity awards under our current equity compensation plans, which were comprised of restricted stock units (“RSU”) and performance-based awards ("PSU") for the Company’s senior executives.

Restricted Stock Units

Restricted stock units generally vest over four years, subject to the holder’s continued service. The grant date fair value is determined by the Company's Nasdaq share price the day prior to the grant.

The following table summarizes the activities for our unvested RSUs for the period ended September 30, 2026:

	Shares (RSU)	Weighted-Average Grant date Fair Value Per Share

Outstanding as of December 31, 2025	4,518,697	$33.15
Granted	2,420,253	19.95
Vested	(1,190,119)	36.75
Forfeited	(612,189)	29.15
Outstanding as of September 30, 2026	5,136,642	$26.55

As of September 30, 2026, the Company had unrecognized stock-based compensation relating to restricted stock units of approximately $73.4 million, which is expected to be recognized over a weighted-average period of 3.2 years.

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

The following table summarizes the activities for our unvested Financial PSUs for the period ended September 30, 2026 (1):

	Shares (Financial PSU)	Weighted-Average Grant date Fair Value Per Share

Outstanding as of December 31, 2025	442,139	$31.89
Granted	392,985	24.59
Performance share adjustment	(286,091)	18.13
Vested	(270,429)	32.54
Forfeited	(122,158)	23.26
Outstanding as of September 30, 2026	156,446	$40.63

As of September 30, 2026, the Company had unrecognized stock-based compensation related to performance stock units of approximately $2.2 million, which is expected to be recognized over a weighted-average period of 1.4 years.

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

The following table summarizes the activities for our unvested TSR PSUs for the period ended September 30, 2026:

	Shares (TSR PSU)	Weighted-Average Grant date Fair Value Per Share

Outstanding as of December 31, 2025	313,383	$54.41
Granted	332,743	26.86
Vested	(23,699)	51.28
Forfeited	(256,328)	54.73
Outstanding as of September 30, 2026	366,099	$35.90

(1) The number of Financial PSUs granted during the nine months ended September 30, 2026 includes 60,242 PSUs previously modified from TSR PSUs, for which financial performance targets were established in March 2026 for the 2026 performance tranche.

The grant-date fair value is approximately $8.9 million, over the respective vesting period. The grant-date fair value was determined based on a Monte-Carlo valuation model using the following key assumptions:

Expected volatility of the Company	39.70%
Expected volatility of the benchmark	81.68%
Risk-free rate	3.71%
Expected dividend yield	—%
As of September 30, 2026, the Company had unrecognized stock-based compensation related to performance stock units based on market conditions of $6.7 million, which is expected to be recognized over a weighted-average period of 2.2 years.

Nonemployee warrants

Nonemployee warrants generally vest over four years, subject to the holder’s continued service through the vesting date.

	Shares	Weighted-Average Grant date Fair Value Per Share	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)

Outstanding as of December 31, 2025	159,897	$18.31	2.6	$1,300.0
Granted	—
Exercised	—
Canceled	—
Expired	(84,560)
Outstanding as of September 30, 2026	75,337	$10.91	2.0	$—

Vested and exercisable - September 30, 2026	75,337

The aggregate intrinsic value represents the difference between the exercise price of the nonemployee warrants and the fair market value of common stock on the date of exercise. During the period ended September 30, 2026, there were no exercises of nonemployee warrants.

No new nonemployee warrants were granted in the period ending September 30, 2026. As of September 30, 2026 all instruments have fully vested.

Stock Options

Stock options granted under the Company’s stock incentive plans generally vest over four years, subject to the holder’s continued service through the vesting date and expire no later than 10 years from the date of grant.

	Options Outstanding
	Number of Shares Underlying Outstanding Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)

Outstanding as of December 31, 2025	86,715	$17.35	4.0	$276.0
Options granted	—
Options exercised	—
Options forfeited	—
Options canceled	—
Options expired	(86,715)
Outstanding as of September 30, 2026	—	$—	0.0	$—

Vested and exercisable as of September 30, 2026	—

The aggregate intrinsic value represents the difference between the exercise price of the options and the fair market value of common stock on the date of exercise. The aggregate intrinsic value of the stock options exercised was nil and $0.4 million for the period ended September 30, 2026, and December 31, 2025, respectively.
No new stock options were granted in the period ending September 30, 2026. As of September 30, 2026, there is no remaining unrecognized stock-based compensation related to unvested stock options.

Note 12. Financial and Other Income and Expenses
The condensed consolidated statements of income line item “Financial and Other Income (expense)” can be broken down as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
	(in thousands)
Financial income from cash equivalents	$2,030	$1,176	$7,111	$4,045
Interest and fees	(863)	(715)	(2,286)	(1,802)
Foreign exchange income (expense)	(19)	(598)	(1,260)	(1,766)
Other financial income (expense)	(79)	118	(304)	3
Total financial and other income (expense)	$1,069	$(21)	$3,261	$480

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
In December 2021, the Organization for Economic Cooperation and Development (OECD) released Pillar Two Model Rules defining the global minimum tax, which calls for the taxation of a minimum rate of 15% for multinational companies with consolidated revenue above €750 million. Numerous jurisdictions have enacted or are in the process of enacting legislation to adopt a minimum effective tax rate. While the adoption of Pillar Two did not have a material impact on the nine months ended September 30, 2026, the Company will continue to assess the ongoing impact as additional guidance becomes available.
The following table presents provision for income taxes:

	Nine Months Ended
	September 30, 2026	September 30, 2025
	(in thousands)
Provision for Income taxes	$23,161	$27,723

For the nine months ended September 30, 2026, the provision for income taxes includes $6.2 million of discrete income tax expense arising from taxable capital gains in certain jurisdictions following the transfer of operating subsidiaries from Criteo S.A. to Criteo Technology as previously disclosed in our Form 10-Q for the quarter ended June 30, 2026.

Note 14. Earnings Per Share
Basic Earnings Per Share
The components of Basic earnings per share ("EPS") for the periods presented were as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Net income attributable to shareholders of Criteo S.A.	$5,578	$37,782	$24,585	$96,960
Weighted average number of shares outstanding of Criteo S.A.	48,867,420	52,565,601	49,620,440	53,170,066
Basic earnings per share	$0.11	$0.72	$0.50	$1.82
Diluted Earnings Per Share
Diluted EPS considers the impact of potentially dilutive shares not yet issued from share-based compensation plans using the treasury stock method. There were no other potentially dilutive instruments outstanding as of September 30, 2026 and 2025. Consequently, all potential dilutive effects from shares are considered.
For each period presented, a contract to issue a certain number of shares (i.e., stock options and nonemployee warrants) was assessed as potentially dilutive if it was “in the money” (i.e., the exercise or settlement price is lower than the average market price).

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Net income attributable to shareholders of Criteo S.A.	$5,578	$37,782	$24,585	$96,960
Basic shares:
Weighted average number of shares outstanding of Criteo S.A.	48,867,420	52,565,601	49,620,440	53,170,066
Dilutive effect of:
RSUs and PSUs	927,761	1,168,211	807,584	2,112,340
Stock options	—	18,928	—	44,623
Share warrants	—	7,461	—	29,317
Diluted shares:
Weighted average number of shares outstanding used to determine diluted earnings per share	49,795,181	53,760,200	50,428,024	55,356,346
Diluted earnings per share	$0.11	$0.70	$0.49	$1.75

The weighted average number of securities that were anti-dilutive for diluted EPS for the periods presented but which could potentially dilute EPS in the future are as follows:

	Nine Months Ended
	September 30, 2026	September 30, 2025
Restricted share awards	1,938,131	1,795,276
Weighted average number of anti-dilutive securities excluded from diluted earnings per share	1,938,131	1,795,276

Note 15. Commitments and contingencies
From time to time, we may become involved in legal proceedings or be subject to claims arising in the ordinary course of our business. We evaluate developments relating to these matters on a regular basis and accrue a liability based on management’s best estimate when we believe a loss is probable and the amount can be reasonably estimated. For matters that do not include an estimate of the amount or range of possible loss, such amount or range cannot be reasonably estimated or is not individually material. We do not believe that the ultimate resolution of these matters will, individually or in the aggregate, have a material adverse effect on our business, results of operations, financial condition or cash flows. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.
Legal and Regulatory matters
As previously disclosed, the Company is party to a claim (Doe vs. GoodRx Holdings, Inc. et al. in the U.S. District Court for the Northern District of California) alleging violations of various state and federal laws. In the third quarter of 2025, the Company agreed to settle the matter for $7.0 million, subject to court approval. GoodRx agreed to indemnify the Company for $5.5 million, subject to court approval of the settlement with plaintiffs. In January 2026, the court denied approval of the proposed settlement. The parties then entered into the settlement agreement, and plaintiffs filed an Unopposed Motion for Preliminary Approval of Class Settlement on June 1, 2026. The court granted preliminary approval in September 2026, and a final approval hearing is scheduled for February 2027. Based on management's assessment of the underlying facts and circumstances, including the status of settlement discussions and the indemnification arrangement with GoodRx, the Company recorded an estimated probable loss of $7.0 million in 2025. As of September 30, 2026, this amount is presented within “Contingencies-current portion”, and an indemnification receivable of $5.5 million is presented within “Prepaid expenses and other current assets”. The results of legal proceedings are inherently uncertain and it is reasonably possible that the ultimate loss may differ from the Company's estimate.
On July 9, 2025, a putative class action was filed against the Company, CVS and others in the U.S. District Court for the Central District of California, alleging violations of various laws regarding sensitive health and personal information. On October 24, 2025, the action was dismissed with respect to the Company. On November 7, 2025, a second amended putative class action complaint was filed against the Company, CVS and others in the U.S. District Court for the Central District of California, again alleging violations of various laws regarding sensitive health and personal information. The plaintiffs seek damages and injunctive relief. On January 30, 2026, the plaintiffs filed a stipulation to dismiss the case. Mediation took place on March 17, 2026, and the parties engaged in discussions thereafter. While the Company continues to dispute the allegations of wrongdoing, as of the quarter ended September 30, 2026, it has recorded an accrual of the probable loss related to this matter. In July 2026, the plaintiffs, CVS and the Company executed a class settlement agreement under which CVS will make available a maximum of $20.5 million, and separately the Company and CVS executed a settlement agreement under which the Company agreed to pay CVS approximately $2.0 million. The Company's ultimate payment obligation under its settlement agreement with CVS will depend on the outcome of the court approval process, and may differ from the amount accrued as of September 30, 2026. The Company does not believe that the resolution of this matter will have a material adverse effect on its consolidated financial position, results of operations, or cash flows.
On October 17, 2025, AlmondNet, Inc. and Intent IQ, LLC filed a patent-infringement lawsuit in the U.S. District Court for the District of Delaware against the Company. The plaintiffs allege that certain features of the Company's Commerce Media Platform and related technologies infringe four U.S. patents. The plaintiffs seek damages and injunctive relief. The plaintiffs have brought related actions against other companies in the advertising technology sector. In July 2026, the Court consolidated this action for pretrial purposes with related actions. In a related matter, during the third quarter of 2026, the Company conditionally agreed to indemnify Zeta Global Holdings Corp. ("Zeta") and its affiliate, LiveIntent, Inc., as required under the software license agreement between the parties, in connection with a separate action filed against Zeta and LiveIntent in 2024 by AlmondNet, Inc., Datonics, LLC, and Intent IQ, LLC in the U.S. District Court for the District of Delaware. The plaintiffs in that action allege that certain features of the technology used by Zeta, which was originally developed by the Company’s subsidiary Iponweb, infringe two U.S. patents. The Company disputes the allegations of wrongdoing and intends to defend itself vigorously in these matters.

Non-income tax risks
For the nine months ended September 30, 2026, the provision related to certain non-income tax matters recognized under ASC 450 – Contingencies, as of September 30, 2026 and December 31, 2025, respectively, was $23.6 million and $22.7 million.
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

Note 16. Breakdown of Revenue and Noncurrent Assets
The following table presents the Company's revenue disaggregated by major product for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
	(in thousands)
Retail Media	$51,917	$67,114	$141,095	$187,525

Commerce Growth	336,547	373,839	1,042,200	1,133,141
Other	28,005	28,707	85,831	83,099
Performance Media	364,552	402,546	1,128,031	1,216,240
Total Revenue	$416,469	$469,660	$1,269,126	$1,403,765

The Company operates in three geographical markets:
•Americas: North and South America;
•Europe, Middle-East and Africa; and
•Asia-Pacific.
The following table discloses our consolidated revenue for each geographical area for each of the reported periods. Revenue by geographical area is based mainly on the location of advertisers’ campaigns.
Revenue generated in other significant countries where we operate is presented in the following table:

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
	(in thousands)
Americas	$173,986	$201,978	$508,598	$594,683
United States	156,575	180,969	454,718	533,881

EMEA	$159,190	$174,335	$505,869	$525,151
Germany	46,168	51,574	147,264	148,941
France	18,863	21,976	60,409	64,949

Asia-Pacific	$83,293	$93,347	$254,659	$283,931
Japan	48,022	54,742	149,567	164,334
For each reported period, noncurrent assets (corresponding to the net book value of tangible and intangible assets) are presented in the table below. The geographical information includes such noncurrent assets from the locations of legal entities.

	Americas	EMEA	Asia-Pacific	Total
	(in thousands)

September 30, 2026	$82,158	$212,994	$40,534	$335,686
December 31, 2025	$69,785	$207,109	$14,289	$291,183

Note 17. Subsequent Events

Changes to the Board of Directors
Effective October 28, 2026, Jianchang “JC” Mao was appointed to the Company’s Board of Directors as an independent director, succeeding Edmond Mesrobian, who had served on the Board since 2017.

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

Current quarter financial highlights
For the three months ended September 30, 2026, revenue decreased by (11)% to $416.5 million, compared to the same period in the prior year, due to decreases in Performance Media reflecting soft performance in Commerce Growth largely driven by reduced spending from several large enterprise clients, and Retail Media reflecting the headwind from previously communicated scope changes with two clients. At constant currency, revenue decreased by (10)%.
Gross profit for the three months ended September 30, 2026 decreased by (19)% to $207.7 million, compared to the same period in the prior year, primarily due to lower revenue in Performance Media and in Retail Media.
Contribution ex-TAC for the three months ended September 30, 2026 decreased by (17)% to $240.4 million, compared to the same period in the prior year, due to decreases in Performance Media and Retail Media. At constant currency, Contribution ex-TAC decreased by (15)%.
Net income for the three months ended September 30, 2026 decreased by (85)% to $6.1 million, primarily driven by lower gross profit due to lower revenue, partially offset by lower operating expenses, primarily reflecting disciplined resource allocation, lower share-based compensation expense, and a lower bonus accrual.
Adjusted EBITDA for the three months ended September 30, 2026 decreased by (39)% to $64.5 million, compared to the same period in the prior year, primarily due to lower revenue and lower Contribution ex-TAC due to softness in Performance Media and the impact of previously communicated scope changes with two specific Retail Media clients, partially offset by lower employee costs.

Net cash provided by operating activities was $56.9 million for the three months ended September 30, 2026, compared to $89.6 million in the same period in the prior year. This decrease primarily reflects lower net income, partially offset by an increase in net working capital compared to the same period in the prior year.
Trends, Opportunities, Risks and Challenges
We believe our performance and future success depend on several factors that present significant opportunities but also pose risks and challenges, including those referred to in our risk factor section in Part II, Item 1A of this Form 10-Q and in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2026.
Due to the decline in the Company's stock price over recent months, which resulted in its market capitalization falling below the aggregate carrying value of its reporting units as of September 30, 2026, the Company performed an interim quantitative goodwill impairment test of the Performance Media and Retail Media reporting units as of that date.

The estimated fair values of the reporting units were determined using a discounted cash flow methodology, incorporating management's projections of future operating performance and significant assumptions, including long-term growth rates and discount rates. In evaluating the reasonableness of these estimates, the Company also considered other available market and valuation information relevant to the reporting units. Based on this assessment, the estimated fair values of both reporting units continued to exceed their respective carrying values, albeit with lower headroom compared to the previous annual impairment assessment. Accordingly, no goodwill impairment was recorded.

The valuation remains subject to uncertainty, particularly given current market conditions and the sensitivity to underlying assumptions. Changes in business expectations, including further reductions in projected revenue or margins, a continued decline in the Company's stock price or market capitalization, or additional information becoming available in subsequent periods could adversely affect the assessment and result in goodwill impairment in future periods. The Company will continue to monitor operating performance, market capitalization and other relevant factors for indicators of potential impairment.

Develop and Scale our Commerce Intelligence Platform

Our future growth depends upon our ability to retain and scale our existing clients and increase the usage of our platform. We believe that we are in a leading position in the Commerce Intelligence space as we have unique commerce data at scale, deep integrations with our advertisers and retailers, a large client base, differentiated technology and an R&D powerhouse. By unifying the Commerce ecosystem with a multi-retailer, multi-channel, multi-format advertising engine and providing full funnel closed loop measurement to our clients, we believe we are well positioned to capture more ad budgets and market share.

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

Results of Operations for the Periods Ended September 30, 2026 and September 30, 2025 (Unaudited)
Revenue

Revenue breakdown by segment

	Three Months Ended			Nine Months Ended
	September 30, 2026	September 30, 2025	% change	September 30, 2026	September 30, 2025	% change
	(in thousands, except percentages)
Revenue as reported	416,469	469,660	(11)%	1,269,126	1,403,765	(10)%
Conversion impact U.S. dollar/other currencies	6,981			(6,201)
Revenue at constant currency	$423,450	$469,660	(10)%	$1,262,925	$1,403,765	(10)%

Retail Media revenue as reported	51,917	67,114	(23)%	141,095	187,525	(25)%
Conversion impact U.S. dollar/other currencies	155			(718)
Retail Media revenue at constant currency	$52,072	$67,114	(22)%	$140,377	$187,525	(25)%

Performance Media revenue as reported	364,552	402,546	(9)%	1,128,031	1,216,240	(7)%
Conversion impact U.S. dollar/other currencies	6,825			(5,483)
Performance Media revenue at constant currency	$371,377	$402,546	(8)%	$1,122,548	$1,216,240	(8)%

Revenue for the three months ended September 30, 2026 decreased (11)%, or (10)% on a constant currency basis, to $423.4 million compared to the three months ended September 30, 2025, reflecting decreases in Performance Media and Retail Media.

Retail Media revenue decreased (23)%, or (22)% on a constant currency basis, to $52.1 million for the three months ended September 30, 2026, reflecting the impact of previously communicated scope changes with two specific Retail Media clients, partially offset by continued strength in Retail Media onsite.

Performance Media revenue decreased (9)%, or (8)% on a constant currency basis, to $371.4 million for the three months ended September 30, 2026, primarily due to soft performance in Commerce Growth and lower AdTech services, partially offset by an increase in our Supply Side Platform.

Additionally, our $416.5 million of revenue for the three months ended September 30, 2026 was negatively impacted by $7.0 million of currency fluctuations, particularly as a result of the slight depreciation of the Japanese Yen and the Euro compared to the U.S. dollar.

In the three months ended September 30, 2026, 94% of revenue came from existing clients while 6% came from new client additions.

Revenue for the nine months ended September 30, 2026 decreased (10)%, or (10)% on a constant currency basis, to $1,262.9 million compared to the nine months ended September 30, 2025, reflecting decreases in Performance Media and Retail Media.

Retail Media revenue decreased (25)%, or (25)% on a constant currency basis, to $140.4 million for the nine months ended September 30, 2026, reflecting the impact of previously communicated scope changes with two specific Retail Media clients, partially offset by continued strength in Retail Media onsite.

Performance Media revenue decreased (7)%, or (8)% on a constant currency basis, to $1,122.5 million for the nine months ended September 30, 2026, primarily due to soft performance in Commerce Growth and our Supply Side Platform.

Additionally, our $1,269.1 million of revenue for the nine months ended September 30, 2026 was positively impacted by $6.2 million of currency fluctuations, particularly as a result of the appreciation of the Euro and the Brazilian Real compared to the U.S. dollar.

In the nine months ended September 30, 2026, 93% of revenue came from existing clients while 7% came from new client additions.

Revenue breakdown by region

	Three Months Ended			Nine Months Ended
	September 30, 2026	September 30, 2025	% change	September 30, 2026	September 30, 2025	% change
	(in thousands, except percentages)
Revenue as reported	416,469	469,660	(11)%	1,269,126	1,403,765	(10)%
Conversion impact U.S. dollar / other currencies	6,981	—		(6,201)	—
Revenue at constant currency	$423,450	$469,660	(10)%	$1,262,925	$1,403,765	(10)%
Americas
Revenue as reported	173,986	201,978	(14)%	508,598	594,683	(14)%
Conversion impact U.S. dollar / other currencies	(485)	—		(3,524)	—
Revenue at constant currency	$173,501	$201,978	(14)%	$505,074	$594,683	(15)%
EMEA
Revenue as reported	159,190	174,335	(9)%	505,869	525,151	(4)%
Conversion impact U.S. dollar / other currencies	2,498	—		(14,375)	—
Revenue at constant currency	$161,688	$174,335	(7)%	$491,494	$525,151	(6)%
Asia-Pacific
Revenue as reported	83,293	93,347	(11)%	254,659	283,931	(10)%
Conversion impact U.S. dollar / other currencies	4,968	—		11,698	—
Revenue at constant currency	$88,261	$93,347	(5)%	$266,357	$283,931	(6)%

Our revenue in the Americas region decreased (14)%, or (14)% on a constant currency basis, to $173.5 million for the three months ended September 30, 2026 compared to the three months ended September 30, 2025. This primarily reflects the continued impact of previously communicated scope changes with two specific Retail Media clients, and soft Retail and Travel trends for Performance Media.

Our revenue in the EMEA region decreased (9)%, or (7)% on a constant currency basis, to $161.7 million for the three months ended September 30, 2026 compared to the three months ended September 30, 2025, reflecting softness in Retail and Marketplaces for Performance Media, partially offset by continued traction in Retail Media.

Our revenue in the Asia-Pacific region decreased (11)%, or (5)% on a constant currency basis, to $88.3 million for the three months ended September 30, 2026 compared to the three months ended September 30, 2025, reflecting soft trends in Performance Media primarily in Retail and Travel.

Our revenue in the Americas region decreased (14)%, or (15)% on a constant currency basis, to $505.1 million for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. This primarily reflects the continued impact of previously communicated scope changes with two specific Retail Media clients and soft Retail and Travel trends for Performance Media.

Our revenue in the EMEA region decreased (4)%, or (6)% on a constant currency basis, to $491.5 million for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025, reflecting softness in Retail and Marketplaces for Performance Media, partially offset by solid growth in Travel in the region for Performance Media and continued traction in Retail Media.

Our revenue in the Asia-Pacific region decreased (10)%, or (6)% on a constant currency basis, to $266.4 million for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025, reflecting soft Retail trends in Performance Media, partially offset by solid Marketplaces and Travel trends in the region.

Cost of Revenue

	Three Months Ended			Nine Months Ended
	September 30, 2026	September 30, 2025	% change	September 30, 2026	September 30, 2025	% change
	(in thousands, except percentages)
Traffic acquisition costs	176,108	181,526	(3)%	522,924	559,190	(6)%
Other cost of revenue	32,696	31,651	3%	93,581	92,598	1%
Total cost of revenue	$208,804	$213,177	(2)%	$616,505	$651,788	(5)%
Revenue %	50%	45%		49%	46%
Gross profit %	50%	55%		51%	54%

	Three Months Ended			Nine Months Ended
	September 30, 2026	September 30, 2025	% change	September 30, 2026	September 30, 2025	% change
	(in thousands, except percentages)
Retail Media	978	849	15%	2,399	2,461	(3)%
Performance Media	175,130	180,677	(3)%	520,525	556,729	(7)%
Traffic Acquisition Costs	$176,108	$181,526	(3)%	$522,924	$559,190	(6)%

Total cost of revenue for the three months ended September 30, 2026 decreased $(4.4) million, or (2)%, compared to the three months ended September 30, 2025. This decrease was the result of a decrease of $(5.4) million, or (3)% (or (1)% on a constant currency basis) in traffic acquisition costs, and an increase of $1.0 million, or 3% in other cost of revenue.

Traffic acquisition costs decreased by (3)%, or (1)% at constant currency, compared to the three months ended September 30, 2025. This decrease was driven primarily by a 17% decline in the number of impressions we purchased in Performance Media, partially offset by a 17% increase (or 19% at constant currency) in the average CPM for inventory purchased.

Other cost of revenue increased by $1.0 million, or 3%, for the three months ended September 30, 2026.

Total cost of revenue for the nine months ended September 30, 2026 decreased $(35.3) million, or (5)%, compared to the nine months ended September 30, 2025. This decrease was the result of a decrease of $(36.3) million, or (6)% (or (7)% on a constant currency basis) in traffic acquisition costs, and an increase of $1.0 million in other cost of revenue.

Traffic acquisition costs decreased by (6)%, or (7)% at constant currency, compared to the nine months ended September 30, 2025. This decrease was driven primarily by a 23% decline in the number of impressions we purchased in Performance Media, partially offset by a 22% increase (or 21% at constant currency) in the average CPM for inventory purchased.

Other cost of revenue increased by $1.0 million, or 1%, for the nine months ended September 30, 2026.

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

The below table provides a reconciliation of Contribution ex-TAC to gross profit:

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025

	(in thousands)
Gross Profit	$207,665	$256,483	$652,621	$751,977
Other Cost of Revenue	32,696	31,651	93,581	92,598
Contribution ex-TAC	$240,361	$288,134	$746,202	$844,575

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
The following table sets forth our revenue and Contribution ex-TAC by segment:

	Three Months Ended			Nine Months Ended
	September 30, 2026	September 30, 2025	% change	September 30, 2026	September 30, 2025	% change

	(amounts in thousands, except percentages)
Revenue
Retail Media	$51,917	$67,114	(23)%	$141,095	$187,525	(25)%
Performance Media	364,552	402,546	(9)%	1,128,031	1,216,240	(7)%
Total	$416,469	$469,660	(11)%	$1,269,126	$1,403,765	(10)%

Contribution ex-TAC
Retail Media	$50,939	$66,265	(23)%	$138,696	$185,064	(25)%
Performance Media	189,422	221,869	(15)%	607,506	659,511	(8)%
Total	$240,361	$288,134	(17)%	$746,202	$844,575	(12)%

Contribution ex-TAC decreased $(47.8) million, or (17)% for the three months ended September 30, 2026 compared to the three months ended September 30, 2025. The decrease in Contribution ex-TAC was due to a decrease in Performance Media primarily due to soft performance in Commerce Growth and a decrease in Retail Media mainly reflecting the impact of previously communicated scope changes with two specific Retail Media clients.

Contribution ex-TAC decreased $(98.4) million, or (12)% for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. The decrease in Contribution ex-TAC was due to a decrease in Performance Media due to soft performance in Commerce Growth and a decrease in Retail Media, reflecting the impact of previously communicated scope changes with two specific Retail Media clients.

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

	Three Months Ended			Nine Months Ended
	September 30, 2026	September 30, 2025	% change	September 30, 2026	September 30, 2025	% change
	(amounts in thousands, except percentages)

Revenue as reported	$416,469	$469,660	(11)%	$1,269,126	$1,403,765	(10)%
Conversion impact U.S. dollar/other currencies	6,981	—		(6,201)	—
Revenue at constant currency	$423,450	$469,660	(10)%	$1,262,925	$1,403,765	(10)%

Traffic acquisition costs as reported	$176,108	$181,526	(3)%	$522,924	$559,190	(6)%
Conversion impact U.S. dollar/other currencies	2,707	—		(2,241)	—
Traffic Acquisition Costs at constant currency	$178,815	$181,526	(1)%	$520,683	$559,190	(7)%

Contribution ex-TAC as reported	$240,361	$288,134	(17)%	$746,202	$844,575	(12)%
Conversion impact U.S. dollar/other currencies	4,273	—		(3,960)	—
Contribution ex-TAC at constant currency	$244,634	$288,134	(15)%	$742,242	$844,575	(12)%

Other cost of revenue as reported	$32,696	$31,651	3%	$93,581	$92,598	1%

Gross Profit as reported	$207,665	$256,483	(19)%	$652,621	$751,977	(13)%

Research and Development Expenses

	Three Months Ended			Nine Months Ended
	September 30, 2026	September 30, 2025	% change	September 30, 2026	September 30, 2025	% change

	(in thousands, except percentages)
Research and development expenses	$57,205	$67,678	(15)%	$198,833	$208,037	(4)%
% of revenue	14%	14%		16%	15%
Research and development expenses for the three months ended September 30, 2026, decreased $(10.5) million or (15)% compared to the three months ended September 30, 2025. This decrease was primarily driven by lower share-based compensation and lower headcount costs.
Research and development expenses for the nine months ended September 30, 2026, decreased $(9.2) million or (4)% compared to the nine months ended September 30, 2025. This decrease was driven by lower share-based compensation, a company-wide event that occurred in the previous year, and higher research tax credits in France.

Sales and Operations Expenses

	Three Months Ended			Nine Months Ended
	September 30, 2026	September 30, 2025	% change	September 30, 2026	September 30, 2025	% change

	(in thousands, except percentages)
Sales and operations expenses	$87,229	$86,995	—%	$270,269	$284,099	(5)%
% of revenue	21%	19%		21%	20%
Sales and operations expenses for the three months ended September 30, 2026 increased $0.2 million or 0.3% compared to the three months ended September 30, 2025. This increase was driven by higher share-based compensation and higher bad debt expense, partially offset by lower headcount costs.
Sales and operations expenses for the nine months ended September 30, 2026 decreased $(13.8) million or (5)% compared to the nine months ended September 30, 2025. This decrease was driven by a decrease in headcount costs, partly impacted by a company-wide event that occurred in the previous year, lower amortization of intangible assets, and lower share-based compensation, partially offset by higher restructuring costs.

General and Administrative Expenses

	Three Months Ended			Nine Months Ended
	September 30, 2026	September 30, 2025	% change	September 30, 2026	September 30, 2025	% change

	(in thousands, except percentages)
General and administrative expenses	$42,278	$50,181	(16)%	$137,158	$129,590	6%
% of revenue	10%	11%		11%	9%
General and administrative expenses for the three months ended September 30, 2026, decreased $(7.9) million or (16)%, compared to the three months ended September 30, 2025. This decrease was mainly driven by lower share-based compensation and lower integration and transformation costs.
General and administrative expenses for the nine months ended September 30, 2026, increased $7.6 million or 6%, compared to the nine months ended September 30, 2025. This increase was mainly driven by higher restructuring and transformation costs, partially offset by lower share-based compensation.

Financial and Other Income (Expense)

	Three Months Ended			Nine Months Ended
	September 30, 2026	September 30, 2025	% change	September 30, 2026	September 30, 2025	% change

	(in thousands, except percentages)
Financial and other income (expense)	$1,069	$(21)	NM	$3,261	$480	579%
% of revenue	0.3%	0.0%		0.3%	0.0%
Financial and other income (expense) for the three months ended September 30, 2026, increased by $1.1 million compared to the three months ended September 30, 2025. This increase was due to higher interest income due to an increased average invested amount and a larger share of USD investments and lower negative impact of foreign exchange, including changes in fair value of financial instruments.
Financial and other income (expense) for the nine months ended September 30, 2026, increased by $2.8 million or 579% compared to the nine months ended September 30, 2025. This increase was due to higher financial interest income due to an increased average invested amount and a larger share of USD investments and lower negative impact of foreign exchange, including changes in fair value of financial instruments.

Provision for Income Taxes

	Three Months Ended			Nine Months Ended
	September 30, 2026	September 30, 2025	% change	September 30, 2026	September 30, 2025	% change

	(in thousands, except percentages)
Provision for Income taxes	$15,892	$11,531	38%	$23,161	$27,723	(16)%
% of revenue	4%	2%		2%	2%
Provision for income tax expense for the three months ended September 30, 2026, increased $4.4 million or 38% compared to the three months ended September 30, 2025. The increase was driven by $6.2 million of income tax expense on capital gains arising from the internal contribution of shares of consolidated entities partially offset by a decrease of profit before tax.
Provision for income tax expense for the nine months ended September 30, 2026, decreased $(4.6) million or (16)% compared to the nine months ended September 30, 2025. The decrease was driven by a decrease of profit before tax, partially offset by $6.2 million of income tax expense on capital gains arising from the internal contribution of shares of consolidated entities.

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

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
	(in thousands, except percentages)
Net Income	$6,130	$40,077	$26,461	$103,008
Adjustments:
Financial expense (income)	(1,069)	21	(3,261)	(131)
Provision for income taxes	15,892	11,531	23,161	27,723
Equity related compensation, and related social contribution expenses (1)	9,128	15,071	39,576	52,494
Pension service costs	195	205	589	583
Depreciation and amortization expense	28,815	29,771	88,763	91,228
Restructuring, integration and transformation costs	5,417	6,904	25,467	9,331
Other noncash or nonrecurring events (2)	—	1,500	1,950	2,372
Total net adjustments	58,378	65,003	176,245	183,600
Adjusted EBITDA (3)	$64,508	$105,080	$202,706	$286,608
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
(2) Includes costs related to nonrecurring litigation matters.
(3) Refer to the "Non-GAAP Financial Measures" section for the definition of this Non-GAAP metric.

The following table presents our Net Income and Adjusted EBITDA on a comparative basis:

	Three Months Ended			Nine Months Ended
	September 30, 2026	September 30, 2025	% change	September 30, 2026	September 30, 2025	% change

	(in thousands, except percentages)
Net Income	$6,130	$40,077	(85)%	$26,461	$103,008	(74)%
Adjusted EBITDA	$64,508	$105,080	(39)%	$202,706	$286,608	(29)%
Net income decreased $(33.9) million, or (85)%, for the three months ended September 30, 2026 compared to the three months ended September 30, 2025, and Adjusted EBITDA decreased $(40.6) million, or (39)%, for the three months ended September 30, 2026 compared to the three months ended September 30, 2025. The decrease in net income and Adjusted EBITDA was primarily due to lower gross profit, partially offset by lower operating expenses.
Net income decreased $(76.5) million, or (74)%, for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025, and Adjusted EBITDA decreased $(83.9) million, or (29)%, for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. The decrease in net income and Adjusted EBITDA was primarily due to lower gross profit, partially offset by lower operating expenses.

Liquidity and Capital Resources
Our cash and cash equivalents, and restricted cash at September 30, 2026 were held for working capital and general corporate purposes, which could include acquisitions, and amounted to $275.5 million as of September 30, 2026. The $(66.8) million decrease in cash and cash equivalents, and restricted cash compared to December 31, 2025, resulted from $(66.6) million of net cash used for financing activities, $(131.5) million of net cash used for investing activities, partially offset by $125.4 million of net cash provided by operating activities over the period. Our policy is to invest any cash in excess of our immediate requirements in investments designed to preserve the principal balance and provide liquidity. Accordingly, our cash and cash equivalents are invested primarily in demand deposit accounts that are currently providing only a minimal return.
As disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, on September 27, 2022, the Company entered into a new five year Revolving Credit Facility (as amended, the "RCF") that allows immediate access to an additional €407.0 million ($462.1 million) of liquidity. On July 29, 2026, the Company amended its multicurrency revolving credit facility. The amendment included the Company's extension of the facility's maturity by one year, to September 2028, subject to the terms of the facility, and incorporated changes related to the Company's planned corporate redomiciliation and other conforming amendments, including updates to certain financial and sustainability metric definitions. The total committed borrowing capacity under the facility remained unchanged. The RCF, combined with $274.8 million of cash and cash equivalents and $50.7 million of marketable securities provides total financial liquidity of $787.7 million as of September 30, 2026.
Overall, we believe that our current financial liquidity, combined with our expected cash flow generation in 2026, enables financial flexibility.
Share repurchase programs
For the nine months ended September 30, 2026, we have repurchased $65.4 million of shares. During the year ended December 31, 2025, we completed a $152.1 million share repurchase.
These programs have been implemented under our multi-year authorization granted by our board of directors. In February 2026, this authorization was extended to a total amount of up to $959.0 million. Other than these repurchase programs, we intend to retain all available funds and any future earnings to fund our growth.
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
Operating and Capital Expenditure Requirements
For the nine months ended September 30, 2026 and 2025, our net capital expenditures were $(125.9) million and $(74.2) million, respectively, primarily related to the acquisition of servers and other data center equipment, and capitalized software development costs. We expect our capital expenditures to be approximately $180 million in 2026, as we plan to continue to build, reshape and maintain additional data center equipment capacity in all regions and we keep investing in our Commerce Intelligence Platform.
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
Historical Cash Flows
The following table sets forth our cash flows for the nine months ended September 30, 2026 and September 30, 2025:

	Nine Months Ended
	September 30, 2026	September 30, 2025

	(in thousands)
Cash flows provided by operating activities	$125,448	$150,544
Cash used in investing activities	$(131,514)	$(69,123)
Cash used in financing activities	$(66,605)	$(114,381)
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
For the nine months ended September 30, 2026, net cash provided by operating activities was $125.4 million, consisting mostly of net income adjusted for certain noncash and nonoperating items, including amortization and provision expense of $78.4 million, and share-based compensation expense of $39.1 million, partially offset by $(3.8) million of changes in working capital and $(29.9) million of changes in income taxes. The decrease in cash flows from operating activities during the nine months ended September 30, 2026, compared to the same period in 2025, was primarily due to lower net income and lower noncash and nonoperating adjustments, partially offset by favorable changes in working capital.
Investing Activities
For the nine months ended September 30, 2026, net cash used for investing activities was $131.5 million, primarily driven by capitalized software development costs and the acquisition of servers and other data center equipment and changes in investment securities. Cash used for investing activities increased during the nine months ended September 30, 2026, compared to the same period in 2025, due to higher purchases of servers and other data center equipment.
Financing Activities
For the nine months ended September 30, 2026, net cash used for financing activities was $66.6 million, primarily due to share repurchases of $65.4 million. The decrease in cash used for financing activities during the nine months ended September 30, 2026, compared to the same period in 2025, was mostly due to a decrease in the amount of shares repurchased.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market Risk
We are mainly exposed to foreign currency exchange rate fluctuations. There have been no material changes to our exposure to market risk during the nine months ended September 30, 2026.

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
A hypothetical 10% increase or decrease of the Pound Sterling, the Brazilian real, the Japanese yen or the Euro against the U.S. dollar would have impacted the Condensed Consolidated Statements of Income as follows:

	Nine Months Ended
	September 30, 2026		September 30, 2025

	(in thousands)
GBP/USD	+10%	-10%	+10%	-10%
Net income (loss) impact	$229	$(229)	$383	$(383)

	Nine Months Ended
	September 30, 2026		September 30, 2025

	(in thousands)
BRL/USD	+10%	-10%	+10%	-10%
Net income (loss) impact	$28	$(28)	$87	$(87)

	Nine Months Ended
	September 30, 2026		September 30, 2025

	(in thousands)
JPY/USD	+10%	-10%	+10%	-10%
Net income (loss) impact	$552	$(552)	$7,826	$(7,826)

	Nine Months Ended
	September 30, 2026		September 30, 2025

	(in thousands)
EUR/USD	+10%	-10%	+10%	-10%
Net income (loss) impact	$(1,072)	$1,072	$4,988	$(4,988)

Credit Risk and Trade Receivables
For a description of our trade receivables, please see "Note 5. Trade Receivables" in the Notes to the Unaudited Condensed Consolidated Financial Statements.

Item 4. Controls and Procedures
Disclosure Controls and Procedures
Based on their evaluation as of September 30, 2026, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective to provide reasonable assurance that (i) the information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and (ii) such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
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
Item 1A. Risk Factors
You should carefully consider the risks described under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025 and in our subsequent Quarterly Reports on Form 10-Q. These risks and uncertainties are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, also may become important factors that affect us. If any such risks materialize, our business, financial condition and results of operations could be materially harmed and the trading price of our Ordinary Shares could decline. The following risk factors are provided to update the risk factors previously disclosed under the heading "Risk Factors" in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2026 filed with the Securities and Exchange Commission (the "SEC") on August 5, 2026. The risk factors below include risks relating to the proposed cross-border merger and the associated transfer of our legal domicile to the United States, as previously described in our Registration Statement on Form S-4 filed with the SEC on August 5, 2026. Except as presented below, there have been no material changes to the Risk Factors described in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2026.
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
Risks Related to Our Business and Industry
You should read and consider the risk factors relating to Lux Criteo, which will continue to affect U.S. Criteo after completion of the Merger and are described under the heading “Risk Factors” in the Annual Report and in the Quarterly Reports. Each such risk factor is incorporated by reference into this proxy statement / prospectus.
Risks Relating to the Merger
We expect to incur additional costs in connection with the Merger and management attention may be diverted to complete the Merger, and our business may otherwise be impacted by disruptions or uncertainty associated with the Merger.
We expect to incur additional direct and indirect costs as a result of the Merger. The Company operates in multiple jurisdictions, and other indirect tax costs are expected to be incurred in jurisdictions in which Criteo has subsidiaries. Following the Merger, U.S. Criteo will hold meetings of the Board of Directors and annual general meetings of its stockholders in the United States. We also expect to increase our presence in the United States and incur costs and expenses, including professional fees, to comply with U.S. corporate, tax and other laws and regulations. In addition, we expect to incur attorneys’ fees, accountants’ fees, other advisors’ fees, filing fees, mailing expenses and printing expenses in connection with the Merger, even if it is not approved or completed. The Merger may also divert the attention of our management and employees from our operating business and increase other administrative costs and expenses. Further, though U.S. Criteo will carry on the business currently conducted by Lux Criteo, certain relationships, including with employees, landowners, suppliers, lenders, partners, governments, lobbying professional organizations and shareholders, may be subject to disruption due to uncertainty associated with the Merger, contractual termination, default, acceleration or similar provisions that may be triggered, deemed to be triggered or claimed to be triggered as a result of the Merger or potentially negative publicity resulting from the Merger, any of which could adversely affect our business and operations.

Legislative, regulatory, administrative, shareholder or third party action in connection with or as a result of the Merger, or changes to or implementation of laws, rules, regulations or policies or the interpretations thereof, could materially delay or prevent the Merger, eliminate or reduce some or all of the anticipated benefits of the Merger or otherwise materially and adversely affect our business, results of operations and financial condition.
We could be the subject of legislative, regulatory, administrative, stockholder or third party action in connection with or as a result of the Merger. Any such action may seek or result in delaying, hindering, impeding, preventing, rescinding or nullifying the Merger. We are subject to a wide variety of Luxembourg, European Union and U.S. securities laws, rules, regulations and policies. There can be no assurance that such laws, rules, regulations and policies or the interpretations thereof (including through enforcement priorities, executive orders and investigations) will not be changed or implemented in connection with or as a result of the Merger or otherwise. Such changes or implementations could materially delay or prevent the Merger, eliminate or reduce some or all of the anticipated benefits of the Merger or otherwise materially and adversely affect our business, results of operations and financial condition. In addition, as a Delaware corporation following the Merger, we will be required to comply with numerous U.S. and Delaware laws and regulations, and we may incur costs and divert management attention as we seek to ensure compliance with a changing regulatory regime.
The Merger is conditional, and the conditions may not be satisfied, or we may choose to abandon or delay the Merger.
Completion of the Merger is conditional, among other things, upon the satisfaction or waiver of certain conditions, which include the receipt of shareholder approval. There can be no assurance that these conditions will be fulfilled or that the Merger will be completed. Further, we may abandon or delay the Merger, which, for example, could be the result of an increase in our estimated cost of the Merger or determination that the Merger may not result in the benefits we expect and a determination by the Board of Directors that the Merger is no longer in the best interests of shareholders.
The market for our shares may fluctuate as a result of the Merger.
The U.S. stock market generally , and the market for our securities in particular, has been and may continue to be subject to fluctuations, whether due to, or irrespective of, our operating results and financial condition. The Ordinary Shares are currently listed on Nasdaq. In connection with the Merger, we intend to list the Common Stock on the NYSE under the ticker symbol “CRTO”. We cannot predict the prices at which our securities may trade after the Merger, or whether the trading price of the Ordinary Shares absent the Merger would have been lower, higher or the same. In addition, if the trading market for the Common Stock cannot be sustained or is lower than that of the Ordinary Shares, it could increase price volatility. Should the market price of the Common Stock drop significantly, stockholders may institute securities class action lawsuits against us. A lawsuit against us could cause us to incur substantial costs and could divert the time and attention of our management and other resources.
Risks Related to Taxation
If the Merger does not qualify as a “reorganization” under Section 368(a) of the Code, stockholders may be required to pay U.S. federal income taxes.
It is intended that the Merger qualify as a form of “reorganization” within the meaning of Section 368(a) of the Code, and Lux Criteo and U.S. Criteo intend to file tax returns consistent with this intended tax treatment. However, the IRS may assert, and a court may sustain, a contrary position. If the Merger does not qualify as a form of reorganization within the meaning of Section 368(a) of the Code, stockholders would generally recognize taxable gain or loss upon their exchange of Ordinary Shares for Common Stock pursuant to the Merger.
Our tax position could be adversely impacted by changes in tax laws in various jurisdictions.
Our tax position could be adversely impacted by changes in tax laws, tax treaties or tax regulations or the interpretation or enforcement thereof by the tax authorities in France, Luxembourg, the United States or other jurisdictions following the Merger. Any such changes could subject us to increased taxation and potentially significant expense. Following the Merger, we may be subject to current U.S. federal income taxes on the earnings of our non-U.S. affiliates in a manner that may adversely impact our effective tax rate.

For example, as a Delaware corporation, we may be subject to U.S. federal income tax on income earned outside of the United States under the U.S. “controlled foreign corporation,” or “CFC,” rules, subject to the availability of certain credits and exemptions related to the taxes paid or income earned in those jurisdictions. Moreover, the Merger may not allow us to maintain a competitive worldwide effective corporate tax rate. We cannot provide any assurance as to what our worldwide effective tax rate will be after the Merger because of, among other things, uncertainty regarding the amount of business activities and profits in any particular jurisdiction in the future and the tax laws of such jurisdictions. Our actual worldwide effective tax rate may vary from our expectation and that variation may be material.
The Merger may result in adverse tax consequences for holders of Ordinary Shares.
U.S. Holders may be subject to U.S. federal income tax as a result of the Merger. A U.S. Holder who on the day of the Merger beneficially owns Ordinary Shares with a fair market value of less than $50,000 and is not a 10% U.S. Holder will generally not recognize any gain or loss and will generally not be required to include any part of our earnings in income. A U.S. Holder who on the day of the Merger beneficially owns Ordinary Shares with a fair market value of $50,000 or more and is not a 10% U.S. Holder will generally recognize gain (but not loss) in respect of the Merger as if such U.S. Holder exchanged its Ordinary Shares for Common Stock in a taxable transaction, unless such U.S. Holder elects in accordance with applicable Treasury Regulations to include in income as a deemed dividend the “all earnings and profits amount” (as defined in the Treasury Regulations under Section 367 of the Code) attributable to the Ordinary Shares held directly by such U.S. Holder. A U.S. Holder who on the day of the Merger is a 10% U.S. Holder will generally be required to include in income as a deemed dividend the “all earnings and profits amount” (as defined in the Treasury Regulations) attributable to the Ordinary Shares held directly by such U.S. Holder. The determination of Lux Criteo’s earnings and profits is a complex determination and may be affected by numerous factors. We may not provide U.S. Holders with the information required to calculate the “all earnings and profits amount” attributable to the Ordinary Shares held directly by such U.S. Holder. There can be no assurance that the IRS, or a court, will agree with Lux Criteo’s determination of its earnings and profits.
Risks Relating to Being a Delaware Corporation
The rights of stockholders under Delaware law differ from the rights of shareholders under Luxembourg law.
Currently, your rights as a shareholder of Lux Criteo are governed by the laws of Luxembourg and Lux Criteo’s existing articles of association. Following the Merger, your rights as a stockholder of U.S. Criteo will be governed by Delaware law and the Certificate of Incorporation and Bylaws (copies of which are attached as Annex F and Annex G, respectively, to this proxy statement / prospectus), which contain provisions that differ in certain respects from those currently in effect. Therefore, some of your rights as a shareholder will change as a result of the Merger. For a description of your rights following the Merger and how they may differ from your current rights, please see “Comparison of Shareholder Rights” beginning on page 63 of the S-4.
Provisions in the Certificate of Incorporation and Bylaws could impact change in control transactions.
In addition to protections afforded under the DGCL, the Certificate of Incorporation and Bylaws (copies of which are attached as Annex F and Annex G, respectively, to this proxy statement / prospectus) contain provisions that could have the effect of delaying or preventing changes in control or changes in management or the Board of Directors. These provisions include:
•providing that the Board of Directors will have the authority to increase or decrease its size without stockholder approval, and that vacancies on the Board of Directors, including newly created directorships, may, except as otherwise required by law or, if applicable, the rights of holders of a series of preferred stock, be filled by the affirmative vote of a majority of directors then in office, even if less than a quorum, or by a sole remaining director;

•providing that the Board of Directors will have the authority to determine designations and the powers, preferences and relative, participating, optional or other special rights and qualifications, limitations, or restrictions thereof, including the dividend rate, conversion rights, redemption price and liquidation preference, of any series of shares of preferred stock, to fix the number of shares constituting any such series, and to increase or decrease the number of shares of any such series (but not below the number of shares thereof then outstanding);
•providing that until the seventh annual meeting of the stockholders of U.S. Criteo following the Merger, the Board of Directors will be divided into two classes, with each class serving a staggered two-year term (which is consistent with how the current and historical Board of Directors has served), and removal of directors by stockholders during this time may be for cause only (and thereafter each director will serve a one-year term and be subject to removal by stockholders with or without cause);
•requiring advance notice applicable to stockholders for director nominations and actions to be taken at annual meetings (which will be lengthier than the current and historical requirements of the Company);
•requiring minimum ownership thresholds of stockholders to call a special meeting (which will be higher than the current and historical requirements of the Company); and
•providing that the Board of Directors is expressly authorized to adopt, or to alter or amend or repeal provisions in the Bylaws.
The Certificate of Incorporation will contain an exclusive forum provision that could limit a stockholder’s ability to bring a claim in a judicial forum that the stockholder believes is favorable for such disputes and may discourage lawsuits against us and any of our directors, officers or other employees.
The Certificate of Incorporation will provide that, unless U.S. Criteo consents in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware (or the federal district court in the State of Delaware if the Court of Chancery does not have subject matter jurisdiction) is the sole and exclusive forum for (i) any derivative action brought on our behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed by any of U.S. Criteo’s current or former directors, officers or other employees or stockholders, (iii) any action asserting a claim arising pursuant to any provision of the DGCL or the Certificate of Incorporation or Bylaws, or (iv) any action asserting a claim governed by the internal affairs doctrine (the “Delaware Exclusive Forum Provision”). The Certificate of Incorporation will further provide that the federal district courts of the United States will, to the fullest extent permitted by law, be the exclusive forum for resolving any complaint asserting a cause of action under the Securities Act (the “Federal Forum Provision”).
The Delaware Exclusive Forum Provision is intended to apply to claims arising under Delaware state law and would not apply to claims brought pursuant to the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction. In addition, the Federal Forum Provision is intended to apply to claims arising under the Securities Act and would not apply to claims brought pursuant to the Exchange Act. The exclusive forum provisions in the Certificate of Incorporation will not relieve U.S. Criteo of its duties to comply with the federal securities laws and the rules and regulations thereunder and, accordingly, actions by stockholders to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder must be brought in federal courts. Stockholders will not be deemed to have waived our compliance with these laws, rules and regulations.
The exclusive forum provisions in the Certificate of Incorporation may limit a stockholder’s ability to bring a claim in a judicial forum of its choosing for disputes with U.S. Criteo or its directors, officers or other employees, which may discourage lawsuits against U.S. Criteo and its directors, officers and other employees. In addition, stockholders who do bring a claim in the Court of Chancery of the State of Delaware pursuant to the Delaware Exclusive Forum Provision or in the federal district courts of the United States pursuant to the Federal Forum Provision could face additional litigation costs in pursuing any such claim, particularly in the case of the Court of Chancery of the State of Delaware if they do not reside in or near Delaware. The court in the designated forum under our exclusive forum provisions may also reach different judgments or results than would other courts, including courts where a stockholder would otherwise choose to bring the action, and such judgments or results may be adverse to our stockholders.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities by the issuer and Affiliated Purchasers
The following table provides certain information with respect to our purchases of our ADSs during the third fiscal quarter of 2026:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs(1)
July 1 to 31, 2026	194,447	$21.07	194,447	$155,719,837
August 1 to 31, 2026	—	$—	—	$155,719,837
September 1 to 30, 2026	—	$—	—	$155,719,837
Total	194,447		194,447
(1) On February 6, 2026, the Board of Directors authorized an increase of the previously authorized share repurchase program from up to $805.0 million to up to $959.0 million of the Company’s outstanding American Depositary Shares.
(2) Weighted average price paid per share excludes any broker commissions paid.
Item 5. Other Information
Trading Plans
During the three months ended September 30, 2026, no directors or Section 16 officers of the Company adopted or terminated any Rule 10b5-1 trading arrangement or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408 of Regulation S-K.

Item 6. Exhibits
Exhibit Index

		Incorporated by Reference
Exhibit	Description	Schedule/ Form	File Number	Exhibit	File Date
2.1	Agreement and Plan of Merger, dated as of August 5, 2026, by and between Criteo S.A. and Criteo Holdings, Inc.	8-K	001-36153	2.1	8/5/2026
2.2	Common Draft Terms of Cross-Border Merger, dated as of August 5, 2026, by and between Criteo S.A. and Criteo Holdings, Inc.	8-K	001-36153	2.2	8/5/2026
3.1	Amended Articles of Association of Criteo S.A. (incorporated by reference from Exhibit 3.1 to the Current Report on Form 8-K, filed with the Commission on August 5, 2026).	8-K	001-36153	3.1	8/5/2026
31.1#	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended
31.2#	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended
32.1*	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended
10.1	Amendment effective July 29, 2026 by and among the Company and Société Générale, in its individual capacity and as Agent for the Lenders under the Multicurrency Revolving Facility Agreement, dated as of September 27, 2022	8-K	001-36153	10.1	7/31/2026
10.2	Amended and Restated Management Agreement, between Criteo Holdings, Inc. and Michael Komasinski, effective as of January 1, 2027	S-4/A	333-298014	10.18	10/29/2026
10.3	Amended and Restated Executive Employment Agreement, between Criteo Holdings, Inc. and Connor McGogney, effective as of January 1, 2027	S-4/A	333-298014	10.19	10/29/2026
10.4	Amended and Restated Executive Employment Agreement, between Criteo Holdings, Inc. and Ryan Damon, effective as of January 1, 2027	S-4/A	333-298014	10.20	10/29/2026
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Link base Document
101.DEF	XBRL Taxonomy Extension Definition Link base Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

Incorporated by Reference
Exhibit	Description	Schedule/ Form	File Number	Exhibit	File Date
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File, formatted in Inline XBRL and contained in Exhibit 101.
#    Filed herewith.
*    Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CRITEO S.A.
(Registrant)

	By:	/s/ Connor McGogney
Date: November 4, 2026	Name:	Connor McGogney
	Title:	Chief Financial Officer
(Principal financial officer and duly authorized signatory)